Form 10-Q
period 2016-03-31
PAVmed Inc.
filed 2016-05-11
CIK 1624326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
Commission File Number: 001-37685

PAVMED INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-1214177
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
One Grand Central Place Suite 4600 New York, NY (Address of Principal Executive Offices)	10165 (Zip Code)
(212) 949-4319
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2016 there were 13,310,000 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

i

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
PAVMED INC. (F/K/A PAXMED INC.) AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$236,052	$767,268
Prepaid fees to related party	25,000	—
Prepaid expenses and other current assets	65,850	8,761
Total Current Assets	326,902	776,029
Equipment, net	12,396	—
Deferred offering costs	441,999	438,061
Total Assets	$781,297	$1,214,090
Liabilities and Stockholders’ (DEFICIT) Equity
Current Liabilities:
Accounts payable	$359,648	$165,321
Accrued expenses	484,611	414,851
Total Current Liabilities	844,259	580,172
Commitments and Contingencies (Note 8)
Stockholders’ (DEFICIT) Equity:
Preferred stock, par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, par value $0.001; 50,000,000 shares authorized; 12,250,000 and 12,250,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	12,250	12,250
Additional paid-in capital	2,672,652	2,672,652
Accumulated deficit	(2,747,864)	(2,050,984)
Total Stockholders’ (DEFICIT) Equity	(62,962)	633,918
Total Liabilities and Stockholders’ (DEFICIT) Equity	$781,297	$1,214,090

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC. (F/K/A PAXMED INC.) AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2016	2015
Revenues	$—	$—
Formation and operating costs	517,739	130,337
Research and development costs	179,141	16,000
Total operating expenses	696,880	146,337
Net loss	$(696,880)	$(146,337)
Net loss per common share – basic and diluted	$(0.06)	$(0.01)
Weighted average common shares – basic and diluted	12,250,000	10,856,371
See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC. (F/K/A PAXMED INC.) AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(696,880)	$(146,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	132
Expense attributable to contributed services	—	100,000
Changes in operating assets and liabilities:
Prepaid fees to related party	(25,000)	—
Prepaid expenses and other current assets	(57,089)	(6,294)
Accounts payable	190,389	(4,959)
Accrued expenses	69,760	—
Net cash used in operating activities	(518,688)	(57,590)
Cash flows from investing activities:
Purchase of equipment	(12,528)	—
Net cash used in investing activities	(12,528)	—
Cash flows from financing activities:
Payment of deferred offering costs	—	(52,284)
Net cash used in financing activities	—	(52,284)
Net decrease in cash	(531,216)	(109,874)
Cash, beginning of period	767,268	839,077
Cash, end of period	$236,052	$729,203

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC. (F/K/A PAXMED INC.) AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
Note 1 — Organization and Plan of Business Operations
PAVmed Inc. (“PAVmed” or the “Company”) was organized under the laws of the State of Delaware on June 26, 2014 originally under the name of PAXmed Inc. On April 19, 2015, the Company changed its name to its current name, PAVmed Inc. The Company operates in one segment as a medical device company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization using a business model focused on capital and time efficiency.
The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
Since inception, the Company has incurred losses and negative cash flows from operations. During the three months ended March 31, 2016, the Company incurred a net loss of  $696,880. At March 31, 2016, the Company had an accumulated deficit of  $2,747,864 and does not expect to experience positive cash flows in the near future. The Company has financed its operations to date primarily through private placements of equity securities and its initial public offering (“IPO”) described below. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital, obtaining regulatory clearance, commercializing its products, generating sufficient revenue and its ability to continue to control expenses, if necessary, to meet its obligations as they become due for the foreseeable future. Failure to obtain regulatory clearance, commercialize its product candidates, manage discretionary expenditures or raise additional financing, as required, may adversely impact the Company’s ability to achieve its intended business objectives.
Initial Public Offering
On January 29, 2016, the Company’s registration statement on Form S-1 (File No. 333-203569) relating to its IPO of up to 1,200,000 units became effective. Each unit offered in the IPO consisted of one share of common stock and one warrant and the units were sold at an offering price of  $5.00 per unit. The IPO closed on April 28, 2016. The Company sold 1,060,000 units in the IPO generating gross proceeds of  $5.3 million and approximately $4.35 million of net proceeds, net of underwriting discounts and commissions and offering expenses. The warrants issued in the IPO are exercisable commencing October 28, 2016 and expire on January 29, 2022 or earlier upon redemption. Each warrant has an exercise price of  $5.00. Upon consummation of the IPO, the Company’s 9,560,296 outstanding warrants converted into identical warrants issued in the IPO.
In connection with the consummation of the IPO, the units were approved for listing on the Nasdaq Capital Market, or Nasdaq, under the symbol “PAVMU”. The common stock and warrants comprising the units will begin separate trading on July 27, 2016 under the symbols “PAVM” and “PAVMW”, respectively.
Stock Split Effected in the Form of a Stock Dividend
On September 21, 2015, the Company’s Board of Directors declared a 2.7872582-for-1 stock split to be effected in the form of a stock dividend. All basic and diluted earnings per share, average shares outstanding information and all applicable footnotes have been adjusted to reflect the aforementioned stock split. The number of authorized shares of common stock and preferred stock were not impacted by this split and remain at 50,000,000 and 20,000,000 shares, respectively.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim

PAVMED INC. (F/K/A PAXMED INC.) AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

Note 2 — Summary of Significant Accounting Policies (continued)

financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information.
The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies, other than the adoption of a policy for equipment as noted below.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Basis of Consolidation
The accompanying condensed consolidated interim financial statements include the accounts of PAVmed and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.
Equipment
Equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and resulting gain or loss, if any, is reflected in operations.
The useful lives of equipment are as follows:
Research and development equipment	5 years
Computer equipment	3 years
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, including equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

PAVMED INC. (F/K/A PAXMED INC.) AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

Note 2 — Summary of Significant Accounting Policies (continued)

Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the asset is considered impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired assets. The Company has not recorded impairment of any long-lived assets in the periods presented.
Reclassification
Certain previously reported amounts have been reclassified to conform to the presentation used in the condensed consolidated financial statements for the three months ended March 31, 2016, including adjusting the weighted average shares outstanding to reflect the September 21, 2015, 2.7872582-for-1 stock split as of March 31, 2015.
Recent Accounting Pronouncements
In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (“ASU 2016-11”). The amendments in ASU 2016-11 rescind certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities — Oil and Gas, effective upon adoption of Topic 606. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (a) Revenue and Expense Recognition for Freight Services in Process (b) Accounting for Shipping and Handling Fees and Costs, (c) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products) (d) Accounting for Gas-Balancing Arrangements (that is, use of the “entitlements method”). In addition, as a result of the amendments in Update 2014-16, the SEC staff is rescinding its SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” effective concurrently with Update 2014-16. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.
In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for the Company beginning January 1, 2017, although early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”). The amendments are intended to improve the operability and understandability of the implementation guidance on principal

PAVMED INC. (F/K/A PAXMED INC.) AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

Note 2 — Summary of Significant Accounting Policies (continued)

versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.
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
Note 3 — Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following as of:
	March 31, 2016	December 31, 2015
Security deposits	$41,750	$—
Prepaid insurance	24,100	—
Advanced payments to suppliers	—	8,761
Total prepaid expenses and other current assets	$65,850	$8,761

Note 4 — Equipment, Net
Equipment, net consisted of the following as of:
	March 31, 2016	December 31, 2015
Research and development equipment	$10,156	$—
Computer equipment	2,372	—
Total property, plant and equipment	12,528	—
Less: accumulated depreciation	(132)	—
Total equipment, net	$12,396	$—

Depreciation expense for the three months ended March 31, 2016 was $132 and no depreciation expense was incurred during the three months ended March 31, 2015.

PAVMED INC. (F/K/A PAXMED INC.) AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

Note 5 — Accrued Expenses
Accrued expenses consisted of the following for the periods indicated:
	March 31, 2016	December 31, 2015
Chief Executive Officer contributed services deemed payable	$240,000	$240,000
Bonus payable	124,583	124,583
Accrued professional fees	64,300	36,000
Accrued vacation payable	14,698	5,879
Accrued other	41,030	8,389
Total accrued expenses	$484,611	$414,851

Note 6 — Income Taxes
For the three months ended March 31, 2016 and 2015, the Company did not record a current or deferred income tax expense or benefit. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2016 and December 31, 2015.
Note 7 — Related Party Transactions
HCP/Advisors LLC
Effective as of October 27, 2015, the Company entered into a three-year management services agreement with HCP/Advisors LLC, an affiliate of a director of the Company, which replaced a prior contemplated management services agreement with HCFP LLC, another affiliate of the director and certain other officers and directors of the Company. Pursuant to the HCP/Advisors LLC agreement, such entity has agreed to provide the Company with certain management services, including without limitation identifying potential corporate opportunities, providing certain financial and accounting resources, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers and other advisory services as may be mutually agreed upon. The Company has agreed to pay HCP/Advisors LLC an initial monthly fee of $35,000 commencing as of November 1, 2015 and thereafter a monthly fee of  $25,000. The Company incurred $75,000 of fees under this agreement during the three months ended March 31, 2016. At March 31, 2016, $25,000 of fees for April 2016 services were prepaid to HCP/Advisors LLC.
Pavilion Holdings Group LLC
The Company has determined not to enter into the previously disclosed management services agreement (the “Proposed Agreement”) between the Company and Pavilion Holdings Group LLC, an affiliate of Lishan Aklog, M.D., Michael J. Glennon and Brian J. deGuzman, M.D. The Proposed Agreement had been expected to commence on the date the Company’s IPO was consummated. Notwithstanding that the Proposed Agreement was not executed, the Company expects that Mr. Glennon and Dr. deGuzman will continue to serve as the Company’s Vice Chairman and Chief Medical Officer, respectively, and will provide the Company with such other advisory and consulting services as are reasonably requested by the Company, as had been contemplated under the Proposed Agreement. The Company anticipates that it will enter into an agreement or agreements confirming these arrangements with Mr. Glennon and Dr. deGuzman and establishing compensation for their services by the third quarter of 2016.

PAVMED INC. (F/K/A PAXMED INC.) AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

Note 8 — Commitments and Contingencies
Chief Executive Officer Employment Agreement
Effective November 1, 2014, the Company entered into an employment agreement with its Chief Executive Officer (the “CEO Employment Agreement”) for a five-year term with a base salary of $240,000 per year, and a guaranteed bonus beginning on January 1 of each year beginning on January 1, 2016 equal to 50% of his base salary. The Chief Executive Officer will also be eligible to earn annual performance bonuses meeting certain objectives as determined by the Board of Directors; provided, however, that the base salary and guaranteed bonus was to be paid only upon, and subject to, the consummation of the IPO. The CEO Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the Chief Executive Officer with “good reason.”
Effective November 1, 2015, the Company amended the CEO Employment Agreement, increasing the base salary from $240,000 to $295,000 per year commencing on November 1, 2015; provided, however, that the base salary from November 1, 2014 to October 31, 2015 of  $240,000 (“Contingent Salary”) was to be paid only upon, and subject to, the consummation of the IPO. As of March 31, 2016 and December 31, 2015, the Company determined the likelihood of the IPO was probable and, therefore, a liability was recognized in the accompanying condensed consolidated balance sheets for the Contingent Salary and guaranteed 50% bonus.
Chief Financial Officer Employment Agreement
Effective as of October 8, 2015, the Company entered into a two-year employment agreement with its Chief Financial Officer (the “CFO Employment Agreement”) with a base salary of  $275,000 per year. The Chief Financial Officer will be eligible to earn annual performance bonuses meeting certain objectives as determined by the Board of Directors. Upon the consummation of the IPO, the Chief Financial Officer was also granted an option to purchase 125,000 shares of the Company’s common stock with an exercise price equal to $5.00 per share. The Company also agreed to reimburse up to $2,200 per month to cover temporary housing and travel expenses for up to 12 months and to reimburse additional relocation expenses in the future. The CFO Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the Chief Executive Officer with “good reason.”
Option to Purchase Shares
On April 9, 2015, the Company agreed to issue upon consummation of the IPO to each of Dr. Aklog, Mr. Glennon, and Dr. deGuzman an option to purchase 278,726 shares; to each of the five members of its Medical Advisory Board options to purchase 27,873 shares; and to each of its non-executive directors options to purchase 97,554 shares. On October 8, 2015, the Company also agreed to issue the Company’s Chief Financial Officer, an option to purchase 125,000 shares on the same terms as contemplated in the April 9, 2015 commitments. These options were issued upon consummation of the IPO on April 28, 2016 under the 2014 Long-Term Incentive Equity Plan, exercisable at $5.00 per share and vesting as to 3/36 of the shares on July 28, 2016 and in 33 monthly installments thereafter. In total, options to acquire 1,588,313 shares were issued on April 28, 2016.
Leases
Beginning on May 1, 2015, the Company rents access to a research and development facility in Massachusetts that provides for month-to-month rent of  $1,000 per month. Either the landlord or the Company can cancel this rental arrangement at any time. Total rental expense under this arrangement for the three months ended March 31, 2016 was $3,000.

PAVMED INC. (F/K/A PAXMED INC.) AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

Note 8 — Commitments and Contingencies (continued)

The Company also leases space that serves as the Company’s corporate office under a lease agreement entered in January 2016 which provides for two consecutive six month terms beginning on February 1, 2016 at the rate of  $9,500 per month. The agreement may be canceled at the end of the initial six-month term at the election of the Company and also provides for access to common area office facilities. Total rent expense under this arrangement for the three months ended March 31, 2016 was $28,500.
Legal Proceedings
The Company is not involved in any legal proceeding that it expects to have a material effect on its business, financial condition, results of operations or cash flows.
Note 9 — Stockholders’ Equity
Warrants
At March 31, 2016 and December 31, 2015, the Company had warrants outstanding to purchase 9,560,296 shares. The outstanding warrants as of March 31, 2016, as of the consummation of the IPO, automatically converted into warrants having the same terms and conditions as the warrants that were issued in the Company’s IPO.
Note 10 — Net Loss Per Share
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
The following table sets forth the comparison of basic and fully diluted net loss per share for the periods indicated:
	Three Months Ended March 31,
	2016	2015
Net loss attributable to common stockholders	$(696,880)	$(146,337)
Weighted average common shares outstanding	12,250,000	10,856,371
Net loss per common share – basic and diluted	$(0.06)	$(0.01)

The following securities at March 31, 2016 and 2015 have been excluded from the computation of diluted weighted shares outstanding, as they would be anti-dilutive:
	March 31,
	2016	2015
Warrants	9,560,296	10,856,371

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview
The following discussion and analysis of our financial condition and results of operations should be read together with our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Forward-looking statements
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, as well as “Risk Factors” that are incorporated by reference into this Quarterly Report from our most recent Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:
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

You should refer to the “Risk Factors” section of our 2015 Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview
We are a medical device company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization. We employ a business model focused on capital and time efficiency. Since our inception on June 26, 2014, our activities have focused on advancing the lead projects in our pipeline, recruiting our new Chief Financial Officer, Board of Directors and Medical Advisory Board, raising initial working capital through two private placements, consummating our initial public offering and protecting the Company’s intellectual property.
With regard to the five lead projects in our pipeline — PortIO, Caldus, CarpX, NextCath and NextFlo:
•
we have filed final provisional patent applications for PortIO, Caldus, CarpX and NextFlo and acquired two patents and related patent applications for NextFlo;

•
we have engaged a design engineering firm which has completed design work on PortIO, delivered working prototypes and transitioned the project to our contract manufacturing partner which has begun the formal validation and verification processes required for FDA submission;

•
we have engaged a design and contract manufacturing firm, have developed working prototypes of the infusion device and balloon catheters for the Caldus project, including one specifically designed for renal denervation, and have completed benchtop and live animal organ testing of the working prototype demonstrating stable balloon ablation temperatures for extended ablation periods;

•
we have engaged a second engineering design firm to optimize and simplify the design of the infusion device for the Caldus project for its commercial embodiment;

•
we have engaged a design and contract manufacturing firm and have tested working prototypes of the CarpX balloon catheter in a benchtop tissue model as well as in cadavers;

•
we have begun to optimize the design of the CarpX balloon catheter for its commercial embodiment and engaged a second engineering design firm to design a commercial embodiment of the device’s handle and electronic components;

•
we have engaged a design and contract manufacturing firm with experience in extrusions for the NextCath project, completed head to head retention force analysis with existing technologies and advanced the design to apply to other short-term catheters beyond peripheral venous catheters;

•
we have advanced the design of the NextFlo variable resistor to allow it to function as a free-standing device or integrated into an infusion administration set or disposable infusion device;

•
we remain actively engaged with our full-service regulatory consulting firm and an independent regulatory consultant who are working closely with our contract design and manufacturing partners as our products advance towards commercialization;

•
we have evaluated a number of product opportunities and intellectual property covering a spectrum of clinical conditions which have been presented to us by clinician innovators and academic medical centers for consideration of a partnership to develop and commercialize these products.

We have never been profitable and have incurred net losses since inception. Our net losses were $696,880 and $146,337 for the three months ended March 31, 2016 and 2015, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from formation and operating costs associated with establishing and advancing our operations. For the three months ended March 31, 2016, we incurred $179,141 of research and development costs and $517,739 of formation and operating costs. For the three months ended March 31, 2015, we incurred $16,000 of research and development costs and $130,337 of formation and operating costs.
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
Through March 31, 2016, we have received aggregate net proceeds from sales of our equity securities of $2,119,212.
Recent Developments
On April 28, 2016, we consummated the IPO, selling 1,060,000 units. Each unit consists of one share of common stock and one warrant. The units were sold at an offering price of  $5.00 per unit, generating gross proceeds of  $5.3 million and net proceeds of $4.35 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. In connection with the consummation of the IPO, the units were approved for listing on the Nasdaq Capital Market, or Nasdaq, under the symbol “PAVMU”. The common stock and warrants comprising the units will begin separate trading on July 27, 2016 under the symbols “PAVM” and “PAVMW”, respectively.
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

From June 26, 2014 (inception) through March 31, 2016, we incurred $679,613 in research and development costs. We plan to increase our research and development expenses for the foreseeable future as we continue development of our product candidates. Our current and planned research and development activities include the following:
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

•
the continued access to expertise through outsourced suppliers for engineering and manufacturing; and

•
the cost, timing and our ability to manufacture sufficient prototype and commercial supplies for our product candidates.

Income Taxes
For the three months ended March 31, 2016 and 2015, we did not record a current or deferred income tax expense or benefit. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of March 31, 2016 and December 31, 2015.
Results of operations
Comparison of the three months ended March 31, 2016 and 2015.
	Three Months Ended March 31,
	2016	2015
Revenues	$—	$—
Operating expenses:
Formation and operating costs	517,739	130,337
Research and development costs	179,141	16,000
Total operating costs	696,880	146,337
Net loss	$(696,880)	$(146,337)

Revenues
We have not generated any revenues to date. Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize products.

Formation and operating costs
The following table summarizes our formation and operating costs incurred during the three months ended March 31, 2016 and 2015:
	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Compensation and related personnel costs	$185,251	$100,000	$85,251	85.2%
Outside professional services	254,830	20,560	234,270	1,139.5%
Facility related costs	28,004	2,949	25,055	849.6%
Travel related costs	32,562	—	32,562	100.0%
Other formation and operating costs	17,092	6,828	10,264	150.3%
Total formation and operating costs	$517,739	$130,337	$387,402	297.2%

Our formation and operational costs for the three months ended March 31, 2016 were $517,739 and for the three months ended March 31, 2015 were $130,337. The increased spending of  $387,402 for the three months ended March 31, 2016 is due primarily to higher executive compensation costs of  $85,251, increased professional fees of  $234,270, including increased patent prosecution costs of  $39,664, increased facility and office related costs of  $25,055, and increased travel related costs of  $32,562. In general, the higher spending during the three months ended March 31, 2016 is driven by additional costs from the broader scale of the Company’s operations during the three months ended March 31, 2016 as well as increased costs associated with the Company’s IPO and public company reporting requirements.
Research and development costs
Research and development costs for the three months ended March 31, 2016 were $179,141 and for the three months ended March 31, 2015 were $16,000. The increase in costs of  $163,141 during the three months ended March 31, 2016 was due to the Company being engaged in the development of all five of its product candidates while during the three months ended March 31, 2015 the Company incurred limited research and development costs on just one of its product candidates.
Liquidity and capital resources and plan of operation
We have incurred net losses of  $696,880 and $146,337 for the three months ended March 31, 2016 and 2015, respectively. Net cash used in operating activities was $518,688 and $57,590 during the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, we had an accumulated deficit of $2,747,864, negative working capital of  $517,357, and cash of  $236,052. We anticipate incurring losses for the next several years as we complete the development of product candidates and file for and request regulatory clearances to market our product candidates.
From June 26, 2014 (inception) through March 31, 2016, we have financed our operations principally through private offerings of our common stock and warrants which have provided the Company with $2,119,212 in equity financing proceeds. The Company’s IPO, consummated on April 28, 2016, provided the Company with $4.35 million in net proceeds.
We believe that the net proceeds from our April 28, 2016 IPO and our existing cash, will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements into early 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we current expect. If we are required to raise additional capital, we may seek to sell additional equity or debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issue of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants the would restrict our operations. We may also seek funding through collaborations or other similar arrangements with third parties, including larger medical device companies. If we are unable to raise sufficient additional capital we may need to substantially curtail our planned operations.

Cash flows and liquidity
The following table sets forth the primary sources and uses of cash for each period set forth below:
	Three Months Ended March 31,
	2016	2015
Net cash used in:
Operating activities	$(518,688)	$(57,590)
Investing activities	(12,528)	—
Financing activities	—	(52,284)
Net decrease in cash	$(531,216)	$(109,874)

Net cash used in operating activities
The net cash used in operating activities was $518,688 for the three months ended March 31, 2016 and consisted of a net loss of  $696,880, adjusted for depreciation of  $132, offset by a net increase in operating liabilities over assets of  $178,060. The significant items in the change in operating assets and liabilities include increases in accounts payable and accrued expenses of  $190,389 and $69,760, respectively, partially offset by an increase in prepaid expenses and other current assets of  $57,089 plus, an increase in prepaid fees to related party of  $25,000.
For the three months ended March, 31, 2015, net cash used in operating activities was $57,590 and consisted of a net loss of  $146,337 adjusted for non-cash contributed services of  $100,000 and a net decrease in operating assets and liabilities of  $11,253. The significant items in the change in operating assets and liabilities included decrease in accounts payable of  $4,959 and an increase in prepaid expenses and other current assets of  $6,294.
Net cash used in investing activities
For the three months ended March 31, 2016 cash used in investing activities included purchases of computer and research equipment totaling $12,528. No investing related cash flows occurred during the three months ended March 31, 2015.
Net cash provided by financing activities
There were no financing cash flows for the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company made payments of  $52,284 for deferred offering costs associated with its initial public offering.
Critical Accounting Policies and Significant Judgments and Estimates
This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our 2015 Annual Report on Form 10-K as filed with the SEC and which is incorporated herein by reference, for full detail. We have not made any significant changes to our critical accounting policies during the three months ended March 31, 2016.
Recently Issued Accounting Standards
We did not adopt any new accounting pronouncements during the three months ended March 31, 2016 that had a material effect on our financial statements.

In May 2016, the FASB issued Accounting Standards Update 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (“ASU 2016-11”). The amendments in ASU 2016-11 rescinds the certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities — Oil and Gas, effective upon adoption of Topic 606. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (a) Revenue and Expense Recognition for Freight Services in Process (b) Accounting for Shipping and Handling Fees and Costs, (c) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products) (d) Accounting for Gas-Balancing Arrangements (that is, use of the “entitlements method”). In addition, as a result of the amendments in Update 2014-16, the SEC staff is rescinding its SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” effective concurrently with Update 2014-16. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.
In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for the Company beginning January 1, 2017, although early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.
Contractual Obligations
Other than noted below, there have been no material changes since December 31, 2015 to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than payments made or received in the ordinary course of business.
On January 29, 2016, the Company entered a lease agreement for its corporate office location that provides for two consecutive six month terms beginning on February 1, 2016. The lease agreement provides for rental payments of  $9,500 per month. Total rent expense under this arrangement for the three months ended March 31, 2016 was $28,500.
The Company has determined not to enter into the previously disclosed management services agreement (the “Proposed Agreement”) between the Company and Pavilion Holdings Group LLC. The Proposed Agreement had been expected to commence on the date the Company’s IPO was consummated.

Notwithstanding that the Proposed Agreement was not executed, the Company expects that Mr. Glennon and Dr. deGuzman will continue to serve as the Company’s Vice Chairman and Chief Medical Officer, respectively, and will provide the Company with such other advisory and consulting services as are reasonably requested by the Company, as had been contemplated under the Proposed Agreement. The Company anticipates that it will enter into an agreement or agreements confirming these arrangements with Mr. Glennon and Dr. deGuzman and establishing compensation for their services by the third quarter of 2016.
JOBS Act
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements, and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies.
As an emerging growth company, we have irrevocably elected to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
Off-Balance sheet arrangements
We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.
Item 3.   Quantitative and qualitative disclosures about market risk
Not applicable to smaller reporting companies.
Item 4.   Controls and procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.
Based on our evaluation, we believe that our disclosure controls and procedures as of the date of our Quarterly Report on Form 10-Q have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. As a result, it is possible that, had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, material weaknesses and significant control deficiencies may have been identified. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in internal control over financial reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION
Item 1.   Legal Proceedings
We currently are not subject to any material legal proceedings.
Item 1A.   Risk Factors
We are subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to these risk factors during the three months ended March 31, 2016.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended March 31, 2016.
Use of Proceeds from Initial Public Offering
On April 28, 2016, we closed the IPO, selling 1,060,000 units, with each unit consisting of one share of common stock and one warrant at a public offering price of $5.00 per unit for an aggregate offering of  $5.3 million. The offer and sale of all of the units in the offering were registered under the Securities Act pursuant to registration statement on Form S-1 (File No. 333- 203569), which was declared effective by the SEC on January 29, 2016. The offering commenced on January 29, 2016 and did not terminate until the Company and its selling agent, The Benchmark Company, LLC, declared the offering closed on a “best efforts” basis on April 28, 2016.
We received aggregate net proceeds from the offering of  $4.35 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.
There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.
Item 6.   Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX
Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PAVmed Inc.
Date: May 11, 2016	By:	/s/ Richard F. Fitzgerald Richard F. Fitzgerald, Chief Financial Officer (Principal Financial and Accounting Officer)