Form 10-Q
period 2016-06-30
PAVmed Inc.
filed 2016-08-12
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 12, 2016 there were 13,310,000 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

i

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

PAVMED INC.

(f/k/a PAXMED INC.)

and SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$3,022,845	$767,268
Prepaid expenses and other current assets	116,324	8,761
Total Current Assets	3,139,169	776,029
Equipment, net	13,606	—
Deferred offering costs	—	438,061
Total Assets	$3,152,775	$1,214,090
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$216,143	$165,321
Accrued expenses and other current liabilities	187,185	414,851
Total Current Liabilities	403,328	580,172
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, par value $0.001; 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.001; 50,000,000 shares authorized; 13,310,000 and 12,250,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	13,310	12,250
Additional paid-in capital	6,798,736	2,672,652
Accumulated deficit	(4,062,599)	(2,050,984)
Total Stockholders’ Equity	2,749,447	633,918
Total Liabilities and Stockholders’ Equity	$3,152,775	$1,214,090

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

(f/k/a PAXMED INC.)

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$—	$—	$—	$—
Formation and operating costs	959,734	293,158	1,477,473	423,495
Research and development costs	355,001	67,450	534,142	83,450
Total operating expenses	1,314,735	360,608	2,011,615	506,945
Net loss	$(1,314,735)	$(360,608)	$(2,011,615)	$(506,945)
Net loss per common share – basic and diluted	$(0.10)	$(0.03)	$(0.16)	$(0.05)
Weighted average common shares outstanding – basic and diluted	12,995,495	10,856,371	12,622,747	10,856,371

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

(f/k/a PAXMED INC.)

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Par Value	capital	Deficit	equity
Balance at January 1, 2016	12,250,000	$12,250	$2,672,652	$(2,050,984)	$633,918
Units issued in connection with initial public offering, net of offering costs	1,060,000	1,060	3,949,441		3,950,501
Stock-based compensation expense			176,643		176,643
Net loss				(2,011,615)	(2,011,615)
Balance at June 30, 2016	13,310,000	$13,310	$6,798,736	$(4,062,599)	$2,749,447

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

(f/k/a PAXMED INC.)

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,011,615)	$(506,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	837	—
Stock based compensation	176,643	—
Expense attributable to contributed services	—	200,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(107,563)	(1,294)
Accounts payable	144,322	46,053
Accrued expenses and other current liabilities	(227,666)	(21,614)
Net cash used in operating activities	(2,025,042)	(283,800)
Cash flows from investing activities:
Purchase of equipment	(14,443)	—
Net cash used in investing activities	(14,443)	—
Cash flows from financing activities:
Proceeds from issuance of units in connection with initial public offering	5,300,000
Payment of deferred offering costs	(1,004,938)	(33,705)
Net cash provided by (used in) financing activities	4,295,062	(33,705)
Net decrease in cash	2,255,577	(317,505)
Cash, beginning of period	767,268	839,077
Cash, end of period	$3,022,845	$521,572

Supplemental non-cash financing activities
Deferred offering costs	$272,356	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

(f/k/a PAXMED INC.)

and SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Note 1 — Organization and Plan of Business Operations

PAVmed Inc. (“PAVmed” or the “Company”) was organized under the laws of the State of Delaware on June 26, 2014 originally under the name of PAXmed Inc. On April 19, 2015, the Company changed its name to PAVmed Inc. The Company operates in one segment as a medical device company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization using a business model focused on capital and time efficiency.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Since inception, the Company has incurred losses and negative cash flows from operations. During the three and six month periods ended June 30, 2016, the Company incurred net losses of $1,314,735 and $2,011,615 respectively, and at June 30, 2016, the Company had an accumulated deficit of $4,062,599.

The Company does not expect to experience positive cash flows in the near future. To date, the Company has financed its operations through private placements of equity securities and its initial public offering (“IPO”) described below. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising sufficient additional capital when and if needed, obtaining regulatory clearance for its products, commercializing its products, generating sufficient revenue and its ability to continue to control expenses, if necessary, to meet its obligations as they become due for the foreseeable future. A failure to raise sufficient capital when and if needed, obtain regulatory clearance for its products, commercialize its products, manage discretionary expenditures, may adversely impact the Company’s ability to achieve its intended business objectives and continue as a going concern.

Initial Public Offering

On April 28, 2016, under a registration statement on Form S-1 declared effective January 29, 2016, the Company's IPO was consummated with the issuance of 1,060,000 units at an offering price of $5.00 per unit, with each unit consisting of one share of common stock and one warrant. The IPO resulted in gross cash proceeds of $5.3 million and $4.2 million of net cash proceeds, after deducting cash underwriting discounts and commissions and offering expenses. The warrants issued in the IPO are exercisable commencing October 28, 2016 and expire on January 29, 2022 or earlier upon redemption by the Company under certain conditions (see Note 9, Stockholders Equity). Each warrant has an exercise price of $5.00. Upon consummation of the IPO, the Company’s 9,560,296 previously outstanding warrants converted into identical warrants issued in the IPO.

In connection with the consummation of the IPO, the units were approved for listing on the Nasdaq Capital Market, or Nasdaq, initially under the symbol “PAVMU”. Subsequently, the common stock and warrants comprising the units began separate trading on Nasdaq on July 27, 2016 under the symbols “PAVM” and “PAVMW”, respectively, and the unit and symbol PAVMU ceased to be quoted and traded on the Nasdaq.

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

JUNE 30, 2016

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information.

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies, other than the adoption of a policy for equipment and early adoption of ASU 2016-09 for stock based compensation as noted below.

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

Stock-Based Compensation

The Company issues stock-based awards to employees, members of its board of directors, and non-employees. We account for stock-based awards to employees in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation, and stock based awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the statements of operations based on their fair values. ASC Topic 505-50 requires the fair value of the award to be remeasured at fair value as the award vests.

PAVMED INC.

(f/k/a PAXMED INC.)

and SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Note 2 — Summary of Significant Accounting Policies (continued)

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

Reclassification

Certain previously reported amounts have been reclassified to conform to the presentation used in the condensed consolidated financial statements for the three and six months ended June 30, 2016.

Recent Accounting Pronouncements

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for the Company beginning January 1, 2017, although early adoption is permitted. The Company elected to early adopt ASU 2016-09 effective as of April 1, 2016. As the Company did not have any stock options issued or outstanding prior the closing of its IPO on April 28, 2016, the impact of early adoption did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes a right-of-use (ROU) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Note 3 — Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of:

	June 30, 2016	December 31, 2015
Security deposits	$47,375	$—
Prepaid insurance	45,824	—
Advanced payments to suppliers	23,125	8,761
Total prepaid expenses and other current assets	$116,324	$8,761

Note 4 — Equipment, Net

Equipment, net consisted of the following as of:

	June 30, 2016	December 31, 2015
Research and development equipment	$10,156	$—
Computer equipment	4,287	—
	14,443	—
Less: accumulated depreciation	(837)	—
Total equipment, net	$13,606	$—

Depreciation expense for the three and six months ended June 30, 2016 was $705 and $837, respectively. No depreciation expense was incurred during the three and six months ended June 30, 2015.

PAVMED INC.
(f/k/a PAXMED INC.)
and SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Note 5 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods indicated:

	June 30, 2016	December 31, 2015
Chief Executive Officer contributed services deemed payable	$—	$240,000
Bonus payable	130,900	124,583
Accrued professional fees	26,750	36,000
Accrued vacation	22,009	5,879
Other	7,526	8,389
Total accrued expenses and other current liabilities	$187,185	$414,851

Included in bonus payable as of June 30, 2016 is $57,150 related to an initial bonus payment to the Company's Chief Medical Office (CMO) under the terms of the employment agreement between the Company and the CMO. See Note 8 for further details regarding the CMO Employment Agreement.

In May 2016, the Company paid $364,583 of contingent compensation due to its Chief Executive Officer upon the successful completion of the Company’s IPO. This contingent compensation was accrued as of December 31, 2015 as the Company’s IPO closing was deemed probable.

Note 6 — Income Taxes

In the three and six months ended June 30, 2016 and 2015, the Company recognized a deferred tax benefit which was fully offset by a corresponding valuation allowance. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded it is more-likely-than-not the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2016 and December 31, 2015.

PAVMED INC.
(f/k/a PAXMED INC.)
and SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Note 7 — Related Party Transactions

HCP/Advisors LLC

Effective as of October 27, 2015, the Company entered into a three-year management services agreement with HCP/Advisors LLC, an affiliate of a director of the Company, which replaced a prior contemplated management services agreement with HCFP LLC, another affiliate of the director and certain other officers and directors of the Company. Pursuant to the HCP/Advisors LLC agreement, such entity has agreed to provide the Company with certain management services, including without limitation identifying potential corporate opportunities, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers and other advisory services as may be mutually agreed upon. The Company has agreed to pay HCP/Advisors LLC an initial monthly fee of $35,000 commencing as of November 1, 2015 and thereafter a monthly fee of $25,000. Under this agreement, the Company incurred fees of $75,000 and $150,000 during the three and six months ended June 30, 2016, respectively.

PAVMED INC.
(f/k/a PAXMED INC.)
and SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Note 8 — Commitments and Contingencies

Chief Executive Officer Employment Agreement

Effective November 1, 2014, the Company entered into an employment agreement with its Chief Executive Officer (the “CEO Employment Agreement”) for a five-year term with a base salary of $240,000 per year, and a guaranteed bonus beginning on January 1 of each year beginning on January 1, 2016 equal to 50% of his base salary. The Chief Executive Officer will also be eligible to earn annual performance bonuses meeting certain objectives as determined by the Board of Directors; provided, however, the base salary and guaranteed bonus was to be paid only upon, and subject to, the consummation of the IPO. The CEO Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the Board of Directors with “good reason.”

Effective November 1, 2015, the Company amended the CEO Employment Agreement, increasing the base salary from $240,000 to $295,000 per year commencing on November 1, 2015; provided, however, the base salary from November 1, 2014 to October 31, 2015 of $240,000 (“Contingent Salary”) was to be paid only upon, and subject to, the consummation of the IPO. As of December 31, 2015, the Company determined the likelihood of the IPO was probable and, therefore, a liability was recognized in the accompanying condensed consolidated balance sheets for the Contingent Salary and guaranteed 50% bonus. As a result of the closing of the Company’s IPO on April 28, 2016, the contingent compensation accrued at December 31, 2015 and totaling $364,583 was paid to the Company’s CEO.

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

Chief Medical Officer Employment Agreement

Effective as of July 1, 2016, the Company entered into a five-year employment agreement with its Chief Medical Officer (the “CMO Employment Agreement”) with a base salary of $285,000 per year, plus an initial bonus of $50,000 for services provided before the agreement's effective date, with such payment and related employer payroll taxes recognized as accrued expense at June 30, 2016. The Chief Medical Officer will be eligible to earn annual performance bonuses upon meeting certain objectives as determined by the Board of Directors. The CMO Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the Chief Executive Officer with “good reason.”

PAVMED INC.
(f/k/a PAXMED INC.)
and SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Note 8 — Commitments and Contingencies (continued)

Leases

The Company leases space for its corporate office, which initially provided for two consecutive six month terms beginning on February 1, 2016, rent payments of $9,500 per month and the option to cancel the lease agreement at the end of the initial six-month term at the election of the Company. Subsequently, the lease agreement was amended to add approximately 200 sq. ft. of rentable office space at an additional rate of $4,400 per month; and, extended the lease term through May 31, 2017. Total rent expense under this office space lease arrangement for the three and six months ended June 30, 2016 was $32,250 and $51,250, respectively. At June 30, 2016, the Company’s aggregate future commitment under the amended lease was $152,900.

Beginning on May 1, 2015, the Company rents access to a research and development facility for monthly rent of $1,000 on a month-to-month basis. Either the landlord or the Company may cancel this rental arrangement at any time. Total rental expense under this facility lease arrangement amounted to $3,000 and $6,000 for the three and six months ended June 30, 2016, respectively, and $2,000 for the three and six months ended June 30, 2015.

Legal Proceedings

In the normal course of business, from time-to-time, the Company may be subject to claims in legal proceedings. Notwithstanding, the Company does not believe it is currently a party to any pending legal actions which could reasonably be expected to have a material adverse effect on its business, financial condition, results of operations, or cash flows.

PAVMED INC.
(f/k/a PAXMED INC.)
and SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Note 9 — Stockholders’ Equity

IPO Units

At April 28, 2016, the Company estimated the fair value of its common stock using the guideline transaction method of the market approach. The Company calculated the revenue multiples implied by recent IPOs of comparable companies over the past three years. This resulted in a median projected revenue multiple of 3.55x. Since the Company was not revenue producing as of its IPO date, projected revenues were developed for the years 2017 through 2020 based on market assumptions for the Company’s products and these revenues were then discounted using a discount rate in line with the Company’s cost of capital. The Company then applied the revenue multiple to the average of its discounted revenues to determine its total equity value and divided the total equity value by the number of common shares outstanding immediately prior to the IPO to arrive at an estimated fair value of common stock of $3.50.

Warrants

At June 30, 2016 and December 31, 2015, the Company had warrants outstanding to purchase 10,620,296 and 9,560,296 shares, respectively. The outstanding 9,560,296 warrants as of December 31, 2015, automatically converted into warrants having the same terms and conditions as the 1,060,000 warrants issued in the Company’s IPO on April 28, 2016, including a $5.00 per share warrant exercise price and a warrant term of six (6) years.

Certain of the warrants may be redeemed by the Company, under certain conditions, as described below. In this regard, commencing April 28, 2017, the Company may redeem the outstanding warrants (other than those outstanding prior to this offering held by our management, founders, and members thereof, but including the warrants held by the initial investors), at the Company's option, in whole or in part, at a price of $0.01 per warrant:

*	at any time while the warrants are exercisable;

*	upon a minimum of 30 days' prior written notice of redemption;

*	if, and only if, the volume weighted average price of the Company's common stock equals or exceeds $10.00 (subject-to adjustment) for any 20 consecutive trading days ending three business days before the Company issues its notice of redemption, and provided the average daily trading volume in the stock is at least 20,000 shares per day; and,

*	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

The right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of a warrant will have no further rights except to receive the redemption price for such holder's warrant upon surrender of such warrant.

Unit Purchase Options

On April 28, 2016, the Company issued unit purchase options to the selling agents in the Company’s IPO. The unit purchase options provide for the purchase of 53,000 units at an exercise price of $5.50 per unit. Each unit covered by the unit purchase options is identical to the units sold in the Company’s IPO and consists of one share of common stock and one warrant to purchase a share of common stock at $5.00 per share. The Company estimated the fair value of the unit purchase options issued to the selling agents was approximately $105,100, which was accounted for as offering costs of the Company’s IPO. The fair value of the unit purchase options was determined using a Black-Scholes option pricing model with the following assumptions: fair value of the underlying unit of $5.00, dividend yield of 0.00%, expected volatility of 50%, risk free rate of 1.28% and a contractual term of 4.6 years. The valuation assumptions for the unit purchase options were determined as follows:

Expected dividend yield: The estimate for annual dividends is $0.00 as the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

Expected stock price volatility: The expected volatility is based on historical stock price volatilities of similar entities within the Company's industry over the period commensurate with the expected term of the unit purchase options.

Risk-free interest rate: The Company based the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with the assumed expected unit purchase options term.

Expected term of the unit purchase options: The expected term of the unit purchase options represents the period of time the unit purchase options are expected to be outstanding, which is their contractual term.

PAVMED INC.
(f/k/a PAXMED INC.)
and SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Note 10 — Stock Based Compensation

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

All of the Company’s officers, directors, employees, and consultants, as well as those of its subsidiaries, are eligible to be granted awards under the Stock Plan. The types of awards that may be granted under the Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Company’s Board of Directors.

On April 28, 2016, upon the closing of the Company’s IPO, a total of 1,588,313 stock options were granted, including 961,178 to management, 487,770 to members of the board of directors, and 139,365 to members of the Company’s medical advisory board. The stock options have a ten (10) year contractual term from date of grant, have an exercise price of $5.00 per share, and vest 3/36 on the third month after the grant date and 1/36 on each successive month thereafter for the following 33 months.

The cost of stock-based compensation awards granted to employees and directors are determined based on the grant-date fair value and for non-employees using the fair value on the recognition date, with the cost recognized over the award’s service period. Stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
General and administrative	$155,147	$—	$155,147	$—
Research and development	21,496	—	21,496	—
Total stock-based compensation	$176,643	$—	$176,643	$—

At June 30, 2016, there were 362,768 shares of common stock available for grant under the Plan. The following table summarizes information about options for the periods presented below:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1, 2016	—	$—		$—	—
Granted	1,588,313	$5.00		$3,022,253	9.83
Exercised	—	$—	$
Forfeited	—	—
Outstanding at June 30, 2016	1,588,313	$5.00		$3,022,253	9.83
Vested or expected to vest at June 30, 2016	1,588,313	$5.00		$3,022,253	9.83
Exercisable and vested at June 30, 2016	—	$—		$—	—

PAVMED INC.
(f/k/a PAXMED INC.)
and SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Note 10 — Stock Based Compensation (continued)

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options at the grant date. The Black-Scholes valuation model requires the Company to make certain estimates and assumptions, including assumptions related to the expected price volatility of the Company’s stock, the period during which the options will be outstanding, the rate of return on risk- free investments, and the expected dividend yield for the Company’s stock.

Stock options issued to employees:

The fair values of stock options granted to employees and members of the board of directors during the six months ended June 30, 2016 was $1.32, with such fair value calculated using the following Black-Scholes valuation model assumptions:

	Six Months Ended June 30,
	2016	2015
Weighted-average risk-free interest rate	1.40%	—%
Expected term of options (in years)	5.8	—
Expected stock price volatility	50%	—%
Expected dividend yield	0%	—%

Stock options issued to non-employees:

The Company estimated the fair market value of its common stock at June 30, 2016 using the same ratio that was used to allocate the fair value of the unit between common stock and warrants issued upon consummation of the IPO.  Accordingly, the Company allocated a fair value of $10.15 (Unit closing market price of $14.50 at June 30, 2016 multiplied by 70%) for its common stock at June 30, 2016. The fair value of stock options granted to non-employees at June 30, 2016 was $7.97, with such fair value calculated using the following Black-Scholes valuation model assumptions:

	Six Months Ended June 30,
	2016	2015
Weighted average risk-free interest rate	1.49%	—%
Expected term of options (in years)	9.8	—%
Expected stock price volatility	60%	—%
Expected dividend yield	0%	—%

The weighted-average valuation assumptions for all stock-based awards were determined as follows:

Weighted-average risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

Expected term of options: The expected term of stock options represents the period of time options are expected to be outstanding, which for employees is the expected term derived using the simplified method and for non-employees is the contractual term.

Expected stock price volatility: The expected volatility is based on historical stock price volatilities of similar entities within the Company’s industry over the period commensurate with the expected term of the option.

Expected dividend yield: The estimate for annual dividends is $0.00 as the Company has not historically paid, and does not expect for the foreseeable future, to pay a dividend.

At June 30, 2016 there was $2,845,610 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over the next 2.8 years, which represents the weighted average remaining requisite service periods for such awards. No stock options have vested during the six months ended June 30, 2016.

PAVMED INC.
(f/k/a PAXMED INC.)
and SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Note 11 —Loss Per Share

Basic loss per share is calculated by dividing the loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential dilutive common shares would have been anti-dilutive.

The following table sets forth the comparison of basic and fully diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders	$(1,314,735)	$(360,608)	$(2,011,615)	$(506,945)
Weighted-average common shares outstanding	12,995,495	10,856,371	12,622,747	10,856,371
Net loss per common share - basic and diluted	$(0.10)	$(0.03)	$(0.16)	$(0.05)

The following securities at June 30, 2016 and 2015 have been excluded from the computation of diluted weighted shares outstanding, as their inclusion would be anti-dilutive:

	June 30,
	2016	2015
Warrants	10,620,296	10,856,371
Stock options	1,588,313	—
Unit purchase options	53,000
Total	12,261,609	10,856,371

Note 12 — Subsequent Events

The Company has evaluated subsequent events through the date of filing of this Quarterly Report on Form 10-Q, and determined there to be no events requiring adjustments to the condensed consolidated financial statements or disclosures therein.

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

Overview

We are a medical device company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization. We employ a business model focused on capital efficiency and speed to market. Since our inception on June 26, 2014, our activities have focused on advancing the lead products in our pipeline towards commercialization while protecting our intellectual property, expanding our management team, Board of Directors and Medical Advisory Board, raising initial working capital through two private placements and consummating our initial public offering,

With regard to the five lead products in our pipeline — PortIO, CarpX, NextCath, Caldus and NextFlo:

•	we have filed initial final provisional patent applications for PortIO, Caldus, CarpX and NextFlo and acquired two patents and related patent applications for NextFlo; we have also filed additional patent applications encompassing improvements to the intellectual property resulting from ongoing design and development work on these products;

•

in collaboration with our contracted design, engineering and manufacturing partners, we have completed the final commercial design of our PortIO implantable intraosseous vascular access device and are in the midst of formal verification and validation testing prior to FDA submission targeted to be completed by the end of 2016; in collaboration with members of our medical advisory board we are developing a clinical and commercialization strategy for PortIO in anticipation of FDA clearance which includes both short-term and long-term applications;

•	in collaboration with our contracted design, engineering and manufacturing partners, we have completed the design of the CarpX balloon catheter and used it to successfully divide the transverse carpal ligament in a cadaver model utilizing a completely percutaneous approach; we have initiated the final design phase of the full commercial embodiment of the CarpX device including the handle and associated electronics; we anticipate initiating formal verification and validation testing of the device before the end of 2016 and FDA submission in 2017;

•	we have selected interventional radiology catheters (pleural, peritoneal, abscess, nephrostomy, etc.) as the first commercial target for our NextCath self-anchoring short-term catheter platform technology; in collaboration with our contracted design, engineering and manufacturing partners we have finalized the design of the catheter and have initiated retention force testing in an animal model; we anticipate initiating pre-submission verification and validation testing of the initial NextCath device before the end of 2016 and FDA submission in 2017; we continue to explore the utilization of our NextCath platform technology in other short-term catheters including central venous catheters, peripherally-inserted central catheters (PICCs), gastrointestinal catheters and peripheral intravenous catheters;

•

we have selected three initial applications for our Caldus disposable tissue ablation platform technology – endovenous ablation of varicose veins, endoluminal ablation of fistula-in-ano and renal denervation for the treatment of hypertension; in collaboration with our design, engineering and manufacturing partners we have completed proof of principle testing demonstrating that we can deliver temperatures of >90C to a balloon catheter for at least 20 minutes of ablation time and histologically confirmed tissue necrosis in a wide variety of tissues and organs in a pig model; we are currently optimizing the design of the renal denervation balloon and catheter and enhancing the design of the infusion device to higher specifications including temperatures up to 140C and significantly higher flow rates; we anticipate initiating animal testing for the initial three applications in the near future and verification and validation testing of the varicose vein and fistula-in-ano applications in early 2017;

•

we continue to optimize the design and advance the underlying intellectual property for our NextFlo product; we have broadened the scope of the project to include our proprietary highly-accurate variable flow resistor design not only in disposable infusion pumps but also in a proprietary infusion administration set which can deliver a specified flow rate using gravity alone, without the need for an electronic infusion pump;

•	we remain actively engaged with our full-service regulatory consulting partner who is working closely with our contracted design, engineering and manufacturing partners as our products advance towards regulatory submission, clearance and commercialization;

•	we are evaluating a number of product opportunities and intellectual property covering a spectrum of clinical conditions, which have been presented to us by clinician innovators and academic medical centers, for consideration of a partnership to develop and commercialize these products; we are also exploring opportunities to partner with larger medical device companies to commercialize our lead products as the move towards regulatory clearance and commercialization;

•	we continue to advance additional internal conceptual phase projects in clinical areas including delivery of tumescent local anesthesia, extracorporeal membrane oxygenation (ECMO), sleep apnea and endotracheal intubation; and will accelerate their development commensurate with available capital and other resources.

We have never been profitable and have incurred net losses since inception. Our net losses were $1,314,735 and $2,011,615 for the three and six months ended June 30, 2016, respectively. This compares to net losses for the three and six month periods ended June 30, 2015 of $360,608 and $506,945, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from formation and operating costs associated with establishing and advancing our operations. For the three and six months ended June 30, 2016, we incurred $355,001 and $534,142 of research and development costs, respectively and $959,734 and $1,477,473 of formation and operating costs, respectively. For the three and six months ended June 30 2015, we incurred $67,450 and $83,450 of research and development costs, respectively, and $293,158 and $423,495 of formation and operating costs, respectively.

We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory clearances for, our products, hire additional personnel and initiate commercialization of any approved products. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate revenues from the sale of any commercial products, we may not become profitable. If we fail to become profitable, or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

Since June 26, 2014 (inception), we have financed our operations principally through an aggregate of $6.3 million of equity financing resulting from private offerings of our common stock and warrants and our IPO on April 28, 2016, including a total of $2.1 million through private offerings of our equity prior to our IPO, and approximately $4.2 million of net cash proceeds resulting from our April 28, 2016 IPO.

Recent Developments

On April 28, 2016, we consummated our IPO with the issuance of 1,060,000 units, with each unit consisting of one share of common stock and one warrant. The units were sold at an offering price of $5.00 per unit, generating gross cash proceeds of $5.3 million and net cash proceeds of  approximately $4.2 million, after deducting cash underwriting discounts and commissions and other offering expenses. In connection with the consummation of the IPO, the units were approved for listing on the Nasdaq Capital Market, or Nasdaq, under the symbol “PAVMU”. The common stock and warrants comprising the units began separate trading on July 27, 2016 under the symbols “PAVM” and “PAVMW”, respectively and the unit and symbol PAVMU ceased being quoted and traded on the Nasdaq.

Financial operations overview

Revenue

To date, we have not generated any revenues from product sales. Our ability to generate product revenue and become profitable depends upon our ability to successfully develop and commercialize our products.

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

We anticipate that our formation and operating costs will increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of our products. We also anticipate increased expenses related to costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance as a public company, director and officer insurance premiums and investor relations costs. Additionally, prior to the potential regulatory approval of our first product, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to sales and marketing.

Research and development costs

Research and development costs consist principally of internal and external costs incurred for the development of our products and include:

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

From June 26, 2014 (inception) through June 30, 2016, we incurred $1,034,614 in research and development costs. We plan to increase our research and development expenses for the foreseeable future as we continue development of our products. Our current and planned research and development activities include the following:

•	completion of engineering design studies for our five products;

•	finalization of engineering designs and documentation supporting our five products;

•	additional engineering and preclinical studies through our contract research suppliers;

•	preparation and filing of regulatory submissions with the FDA for our five products; and

•	establishing and documenting manufacturing processes for our five products.

The successful development of our products is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;

•	the scope, terms and timing of obtaining regulatory clearances;

•	the expense of filing, prosecuting, defending and enforcing patent claims;

•	the continued access to expertise through outsourced suppliers for engineering and manufacturing; and

•	the cost, timing and our ability to manufacture sufficient prototype and commercial supplies for our products.

Income Taxes

For the three and six months ended June 30, 2016 and 2015, we recognized a deferred tax benefit which was fully offset by a corresponding valuation allowance. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of June 30, 2016 and December 31, 2015.

Results of operations

Comparison of the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015
Revenues	$—	$—
Operating expenses:
Formation and operating costs	959,734	293,158
Research and development costs	355,001	67,450
Total operating costs	1,314,735	360,608
Net loss	$(1,314,735)	$(360,608)

Revenues

We have not generated any revenues to date. Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize products.

Formation and operating costs

The following table summarizes our formation and operating costs incurred during the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Compensation and related personnel costs	$285,322	$100,000	$185,322	185%
Stock based compensation	155,147	—	155,147	100%
Outside professional services	325,745	179,719	146,026	81%
Facility related costs	37,196	1,424	35,772	2,512%
Travel related costs	70,875	5,540	65,335	1,179%
Board related costs	48,333	—	48,333	100%
Other formation and operating costs	37,116	6,475	30,641,	473%
Total formation and operating costs	$959,734	$293,158	$666,576	227%

Our formation and operational costs for the three months ended June 30, 2016 were $959,734 and for the three months ended June 30, 2015 were $293,158. The increased spending of $666,576 for the three months ended June 30, 2016 is due primarily to higher executive compensation costs of $185,322, increased professional fees of $146,026, increased facility and office related costs of  $35,772 related to the Company’s new corporate office, and increased travel related costs of  $65,335. In general, the higher spending during the three months ended June 30, 2016 is driven by additional costs from the broader scale of the Company’s operations during the three months ended June 30, 2016 as well as increased costs for investor relations and public company reporting requirements when compared to the three months ended June 30, 2015. Additionally, the Company issued stock options for the first time, concurrent with the closing of its IPO on April 28, 2016, which resulted in initial stock based compensation being recognized in the amount of $155,147 during the three months ended June 30, 2016. Upon the completion of the Company’s IPO on April 28, 2016, board of director compensation commenced resulting in $48,333 of prorated quarterly fees being paid to members of the Company’s board of directors.

Research and development costs

The following table summarizes our research and development costs incurred during the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Compensation and related personnel costs	$57,150	$—	$57,150	100%
Stock based compensation	21,496	—	21,496	100%
Outside professional services	276,355	67,450	208,905	310%
Total formation and operating costs	$355,001	$67,450	$287,551	426%

Research and development costs for the three months ended June 30, 2016 were $355,001 and for the three months ended June 30, 2015 were $67,450. The increase in costs of $287,551 during the three months ended June 30, 2016 was due to the Company being engaged in the full development of all five of its products while during the three months ended June 30, 2015 the Company incurred limited research and development costs on just some of its products. The Company incurred $57,150 of compensation expense related to part time services provided by its Chief Medical Officer during the three months ended June 30, 2016. Additionally, stock based compensation was recognized for the first time during the three months ended June 30, 2016 resulting in $21,496 of stock compensation expense associated with stock options issued to the Chief Medical Officer on April 28, 2016, concurrent with the closing of the Company’s IPO. Research and development spending through outside service providers increased by $208,905 during the three months ended June 30, 2016 when compared to the same period in 2015. The increased research and development activity during the three months ended June 30, 2016 is due to the increased activities in support of advancing all five of the Company’s products toward FDA submittals as compared with limited and early research and development efforts on just several of the products during the three months ended June 30, 2016.

Comparison of the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
Revenues	$—	$—
Operating expenses:
Formation and operating costs	1,477,473	423,495
Research and development costs	534,142	83,450
Total operating costs	2,011,615	506,945
Net loss	$(2,011,615)	$(506,945)

Revenues

We have not generated any revenues to date. Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize products.

Formation and operating costs

The following table summarizes our formation and operating costs incurred during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Compensation and related personnel costs	$470,572	$200,000	$270,572	135%
Stock based compensation	155,147	—	155,147	100%
Outside professional services	580,575	200,279	380,296	190%
Facility related costs	68,742	2,514	66,228	2,634%
Travel related costs	103,438	7,399	96,039	1,298%
Board related costs	48,333	—	48,333	100%
Other formation and operating costs	50,666	13,303	37,363	281%
Total formation and operating costs	$1,477,473	$423,495	$1,053,978	249%

Our formation and operational costs for the six months ended June 30, 2016 were $1,477,473 and for the six months ended June 30, 2015 were $423,495. The increased spending of $1,053,978 for the six months ended June 30, 2016 is due primarily to higher executive compensation costs of $270,572, increased professional fees of $380,296, including increased patent prosecution costs of $40,886, increased facility and office related costs of $66,228 related to our new corporate office and increased travel related costs of $96,039. In general, the higher spending during the six months ended June 30, 2016 is driven by additional costs from the broader scale of the Company’s operations during the six months ended June 30, 2016 as well as increased costs associated with the Company’s IPO and public company reporting requirements. The increase in professional fees of $380,296 is comprised of consulting fees paid under the HCP consulting agreement of $150,000, increased investor relations and marketing costs of $34,437, increased accounting, legal and printing costs of $137,874 associated with SEC reporting requirements, increased legal costs of $40,886 for intellectual property and increased regulatory consulting costs of $17,099 during the six months ended June 30, 2016. During the six months ended June 30, 2015 the Company did not incur costs under the HCP consulting agreement or comparable costs for investor relations and compliance with SEC reporting requirements. Additionally, the Company issued stock options for the first time, concurrent with the closing of its IPO on April 28, 2016, which resulted in initial stock based compensation being recognized in the amount of $155,147 during the six months ended June 30, 2016. Upon the completion of the Company’s IPO on April 28, 2016, board of director compensation commenced and $48,333 of prorated quarterly fees were paid to members of the Company’s board of directors.

Research and development costs

The following table summarizes our research and development costs incurred during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Compensation and related personnel costs	$57,150	$—	$57,150	100%
Stock based compensation	21,496	—	21,496	100%
Outside professional services	455,496	83,450	372,046	446%
Total formation and operating costs	$534,142	$83,450	$450,692	540%

Research and development costs for the six months ended June 30, 2016 were $534,142 and for the six months ended June 30, 2015 were $83,450. The increase in costs of $450,692 during the six months ended June 30, 2016 was due to the Company being engaged in the development of all five of its products while during the six months ended June 30, 2015 the Company incurred limited research and development costs on certain of its products. The Company incurred $57,150 of compensation expense related to part time services provided by its Chief Medical Officer during the six months ended June 30, 2016. Additionally, stock based compensation was recognized for the first time during the six months ended June 30, 2016 resulting in $21,496 of initial stock compensation expense associated with stock options issued to the Chief Medical Officer on April 28, 2016, concurrent with the closing of the Company’s IPO. Research and development spending through outside service providers increased by $372,046 during the six months ended June 30, 2016 when compared to the same period in 2015. The increased research and development activity during the three months ended June 30, 2016 is due to the increased activities in support of advancing all five of the Company’s products toward FDA submittals as compared with limited and early research and development efforts on just several of the products during the six months ended June 30, 2016.

Liquidity and capital resources and plan of operation

We have incurred net losses of $2,011,615 and $506,945 for the six months ended June 30, 2016 and 2015, respectively. Net cash used in operating activities was $2,025,042 and $283,800 during the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, we had an accumulated deficit of $4,062,599, working capital of $2,735,841, and cash of $3,022,845. We anticipate incurring losses for the next several years as we complete the development of our products and file for and request regulatory clearances to market our products.

Since June 26, 2014 (inception), we have financed our operations principally through an aggregate of $6.3 million of equity financing resulting from private offerings of our common stock and warrants and our IPO on April 28, 2016, including a total of $2.1 million through private offerings of our equity prior to our IPO, and approximately $4.2 million of net cash proceeds resulting from our April 28, 2016 IPO.

We believe the net proceeds from our April 28, 2016 IPO and our existing cash, will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements into early 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If we are required to raise additional capital, we may seek to sell additional equity or debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issue of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants the would restrict our operations. We may also seek funding through collaborations or other similar arrangements with third parties, including larger medical device companies. If we are unable to raise sufficient additional capital we may need to substantially curtail our planned operations.

Cash flows and liquidity

The following table sets forth the primary sources and uses of cash for each period set forth below:

	Six Months Ended June 30,
	2016	2015
Net cash used in:
Operating activities	$(2,025,042)	$(283,800)
Investing activities	(14,443)	—
Financing activities	4,295,062	(33,705)
Net increase/(decrease) in cash	$2,255,577	$(317,505)

Net cash used in operating activities

The net cash used in operating activities was $2,025,042 for the six months ended June 30, 2016 and consisted of a net loss of  $2,011,615, adjusted for depreciation of  $837 and stock based compensation of $176,643, offset by a net increase in operating liabilities over assets of  $190,907. The significant items in the change in operating assets and liabilities include an increase in accounts payable of $144,322, a decrease in accrued expenses of $227,666, partially offset by an increase in prepaid expenses and other current assets of $107,563.

In the six months ended June, 30, 2015, net cash used in operating activities was $283,800 and consisted of a net loss of  $506,945 adjusted for non-cash contributed services of  $200,000 and a net increase in operating assets and liabilities of  $23,145. The significant items in the change in operating assets and liabilities included increases in accounts payable and prepaid and other current assets of $46,053 and $1,294, respectively and a decrease in accrued expenses of $21,614.

Net cash used in investing activities

In the six months ended June 30, 2016 cash used in investing activities included purchases of computer and research equipment totaling $14,443. There were no investing related cash flows during the six months ended June 30, 2015.

Net cash provided by financing activities

In the six months ended June 30, 2016 cash provided by financing activities totaled $4,295,062, consisting of the net cash proceeds received through the Company’s IPO closing on April 28, 2016. During the six months ended June 30, 2015, the Company made payments of $33,705 for deferred offering costs associated with the Company’s IPO.

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

Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our 2015 Annual Report on Form 10-K as filed with the SEC and which is incorporated herein by reference, for full detail. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies, other than the adoption of a policy for equipment and early adoption of ASU 2016-09 for stock based compensation as noted below.

Recently Issued Accounting Standards

Except for the early adoption of ASU 2016-09 as described below, we did not adopt any new accounting pronouncements during the six months ended June 30, 2016 that had a material effect on our financial statements.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for the Company beginning January 1, 2017, although early adoption is permitted. The Company elected to early adopt ASU 2016-09 effective as of April 1, 2016. As the Company did not have any stock options issued or outstanding prior the closing of its IPO on April 28, 2016, the impact of early adoption did not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes a right-of-use (ROU) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

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

The Company leases space for its corporate office, which initially provided for two consecutive six month terms beginning on February 1, 2016, rent payments of $9,500 per month and the option to cancel the lease agreement at the end of the initial six-month term at the election of the Company. Subsequently, the lease agreement was amended to add approximately 200 sq. ft. of rentable office space at an additional rate of $4,400 per month; and, extended the lease term through May 31, 2017. Total rent expense under this office space lease arrangement for the three and six months ended June 30, 2016 was $32,250 and $51,250, respectively. At June 30, 2016, the Company’s aggregate future commitment under the amended lease was $152,900.

The Company has determined not to enter into the previously disclosed management services agreement (the “Proposed Pavilion Agreement”) between the Company and Pavilion Holdings Group LLC, an affiliate of Lishan Aklog, M.D., Michael J. Glennon and Brian J. deGuzman, M.D. . The Proposed Pavilion Agreement had been expected to commence on the date the Company’s IPO was consummated. Notwithstanding the Proposed Pavilion Agreement was not executed, Mr. Glennon and Dr. deGuzman have continued to serve as the Company’s Vice Chairman and Chief Medical Officer, respectively. As noted below, the Company and Dr. deGuzman entered into an employment agreement effective July 1, 2016. It is expected Mr. Glennon will continue to provide the Company with advisory and consulting services as are reasonably requested by the Company, as had been contemplated under the Proposed Pavilion Agreement. At this time, the Company anticipates entering into an agreement with Mr. Glennon and establishing compensation for his services in the near future.

On July 13, 2016 the Company entered into a five-year employment agreement, effective as of July 1, 2016, with Brian J. deGuzman, M.D., to serve as the Company’s Chief Medical Officer (CMO) (the “CMO Employment Agreement”), under which Dr. deGuzman will be paid a base salary of $285,000 per year and will be eligible to earn annual performance bonuses meeting certain objectives as determined by the Board of Directors. Additionally, Dr. deGuzman was paid an initial bonus of $50,000, for services provided before the agreement's effective date, with such payment and related employer payroll taxes recognized as an accrued expense at June 30, 2016.

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

Item 4.   Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There were no sales of unregistered securities during the six months ended June 30, 2016.

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

We received aggregate net proceeds from the offering of approximately $4.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 6.   Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

Date: August 12, 2016	By:	/s/ Richard F. Fitzgerald
Richard F. Fitzgerald, Chief Financial Officer (Principal Financial and Accounting Officer)