Form 10-Q
period 2016-09-30
PAVmed Inc.
filed 2016-11-10
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016 there were 13,310,000 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAVMED INC.

(f/k/a PAXMED INC.)

and SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$1,788,650	$767,268
Prepaid expenses and other current assets	177,818	8,761
Total Current Assets	1,966,468	776,029
Equipment, net	19,478	—
Deferred offering costs	—	438,061
TOTAL ASSETS	$1,985,946	$1,214,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$609,884	$165,321
Accrued expenses and other current liabilities	232,352	414,851
Total Current Liabilities	842,236	580,172
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.001; 50,000,000 shares authorized, 13,310,000 and 12,250,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	13,310	12,250
Additional paid-in capital	7,121,721	2,672,652
Accumulated deficit	(5,991,321)	(2,050,984)
TOTAL STOCKHOLDERS’ EQUITY	1,143,710	633,918
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,985,946	$1,214,090

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

(f/k/a PAXMED INC.)

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$—	$—	$—	$—
Formation and operating costs	1,350,248	274,371	2,827,721	697,866
Research and development costs	578,474	264,532	1,112,616	347,982
Total operating expenses	1,928,722	538,903	3,940,337	1,045,848
Net loss	$(1,928,722)	$(538,903)	$(3,940,337)	$(1,045,848)
Net loss per share, basic and diluted	$(0.14)	$(0.05)	$(0.31)	$(0.10)
Weighted average common shares outstanding - basic and diluted	13,310,000	11,138,505	12,855,714	10,951,449

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

(f/k/a PAXMED INC.)

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Par Value	capital	Deficit	equity
Balance at December 31, 2015	12,250,000	$12,250	$2,672,652	$(2,050,984)	$633,918
Units issued in connection with initial public offering, net of offering costs	1,060,000	1,060	3,949,441		3,950,501
Stock-based compensation expense			499,628		499,628
Net loss				(3,940,337)	(3,940,337)
Balance at September 30, 2016	13,310,000	$13,310	$7,121,721	$(5,991,321)	$1,143,710

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

(f/k/a PAXMED INC.)

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(3,940,337)	$(1,045,848)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	2,315	—
Stock-based compensation	499,628	—
Expense attributable to contributed services	—	300,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(169,057)	3,000
Accounts payable	538,063	142,317
Accrued expenses and other current liabilities	(182,499)	(1,048)
Net cash used in operating activities	(3,251,887)	(601,579)

Cash flows from investing activities
Purchase of equipment	21,793	—
Net cash used in investing activities	(21,793)	—

Cash flows from financing activities
Proceeds from issuance of units in connection with initial public offering	5,300,000	—
Payment of offering costs in connection with initial public offering	(1,004,938)	(72,204)
Proceeds from common stock issued upon exercise of warrants	—	1,250,000
Net cash provided by financing activities	4,295,062	1,177,796

Net increase in cash	1,021,382	576,217
Cash, beginning of period	767,268	839,077
Cash, end of period	$1,788,650	$1,415,294

Supplemental non-cash financing activities
IPO offering costs - issuance of warrants in exchange for legal services	$272,356	$272,356

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC. (f/k/a PAXMED INC.) AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Note 1 — The Company and Basis of Presentation

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

Initial Public Offering

On April 28, 2016, under a registration statement on Form S-1 declared effective January 29, 2016, the Company’s initial public offering (IPO) was consummated with the issuance of 1,060,000 units at an offering price of $5.00 per unit, with each unit consisting of one share of common stock and one warrant. The IPO resulted in gross cash proceeds of $5.3 million and $4.2 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses. The warrants issued in the IPO became exercisable on October 28, 2016 and expire on January 29, 2022 or earlier upon redemption by the Company under certain conditions (see Note 9, Stockholders Equity). Each warrant has an exercise price of $5.00. Upon consummation of the IPO, the Company’s 9,560,295 previously outstanding warrants converted into identical warrants issued in the IPO.

In connection with the consummation of the IPO, the units were approved for listing on the Nasdaq Capital Market (“Nasdaq”)under the symbol “PAVMU”. Subsequently, the common stock and warrants comprising the units began separate trading on Nasdaq on July 27, 2016 under the symbols “PAVM” and “PAVMW”, respectively, and the unit and symbol PAVMU ceased to be quoted and traded on Nasdaq.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2015 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial information. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year.

PAVMED INC. (f/k/a PAXMED INC.) AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

Note 1 — The Company and Basis of Presentation (continued)

Liquidity and Going Concern

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising sufficient additional capital, obtaining regulatory clearance for its products, commercializing its products, generating sufficient revenue, and its ability to continue to control expenses, to meet its obligations as they become due for the foreseeable future. A failure to raise sufficient capital, obtain regulatory clearance for its products, commercialize its products, or manage expenditures, among other factors, may adversely impact the Company’s ability to achieve its intended business objectives and raise substantial doubt of the Company’s ability to continue as a going concern.

Since inception, the Company has incurred losses and negative cash flows from operating activities. During the three and nine month periods ended September 30, 2016, the Company incurred net losses of $1,928,722 and $3,940,337, respectively, and had net cash used in operating activities of $3,251,887 for the nine months ended September 30, 2016. At September 30, 2016, the Company had an accumulated deficit of $5,991,321, working capital of $1,124,232, and cash of $1,788,650. The Company anticipates incurring losses for the next several years as it completes the development of its products and seeks requested regulatory clearances to market such products.

The Company does not expect to experience positive cash flows in the near future. To date, the Company has financed its operations with $2.1 million of net proceeds from private placements of equity securities and $4.2 million of net cash proceeds from its IPO. The Company estimates its existing cash-on-hand, absent any additional sources of cash, is sufficient to fund its operations into early 2017. Accordingly, the Company will need to raise additional funds to support its operating and capital needs beyond early 2017. The Company has engaged financial advisory firms to assist with its financing efforts, however, there is no assurance the financial advisory firms will be successful in these efforts.

The Company may seek to issue additional equity and /or incur indebtedness. The issuance of additional equity and /or debt securities by the Company may result in additional dilution to its stockholders. If the additional funds result from the issue of debt securities and /or preferred stock, these securities could have rights senior to those of the Company’s common stock and could contain covenants which may restrict the Company’s operations. The Company may also seek funding through collaborations or other similar arrangements with third parties, including larger medical device companies. However, the Company may not be able to secure such financing in a timely manner or on terms it deems favorable, if at all. If the Company is unable to raise sufficient additional capital funding, it may need to substantially curtail its planned operations.

The condensed consolidated financial statements have been prepared on the assumption the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company depends upon its ability, and will continue to attempt, to secure additional equity and /or debt financing, however, the Company may not be successful in these efforts, and without sufficient capital funding, there is substantial doubt of the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities resulting from the outcome of this uncertainty.

Stock Split Effected in the Form of a Stock Dividend

On September 21, 2015, the Company’s Board of Directors declared a 2.7872582-for-1 stock split to be effected in the form of a stock dividend. All basic and diluted earnings per share, average shares outstanding information and all applicable footnotes have been adjusted for the stock split. The number of authorized shares of common stock and preferred stock were not affected by the stock split and remain at 50,000,000 shares and 20,000,000 shares, respectively.

PAVMED INC. (f/k/a PAXMED INC.) and SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Note 2 — Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies, other than the adoption of a policy for equipment and stock-based compensation, including the early adoption of Accounting Standard Update (“ASU”) 2016-09 for stock based compensation as noted below.

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

Equipment

Equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and resulting gain or loss, if any, is included in the consolidated statement of operations. The useful lives of equipment are as follows: research and development equipment is five years and computer equipment is three years.

Stock-Based Compensation

The Company issues stock-based awards to employees, members of its board of directors, and non-employees. Stock-based awards to employees are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation, and stock based awards to non-employees are accounted for in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the statements of operations based on their fair values. ASC Topic 505-50 requires the fair value of the award to be remeasured at fair value as the award vests. In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for the Company beginning January 1, 2017, although early adoption is permitted. The Company elected to early adopt ASU 2016-09 effective as of April 1, 2016. As the Company did not have any stock options issued or outstanding prior to the closing of its IPO, the early adoption did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

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

PAVMED INC. (f/k/a PAXMED INC.) and SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Note 2 — Summary of Significant Accounting Policies (continued)

Reclassification

Certain previously reported amounts have been reclassified to conform to the presentation used in the condensed consolidated financial statements for the three and nine months ended September 30, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequently issued additional updates amending the guidance contained in Topic 606 thereby affecting the guidance contained in ASU 2014-09. ASU 2014-09 and the subsequent Topic 606 updates will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount equal to the consideration to which the entity expects to be entitled for those goods and services. ASU 2014-09 defines a five step process to achieve this core principle, and in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). The Company is evaluating the guidance in ASU 2014-09 and the subsequent Topic 606 updates and has not yet determined what, if any, effect this guidance will have on its results of operations or financial condition.

In August 2016, the FASB issued ASU 2016-15, which amended the guidance of FASB Accounting Standards Codification Topic 230, Statement of Cash Flows (ASC 230) on the classification of certain cash receipts and payments. The primary purpose of ASU 2016-15 is to reduce the diversity in practice which has resulted from a lack of consistent principles on this topic. The amendments of ASU 2016-15 add or clarify guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance of ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes a right-of-use (ROU) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

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

PAVMED INC. (f/k/a PAXMED INC.) and SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Note 3 — Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following as of:

	September 30	December 31
	2016	2015
Security deposits	$48,350	$—
Prepaid insurance	40,222	—
Advanced payments to suppliers	89,246	8,761
Total prepaid expenses and other current assets	$177,818	$8,761

Note 4 — Equipment, Net

Equipment, net consisted of the following as of:

	September 30	December 31
	2016	2015
Research and development equipment	$10,156	$—
Computer equipment	11,637	—
	21,793	—
Less: accumulated depreciation	(2,315)	—
Total equipment, net	$19,478	$—

Depreciation expense for the three and nine months ended September 30, 2016 was $1,478 and $2,315, respectively. No depreciation expense was incurred during the three and nine months ended September 30, 2015.

Note 5 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods indicated:

	September 30,	December 31,
	2016	2015
Chief Executive Officer contributed services deemed payable	$—	$240,000
Accrued bonus payable	173,256	124,583
Accrued vacation	21,571	5,879
Accrued professional fees	—	36,000
Accrued consulting fee	37,500	—
Other	25	8,389
Total accrued expenses and other current liabilities	$232,352	$414,851

Included in accrued consulting fee is $37,500 related to the initial payment for past services under a consulting agreement with Michael J. Glennon, Vice Chairman and member of the Board of Directors. See Note 7, Related Party Transactions, for further details regarding the consulting agreement with Mr. Glennon.

In May 2016, the Company paid $364,583 of aggregate accrued compensation due to its Chief Executive Officer (“CEO”) upon the successful completion of the Company’s IPO. The salary and bonus compensation was accrued as of December 31, 2015 as the Company’s IPO closing was deemed probable. See Note 8, Commitments and Contingencies, for further details regarding the compensation paid to the CEO.

PAVMED INC. (f/k/a PAXMED INC.) AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Note 6 — Income Taxes

In the three and nine months ended September 30, 2016 and 2015, the Company recognized a deferred tax benefit which was fully offset by a corresponding valuation allowance. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded it is more-likely-than-not the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2016 and December 31, 2015.

PAVMED INC. (f/k/a PAXMED INC.) AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Note 7 — Related Party Transactions

Effective October 2015, the Company entered into a three-year management services agreement with HCP/Advisors LLC, an affiliate of a director of the Company, which replaced a prior contemplated management services agreement with HCFP LLC, another affiliate of the director and certain other officers and directors of the Company. Pursuant to the HCP/Advisors LLC agreement, such entity has agreed to provide the Company with certain management services, including without limitation identifying potential corporate opportunities, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers, and other advisory services as may be mutually agreed upon. The Company has agreed to pay HCP/Advisors LLC an initial monthly fee of $35,000 commencing as of November 1, 2015 and thereafter a monthly fee of $25,000. Under this agreement, the Company incurred fees of $75,000 and $225,000 during the three and nine months ended September 30, 2016, respectively, which is included in “Formation and operating costs” in the accompanying condensed consolidated statements of operations.

Effective September 2016, the Company entered into a consulting agreement with HCFP /Strategy Advisors LLC, an affiliate of certain directors and officers of the Company (the “HCFP Strategic Advisory Agreement”). Under the HCFP Strategic Advisory Agreement, HCFP /Strategy Advisors has been engaged for an initial term of five months to provide various strategic advisory services, including: strategic business planning, to identify and assist with potential sources of financing arrangements, promotion of the Company to various potential investors, and to provide strategic advisory services as reasonably requested by the Company. The HCFP Strategic Advisory Agreement provides for total fee payments to HCFP /Strategy Advisors LLC of $110,000, with $30,000 paid upon execution of the agreement and $20,000 paid per month thereafter. The Company incurred expense of $30,000 in the three and nine months ended September 30, 2016 under the HCFP Strategic Advisory Agreement, which is included in “Formation and operating costs” in the accompanying condensed consolidated statements of operations.

Effective September 2016, the Company also entered into a consulting agreement with Swartwood Hesse, Inc., an affiliate of HCFP /Strategy Advisors (which, as noted above, is an affiliate of certain directors and officers of the Company) (the “Swartwood Hesse Financial Advisory Agreement”). Under the Swartwood Hesse Financial Advisory Agreement, Swartwood Hesse has been engaged for an initial term of five months to provide advisory services regarding potential financing arrangements, assisting the Company with its investors relations, and to provide other financial advisory services as reasonably requested by the Company. The Swartwood Hesse Financial Advisory Agreement provides for total fee payments to Swartwood Hesse of $15,000, which was paid upon execution of the agreement. The Company may incur additional fees for investment banking services under a separate written agreement to be executed between the Company and Swartwood Hesse, Inc. The Company incurred expense of $15,000 in the three and nine months ended September 30, 2016 under the Swartwood Hesse Financial Advisory Agreement, which is included in “Formation and operating costs” in the accompanying condensed consolidated statements of operations.

Effective October 1, 2016, the Company and Michael J. Glennon, Vice Chairman and a member of the Board of Directors, entered into a consulting agreement (the Glennon Consulting Agreement), under which Mr. Glennon provides the Company with services and advice relating to the successful development and commercialization of medical device products, including interfacing with outsourced contract manufacturers, assisting with development of the supply chain and establishing commercialization channels with independent distributors and strategic corporate partners, and providing such other services as requested by the Company’s Chairman and Chief Executive Officer. As compensation for his services, Mr. Glennon received an initial payment of $37,500 for past services upon execution of the consulting agreement, with the initial payment recognized as an accrued expense at September 30, 2016, and will receive a monthly retainer of $12,500 for each month thereafter. The Glennon Consulting Agreement may be terminated by either party upon 30 days’ prior written notice, except either party may terminate the Glennon Consulting Agreement immediately for cause (which includes an uncured material breach of the agreement). The Glennon Consulting Agreement also will terminate immediately if the parties agree to the employment of Mr. Glennon on a full-time basis. The Company incurred fees of $37,500 in the three and nine months ended September 30, 2016 under the Glennon Consulting Agreement, which is included in “Formation and operating costs” in the accompanying condensed consolidated statements of operations.

PAVMED INC. (f/k/a PAXMED INC.) AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Note 8 — Commitments and Contingencies

Chief Executive Officer Employment Agreement

Effective November 1, 2014, the Company entered into an employment agreement with its CEO (the “CEO Employment Agreement”) for a five-year term with a base salary of $240,000 per year, and a guaranteed bonus equal to 50% of his base salary, beginning on January 1 of each year effective January 1, 2016. The CEO will also be eligible to earn annual performance bonuses upon meeting certain objectives as determined by the Board of Directors; provided, however, the base salary and guaranteed bonus was to be paid only upon, and subject to, the consummation of the IPO. On April 28, 2016, the CEO was granted a stock option to purchase 278,726 shares of the Company’s common stock with an exercise price equal to $5.00 per share. The CEO Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the Board of Directors with “good reason.”

Effective November 1, 2015, the Company amended the CEO Employment Agreement, increasing the base salary from $240,000 to $295,000 per year commencing on November 1, 2015; provided, however, the base salary from November 1, 2014 to October 31, 2015 of $240,000 (“Contingent Salary”) was to be paid only upon, and subject to, the consummation of the IPO. As of December 31, 2015, the Company determined the likelihood of the IPO was probable and, therefore, a liability was recognized in the accompanying condensed consolidated balance sheets for the Contingent Salary and guaranteed 50% bonus. In May 2016, as a result of the closing of the Company’s IPO on April 28, 2016, the accrued salary and bonus compensation payable at December 31, 2015 totaling $364,583 was paid to the Company’s CEO.

Chief Financial Officer Employment Agreement

Effective as of October 8, 2015, the Company entered into a two-year employment agreement with its Chief Financial Officer (the “CFO Employment Agreement”) with a base salary of $275,000 per year. The Chief Financial Officer will be eligible to earn annual performance bonuses upon meeting certain objectives as determined by the Board of Directors. Upon the consummation of the IPO, the Chief Financial Officer was also granted a stock option to purchase 125,000 shares of the Company’s common stock with an exercise price equal to $5.00 per share. The Company also agreed to reimburse up to $2,200 per month to cover temporary housing and travel expenses for up to 12 months and to reimburse additional relocation expenses in the future. The CFO Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the Chief Executive Officer with “good reason”.

Chief Medical Officer Employment Agreement

Effective July 1, 2016, the Company entered into a five-year employment agreement with its Chief Medical Officer (the “CMO Employment Agreement”) with a base salary of $285,000 per year, plus an initial bonus of $50,000 for services provided before the agreement’s effective date. The Chief Medical Officer will be eligible to earn annual performance bonuses upon meeting certain objectives as determined by the Board of Directors. On April 28, 2016, the Chief Medical Officer was granted a stock option to purchase 278,726 shares of the Company’s common stock with an exercise price equal to $5.00 per share. The CMO Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the Chief Executive Officer with “good reason”.

PAVMED INC. (f/k/a PAXMED INC.) AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Note 8 — Commitments and Contingencies (continued)

Patent License Agreement

On November 2, 2016, the Company executed a Patent License Agreement (the “License Agreement”) with Tufts University and its co-owners, the Massachusetts Eye and Ear Infirmary and Massachusetts General Hospital (“the Licensors”). Pursuant to the License, the Licensors granted the Company the exclusive right and license to certain patents in connection with the development and commercialization of antibiotic-eluting resorbable ear tubes based on a proprietary aqueous silk technology conceived and developed by the Licensors. Upon execution of the License Agreement, the Company paid the Licensors an upfront non-refundable license fee of $20,000 as well as a payment of $30,000 as reimbursement of patent costs previously incurred by the Licensors. The License Agreement also provides for payments from the Company to the Licensors upon the achievement of certain product development and regulatory clearance milestones as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents.

Leases

The Company leases space for its corporate office, which initially provided for two consecutive six month terms beginning on February 1, 2016, rent payments of $9,500 per month and the option to cancel the lease agreement at the end of the initial six-month term at the election of the Company. Subsequently, the lease agreement was amended to add approximately 200 sq. ft. of rentable office space at an additional rate of $4,400 per month; and, extended the lease term through May 31, 2017. Total rent expense under this office space lease arrangement for the three and nine months ended September 30, 2016 was $41,406 and $92,656, respectively. At September 30, 2016, the Company’s aggregate future commitment under the amended lease was $111,200.

Beginning on May 1, 2015, the Company rents access to a research and development facility for monthly rent of $1,000 on a month-to-month basis. Either the landlord or the Company may cancel this rental arrangement at any time. Total rental expense under this facility lease arrangement amounted to $3,000 and $9,000 for the three and nine months ended September 30, 2016, respectively, and $3,000 and $5,000 for the three and nine months ended September 30, 2015, respectively.

Legal Proceedings

In the normal course of business, from time-to-time, the Company may be subject to claims in legal proceedings. However, the Company does not believe it is currently a party to any pending legal actions. Notwithstanding, legal proceedings are subject-to inherent uncertainties, and an unfavorable outcome could include monetary damages, and in such event, could result in a material adverse impact on the Company's business, financial position, results of operations, or cash flows.

PAVMED INC. (f/k/a PAXMED INC.) AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Warrants

At September 30, 2016 and December 31, 2015, the Company had warrants outstanding to purchase 10,620,295 and 9,560,295 shares, respectively. The outstanding 9,560,295 warrants as of December 31, 2015 automatically converted into warrants having the same terms and conditions as the 1,060,000 warrants issued in the Company’s IPO on April 28, 2016, including a $5.00 per share warrant exercise price and a warrant term of six (6) years.

Commencing April 28, 2017, the Company may redeem the outstanding warrants (other than those outstanding prior to the IPO held by the Company’s management, founders, and members thereof, but including the warrants held by the initial investors), at the Company’s option, in whole or in part, at a price of $0.01 per warrant:

*	at any time while the warrants are exercisable;

*	upon a minimum of 30 days’ prior written notice of redemption;

*	if, and only if, the volume weighted average price of the Company’s common stock equals or exceeds $10.00 (subject-to adjustment) for any 20 consecutive trading days ending three business days before the Company issues its notice of redemption, and provided the average daily trading volume in the stock is at least 20,000 shares per day; and,

*	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

The right to exercise will be forfeited unless the warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of a warrant will have no further rights except to receive the redemption price for such holder’s warrant upon surrender of such warrant.

On October 28, 2016, the Company filed a Registration Statement on Form S-1 to register the issuance of the 1,060,000 shares of the Company’s common stock upon the exercise of the 1,060,000 warrants issued in the Company’s IPO. As of the date of this filing on Form 10Q, the Registration Statement has not yet been declared effective by the Securities and Exchange Commission.

PAVMED INC. (f/k/a PAXMED INC.) AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Note 9 — Stockholders’ Equity (continued)

Unit Purchase Options

On April 28, 2016, the Company issued unit purchase options to the selling agents in the Company’s IPO. The unit purchase options provide for the purchase of 53,000 units at an exercise price of $5.50 per unit. Each unit covered by the unit purchase options is identical to the units sold in the Company’s IPO and consists of one share of common stock and one warrant to purchase a share of common stock at $5.00 per share. The Company estimated the fair value of the unit purchase options issued to the selling agents was approximately $105,100, which was accounted for as offering costs of the Company’s IPO. The fair value of the unit purchase options was determined using a Black-Scholes option pricing model with the following assumptions: fair value of the underlying unit of $5.00, dividend yield of 0.00%, expected volatility of 50%, risk free rate of 1.28% and remaining contractual term of 4.6 years. The valuation assumptions for the unit purchase options were determined as follows:

Expected dividend yield: The estimate for annual dividends is $0.00 as the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

Expected stock price volatility: The expected volatility is based on historical stock price volatilities of similar entities within the Company’s industry over the period commensurate with the expected term of the unit purchase options.

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

SEPTEMBER 30, 2016

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

On April 28, 2016, upon the closing of the Company’s IPO, a total of 1,588,313 stock options were granted, including 961,178 to management, 487,770 to members of the board of directors, and 139,365 to members of the Company’s medical advisory board. The stock options have a ten (10) year contractual term from date of grant, have an exercise price of $5.00 per share, and vest 3/36 on the third month after the grant date and 1/36 on each successive month thereafter for the following 33 months. In November 2016, the Company granted 25,000 stock options to a new member of the Company’s medical advisory board, with a ten (10) year contractual term from the date of grant, an exercise price of $10.50 per share, and vesting ratably on a quarterly basis over a three year period commencing December 31, 2016.

The cost of stock-based compensation awards granted to employees and directors are determined based on the grant-date fair value for stock options granted to employees and members of the board of directors and the vesting date fair value for stock options granted to non-employee members of the medical advisory board, with the cost recognized over the award’s service period. Stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Formation and operating	$292,085	$—	$447,232	$—
Research and development	30,900	—	52,396	—
Total stock-based compensation	$322,985	$—	$499,628	$—

PAVMED INC. (f/k/a PAXMED INC.) AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Note 10 — Stock Based Compensation (continued)

At September 30, 2016, there were 362,768 shares of common stock available for grant under the Plan. The following table summarizes information about stock options for the periods presented below:

		Weighted
	Number	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Outstanding at December 31, 2014	—	$—
Granted	1,588,313	$5.00
Exercised	—	$—
Forfeited	—	$—
Outstanding at September 30, 2016	1,588,313	$5.00	$14,294,817
Vested and exercisable at September 30, 2016	220,599	$5.00	$1,985,391
Vested or expected to vest at September 30, 2016	1,588,313	$5.00

The aggregate intrinsic value is computed as the difference between the exercise price of the underlying stock options and the quoted price of the common stock on September 30, 2016, to the extent the exercise price is less than the quoted price.

The weighted average remaining contractual term of stock options outstanding was 9.6 years at September 30, 2016. The weighted average remaining contractual term of stock options vested and exercisable was 9.6 years at September 30, 2016.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options. The Black-Scholes valuation model requires the Company to make certain estimates and assumptions, including assumptions related to the expected price volatility of the Company’s stock, the period during which the options will be outstanding, the rate of return on risk- free investments, and the expected dividend yield for the Company’s stock.

Stock options issued to employees:

The grant date fair values of stock options granted to employees and members of the board of directors was $1.32, calculated using the following Black-Scholes valuation model assumptions:

	Nine Months Ended September 30,
	2016	2015
Risk-free interest rate	1.40%	—%
Expected term of options (in years)	5.8	—
Expected stock price volatility	50%	—%
Expected dividend yield	0%	—%

Stock options issued to non-employees:

The weighted average fair value of stock options granted to non-employees at was $10.43 as of September 30, 2016, with such fair value calculated using the following Black-Scholes valuation model assumptions:

	Nine Months Ended
	September 30,
	2016	2015
Risk-free interest rate	1.49% - 1.55%	—%
Expected term of options (in years)	9.8 - 9.6	—%
Expected stock price volatility	60%	—%
Expected dividend yield	0%	—%

PAVMED INC. (f/k/a PAXMED INC.) AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Note 10 — Stock Based Compensation (continued)

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

At September 30, 2016 there was $3,007,376 of total unrecognized compensation cost related to stock options, which is expected to be recognized over the next 2.6 years (which represents the weighted average remaining requisite service periods for such awards).

PAVMED INC. (f/k/a PAXMED INC.) and SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The following table sets forth the comparison of basic and fully diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss attributable to common stockholders	$(1,928,722)	$(538,903)	$(3,940,337)	$(1,045,848)
Weighted-average common shares outstanding	13,310,000	11,138,505	12,855,714	10,951,449
Net loss per common share - basic and diluted	$(0.14)	$(0.05)	$(0.31)	$(0.10)

The following securities at September 30, 2016 and 2015 have been excluded from the computation of diluted weighted shares outstanding, as their inclusion would be anti-dilutive:

	September 30,
	2016	2015
Warrants	10,620,295	9,560,295
Stock options	1,588,313	—
Unit purchase options as to shares of common stock	53,000	—
Unit purchase options as to shares underlying warrants	53,000	—
Total	12,314,608	9,560,295

Note 12 — Subsequent Events

Except as otherwise noted herein, the Company has evaluated subsequent events through the date of filing of this Quarterly Report on Form 10-Q, and determined there to be no events requiring adjustments to the condensed consolidated financial statements or disclosures therein.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our limited operating history;

•	our financial performance, including our ability to generate revenue;

•	ability of our products to achieve market acceptance;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•	potential ability to obtain additional financing;

•	ability to protect our intellectual property;

•	ability to complete strategic acquisitions;

•	ability to manage growth and integrate acquired operations;

•	potential liquidity and trading of our securities;

•	regulatory or operational risks;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

•	our expectations regarding the time during which we will be an Emerging Growth Company under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

You should refer to the “Risk Factors” section of our most recent Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

Overview

We are a highly-differentiated multi-product medical device company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization. We employ a business model focused on capital efficiency and speed to market. Since our inception on June 26, 2014, our activities have focused on advancing the lead products in our pipeline towards commercialization while protecting our intellectual property, expanding our management team, Board of Directors and Medical Advisory Board, raising initial working capital through two private placements and consummating our initial public offering in April 2016.

With regard to the five lead products in our pipeline — PortIO, CarpX, NextCath, Caldus and NextFlo:

•	we have filed initial final provisional patent applications for PortIO, Caldus, CarpX and NextFlo and acquired two patents and related patent applications for NextFlo; we have also filed additional patent applications encompassing improvements to the intellectual property resulting from ongoing design and development work on these products;

•	in collaboration with our contracted design, engineering and manufacturing partners, we have completed the final commercial design of our PortIO implantable intraosseous vascular access device and are in the midst of formal verification and validation testing prior to FDA submission targeted to be completed by the end of 2016; in collaboration with members of our medical advisory board we are developing a clinical and commercialization strategy for PortIO in anticipation of FDA clearance which includes both short-term and long-term applications;

•	in collaboration with our contracted design, engineering and manufacturing partners, we have completed the design of the CarpX balloon catheter and used it to successfully divide the transverse carpal ligament in a cadaver model utilizing a completely percutaneous approach; we have completed the final design of the full commercial embodiment of the CarpX device including the handle and associated electronics; we anticipate initiating formal verification and validation testing of the device before the end of 2016 and FDA submission in 2017;

•	we have selected interventional radiology catheters (pleural, peritoneal, abscess, nephrostomy, etc.) as the first commercial target for our NextCath self-anchoring short-term catheter platform technology; in collaboration with our contracted design, engineering and manufacturing partners we have finalized the design of the catheter and have initiated retention force testing in an animal model; we anticipate initiating pre-submission verification and validation testing of the initial NextCath device before the end of 2016 and FDA submission in 2017; we continue to explore the utilization of our NextCath platform technology in other short-term catheters including central venous catheters, peripherally-inserted central catheters (PICCs), gastrointestinal catheters and peripheral intravenous catheters;

•	we have selected three initial applications for our Caldus disposable tissue ablation platform technology – endovenous ablation of varicose veins, endoluminal ablation of fistula-in-ano and renal denervation for the treatment of hypertension; in collaboration with our design, engineering and manufacturing partners we have completed proof of principle testing demonstrating that we can deliver temperatures of >90C to a balloon catheter for at least 20 minutes of ablation time and histologically confirmed tissue necrosis in a wide variety of tissues and organs in a pig model; we are currently optimizing the design of the renal denervation balloon and catheter and enhancing the design of the infusion device to higher specifications including temperatures up to 140C and significantly higher flow rates; we anticipate initiating animal testing for the initial three applications in the near future and verification and validation testing of the varicose vein and fistula-in-ano applications in early 2017;

•	we continue to optimize the design and advance the underlying intellectual property for our NextFlo product; we have broadened the scope of the project to include our proprietary highly-accurate variable flow resistor design not only in disposable infusion pumps but also in a proprietary infusion administration set which can deliver a specified flow rate using gravity alone, without the need for an electronic infusion pump;

•	we remain actively engaged with our full-service regulatory consulting partner who is working closely with our contracted design, engineering and manufacturing partners as our products advance towards regulatory submission, clearance and commercialization;

•	we are evaluating a number of product opportunities and intellectual property covering a spectrum of clinical conditions, which have been presented to us by clinician innovators and academic medical centers, for consideration of a partnership to develop and commercialize these products; we are also exploring opportunities to partner with larger medical device companies to commercialize our lead products as they move towards regulatory clearance and commercialization; and

•	we continue to advance additional internal conceptual phase projects in clinical areas including delivery of tumescent local anesthesia, extracorporeal membrane oxygenation (ECMO), sleep apnea and endotracheal intubation; and will accelerate their development commensurate with available capital and other resources.

We have never been profitable and have incurred net losses since inception. Our net loss was $1,928,722 and $3,940,337 for the three and nine months ended September 30, 2016, respectively. This compares to a net loss for the three and nine month periods ended September 30, 2015 of $538,903 and $1,045,848, respectively. Our net loss for all periods presented resulted from costs incurred in connection with our formation and operating costs related to establishing and advancing our operations and our research and development programs discussed herein. In the three and nine months ended September 30, 2016, we incurred $1,350,248 and $2,827,721 of formation and operating costs, respectively and $578,474 and $1,112,616 of research and development costs, respectively. In the three and nine months ended September 30, 2015, we incurred $274,371 and $697,866 of formation and operating costs, respectively, and $264,532 and $347,982 of research and development costs, respectively.

We expect to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory clearances for, our products, hire additional personnel, and initiate commercialization of any approved products. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate revenues from the sale of any commercial products, we may not become profitable. If we fail to become profitable, or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

Since June 26, 2014 (inception), we have financed our operations principally through an aggregate of $6.3 million of equity financing resulting from private offerings of our common stock and warrants and our IPO on April 28, 2016, including a total of $2.1 million of net proceeds through private offerings of our equity prior to our IPO, and approximately $4.2 million of net cash proceeds resulting from our IPO.

Our ability to continue to meet our financial obligations and to achieve our business objectives is dependent upon, among other things, raising sufficient additional capital, obtaining regulatory clearance for our products, commercializing our products, generating sufficient revenue and our ability to continue to control expenses, to meet our obligations as they become due for the foreseeable future. Failure by us to raise sufficient capital, obtain regulatory clearance for our products, commercialize our products, or manage our expenditures, among other factors, may adversely impact our ability to achieve our intended business objectives and raise substantial doubt as to the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on the assumption we will continue to be a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. We depend upon our ability, and will continue to attempt, to secure additional equity and /or debt financing. We may not be successful, and without sufficient capital funding, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities resulting from the outcome of this uncertainty. See Liquidity and Capital Resources for additional information regarding our capital funding requirements.

Recent Developments

On April 28, 2016, we consummated our IPO with the issuance of 1,060,000 units, with each unit consisting of one share of common stock and one warrant. The units were sold at an offering price of $5.00 per unit, generating gross cash proceeds of $5.3 million and net cash proceeds of approximately $4.2 million, after deducting cash selling agent discounts and commissions and other IPO offering expenses. In connection with the consummation of the IPO, the units were approved for listing on the Nasdaq Capital Market, or Nasdaq, under the symbol “PAVMU”. The common stock and warrants comprising the units began separate trading on July 27, 2016 under the symbols “PAVM” and “PAVMW”, respectively, and the unit and symbol PAVMU ceased being quoted and traded on Nasdaq.

On October 28, 2016, the Company filed a Registration Statement on Form S-1 to register the issuance of 1,060,000 shares of the Company’s common stock upon the exercise of 1,060,000 warrants issued in the Company’s IPO. As of the date of this filing on Form 10Q, the Registration Statement has not yet been declared effective by the Securities and Exchange Commission.

On November 2, 2016, we executed a Patent License Agreement (the “License Agreement”) with Tufts University and its co-owners, the Massachusetts Eye and Ear Infirmary and Massachusetts General Hospital (the Licensors”). Pursuant to the License Agreement, the Licensors granted us the exclusive right and license to certain patents owned or controlled by the Licensors in connection with the development and commercialization of antibiotic-eluting resorbable ear tubes on a proprietary aqueous silk technology. Upon execution of the License Agreement, we paid the Licensors an up-front non-refundable license fee of $20,000 as well as a payment of $30,000 as reimbursement of patent costs previously incurred by the Licensors. The License Agreement also provides for payments by us to the Licensors upon the achievement of certain product development and regulatory clearance milestones as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents.

Financial Results of Operations

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

We anticipate our formation and operating costs will increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of our products. We also anticipate increased expenses related to being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance as a public company, director and officer insurance premiums and investor relations costs. Additionally, prior to the potential regulatory approval of our first product, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to sales and marketing.

Research and development costs

Research and development costs consist principally of internal and external costs incurred for the development of our products and include:

•	consulting costs charged to us by various external contract research organizations we contract with to conduct preclinical studies and engineering studies;

•	costs associated with regulatory filings;

•	cost of laboratory supplies and acquiring, developing and manufacturing preclinical prototypes;

•	product design engineering studies; and

•	rental expense for facilities maintained solely for research and development purposes.

Research and development costs are expensed as incurred.

From June 26, 2014 (inception) through September 30, 2016, we incurred approximately $1.6 million in research and development costs. We plan to increase our research and development expenses for the foreseeable future as we continue development of our products. Our current and planned research and development activities include the following:

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

Income Taxes

For the three and nine months ended September 30, 2016 and 2015, we recognized a deferred tax benefit which was fully offset by a corresponding valuation allowance. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, we have concluded it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of September 30, 2016 and December 31, 2015.

Results of Operations

Comparison of the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	2015
Revenues	$—	$—
Operating expenses:
Formation and operating costs	1,350,248	274,371
Research and development costs	578,474	264,532
Total operating costs	1,928,722	538,903
Net loss	$(1,928,722)	$(538,903)

Revenues

We have not generated any revenues to date. Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize products.

Formation and operating costs

The following table summarizes our formation and operating costs incurred during the three months ended September 30, 2016 and 2015:

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2016	2015	$ Change	% Change
Compensation and related personnel costs	$238,869	$100,000	$138,869	139%
Stock-based compensation	292,084	—	292,084	100%
Outside professional services	605,056	150,588	454,468	302%
Facility related costs	48,721	2,842	45,879	1,615%
Travel related costs	43,834	9,461	34,373	363%
Board related costs	72,500	—	72,500	100%
Other formation and operating costs	49,184	11,480	37,704	328%
Total formation and operating costs	$1,350,248	$274,371	$1,075,877	392%

In general, the higher formation and operating costs during the three months ended September 30, 2016 is principally driven by additional costs from the broader scale of our operations during the three months ended September 30, 2016 as well as increased costs for investor relations and public company reporting requirements when compared to the three months ended September 30, 2015.

Our formation and operational costs for the three months ended September 30, 2016 were $1,350,248 and for the three months ended September 30, 2015 were $274,371. The increased expense of $1,075,877 for the three months ended September 30, 2016 is principally due to higher compensation costs of $138,869, increased stock-based compensation expense of $292,084, increased outside professional services of $454,468, increased facility and office related costs of  $45,879 related to our leased corporate office space, and board of directors fees of $72,500.

The increase in outside professional services during the three months ended September 30, 2016 of $454,468 is principally comprised of higher consulting and professional fees of $151,767 (which includes consulting fees incurred of $75,000 under the HCP /Advisors consulting agreement, $45,000 related to the HCFP /Strategy Advisors and Swartwood Hesse agreements, and $37,500 related to the initial payment under the consulting agreement with Michael Glennon); along with increased investor relations and marketing costs of $115,311, increased accounting, legal, printing, and stockholder related costs of $155,326 associated with SEC reporting and public company requirements, and increased regulatory consulting costs of $37,478, offset by lower legal fees related to intellectual property matters of $5,414. During the three months ended September 30, 2015 the Company did not incur costs under the HCP /Advisors, HCFP /Strategy Advisors, and Glennon consulting agreements or comparable costs for investor relations and compliance with SEC reporting and public company requirements.

Additionally, we issued stock options, concurrent with the closing of our IPO on April 28, 2016, which resulted in the recognition of stock-based compensation expense in the amount of $292,084 during the three months ended September 30, 2016. Upon the completion of our IPO on April 28, 2016, board of director compensation commenced resulting in the recognition of $72,500 of fees to members of the Company’s board of directors during the three months ended September 30, 2016.

Research and development costs

The following table summarizes our research and development costs incurred during the three months ended September 30, 2016 and 2015:

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2016	2015	$ Change	% Change
Compensation and related personnel costs	$111,238	$—	$111,238	100%
Stock-based compensation	30,900	—	30,900	100%
Outside professional services	436,336	264,532	171,804	65%
Total research and development costs	$578,474	$264,532	$313,942	119%

In general, the increased research and development costs during the three months ended September 30, 2016 are due to the increased activities in support of advancing all of the Company’s products toward FDA submittals as compared with limited and early research and development efforts on just certain of the products during the three months ended September 30, 2015.

Research and development costs for the three months ended September 30, 2016 were $578,474 and for the three months ended September 30, 2015 were $264,532. The increase in costs of $313,942 during the three months ended September 30, 2016 was principally due to the Company being engaged in the development of all of its products while during the three months ended September 30, 2015 we incurred limited research and development costs on just certain our products.

We incurred $111,238 of compensation expense classified as research and development cost, principally related to the services provided by our Chief Medical Officer during the three months ended September 30, 2016. Additionally, we issued stock options, concurrent with the closing of our IPO on April 28, 2016, which resulted in the recognition of stock-based compensation expense classified as research and development expense in the amount of $30,900 during the three months ended September 30, 2016. Research and development spending through outside service providers increased by $171,804 during the three months ended September 30, 2016 when compared to the same period in 2015.

Comparison of the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,
	2016	2015
Revenues	$—	$—
Operating expenses
Formation and operating costs	2,827,721	697,866
Research and development costs	1,112,616	347,982
Total operating costs	3,940,337	1,045,848
Net loss	$(3,940,337)	$(1,045,848)

Revenues

We have not generated any revenues to date. Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize products.

Formation and operating costs

The following table summarizes our formation and operating costs incurred during the nine months ended September 30, 2016 and 2015:

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2016	2015	$ Change	% Change
Compensation and related personnel costs	$709,441	$300,000	$409,441	136%
Stock-based compensation	447,232	—	447,232	100%
Outside professional services	1,183,974	350,867	833,107	237%
Facility related costs	118,224	5,355	112,869	2,108%
Travel related costs	147,272	16,860	130,412	773%
Board related costs	120,833	—	120,833	100%
Other formation and operating costs	100,745	24,784	75,961	306%
Total formation and operating costs	$2,827,721	$697,866	$2,129,855	305%

In general, the higher formation and operating costs during the nine months ended September 30, 2016 is principally driven by additional costs from the broader scale of our operations during the nine months ended September 30, 2016 as well as increased costs for investor relations and public company reporting requirements when compared to the nine months ended September 30, 2015.

Our formation and operational costs for the nine months ended September 30, 2016 were $2,827,721 and for the nine months ended September 30, 2015 were $697,866. The increased expense of $2,129,855 for the nine months ended September 30, 2016 is principally due to higher compensation costs of $409,441, increased stock-based compensation expense of $447,232, increased outside professional services of $833,107, increased facility and office related costs of $112,869 related to our leased corporate office space, increased travel related costs of $130,412, and board of directors fees of $120,833.

The increase in outside professional fees during the three months ended September 30, 2016 of $833,107 is principally comprised of higher consulting and professional fees of $287,002 (which includes consulting fees incurred of $225,000 under the HCP /Advisors consulting agreement, $45,000 related to the HCFP /Strategy Advisors and Swartwood Hesse agreements, and $37,500 related to the initial payment under the consulting agreement with Michael Glennon); along with increased investor relations and marketing costs of $149,749, increased accounting, legal, printing and stockholder related costs of $306,308 associated with SEC reporting public company requirements, increased legal costs of $35,470 for intellectual property, and increased regulatory consulting costs of $54,578. During the nine months ended September 30, 2015 we did not incur costs under the HCP, HCFP /Swartwood Hesse, and Glennon consulting agreements or comparable costs for investor relations and compliance with SEC reporting and public company requirements.

Additionally, we issued stock options, concurrent with the closing of our IPO on April 28, 2016, which resulted in the recognition of stock-based compensation expense in the amount of $447,232 during the nine months ended September 30, 2016. Upon the completion of the Company’s IPO on April 28, 2016 board of director compensation commenced resulting in the recognition of $120,833 of fees to members of the Company’s board of directors in the nine months ended September 30, 2016.

Research and development costs

The following table summarizes our research and development costs incurred during the nine months ended September 30, 2016 and 2015:

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2016	2015	$ Change	% Change
Compensation and related personnel costs	$168,388	$—	$168,388	100%
Stock-based compensation	52,396	—	52,396	100%
Outside professional services	891,832	347,982	543,850	156%
Total research and development costs	$1,112,616	$347,982	$764,634	220%

In general, the increased research and development costs during the nine months ended September 30, 2016 are due to the increased activities in support of advancing all of the Company’s products toward FDA submittals as compared with limited and early research and development efforts on just certain of the products during the nine months ended September 30, 2015.

Research and development costs for the nine months ended September 30, 2016 were $1,112,616 and for the nine months ended September 30, 2015 were $347,982. The increase in costs of $764,634 during the three months ended September 30, 2016 was due to the Company being engaged in the development of all of our products while during the three months ended September 30, 2015 we incurred limited research and development costs on certain of our products.

We incurred $168,388 of compensation expense classified as research and development expenses, principally related to the services provided by our Chief Medical Officer during the nine months ended September 30, 2016. Additionally, we issued stock options, concurrent with the closing of its IPO on April 28, 2016, which resulted in the recognition of stock-based compensation expense classified as research and development expense in the amount of $52,396 during the nine months ended September 30, 2016. Research and development spending through outside service providers increased by $543,850 during the nine months ended September 30, 2016 when compared to the same period in 2015.

Liquidity and Capital Resources

We have incurred net losses of $3,940,337 and $1,045,848 for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in operating activities was $3,251,887 and $601,579 during the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, we had an accumulated deficit of $5,991,321, working capital of $1,124,232 and cash of $1,788,650. We anticipate incurring losses for the next several years as we complete the development of our products and file for and request regulatory clearances to market our products.

We do not expect to generate positive cash flows in the near future. To date, from June 26, 2014 (inception), we have financed our operations principally through an aggregate of $6.3 million of equity financing resulting from private offerings of our common stock and warrants and our IPO on April 28, 2016, including a total of $2.1 million of net proceeds through private offerings of our equity prior to our IPO, and approximately $4.2 million of net cash proceeds resulting from our April 28, 2016 IPO.

We believe our existing cash will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements into early 2017. We have based this estimate on assumptions which may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Accordingly, we will need to raise additional funds to support our operating and capital needs starting in early 2017, or sooner. We have engaged financial advisory firms to assist us with our financing efforts, however, there is no assurance the financial advisory firms will be successful in these efforts.

We may seek to sell additional equity and /or incur indebtedness. The issuance of additional equity and /or debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issue of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants which may restrict our operations. We may also seek funding through collaborations or other similar arrangements with third parties, including larger medical device companies. If we are unable to raise sufficient additional capital we may need to substantially curtail our planned operations.

Cash flows and liquidity

The following table sets forth the primary sources and uses of cash for each period set forth below:

	Nine Months Ended September 30,
	2016	2015
Net cash used in:
Operating activities	$(3,251,887)	$(601,579)
Investing activities	(21,793)	—
Financing activities	4,295,062	1,177,796
Net increase in cash	$1,021,382	$576,217

Net cash used in operating activities

The net cash used in operating activities was $3,251,887 for the nine months ended September 30, 2016 and consisted of a net loss of $3,940,337, adjusted for depreciation of  $2,315 and stock based compensation of $499,628, offset by a net increase in operating assets and liabilities of  $186,507. The significant items in the change in operating assets and liabilities include a net increase in accounts payable and accrued expenses of $355,564, offset by an increase of $169,057 in prepaid expenses and other current assets.

In the nine months ended September, 30, 2015, net cash used in operating activities was $601,579 and consisted of a net loss of $1,045,848 adjusted for non-cash contributed services of $300,000 and a net increase in operating assets and liabilities of 144,269. The significant items in the net change in operating assets and liabilities included increases in accounts payable and accrued expenses of $141,269 and a decrease of $3,000 in prepaid and other current assets.

Net cash used in investing activities

In the nine months ended September 30, 2016 cash used in investing activities included purchases of computer and research equipment totaling $21,793. There were no investing related cash flows during the nine months ended September 30, 2015.

Net cash provided by financing activities

In the nine months ended September 30, 2016 cash provided by financing activities totaled $4,295,062, consisting of the cash proceeds, net of offering costs, received through the Company’s IPO closing on April 28, 2016. In the nine months ended September 30, 2015, net cash provided by financing activities amounted to $1,177,796, principally resulting from $1,250,000 of proceeds from the issuance of common stock upon the exercise of warrants, offset by $72,204 of payments of deferred offering costs associated with the Company’s IPO.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Please see the “Critical Accounting Policies and Significant Judgments and Estimates” section of our 2015 Annual Report on Form 10-K as filed with the SEC and which is incorporated herein by reference, for full detail. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies, other than the adoption of a policy for equipment and stock-based compensation, including the early adoption of Accounting Standards Update (“ASU”) 2016-09, as noted in the accompanying (unaudited) condensed consolidated financial statements.

Recently Issued Accounting Standards

Except for the early adoption of ASU 2016-09 as described below, we did not adopt any new accounting pronouncements during the nine months ended September 30, 2016 that had a material effect on our financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequently issued additional updates amending the guidance contained in Topic 606 thereby affecting the guidance contained in ASU 2014-09. ASU 2014-09 and the subsequent Topic 606 updates will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount equal to the consideration to which the entity expects to be entitled for those goods and services. ASU 2014-09 defines a five step process to achieve this core principle, and in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). The Company is evaluating the guidance in ASU 2014-09 and the subsequent Topic 606 updates and has not yet determined what, if any, effect this guidance will have on its results of operations or financial condition.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-15, which amended the guidance of FASB Accounting Standards Codification Topic 230, Statement of Cash Flows (ASC 230) on the classification of certain cash receipts and payments. The primary purpose of ASU 2016-15 is to reduce the diversity in practice which has resulted from a lack of consistent principles on this topic. The amendments of ASU 2016-15 add or clarify guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance of ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes a right-of-use (ROU) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

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

The Company leases space for its corporate office, which initially provided for two consecutive six month terms beginning on February 1, 2016, rent payments of $9,500 per month and the option to cancel the lease agreement at the end of the initial six-month term at the election of the Company. Subsequently, the lease agreement was amended to add approximately 200 sq. ft. of rentable office space at an additional rate of $4,400 per month; and, extended the lease term through May 31, 2017. Total rent expense under this office space lease arrangement for the three and nine months ended September 30, 2016 was $41,406 and $92,656, respectively. At September 30, 2016, the Company’s aggregate future commitment under the amended lease was $111,200.

The Company has determined not to enter into the previously disclosed management services agreement (the “Proposed Pavilion Agreement”) between the Company and Pavilion Holdings Group LLC, an affiliate of Lishan Aklog, M.D., CEO, Michael J. Glennon, Vice Chairman and member of the Board of Directors, and Brian J. deGuzman, M.D., CMO. The Proposed Pavilion Agreement had been expected to commence on the date the Company’s IPO was consummated. Notwithstanding the Proposed Pavilion Agreement was not executed, Mr. Glennon and Dr. deGuzman have continued to serve as the Company’s Vice Chairman and Chief Medical Officer, respectively. As noted below, the Company and Dr. deGuzman entered into an employment agreement effective July 1, 2016, and effective October 1, 2016, the Company and Mr. Glennon entered into a consulting agreement.

Effective July 1, 2016, the Company entered into a five-year employment agreement with Brian J. deGuzman, M.D., to serve as the Company’s Chief Medical Officer (CMO) (the “CMO Employment Agreement”), under which Dr. deGuzman will be paid a base salary of $285,000 per year and will be eligible to earn annual performance bonuses upon meeting certain objectives as determined by the Board of Directors. Additionally, Dr. deGuzman was paid an initial bonus of $50,000, for services provided before the agreement’s effective date.

Effective October 1, 2016, the Company and Mr. Glennon entered into a consulting agreement, under which Mr. Glennon will provide the Company with services and advice relating to the successful development and commercialization of medical device products, including interfacing with outsourced contract manufacturers, assisting with development of the supply chain and establishing commercialization channels with independent distributors and strategic corporate partners, and will provide such other services as requested by the Company’s Chairman and Chief Executive Officer. As compensation for his services, Mr. Glennon will receive a monthly retainer of $12,500 and an initial payment of $37,500 for past services upon execution of the Consulting Agreement, with the initial payment recognized as an accrued expense at September 30, 2016. The Glennon Consulting Agreement may be terminated by either party upon 30 days’ prior written notice, except either party may terminate the Glennon Consulting Agreement immediately for cause (which includes an uncured material breach of the agreement). The Glennon Consulting Agreement also will terminate immediately if the parties agree to the employment of Mr. Glennon on a full-time basis. The Glennon Consulting Agreement contains covenants for the protection of the Company’s confidential information and a mutual indemnity provision for claims arising out of the services.

Effective September 2016, the Company entered into a consulting agreement with HCFP /Strategy Advisors LLC, an affiliate of certain directors and officers of the Company (the “HCFP Strategic Advisory Agreement”). Under the HCFP Strategic Advisory Agreement, HCFP /Strategy Advisors LLC has been engaged to provide various strategic advisory services, including: strategic business planning, to identify and assist with potential sources of financing arrangements, promotion of the Company to various potential investors, and to provide strategic advisory services as reasonably requested by the Company. The HCFP Strategic Advisory Agreement total fee amounts to $110,000, with $30,000 paid upon execution and $20,000 per month thereafter. The Company incurred expense of $30,000 in the three and nine months ended September 30, 2016 under the HCFP Strategic Advisory Agreement.

Effective September 2016, the Company also entered into a consulting agreement with Swartwood Hesse, Inc., an affiliate of HCFP /Strategy Advisors (which, as noted above, is an affiliate of certain directors and officers of the Company) (the “Swartwood Hesse Financial Advisory Agreement”). Under the Swartwood Hesse Financial Advisory Agreement, Swartwood Hesse, Inc. has been engaged to provide advisory services regarding potential financing arrangements, assisting the Company with its investors relations, and provide other financial advisory services as reasonably requested by the Company. The Swartwood Hesse Financial Advisory Agreement total fee amounts to $15,000, which was paid upon execution of the agreement. The Company may incur additional fees for investment banking services under a separate written agreement to be executed between the Company and Swartwood Hesse, Inc. The Company incurred expense of $15,000 in the three and nine months ended September 30, 2016 under the Swartwood Hesse Financial Advisory Agreement.

JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements, and not being required to adopt certain new and revised accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of the extended time for the adoption of new or revised f accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

Off-Balance sheet arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Item 3. Quantitative and qualitative disclosures about market risk

Not applicable to smaller reporting companies.

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. As a result, it is possible, had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, material weaknesses and significant control deficiencies may have been identified. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

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

PART II.   OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

There were no sales of unregistered securities during the nine months ended September 30, 2016.

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

We received cash net proceeds from the offering of approximately $4.2 million, after deducting cash selling agent discounts and commissions and other cash offering expenses. None of the selling agent discounts and commissions or other offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement, dated as of July 1, 2016, by and between PAVmed Inc. and Brian deGuzman, M.D. (incorporated by reference to Exhibit 10.1 filed with PAVmed Inc.’s Current Report on Form 8-K filed with the SEC on July 19, 2016)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

Date: November 10, 2016	By:	/s/ Richard F. Fitzgerald
Richard F. Fitzgerald, Chief Financial Officer (Principal Financial and Accounting Officer)

