Form 10-K
period 2016-12-31
PAVmed Inc.
filed 2017-02-16
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant did not have any common equity trading by itself and only had common equity trading with warrants in the form of units. Based on the last reported sales price of the units, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $15.1 million on June 30, 2016.

As of February 10, 2017 there were 13,330,811 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2016.

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

Important factors that may affect our actual results include:

•	our limited operating history;

•	our financial performance, including our ability to generate revenue;

•	ability of our products to achieve market acceptance;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•	potential ability to obtain additional financing when and if needed;

•	ability to protect our intellectual property;

•	ability to complete strategic acquisitions;

•	ability to manage growth and integrate acquired operations;

•	potential liquidity and trading of our securities;

•	regulatory or operational risks;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

•	our expectations regarding the time during which we will be an Emerging Growth Company ("ECG") under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future financings, acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report on Form 10-K and the documents we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

ii

PART I

Item 1. Business

We are a highly-differentiated multi-product medical device company organized to conceive, develop and commercialize a diversified pipeline of innovative products we believe address unmet clinical needs and possess attractive market opportunities. Our goal is to enhance and accelerate value creation by employing a business model focused on capital and time efficiency. We intend to continuously explore promising ideas and opportunities that fulfill our project selection criteria without limiting ourselves to any target specialty or condition. Our current pipeline includes the following six lead projects, all of which are the subject of filed patent applications. One of these projects, NextFlo, also has two issued patents and one, DisappEAR is based on a family of patents and patent applications licensed from a group of academic centers. These projects are all in the development phase and have not yet received regulatory approval.

•	PortIO: A novel long-term implantable intraosseous vascular access device with no indwelling intravascular component.

•	CarpX: Completely percutaneous device to treat carpal tunnel syndrome.

•	NextCath: Self-anchoring catheters which do not require suturing, traditional anchoring techniques or costly add-on catheter securement devices.

•	DisappEAR: Antibiotic-eluting resorbable ear tubes, developed from a proprietary aqueous silk technology.

•	NextFlo: Highly accurate disposable infusion pumps using stored potential energy and variable flow resistors.

•	Caldus: Completely disposable tissue ablation devices which can also be used for renal denervation to treat hypertension.

In addition to our six lead projects, we are working on projects which are currently in the conceptual phase. As is the case with our lead projects, these additional projects cover a wide range of clinical conditions and procedures, including sleep apnea, extracorporeal membrane oxygenation (ECMO), laparoscopic hernia repair, cardiac surgery, interventional cardiology and endotracheal intubation.

Our leadership team is comprised of three accomplished medical device entrepreneurs, Dr. Lishan Aklog, Michael J. Glennon and Dr. Brian J. deGuzman. These three individuals founded Pavilion Holdings Group (“PHG”), a medical device holding company, in 2007 and Pavilion Medical Innovations (“PMI”), a venture-backed medical device incubator, in 2009. Between 2008 and 2013, PHG and PMI founded the following four distinct, single-product medical device companies:

•	Vortex Medical Inc. was founded in 2008 with $3.5 million in capital. It created the AngioVac system, designed to remove large volume clots and other undesirable intravascular material. It received its initial U.S. Food and Drug Administration (“FDA”) clearance in 16 months after the company was founded. AngioVac was first commercialized at Brigham and Women’s Hospital in December 2009. Vortex Medical marketed the AngioVac system across the United States until it was acquired in October 2012 by AngioDynamics Inc. (NASDAQ: ANGO) for $55.0 million in guaranteed consideration. At the time of its acquisition the company was cash-flow positive, carried no debt and its sole funding source was $3.5 million of capital raised.

•	Saphena Medical Inc. was founded in 2013 with $3.0 million in capital. It created the VenaPax next-generation endoscopic vessel harvest device for use during coronary artery bypass surgery, which received FDA clearance in 18 months after the company was founded. VenaPax was first commercialized at Massachusetts General Hospital in October 2014. VenaPax is currently being marketed across the United States.

•	Cruzar Medsystems Inc. was founded in 2013 with $2.5 million in capital. It has created a novel peripheral chronic total occlusion (CTO) device for use in peripheral arterial disease, which received its initial FDA 510(k) clearance in December 2015. It was first commercialized in May 2016 and is currently being marketed across the United States.

•	Kaleidoscope Medical LLC was founded in 2013 with $1.5 million in capital. It has created a novel, reversible inferior vena caval filter which was submitted to the FDA for 510(k) clearance in 16 months. It is currently awaiting initiation of a clinical safety study.

PAVmed was created to adapt this model to a multi-product company with access to public capital markets. We believe this model allows us to conceive, develop and commercialize our pipeline of medical device products using significantly less capital and time than a typical medical device company.

Recent Events

In November 2016, we executed a Patent License Agreement (the "Tufts Patent License Agreement") with Tufts University and its co-owners, the Massachusetts Eye and Ear Infirmary and Massachusetts General Hospital (the Licensors"). Pursuant to the Tufts Patent License Agreement, the Licensors granted us the exclusive right and license to certain patents owned or controlled by the Licensors in connection with the development and commercialization of antibiotic-eluting resorbable ear tubes based on a proprietary aqueous silk technology. Upon execution of the Tufts Patent License Agreement, we paid the Licensors a $50,000 up-front non-refundable payment. The Tufts Patent License Agreement also provides for payments by us to the Licensors upon the achievement of certain product development and regulatory clearance milestones as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents.

On December 17, 2016, we filed a 510(k) premarket notification submission with the FDA for our first product, the PortIO™ Intraosseous Infusion System.

On January 26, 2017, we entered into a Securities Purchase Agreement pursuant to which we may issue and sell to investors up to an aggregate of $3,000,000 (subject to increase) of units (“Preferred Stock Units”) in a private placement transaction (“Preferred Stock Private Placement”) at a price of $6.00 per Preferred Stock Unit. At closings which took place on January 26, 2017 and January 31, 2017, 251,334 Preferred Stock Units were sold for aggregate gross proceeds of approximately $1.5 million and net proceeds of approximately $1.2 million, after placement agent fees and closing costs. Additional closings may occur in the future.

Each Preferred Stock Unit consists of (i) one share of Series A Convertible Preferred Stock (“Series A Preferred Stock”) that is initially convertible into one share of common stock and (ii) one Series A Warrant exercisable for one share of common stock at $8.00 per share. Each Series A Warrant is also exchangeable for four Series X Warrants. The shares of Series A Preferred Stock and Series A Warrants are immediately separable upon their issuance. Further descriptions of the shares of Series A Preferred Stock, Series A Warrants and Series X Warrants are set forth in our Current Report on Form 8-K filed with the SEC on February 1, 2017.

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

For example, at the time of its introduction, Vortex Medical’s AngioVac system was a new platform technology which for the first time allowed physicians to remove large blood clots from patients without the need for open surgery or clot-dissolving medications. This allowed AngioVac to command premium pricing using surgical reimbursement codes, achieve high gross margins and enter a large addressable market consisting of hundreds of thousands of patients who previously did not have a non-surgical /-non-thrombolytic treatment option. On the other hand, Saphena Medical’s VenaPax system is an improvement to existing endoscopic vessel harvesting tools which promises to shorten procedure times and decrease vessel trauma at a lower overall cost, providing it an opportunity to capture market share based on price and efficacy.

Additional characteristics which impact a project’s commercial opportunity are its technology, regulatory and reimbursement profiles. We typically select projects with strong intellectual property position, low to moderate technological complexity, low to moderate manufacturing costs and primarily disposable products that do not require significant capital equipment.

One of the most important features we consider is the project’s regulatory pathway, both in the U.S. and internationally. The FDA’s less arduous 510(k) pathway requires us to demonstrate that our product is safe and substantially equivalent to FDA-cleared predicates. The FDA’s more costly and prolonged PMA pathway requires us to demonstrate that our product is safe and effective through randomized clinical studies. A product which is eligible for the 510(k) pathway will require substantially less capital and time than one that requires full PMA clearance. With all of our products we are very aggressive about identifying what we believe are the quickest paths to regulatory clearance, paying very careful attention to selection of the best predicates and references as well as careful attention to precisely crafting the primary indications for use language. Although we favor products eligible for the FDA’s 510(k)

pathway, with or without clinical safety studies, we may also pursue PMA pathway products with large addressable markets. We have a variety of options to commercialize such products more efficiently by initially, or even exclusively, targeting European or emerging markets which have shorter, less costly regulatory pathways for such projects. We also attempt to identify narrower applications and indications with lower regulatory hurdles that will allow us to start commercializing our product, while broader applications and indications with higher hurdles move through the regulatory process.

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

We intend to continue to utilize outsourced best-in-class process experts. We have strong relationships with a network of experts in design engineering, regulatory affairs, quality systems, supply chain management and manufacturing, including many with highly specialized skills in areas critical to our current and future pipeline. We will not be reluctant, however, to in-source certain heavily utilized process experts when and if we decide that such a move will enhance our ability to execute on our strategy. As we grow, we expect to maintain a lean management infrastructure while expanding our bandwidth primarily with skilled project managers.

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

Our Pipeline

Since our inception, we have conceived and developed a pipeline of projects which fulfill our selection criteria. Our initial five lead projects focused on medical infusion, tissue ablation and hand surgery. Our sixth project, whose underlying technology we recently licensed from a group of academic centers, is focused on pediatric ear infections. We will need to receive regulatory clearance in order to commercialize these products. Additional capital will be required for us to commercialize these products and/or pursue additional regulatory clearances. Further, there is no assurance any of our products will ever be commercialized or, if commercialized, will achieve the results we expect. In December 2016, we filed a 510(k) premarket notification submission with the FDA for our first product, PortIO, and we anticipate additional submissions in 2017 for other products in our pipeline. Our pipeline is dynamic and we make adjustments to our development and commercialization plans based on real-time progress, changes in market conditions, commercial opportunity and availability of resources.

PortIO — Implantable Intraosseous Vascular Access Device

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

Current Devices and their Limitations.   The decades-old core technologies underlying currently available long-term vascular access devices have several limitations which relate directly to the intravascular component of the device. Up to 10% of such devices become infected, which can lead to costly and severe complications and even death (van de Wetering, Cochrane Database 2013). Since they are in constant contact with the blood stream, current devices require regular flushes to clear stagnant blood and prevent thrombus formation and occlusion. Despite these maneuvers, up to one-third of long-term vascular access devices become occluded at some point during their implantation period (Baskin, et al., Lancet 2009) and the resulting clot can dislodge as an embolism causing further downstream complications. This complication requires treatment with clot-dissolving agents or removal and implantation of a new device at an alternative site which in turn can lead to additional complications. Many chronically ill patients requiring long-term vascular access devices have poor or no central venous access as a result of repeated instrumentation of the veins or the presence of pacemaker and defibrillator leads, resulting in thrombosis or scarring. Finally, most long-term vascular access devices require surgical insertion and removal, radiographic confirmation of tip placement and careful handling by trained clinicians to prevent the introduction of air into the circulation.

Our Solution. The intraosseous route provides a means for infusing fluids, medications and other substances directly into the bone marrow cavity which communicates with the central venous circulation via nutrient and emissary veins. This route is well established, having been used for decades in a variety of settings including trauma, especially military trauma, and pediatric emergencies. It has been shown to be bioequivalent to the intravenous route. Complication rates are low and there are few contraindications. Recently, physicians have expanded the use of the intraosseous route to non-emergent clinical scenarios. Currently available intraosseous devices pass through the skin into the bone and are therefore limited to short term use. We have developed a novel, implantable intraosseous vascular access device which does not require accessing the central venous system and does not have an indwelling intravascular component. It is designed to be highly resistant to occlusion and, we believe, may not require regular flushing. It features simplified, near-percutaneous insertion and removal, without the need for surgical dissection or radiographic confirmation. It provides a near limitless number of potential access sites and can be used in patients with chronic total occlusion of their central veins. We believe that the absence of an intravascular component will result in a very low infection rate. We have filed a final nonprovisional patent application and advanced the product from concept to working prototypes, benchtop, animal and cadaver testing, commercial design and development and verification and validation testing. In December 2016, we filed a 510(k) premarket notification submission to the FDA and expect to receive clearance and initiate commercialization later this year. Our initial submission was for short-term use and we plan on submitting additional data for longer term use in the near future. Once this product is commercialized, we believe it will have lower cost-of-goods than existing implantable vascular access devices and premium pricing based on improved outcomes and reduced costs. Our initial target will be patients with poor venous access, but the addressable market includes all patients requiring long-term vascular access.

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

Current Devices and their Limitations. Patients who have failed to improve with physical therapy or other non-invasive treatments are candidates for interventions which seek to relieve the compression of the median nerve by cutting the transverse carpal ligament, which forms the superficial wall of the carpal tunnel. Traditional surgical approaches are effective, but invasive and must be performed in a surgical operating room. Endoscopic approaches are less invasive, but are more technically challenging, more expensive and have been associated with higher complication rates. These approaches still require a surgical incision and some surgical dissection before the endoscope is passed into the carpal tunnel. Two less-invasive devices are currently on the market. One device attempts to use transillumination to guide blind passage of a protected knife and the other passes a saw-like device blindly or by ultrasound guidance. Technical limitations have hindered market acceptance of these devices.

Our Solution. We are developing a completely percutaneous device to treat CTS. We believe our device will allow the physician to relieve the compression on the median nerve without an open incision or the need for endoscopic or other imaging equipment. To use our device, the operator first advances a percutaneously placed guidewire through the carpal tunnel under the ligament. Our device is then advanced over the wire and positioned in the carpal tunnel under ultrasonic and/or fluoroscopic guidance. When activated it creates space within the tunnel, confirms that the nerve is protected from the cutting element and divides the ligament. As a completely percutaneous technology, we believe our device will be significantly less invasive than existing treatments. We also believe it will allow for more extensive lateral dissection within the tunnel and more reliable division of the ligament, resulting in lower recurrence rates than some of the endoscopic approaches. We have filed a nonprovisional patent application and advanced the product from concept to working prototypes, successful benchtop and cadaver testing confirming that the device consistently cuts the transverse carpal ligament and commercial design and development. We have begun pre-submission verification and validation testing and anticipate 510(k) FDA submission, clearance and initial commercialization this year. Once this product is commercialized, we believe it will have the potential to (i) decrease procedural costs by shifting the procedure from the operating room to an office setting while retaining similar reimbursement to traditional surgical approaches, (ii) reduce post-operative pain, (iii) accelerate the patient’s return to full activity and (iv) lower the threshold for intervention for patients “suffering in silence” who chose to delay surgery until symptoms become debilitating. Our device may also be applicable to other clinical situations where percutaneous division of a fibrous structure can be used for therapeutic effect such as plantar fasciitis and extremity compartment syndromes resulting from trauma or ischemia.

NextCath — Self-Anchoring Short-Term Catheters

The Market. A wide variety of short-term catheters are used in clinical practice to infuse fluids, medications or other substances into a vein or other structures, to monitor physiologic parameters and to drain visceral organs or cavities. Interventional radiology catheters, in particular, are widely used to drain various structures and cavities including the pleural space, obstructed kidneys and abscess cavities. There is an increasing appreciation, however, of the importance of catheter securement in preventing complications of all indwelling catheters. There has been an explosion of separate propriety devices marketed to facilitate catheter securement. A report by iData Research Group estimates the catheter securement market to be approximately $4.0 billion annually.

Current Devices and their Limitations. Currently marketed short-term catheters are not self-anchoring, they have been traditionally anchored to the skin with simple tape or some other adhesive incorporated into the sterile dressing. According to a report by Dr. Gregory J. Schears, a pediatric anesthesiologist and expert on catheter securement, both microscopic and macroscopic movements from inadequate catheter securement can lead to complications including vascular injury and dislodgment. Catheter dislodgement leads to increased pain, increased costs and potentially more serious complications arising from interruption of critical treatments or bleeding. These of course can also adversely impact quality of care. Monitoring catheter patency and security and reinserting dislodged catheters is labor intensive. Many types of catheters are sutured to the skin, a process which leads to increased pain and exposure to needle sticks. Dislodgement of interventional radiology catheters are a significant concern since they can lead to serious complications and may require another visit to the procedural suite to replace or reposition the catheter. A wide variety of catheter securement devices are currently marketed. Some have been shown to decrease complications relative to traditional techniques, but add cost and complexity to the process.

Our Solution. We are developing self-anchoring short-term catheters which do not require suturing, traditional anchoring techniques or costly add-on catheter securement devices. We are initially focusing on interventional radiology catheters which are less commoditized and result in significantly greater risk when dislodged. Our self-anchoring technique, however, is applicable to most, if not all, short-term catheters. The self-anchoring mechanism is integral to the catheter. It allows insertion with standard techniques and the use of simple clear sterile dressings. It allows the hub of the catheter to be flat and the tubing to come out eccentrically, or parallel to the skin, improving patient comfort and catheter management. We have filed a nonprovisional patent application, completed initial design work on the interventional radiology drainage catheter and completed head-to-head testing of retention forces, comparing our working prototype to several competing products, which has validated our approach. We have begun design and development of the commercial embodiment. Once this product is commercialized, we believe it will garner premium pricing based on fewer complications and reduced overall costs.

DisappEAR — Antibiotic-eluting Resorbable Ear Tubes

The Market. Each year up to one million children, generally between the ages of 2 and 5, with persistent ear infections (otitis media) or middle ear fluid collections (effusions) undergo placement of metal, plastic or latex bilateral ear tubes to ventilate and drain the middle ear. This procedure, formally known as bilateral tympanostomy, is the most common pediatric surgical procedure in the United States. The procedure is performed under general anesthesia. After the procedure, the patients are typically treated with a one-week course of antibiotic ear drops administered twice a day. The tubes are regularly monitored and allowed to remain in place for at least one year until the natural drainage pathway of the middle ear (the Eustachian tube) opens up as the child grows and the surrounding tonsillar tissue regresses. A second procedure, again under general anesthesia, is often needed to remove the tubes once they are no longer needed or if they become dislodged and do not fall out of the ear canal on their own. Although the tubes themselves are marketed as a moderately priced item, the antibiotics course can cost $300 or more. Thus, there is a significant market opportunity of up to $300 million for a system which can replace the post-operative antibiotic drops and reduce the need for future procedures.

Current Devices and their Limitations. As noted, the currently available pediatric ear tubes require general anesthesia for insertion and removal and a course of antibiotic ear drops. The ear drops can be quite difficult for parents to administer in children of younger age which can lead to poor compliance. Furthermore, tube dislodgement is not uncommon. When the tube dislodges into the ear canal it can get embedded in wax and lead to inflammation, obscured visualization of the ear drum, pain and bleeding. When the tube dislodges into the middle ear, where the fragile bones that transduce sound to the inner ear reside, parents and physicians become concerned about long-term damage and hearing loss. As a result, both situations usually require a second procedure, again under general anesthesia. Up to 50% of patients undergoing ear tube placement require a second procedure.

Our Solution. In November 2016, we entered in a licensing agreement with a group of leading academic institutions, including Tufts University and two Harvard Medical School teaching hospitals – Massachusetts Eye and Ear Infirmary and Massachusetts General Hospital. The agreement provides PAVmed with an exclusive worldwide license for the life of the underlying patents to develop and commercialize antibiotic-eluting resorbable ear tubes based on a proprietary aqueous silk technology conceived and developed at these institutions. One of the visionaries behind this technology, Christopher J. Hartnick, M.D., Professor of Otolaryngology at Harvard Medical School and Chief of Pediatric Otolaryngology at Massachusetts Eye and Ear Infirmary and Massachusetts General Hospital, joined our Medical Advisory Board in October 2016. We are working closely with Dr. Hartnick and Dr. David Kaplan, Stern Family Professor of Engineering, Chair of the Department of Biomedical Engineering and Director of Bioengineering and Biotechnology Center at Tufts University. We have committed to a timeline with certain milestones on the path to commercialization. Once commercialized, the institutions will receive royalties based on revenue and a portion of certain additional proceeds from the sale or sublicensing of the technology to a third party. We believe the resorbable ear tubes will eliminate the need for a second procedure to remove retained or dislodged tubes in most patients. Having the antibiotics eluted from the device will eliminate the difficult-to administer post-procedure antibiotic ear tube regimen. Our partners previously completed successful animal studies using working prototypes of the device. We have completed our market, regulatory and manufacturability analysis including target cost of goods and average sale price. We have also engaged a design and contract manufacturing firm to initiate the design and development of the device. Once this product is commercialized, we believe it will garner premium pricing based on improving compliance and eliminating the significant cost related to the post-procedure antibiotic regimen, the need for second procedure and fewer complications.

NextFlo — Highly-Accurate Disposable Infusion System

The Market. Each day, over one million patients receive some type of infusion and 90% of hospitalized patients receive an intravenous infusion at some point during their hospital stay. (Husch et al. Quality & Safety in Health Care 2005; 14:80-86). Unlike twenty years ago, nearly all inpatient infusions, including routine ones which do not require flow adjustment, are delivered by expensive electric infusion pumps instead of with simple gravity. An increasing number of these patients are receiving infusions of medications or other substances outside of a hospital, in ambulatory facilities and at home. In addition, disposable infusion pumps (“DIPs”) have many attractive features that favor their use in these settings over outpatient electric infusion pumps. Patients tend to favor DIPs because they are small, disposable, simple to operate, easy to conceal, and allow for greater mobility. They are used to deliver medications including antibiotics, local anesthetics and opioids. According to a report by Transparency Market Research, the overall global infusion market is estimated to be over $5.0 billion annually. DIPs account for approximately 10% of this market and inpatient infusion sets for about 20%.

Current Devices and their Limitations. Infusion pump errors are a serious ongoing problem and represent a large share of the overall human and economic burden of medical errors. Electronic infusion pumps have become expensive, high-maintenance devices and have been plagued in recent years with recalls due to serious software and hardware problems. These pumps are designed for fine titration of infusions in complex patients such as those in a critical care setting. Using them for routine administration of medications or fluids is technological overkill. We believe there is a significant market opportunity for a simple, disposable device which can be incorporated into a standard infusion set and eliminate the need for expensive, problem-prone infusion pumps for routine inpatient infusions. In terms of outpatient infusions, currently marketed DIPs are powered by elastomeric membranes, compressed springs, compressed gas or vacuum and controlled by mechanical flow limiters. The primary limitation of DIPs is that they can be highly inaccurate in actual use because they can be susceptible to changes in operating conditions (e.g. temperature, atmospheric pressure, viscosity, back pressure, partial filing and prolonged storage). As a result, their safety profiles make them unsuitable for use with medications, such as chemotherapeutics, where flow accuracy is critical to achieve the desired therapeutic effect and avoid complications. The FDA’s MAUDE database includes numerous reports of complications and even deaths as a result of DIPs infusing a particular medication too slowly or too fast. We believe there is a significant market opportunity for highly accurate disposable infusion pumps for outpatient use.

Our Solution. We are developing highly-accurate infusion systems with variable flow resistors. We acquired U.S. Patent 8,622,976 issued January 7, 2014 and associated U.S. and international patent applications, “System and Methods for Infusion of Fluids Using Stored Potential Energy and a Variable Flow Resistor.” We have built on the principles underlying this patent and developed a new concept whereby the variable resistor does not have to be mechanically-linked to the infusion drive mechanism. This simplifies the design and expands the range of potential follow-on products. We have performed extensive computer simulation testing on various embodiments and have demonstrated highly-accurate flow rates across a wide range of driving pressures. We have advanced the design and development of the device, including a redesign which dramatically simplifies the product, lowers the projected cost of goods, and expands its application to routine inpatient infusion sets. Once this product is commercialized, we believe it will command a premium price over existing inpatient infusion sets and low-accuracy, DIPs. We believe infusion sets incorporating this product will permit hospitals to return to gravity and eliminating expensive infusions pumps for the most inpatient infusions. We also believe the accuracy of our device incorporated into DIPs will allow them to be used with a broader range of drugs, thereby significantly expanding the addressable market.

Caldus — Disposable Tissue Ablation Devices

The Market. Tissue ablation involves the targeted destruction of tumors or benign tissues with pathologic impact (e.g. gastrointestinal, endometrial and cardiac) using one of a variety of commercially-available ablation devices based on a specific energy source (e.g. radiofrequency, microwave, laser, ultrasound, cryoablation). With the exception of cryoablation, all of these devices act through a common pathway of cellular hyperthermia. A 2014 report by Transparency Market Research estimates the tissue ablation market generates $4.0 billion to $5.0 billion in annual revenue. One target which has not been successfully treated with ablation is fistula tracts, specifically fistula-in-ano. Up to 100,000 patients present with this condition annually. More recently, the renal nerves have been identified as a therapeutic target for ablation in patients with refractory hypertension. Despite a widely publicized clinical trial which failed to meet its endpoint, many believe that renal denervation remains an attractive clinical and commercial opportunity with approximately 10 million U.S. and 100 million worldwide patients with resistant hypertension (Pimenta et al. Circulation 2012; 125-1594-96).

Current Devices and their Limitations. All commercially-available devices or those under development for renal denervation rely on some form of a console to generate the ablation energy. These consoles, whether sold or leased as capital equipment or incorporated into the disposable costs, represent a significant portion of the cost of the technology and the procedure. These costs can significantly impact procedural margins and marketing in emerging countries with limited biomedical staff. Another limitation of current devices is that they depend on maintaining the conductivity of its energy through the tissue during the ablation period. For example, radiofrequency ablation depends on electrical conductivity to generate heat, but creating too much heat near the probe can generate charring which increases impedance and decreases the effective range of the ablation. A wide variety of technologies and techniques have been developed to accommodate the challenges of ablating across large distances using radiofrequency (e.g. multi-electrode probes, cooling, irrigation and complex power algorithms). As a result, these tissue ablation modalities typically require a complex, external console to assure the precise amount of energy is delivered to the tissue. In addition, the consoles require on-going maintenance and monitoring by the manufacturer and local facility technical staff to assure they remain safe for use in patients. This can be particularly burdensome when commercializing such devices in emerging markets where access to qualified technical personnel may be limited.

Our Solution. We are developing completely disposable tissue ablation devices, including for renal denervation, based on direct thermal ablation of the tissue using heated fluid. We take advantage of the fact that all currently available devices, except those utilizing cryoablation, ultimately act by increasing the tissue temperature to cytotoxic levels for a given period of time. Our device uses a proprietary infusion device to continuously deliver heated fluid to a specially designed balloon catheter which heats the target tissue above its cytotoxic threshold according to a specified pattern. We have completed proof-of-concept work, thermal fine element analysis simulations validating our approach and working prototypes of the infusion device and balloon catheter. We have filed two provisional patent applications and have initiated design work on the proprietary infusion system and balloon catheter. We decided to initially target fistula tracts, namely fistula-in-ano, as the most promising opportunity for this technology. We believe the balloon catheter will provide circumferential ablation of the tract which is difficult to do with other ablation technologies and will result in a much less invasive, and less painful treatment option than the current surgical approach. We anticipate an FDA 510(k) pathway for traditional tissue ablation targets and a PMA pathway in the United States and European CE mark for renal denervation. Regarding the renal denervation application, we will closely monitor the progress of technologies working their way through U.S. regulatory clearance and tailor our regulatory and commercial strategy accordingly. We anticipate that, in the early phases, our strategy will likely focus on European regulatory clearance and target emerging markets where the clinical opportunity (high incidence of hypertension with less coordinated primary care) and commercial opportunity (difficulties acquiring and maintaining capital equipment) may be greatest. Once this product is commercialized, we believe that our completely disposable system will have significantly lower procedural costs and higher margins than existing technologies. We anticipate applying this technology to other target tissues including endovenous ablation and soft tissue tumors, as resources permit.

Additional Projects

In addition to our six lead projects, we are working on projects which are currently in the conceptual phase. As is the case with our lead projects, these additional projects cover a wide range of clinical conditions and procedures, including extracorporeal membrane oxygenation (ECMO), sleep apnea, laparoscopic hernia repair, cardiac surgery, interventional cardiology and endotracheal intubation. We believe these additional projects meet our selection criteria and will result in products addressing unmet clinical needs in attractive markets. We anticipate filing provisional patent applications on some of these additional projects and initiating proof-of-concept and early prototyping work as resources permit.

Our Implementation Strategy

We intend to advance our lead projects towards commercialization as quickly and efficiently as possible and expand our project pipeline by advancing our conceptual phase projects through patent submission and early testing.

Although we will continue to conceive and develop products internally, as we grow and expand our resources, we intend to expand our pipeline with innovative projects sourced from third parties. In contrast to pharmaceuticals and other life sciences technologies, medical device innovation often begins with one, or at most a few, clinicians and/or engineers identifying an unmet clinical need and proposing a technological solution to address such need. Many academic medical centers and other large institutions try to aggregate their intellectual property through technology transfer centers and, more recently, through “innovation” centers which do not merely secure and transfer intellectual property, but actually advance projects internally prior to spinning them out for eventual commercialization.

It is our belief, despite these efforts, only a small fraction of the potential pool of intellectual capital (i.e. the universe of individual clinicians with innovative product ideas) is participating in medical device innovation. These clinicians rarely engage in the process for a variety of reasons, including the belief that they are too busy, can’t afford to divert time away from their practice or that the upfront out-of-pocket costs are too great. Other clinicians believe that they lack the knowledge or connections to successfully navigate the process. Technology transfer and full-fledged innovation centers have only had modest success in getting their clinicians to bring them innovative product ideas and even less success getting these products commercialized. Even centers with extensive resources are usually limited in their ability to advance products beyond the pre-clinical phase and are dependent on a shrinking pool of early-stage medical device venture capital to bring their products to market. Furthermore, some technology transfer and innovation centers associated with not-for-profit hospitals, universities, endowments and charitable organizations may be precluded from directly engaging in commercial sales of medical devices, creating opportunities for us to commercialize and market their intellectual property.

Our capital and time efficient model puts us in strong position to partner with innovative clinicians and academic medical centers focusing on medical device innovation. We have developed a collaboration model focused on licensing technologies for development and commercialization. Since our founding, we have been contacted by clinicians and centers inquiring about opportunities to work with us on developing and commercializing their ideas and technologies. In November 2016, we signed a definitive licensing agreement with a group of leading academic institutions, including Tufts University and two Harvard Medical School teaching hospitals – Massachusetts Eye and Ear Infirmary and Massachusetts General Hospital. The agreement provides us with an exclusive worldwide license to develop and commercialize antibiotic-eluting resorbable ear tubes based on a proprietary aqueous silk technology conceived and developed at these institutions, a product we have dubbed DisappEAR. Once commercialized, the institutions will receive royalties based on revenue and a portion of certain additional proceeds from the sale or sublicensing of the technology to a third party.

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

In the United States, medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the extent of controls the FDA determines are necessary to reasonably ensure their safety and efficacy:

•	Class I: general controls, such as labeling and adherence to quality system regulations;

•	Class II: special controls, pre-market notification (often referred to as a 510(k) application), specific controls such as performance standards, patient registries, post-market surveillance, additional controls such as labeling and adherence to quality system regulations; and

•	Class III: special controls and approval of a PMA application.

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

Clinical Trials of Medical Devices

One or more clinical trials may be necessary to support an FDA submission. Clinical studies of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements. If an investigational device could pose a significant risk to patients, the sponsor company must submit an Investigational Device Exemption, or IDE application to the FDA prior to initiation of the clinical study. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device on humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. Clinical studies of investigational devices may not begin until an institutional review board (“IRB”) has approved the study.

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

The implementation of the Affordable Care Act is an example that has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical and medical device industries.

The Affordable Care Act imposed, among other things, a new federal excise tax on the sale of certain medical devices. In addition, it implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. In addition, other legislative changes have been proposed and adopted since the Patient Protection and Affordable Care Act, (“PPACA”) was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2.0% per fiscal year, which went into effect on April 1, 2013, and will stay in effect through 2024 unless congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 took effect, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure. Additionally, there is no assurance the PPACA, in whole or in part, will not be repealed in the future. Any impact such a repeal would have on the medical device industry remains unclear.

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

European Union

The European Union or EU will require a CE mark certification or approval in order to market our products in the various countries of the European Union or other countries outside the United States. To obtain CE mark certification of our products, we will be required to work with an accredited European notified body organization to determine the appropriate documents required to support certification in accordance with existing medical device directive. The predictability of the length of time and cost associated with such a CE mark may vary, or may include lengthy clinical trials to support such a marking. Once the CE mark is obtained, we may market our product in the countries of the EU.

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

Employees

We have three employees and four executive officers, two of whom are also members of our Board of Directors. We do not currently have any other employees. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our Corporate History

We were incorporated on June 26, 2014 in the State of Delaware under the name PAXmed Inc. In April 2015, we changed our name to PAVmed Inc. In January 2016, the registration statement on SEC Form S-1 (File No. 333-203569) for our initial public offering was declared effective by the Securities and Exchange Commission. On April 28, 2016, we consummated the initial public offering of 1,060,000 units, each unit consisting of one share of common stock and one warrant. The units were sold at an offering price of $5.00 per Unit, generating gross proceeds of $5.3 million, and net cash proceeds of $4.2 million, after deducting cash selling agent discounts and commissions and offering expenses. Each warrant entitles the holder to purchase one share of common stock at $5.00 per share until January 29, 2022, or earlier upon redemption.

Available Information

We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.

Our website address is http://www.pavmed.com. The content of our website is not incorporated by reference into this Annual Report on Form 10-K, nor in any other report or document we file with the SEC, and any reference to our website are intended to be inactive textual references only.

Item 1A Risk Factors

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

We face intense competition from companies with dominant market positions in the medical device industry. These competitors have significantly greater financial, technical, marketing and other resources than we have and may be better able to:

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

Technology is an important component of our business and growth strategy, and our success depends on the development, implementation and acceptance of our products. Commitments to develop new products must be made well in advance of any resulting sales, and technologies and standards may change during development, potentially rendering our products outdated or uncompetitive before their introduction. Our ability to develop products to meet evolving industry requirements and at prices acceptable to our customers will be significant factors in determining our competitiveness. We may expend considerable funds and other resources on the development of our products without any guarantee that these products will be successful. If we are not successful in bringing one or more products to market, whether because we fail to address marketplace demand, fail to develop viable technologies or otherwise, we may not generate any revenues and our results of operations could be seriously harmed.

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

We face an inherent risk of product liability exposure related to the sale of any products we may develop. The marketing, sale and use of any products we may develop could lead to the filing of product liability claims against us if someone alleges our products failed to perform as designed. We may also be subject to liability for a misunderstanding of, or inappropriate reliance upon, the information we provide. If we cannot successfully defend ourselves against claims that any product we may develop caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Any claims of patent or other intellectual property infringement against us, even those without merit, could:

•	increase the cost of our products;

•	be expensive and/or time consuming to defend;

•	result in our being required to pay significant damages to third parties;

•	force us to cease making or selling products that incorporate the challenged intellectual property;

•	require us to redesign, reengineer or rebrand our products and technologies;

•	require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property on terms that may not be favorable or acceptable to us;

•	require us to develop alternative non-infringing technology, which could require significant effort and expense;

•	require us to indemnify third parties pursuant to contracts in which we have agreed to provide indemnification for intellectual property infringement claims; and,

•	result in our customers or potential customers deferring or limiting their purchase or use of the affected products impacted by the claims until the claims are resolved.

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

We have incurred net losses since our inception. For the years ended December 31, 2016 and 2015, we had net losses of $5,650,851 and $1,776,600, respectively. To date, we have financed our operations through private placements of securities and our April 2016 IPO. Our ability to generate sufficient revenue from any of our products in development, and to transition to profitability and generate consistent positive cash flows is dependent upon factors that may be outside of our control. We expect our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance and commercialize new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern.

We have concluded there is substantial doubt of our ability to continue as a going concern and our independent registered public accounting firm's report on our financial statements contains an explanatory paragraph describing our ability to continue as a going concern.

In our December 31, 2016 consolidated financial statements, we have concluded and stated our recurring losses from operations, recurring cash flows used in operations, accumulated deficit, and the requirement we raise additional capital in order to fund our ongoing operations beyond March 2017 raise substantial doubt regarding our ability to continue as a going concern. Additionally, our independent registered public accounting firm's report on our consolidated financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our plans to address this going concern risk include, pursuing additional closings of the Preferred Stock Private Placement initiated in January 2017 and pursuing additional offerings of debt and /or equity securities. The consolidated financial statements do not include any adjustments that might result from our inability to consummate such offerings or our ability to continue as a going concern. Moreover, there is no assurance if we consummate additional offerings, we will raise sufficient proceeds in such offerings to pay our financial obligations as they become due. These factors raise substantial doubt about our ability to continue as a going concern.

We may need substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, eliminate or abandon growth initiatives or product development programs.

We intend to continue to make investments to support our business growth. Because we have not generated any revenue or cash flow to date, we will require additional funds to:

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

Neither we nor any future collaboration partner can commercialize any products we may develop in the U.S. or in any foreign country without first obtaining regulatory approval for the product from the FDA or comparable foreign regulatory authorities. The approval route in the U.S. for any products we may develop may be either via the PMA process, a de novo 510(k) pathway, or traditional 510(k). The PMA approval process is more complex, costly and time consuming than the 510(k) process. Additional randomized, controlled clinical trials may be necessary to obtain approval. The approval process may take several years to complete, and may never be obtained. Before obtaining regulatory approvals for the commercial sale of any product we may develop in the U.S., we must demonstrate with substantial evidence, gathered in preclinical and well-controlled clinical studies, that the planned products are safe and effective for use for that target indication. We may not conduct such a trial or may not successfully enroll or complete any such trial. Any products we may develop may not achieve the required primary endpoint in the clinical trial, and may not receive regulatory approval. We must also demonstrate that the manufacturing facilities, processes and controls for any products we may develop are adequate. Moreover, obtaining regulatory approval in one country for marketing of any products we may develop does not ensure we will be able to obtain regulatory approval in other countries, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

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

In the U.S., there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that could result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the PPACA, was enacted in 2010. The PPACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The PPACA, among other things:

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals for spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2.0% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by the sequestration provisions of the Budget Control Act of 2011. The ATRA, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2013, President Obama signed an executive order implementing sequestration, and in April 2013, the 2.0% Medicare reductions went into effect. We cannot predict whether any additional legislative changes will affect our business.

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

Further, changes in regulatory requirements and guidance may occur, both in the United States and in foreign countries, and we may need to amend clinical study protocols to reflect these changes. Amendments may require us to resubmit our clinical study protocols to IRB’s for reexamination, which may impact the costs, timing or successful completion of a clinical study. In light of widely publicized events concerning the safety risk of certain drug and medical device products, regulatory authorities, members of Congress, the Governmental Accounting Office, medical professionals and the general public have raised concerns about potential safety issues. These events have resulted in the recall and withdrawal of medical device products, revisions to product labeling that further limit use of products and establishment of risk management programs that may, for instance, restrict distribution of certain products or require safety surveillance or patient education. The increased attention to safety issues may result in a more cautious approach by the FDA or other regulatory authorities to clinical studies and the drug approval process. Data from clinical studies may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate or suspend clinical studies before completion, or require longer or additional clinical studies that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

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

A robust public market for our common stock may not develop or be sustained, which could affect your ability to sell our common stock or depress the market price of our common stock.

Our common stock is listed on Nasdaq, but we cannot assure you our common stock will continue to trade on this market or another national securities exchange. In addition, we are unable to predict whether an active trading market for our common stock will develop or will be sustained. A substantial number of our securities are “restricted securities” as defined in Rule 144 under the Securities Act of 1933, as amended, or the “Securities Act,” and/or are held by affiliates of ours. Securities held by affiliates of an issuer are sometimes referred to as “control securities.” Restricted securities and control securities may only be sold publicly pursuant to a registration statement or an exemption from registration. Rule 144, which provides such an exemption, requires that public sales meet certain conditions, including, in the case of restricted securities, that certain holding period requirements are met and, in the case of control securities (including restricted securities that are control securities), that certain information be publicly available and that sales be made in compliance with certain manner of sale and volume limitations. The public information requirement also applies to sales of restricted securities (even if they are not control securities), if such securities have been held for less than one year. There can be no assurance that we will continue to fulfill the public information requirement or that the other conditions to the availability of Rule 144 will be satisfied, and even if satisfied, the volume limitations of Rule 144 will restrict the number of control securities that may be sold. In addition, our founders are subject to a lock-up agreement that restricts their ability to publicly sell the shares held by them until April 28, 2017. Accordingly, a substantial number of our securities may not be eligible for public sale. If an active market does not develop or is not sustained for the foregoing reasons or for any other reason, it may be difficult for you to sell your securities at the time you wish to sell them, at a price that is attractive to you, or at all.

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

Our outstanding warrants and other convertible securities may have an adverse effect on the market price of our common stock.

We currently have outstanding warrants and other convertible securities to purchase an aggregate of 12,822,076 shares of our common stock, including the 251,334 shares of Series A Preferred Stock convertible into shares of common stock and 251,334 Series A Warrants issued in the January 2017 closing of the Preferred Stock Private Placement, in each case subject to adjustment as described elsewhere in this Annual Report. The Preferred Stock Private Placement will remain open through June 30, 2017 for subsequent closings, if any, in which an additional 248,666 authorized Preferred Stock Units may be issued. In addition, dividends on the Series A Preferred Stock may be paid in additional shares of Series A Preferred Stock or in shares of our common stock; and, each Series A Warrant may be exchanged for four (4) Series X Warrants, each to purchase one share of our common stock. Furthermore, we have committed to file a registration statement under the Securities Act registering the resale to the public of the shares of our common stock underlying the Series A Preferred Stock, the Series A Warrants, and the Series X Warrants. The sale, or even the possibility of sale, of the warrants, the shares of Series A Preferred Stock or the shares underlying the warrants or shares of Series A Preferred Stock could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent our warrants or other convertible securities, or any additional warrants or other convertible securities, we issue, are exercised or converted, you may experience dilution to your holdings.

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

We are an “emerging growth company,” as defined in the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of  (1) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

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

We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, the other rules and regulations of the Securities and Exchange Commission, or SEC, and the rules and regulations of Nasdaq or any other national securities exchange on which our securities are then trading. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. For example, the Sarbanes-Oxley Act and the rules of the SEC and Nasdaq have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel devote a substantial amount of time to these compliance initiatives. These rules and regulations result in significant legal and financial compliance costs and make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the date on which we are no longer an emerging growth company. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and as our business expands we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. If any analyst who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price and trading volume to decline.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Property

We occupy approximately 610 square feet of office space plus common area facilities at One Grand Central Place, 60 East 42nd Street, New York, NY 10165 under a January 2016 rental agreement amended in May and June 2016, which expires May 31, 2017. We also rent approximately 220 square feet of research, laboratory, and office space at 375 West Street, West Bridgewater, MA 02379 under a month-to-month arrangement with one of our contract research suppliers which is cancellable at any time by either party. We consider these facilities adequate for our current operations and intend to obtain additional space as our operations expand.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our securities have been traded on the Nasdaq Capital Market, or Nasdaq, since July 27, 2016, when the units issued in our initial public offering on April 28, 2016 (trading under the symbol “PAVMU”) were split into our common stock, trading under the symbol “PAVM” and our warrants, trading under the symbol “PAVMW”. In connection with the initiation of separate trading of our common stock and warrants, the trading of the units was suspended and delisted from Nasdaq. Prior to our initial public offering, there was no public market for our securities. The following table shows the high and low sale prices per share of our securities as reported on the Nasdaq for the periods indicated:

	Common Stock		Warrants
	High	Low	High	Low
Third Quarter 2016 (beginning July 27, 2016)	$15.24	$5.00	$4.85	$4.00
Fourth Quarter 2016	$14.00	$6.80	$8.00	$5.51
First Quarter 2017 (through February 8, 2017)	$8.30	$4.50	$5.84	$3.00

Holders

As of February 10, 2017, there were 13,311,811 shares of common stock outstanding. Our shares of common stock are held by 19 stockholders of record and we believe there were more than 600 beneficial owners of our common stock.

Dividends

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

Information about our equity compensation plans

Information required by Item 5 of Form 10K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

In November 2016, 40,000 warrants were exercised on a cashless basis, resulting in the issuance of 20,732 shares of common stock.

In December 2016, 200 warrants were exercised on a cashless basis, resulting in the issuance of 79 shares of common stock.

The shares issued upon exercise of the warrants were issued pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act, as the warrants were exchanged for shares exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

In January 2017, our Board of Directors authorized the sale of up to 500,000 Preferred Stock Units in the Preferred Stock Private Placement, with each Preferred Stock Unit consisting of one Series A Convertible Preferred Share and one Series A Warrant, to purchase one share of common stock at an initial exercise price of $8.00 per share. Subsequently, in January 2017, we completed an initial closing of the Preferred Stock Private Placement of 251,334 Preferred Stock Units at a price of $6.00 per unit, resulting in gross proceeds of $1.5 million and approximately $1.2 million of net proceeds, after deducting placement agent fees and other offering costs. The Preferred Stock Private Placement will remain open through June 30, 2017 for subsequent closings, if any, in which the remaining 248,666 authorized Preferred Stock Units may be issued.

Each Series A Warrant is exercisable for one share of our common stock at an exercise price of $8.00 per share, subject to adjustment. Each share of Series A Preferred Stock is convertible into a number of shares of our common stock equal to the stated value of $6,00 per share divided by the conversion price of $6.00, subject to adjustment. Each Series A Warrant can be exchanged through April 30, 2024 for four Series X Warrants. Each Series X Warrant is exercisable for one share of Common Stock at an initial exercise price of $6.00 per share. The Series A Warrants and Series X Warrants are not exercisable and the Series A Preferred Stock is not convertible prior to the time that final stockholder approval has been obtained under Nasdaq Stock Market Rule 5635(d).

Xzerta Trading LLC d/b/a HCFP/Capital Markets ("HCFP/Capital Markets"), an affiliate of certain of our directors and officers, is acting as the exclusive placement agent in the offering of securities. HCFP/Capital Markets is entitled to a fee of 7.0% of the gross proceeds realized in the offering, plus reimbursement of certain out-of-pocket costs.

The Preferred Stock Units were offered and sold in a private placement pursuant to exemptions from the registration requirements of the Securities Act, afforded by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of this Annual Report on Form 10-K for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-looking statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, as well as “Risk Factors” section of this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our limited operating history;
•	our financial performance, including our ability to generate revenue;
•	ability of our products to achieve market acceptance;
•	success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•	reliance upon additional financings to fund ongoing operating losses;
•	potential ability to obtain additional financing;
•	ability to sustain status as a going concern;
•	ability to protect our intellectual property;
•	ability to complete strategic acquisitions;
•	ability to manage growth and integrate acquired operations;
•	potential liquidity and trading of our securities;
•	regulatory or operational risks;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•	our expectations regarding the time during which we will be an ECG under the JOBS Act.

You should refer to the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report on Form 10-K and the documents we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

We are a highly-differentiated multi-product medical device company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization. We employ a business model focused on capital efficiency and speed to market. Since our inception on June 26, 2014, our activities have focused on advancing the lead products in our pipeline towards commercialization while protecting our intellectual property, expanding our management team, Board of Directors, and Medical Advisory Board, raising initial working capital through two private placements completed before our initial public offering, consummating our initial public offering in April 2016, and the initial closing of the issuance of Preferred Stock Units in the Preferred Stock Private Placement in January 2017.

With regard to the products in our pipeline — PortIO, CarpX, NextCath, DisappEAR, NextFlo, and Caldus - among other things, we have:

•	filed final nonprovisional patent applications for PortIO, CarpX, NextCath, and Caldus and acquired a patent and related patent applications (one of which was subsequently granted) for NextFlo and entered into a licensing agreement with a group of academic centers securing the worldwide rights in perpetuity to a family of patents and patent applications underlying the DisappEAR product;

•	advanced, in partnership with our design and contract manufacturing partners, our PortIO product from concept to working prototypes, benchtop, animal, and cadaver testing, commercial design and development, verification and validation testing, and finally submission to the FDA for 510(k) clearance;

•	advanced, in partnership with our design and contract manufacturing partners, our CarpX product from concept to working prototypes, completed successful benchtop and cadaver testing confirming the device consistently cuts the transverse carpal ligament, as well as commercial design and development, and we have begun pre-submission verification and validation testing;

•	engaged a design and contract manufacturing firm with experience in extrusions which has completed initial design work on the first product in the NextCath project and completed head-to-head testing of retention forces, comparing our working prototype to several competing products, which has validated our approach;

•	engaged a design and contract manufacturing firm to initiate the design and development of the DisappEAR product in collaboration with our academic partners at Tufts University and Harvard Medical School;

•	advanced the design and development of the NextFlo device, including a redesign which dramatically simplifies the product, lowers the projected cost of goods and expands its application to routine inpatient infusion sets;

•	selected three initial applications for our Caldus disposable tissue ablation platform technology – endovenous ablation of varicose veins, endoluminal ablation of fistula-in-ano and renal denervation for the treatment of hypertension; in collaboration with our design, engineering and manufacturing partners we have completed proof of principle testing demonstrating we can deliver temperatures of >90C to a balloon catheter for at least 20 minutes of ablation time and histologically confirmed tissue necrosis in a wide variety of tissues and organs in a pig model; we are currently optimizing the design of the renal denervation balloon and catheter and enhancing the design of the infusion device to higher specifications including temperatures up to 140C and significantly higher flow rates; we anticipate initiating animal testing for the initial three applications in the near future and verification and validation testing of the varicose vein and fistula-in-ano applications in early 2017;

•	we remain actively engaged with our full-service regulatory consulting partner who is working closely with our contract design, engineering and manufacturing partners as our products advance towards regulatory submission, clearance, and commercialization;

•	we are evaluating a number of product opportunities and intellectual property covering a spectrum of clinical conditions, which have been presented to us by clinician innovators and academic medical centers, for consideration of a partnership to develop and commercialize these products; we are also exploring opportunities to partner with larger medical device companies to commercialize our lead products as they move towards regulatory clearance and commercialization; and

•	we continue to advance additional internal conceptual phase projects in clinical areas including delivery of tumescent local anesthesia, ECMO, sleep apnea and endotracheal intubation; and will accelerate their development commensurate with available capital and other resources.

Going Concern

The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40). ASC 205-40 requires management to assess an entity's ability to continue as a going concern within one year of the date of the financial statements are issued. In each reporting period (including interim periods), an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity's ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

We are an early stage and emerging growth company and have not generated any revenues to date. As such, we are subject to all of the risks associated with early stage and emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. We do not expect to generate positive cash flows from operating activities in the near future.

The Company incurred net losses of $5,650,851, and had net cash flows used in operating activities of $4,454,857 for the year ended December 31, 2016. At December 31, 2016, the Company had an accumulated deficit of $7,701,835, negative working capital of $448,316 and cash of $585,680. The Company does not expect to experience positive cash flows from operating activities in the near future, if at all. The Company anticipates incurring operating losses for the next several years as it completes the development of its products and seeks requested regulatory clearances to market such products. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

We estimate our current cash resources, including the approximately $1.2 million of net proceeds received in the January 2017 initial closing of the Preferred Stock Private Placement, absent any additional sources of cash, is sufficient to fund our operations through March 2017. Accordingly, the Company does not have sufficient cash resources to fund its anticipated operating losses for the next twelve months and the Company must raise additional funds to support its operating and capital needs beyond March 2017.

The Company’s ability to fund its operations is dependent upon management's plans, which include raising additional capital, obtaining regulatory clearance for its products currently under development, commercializing and generating revenues from products currently under development, and continuing to control expenses. The Company has engaged financial advisory firms to assist with its financing efforts, including selling additional securities under the Preferred Stock Private Placement (which will remain open through June 30, 2017). However, there is no assurance the Company will be successful in these efforts, including the sale of the remaining authorized Preferred Stock Units.

A failure to raise sufficient capital, generate sufficient product revenues, or control expenditures, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives and therefore raises substantial doubt of the Company's ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

Recent Developments

In April 2016, we consummated our IPO with the issuance of 1,060,000 common stock units, with each common stock unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $5.00 per share. The common stock units were sold at an offering price of $5.00 per unit, generating gross cash proceeds of $5.3 million and net cash proceeds of approximately $4.2 million, after deducting cash selling agent discounts and commissions and other IPO offering expenses. In connection with the consummation of the IPO, the common stock units were approved for listing on the Nasdaq Capital Market, or Nasdaq, under the symbol “PAVMU”. The common stock and warrants comprising the common stock units began separate trading on July 27, 2016 under the symbols “PAVM” and “PAVMW”, respectively, and the common stock unit and symbol PAVMU ceased being quoted and traded on Nasdaq.

In November 2016, we executed the Tufts Patent License Agreement with the Licensors. Pursuant to the Tufts Patent License Agreement, the Licensors granted us the exclusive right and license to certain patents owned or controlled by the Licensors in connection with the development and commercialization of antibiotic-eluting resorbable ear tubes based on a proprietary aqueous silk technology. Upon execution of the Tufts Patent License Agreement, we paid the Licensors a $50,000 up-front non-refundable payment. The Tufts Patent License Agreement also provides for payments by us to the Licensors upon the achievement of certain product development and regulatory clearance milestones as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents.

On December 17, 2016, we filed a 510(k) premarket notification submission with the FDA for our first product, the PortIO™ Intraosseous Infusion System.

The Company's Board of Directors authorized the sale of up to 500,000 Preferred Stock Units in the Preferred Stock Private Placement, with each Preferred Stock Unit consisting of one Series A Convertible Preferred Share and one Series A Warrant to purchase one share of common stock at an initial exercise price of $8.00 per share. Subsequently, in January 2017, the Company completed an initial closing of the Preferred Stock Private Placement of 251,334 Preferred Stock Units at a price of $6.00 per unit, resulting in gross proceeds of $1.5 million and approximately $1.2 million of net proceeds, after deducting placement agent fees and offering costs. The Preferred Stock Private Placement will remain open through June 30, 2017 for subsequent closings, if any, in which the remaining 248,666 authorized Preferred Stock Units may be issued.

Financial Results of Operations

Revenue

To date, we have not generated any revenues from product sales. Our ability to generate product revenue and become profitable depends upon our ability to successfully develop and commercialize our products.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including travel expenses, for our employees in executive and research and development functions, facility-related costs, professional fees, accounting and legal services, consultants and expenses associated with obtaining and maintaining patents within our intellectual property portfolio.

We anticipate our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of our products. We also anticipate increased expenses related to being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance as a public company, director and officer insurance premiums and investor relations costs. Additionally, prior to the potential regulatory approval of our first product, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to sales and marketing.

Research and development expenses

Research and development expenses consist principally of internal and external costs incurred for the development of our products and include:

•	consulting costs charged to us by various external contract research organizations we contract with to conduct preclinical studies and engineering studies;

•	salary and benefit costs associated with our chief medical officer;

•	costs associated with regulatory filings;

•	patent license fees;

•	cost of laboratory supplies and acquiring, developing and manufacturing preclinical prototypes;

•	product design engineering studies; and

•	rental expense for facilities maintained solely for research and development purposes.

Research and development costs are expensed as incurred.

We incurred approximately $2.2 million in research and development costs from June 26, 2014 (inception) through December 31, 2016. We plan to increase our research and development expenses for the foreseeable future as we continue development of our products.

Our current and planned research and development activities include the following:

•	completion of engineering design studies for our products;

•	finalization of engineering designs and documentation supporting our products;

•	additional engineering and preclinical studies through our contract research suppliers;

•	preparation and filing of regulatory submissions with the FDA for our products; and

•	establishing and documenting manufacturing processes for our products.

The successful development of our products is highly uncertain and subject to numerous risks including, but not limited to:

•	the scope, rate of progress and expense of our research and development activities;

•	the scope, terms and timing of obtaining regulatory clearances;

•	the expense of filing, prosecuting, defending and enforcing patent claims;

•	the continued access to expertise through outsourced suppliers for engineering and manufacturing; and

•	the cost, timing and our ability to manufacture sufficient prototype and commercial supplies for our products.

Income Taxes

We provide for federal and state income taxes currently payable, as well as those deferred resulting from temporary differences between reporting income and expenses for financial statement purposes versus income tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable. The effect of the change in the tax rate is recognized as income or expense in the period of the enacted change in tax rate. A valuation allowance is established, when necessary, to reduce deferred income taxes to the amount that is more-likely-than-not to be realized.

In assessing the recoverability of deferred tax assets, we consider whether it is more-likely-than-not some portion or all of the deferred tax assets will not be realized. If we determine it is more-likely-than-not certain future tax benefits may not be realized, a valuation allowance reserve is recognized for the amount of the deferred tax asset unlikely to be realized. Realization of the remaining deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdiction, the reversal of deferred tax liabilities, tax planning strategies, and other factors prior to the expiration date of the tax carryforwards. A change in the estimates used to make this determination could require a reduction in the valuation allowance for deferred tax assets if they become realizable. At December 31, 2016, we concluded a full valuation allowance is necessary for our deferred tax assets.

As of December 31, 2016, our federal net operating loss (“NOL”) carryforward amounted to $6,432,797, and expires from 2034 to 2036. Additionally, as of December 31, 2016, our research and development credit carryforward amounted to $91,535, and expires from 2035 to 2036.

Results of Operations

Comparison of the years ended December 31, 2016 and 2015.

	Year Ended
	December 31,
	2016	2015
Revenue	$—	$—
Operating expenses:
General and administrative expenses	3,931,264	1,287,273
Research and development expenses	1,719,587	489,327
Total operating expenses	5,650,851	1,776,600
Net loss	$(5,650,851)	$(1,776,600)

Revenue

We have not generated any revenues to date. Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize products.

General and administrative expenses

The following table summarizes our general and administrative expense incurred during the year ended December 31, 2016 and 2015:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2016	2015	$ Change	%Change
Compensation and related personnel costs	$728,125	$587,060	$141,065	24%
Stock-based compensation	664,068	—	664,068	100%
Outside professional services	1,846,497	619,714	1,226,783	198%
Facility related costs	165,775	7,309	158,466	2,168%
Travel related costs	194,639	45,037	149,602	332%
Board related costs	193,333	—	193,333	100%
Other operating costs	138,827	28,153	110,674	393%
Total general and administrative expenses	$3,931,264	$1,287,273	$2,643,991	205%

In general, the higher general and administrative expenses incurred during the year ended December 31, 2016 is principally driven by additional costs from the broader scale of our operations during the year ended December 31, 2016 as well as increased costs for investor relations and public company reporting requirements when compared to the year ended December 31, 2015.

Our general and administrative expenses for the year ended December 31, 2016 were $3,931,264 and for the year ended December 31, 2015 were $1,287,273. The increased expense of $2,643,991 for the period is principally due to higher compensation costs of $141,065, increased stock-based compensation expense of $664,068, increased outside professional services of $1,226,783, increased facility and office related costs of  $158,466 related to our leased corporate office space, and board of directors fees of $193,333. The increase in Other operating costs includes higher premiums for directors and officers insurance as a public company.

The increase in outside professional services during the year ended December 31, 2016 of $1,226,783 is principally comprised of higher consulting and professional fees of $293,457 (which includes consulting fees incurred of $300,000 under the HCP /Advisors consulting agreement and $115,000 related to the HCFP /Strategy Advisors and Swartwood Hesse agreements, all of which are affiliated with certain of our officers and directors — see “Contractual Obligations” below for further details on these agreements); along with increased investor relations and marketing costs of $297,155, increased accounting, legal, printing, and stockholder related costs of $491,333 associated with SEC reporting and public company requirements, increased regulatory consulting costs of $136,059, and higher legal fees and costs related to intellectual property matters of $8,779. During the year ended December 31, 2015 the Company incurred $60,000 of fees under the HCP /Advisors consulting agreement, but did not incur any costs under the HCFP /Strategy Advisors and Swartwood Hesse agreements. Additionally, during 2015, the Company had lower comparable costs for investor relations and compliance with SEC reporting and public company requirements, as the Company did not fully transition to a public reporting entity until our IPO in April 2016.

Additionally, we issued stock options which resulted in the recognition of stock-based compensation expense in the amount of $664,068 during the year ended December 31, 2016. Upon the completion of our IPO on April 28, 2016, board of director compensation commenced resulting in the recognition of $193,333 of fees to members of the Company’s board of directors during the year ended December 31, 2016.

Research and development expenses

The following table summarizes our research and development expenses incurred during the year ended December 31, 2016 and 2015:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2016	2015	$ Change	%Change
Compensation and related personnel costs	$215,790	$—	$215,790	100%
Stock-based compensation	83,297	—	83,297	100%
Outside professional services	1,365,810	489,327	876,483	179%
Patent license fees	50,000	—	50,000	100%
Regulatory filing fees	4,690	—	4,690	100%
Total research and development expenses	$1,719,587	$489,327	$1,230,260	251%

In general, the increased research and development expenses incurred during the year ended December 31, 2016 are due to the increased activities in support of advancing all of the Company’s products toward FDA submittals as compared with limited and early research and development efforts on just certain of the products during the year ended December 31, 2015.

Research and development expenses incurred for the year ended December 31, 2016 were $1,719,587 and for the year ended December 31, 2015 were $489,327. The increase in costs of $1,230,260 during the period was principally due to the Company being engaged in the development of all of its products while during the year ended December 31, 2015 we incurred limited research and development expenses on just certain our products.

We incurred $215,790 of compensation expenses classified as research and development cost, principally related to the services provided by our Chief Medical Officer from July 2016 (date-of-hire) to December 31, 2016. Additionally, we issued stock options which resulted in the recognition of stock-based compensation expense classified as research and development expense in the amount of $83,297 during the year ended December 31, 2016. Research and development spending through outside service providers increased by $876,483 during the year ended December 31, 2016 when compared to the same period in 2015. Additionally, in the year ended December 31, 2016, we also incurred $50,000 of research and development expense related to the payment upon the execution of the Tufts Patent License Agreement, and incurred $4,690 of regulatory fees associated with the filing of our 510(k) premarket notification submission with the FDA for our PortIO™ Intraosseous Infusion System product.

Liquidity and Capital Resources

We are an early stage and emerging growth company and have not generated any revenues to date. As such, we are subject to all of the risks associated with early stage and emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. We do not expect to generate positive cash flows from operating activities in the near future. These factors raise substantial doubt of the Company's ability to continue as a going concern.

Since June 26, 2014 (inception), we have financed our operations principally through an aggregate of approximately $7.5 million of equity financing, including: approximately $2.1 million of net proceeds from private offerings of our common stock and warrants issued prior to our IPO; approximately $4.2 million of net cash proceeds resulting from our IPO on April 28, 2016; and, approximately $1.2 million from the initial closing of Preferred Stock Private Placement in January 2017.

We have incurred net losses of $5,650,851 and $1,776,600 for the years ended December 31, 2016 and 2015, respectively. The net cash flows used in operating activities was $4,454,857 and $1,249,605 during the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, we had an accumulated deficit of $7,701,835, negative working capital of $448,316 and cash of $585,680. We anticipate incurring losses for the next several years as we complete the development of our products and file for and request regulatory clearances to market our products.

In January 2017, the Company's Board of Directors authorized the sale of up to 500,000 Preferred Stock Units in the Preferred Stock Private Placement, with each Preferred Stock Unit consisting of one share of Series A Convertible Preferred Stock and one Series A Warrant to purchase one share of common stock at an initial exercise price of $8.00 per share. Subsequently, in January 2017, the Company completed initial closings of the Preferred Stock Private Placement of 251,334 Preferred Stock Units at a price of $6.00 per unit, resulting in gross proceeds of $1.5 million and approximately $1.2 million of net proceeds, after deducting placement agent fees and offering costs. The Preferred Stock Private Placement will remain open through June 30, 2017 for subsequent closings, if any, in which the remaining 248,666 authorized Preferred Stock Units may be issued.

We estimate our current cash resources, including the $1.2 million of net proceeds from the Preferred Stock Private Placement discussed above, absent any additional sources of cash, is sufficient to fund our operations through March 2017. We have based this estimate on assumptions which may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Accordingly, we do not have sufficient cash resources to fund our anticipated operating losses for the next twelve months and we must raise additional funds to support our operating and capital needs beyond March 2017.

The Company’s ability to fund its operations is dependent upon management's plans, which include raising additional capital, obtaining regulatory clearance for its products currently under development, commercializing and generating revenues from products currently under development, and continuing to control expenses. The Company has engaged financial advisory firms to assist with its financing efforts, including selling additional securities under the Preferred Stock Private Placement (which will remain open through June 30, 2017). However, there is no assurance the Company will be successful in these efforts, including the sale of the remaining authorized Preferred Stock Units.

A failure to raise sufficient capital, generate sufficient product revenues, or control expenditures, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives and therefore raises substantial doubt of the Company's ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

Cash flows and liquidity

The following table sets forth the primary sources and uses of cash flows for each period set forth below:

	Year Ended December 31,
	2016	2015
Net cash flows (used in) or provided by: Operating activities	$(4,454,857)	$(1,249,605)
Investing activities	(21,793)	—
Financing activities	4,295,062	1,177,796
Net decrease in cash	$(181,588)	$(71,809)

Net cash flows used in operating activities

The net cash flows used in operating activities was $4,454,857 for the year ended December 31, 2016 and consisted of a net loss of $5,650,851, adjusted for depreciation of  $3,793 and stock based compensation of $747,365, offset by a net increase in operating assets and liabilities of $444,836. The significant items in the change in operating assets and liabilities include a net increase in accounts payable and accrued expenses of $591,565, offset by an increase of $146,729 in prepaid expenses and other current assets.

During the year ended December 31, 2015, net cash flows used in operating activities was $1,249,605 and consisted of a net loss of $1,776,600 adjusted for non-cash contributed services of $133,333 and a net increase in operating assets and liabilities of $393,662. The significant items in the net change in operating assets and liabilities included increases in accounts payable and accrued expenses of $399,423, offset by an increase of $5,761 in prepaid and other current assets.

Net cash flows used in investing activities

In the year ended December 31, 2016, cash flows used in investing activities included purchases of computer and research equipment totaling $21,793. There were no investing activities cash flows during the year ended December 31, 2015.

Net cash flows provided by financing activities

In the year ended December 31, 2016, cash flows provided by financing activities totaled $4,295,062, consisting of the cash proceeds, net of offering costs, received through the Company’s IPO closing on April 28, 2016. In the year ended December 31, 2015, net cash flows provided by financing activities amounted to $1,177,796, principally resulting from $1,250,000 of proceeds from the issuance of common stock upon the exercise of warrants, offset by $72,204 of payments of deferred offering costs associated with the Company’s IPO.

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

Research and Development Expense

Research and development expenditures are charged to research and development expense as incurred. Research and development costs include costs related to our various outside professional service providers and suppliers, engineering studies, supplies, outsourced testing and consulting as well as rental costs for access to certain facilities at one of our contract research suppliers.

Stock Based Compensation

The Company issues stock-based awards to employees, members of its board of directors, and non-employees. Stock-based awards to employees and members of its board of directors are accounted for in accordance with FASB ASC Topic 718, Stock Compensation, and stock based awards to non-employees are accounted for in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.

The Company measures the compensation expense of stock-based awards granted to employees and members of its board of directors using the grant-date fair value of the award and recognizes compensation expense for stock-based awards on straight-line basis over the requisite service period, which is generally the vesting period of the respective stock option award.

The Company measures the expense of stock-based awards granted to non-employees on a vesting date basis, fixing the fair value of vested non-employee stock options as of the their respective vesting date, The fair value of vested non-employee stock options is not subject-to-change at subsequent reporting dates. The estimated fair value of the unvested non-employee stock options are remeasured to then current fair value at each subsequent reporting date. The expense of non-employee stock options is recognized on a straight-line basis over the service period, which is generally the vesting period of the respective non-employee stock option award.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Current tax liabilities or receivables are recognized for the amount of taxes estimated to be payable or refundable for the current year. Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, along with net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

The Company assesses the likelihood its deferred tax assets will be recovered from future taxable income, and to the extent it deems reasonable, based on available evidence, it is more-likely-than-not all or a portion of the deferred tax assets will not be realized, a valuation allowance reserve is established through a charge to income tax expense. To-date, the Company has recognized a full valuation allowance on its deferred tax assets.

Going Concern

The Company has adopted the provisions of FASB ASC Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40). ASC 205-40 requires management to assess an entity's ability to continue as a going concern within one year of the date of the financial statements are issued. In each reporting period (including interim periods), an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity's ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued. As a result of adopting ASC Topic 205-40, we have incorporated specific disclosures within our December 31, 2016 consolidated financial statements stating there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the consolidated financial statement issuance date. See Liquidity and Capital Resources above for a discussion of our liquidity and going concern status.

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-01, which amends the guidance of FASB Accounting Standards Codification Topic 805, Business Combinations (ASC 805) adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The objective of ASU 2017-01 is to narrow the definition of what qualifies as a business under Topic 805 and to provide guidance for streamlining the analysis required to assess whether a transaction involves the acquisition (disposal) of a business. ASU 2017-01 provides a screen to assess when a set of assets and processes do not qualify as a business under Topic 805, reducing the number of transactions that need to be considered as possible business acquisitions. ASU 2017-01 also narrows the definition of output under Topic 805 to make it consistent with the description of outputs under Topic 606. The guidance of ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted under certain circumstances. The Company is evaluating the impact of this guidance on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which establishes a right-of-use (ROU) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequently issued additional updates amending the guidance contained in Topic 606 thereby affecting the guidance contained in ASU 2014-09. ASU 2014-09 and the subsequent Topic 606 updates will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount equal to the consideration to which the entity expects to be entitled for those goods and services. ASU 2014-09 defines a five step process to achieve this core principle, and in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). The Company is evaluating the guidance in ASU 2014-09 and the subsequent Topic 606 updates and has not yet determined what, if any, effect this guidance will have on its results of operations or financial condition.

Contractual Obligations

The Company leases space for its corporate office, which initially provided for two consecutive six month terms beginning on February 1, 2016, rent payments of $9,500 per month and the option to cancel the lease agreement at the end of the initial six-month term at the election of the Company. Subsequently, the lease agreement was amended to add approximately 200 sq. ft. of rentable office space at an additional rate of $4,400 per month; and, extended the lease term through May 31, 2017. Total rent expense under this office space lease arrangement for the year ended December 31, 2016 was $134,356. At December 31, 2016, the Company’s aggregate future minimum lease payments were $71,400, through the May 31, 2017 lease termination date.

Effective October 2015, the Company entered into a three-year management services agreement with HCP/Advisors LLC, an affiliate of a director of the Company, which replaced a prior contemplated management services agreement with HCFP LLC, another affiliate of the director and certain other officers and directors of the Company. Pursuant to the HCP/Advisors LLC agreement, such entity has agreed to provide the Company with certain management services, including without limitation identifying potential corporate opportunities, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers, and other advisory services as may be mutually agreed upon. The Company has agreed to pay HCP/Advisors LLC an initial monthly fee of $35,000 commencing as of November 1, 2015 and thereafter a monthly fee of $25,000. Under this agreement, the Company incurred fees of $300,000 and $60,000 during the years ended December 31, 2016 and 2015, respectively.

Effective November 1, 2014, the Company entered into an employment agreement with its CEO (the “CEO Employment Agreement”) for a five-year term with an initial base salary of $240,000 per year, from November 1, 2014 to October 31, 2015. The base salary of $240,000 from November 1, 2014 to October 31, 2015 along with a $124,583 bonus payment was payable to the CEO only upon and subject to the consummation of the Company's IPO. As of December 31, 2015, the Company determined the likelihood of the IPO was probable and, therefore, a liability of $364,583 was recognized at December 31, 2015. In May 2016, as a result of the closing of the Company’s IPO on April 28, 2016, the accrued salary and bonus compensation payable at December 31, 2015 was paid to the CEO. Effective November 1, 2015, the base salary was increased to $295,000 per year. The CEO Employment Agreement provides for a guaranteed bonus equal to 50% of base salary, beginning on January 1 of each year effective January 1, 2016. Additionally, the CEO will also be eligible to earn annual performance bonuses upon meeting certain objectives as determined by the Board of Directors. Effective as of December 31, 2016, the CEO agreed to waive his right to the guaranteed bonus for the year ended December 31, 2016.

Effective as of October 8, 2015, the Company entered into a two-year employment agreement with its Chief Financial Officer (the “CFO Employment Agreement”) with a base salary of $275,000 per year. The Chief Financial Officer will be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the board of directors.

Effective July 1, 2016, the Company entered into a five-year employment agreement with its Chief Medical Officer (the “CMO Employment Agreement”) with a base salary of $285,000 per year, plus an initial payment of $50,000. The Chief Medical Officer will be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the board of directors.

Effective October 1, 2016, the Company and Michael Glennon, Vice Chairman and member of the Company's Board of Directors, entered into a consulting agreement (the “Glennon Consulting Agreement”), under which Mr. Glennon will provide the Company with services and advice relating to the successful development and commercialization of medical device products, including interfacing with outsourced contract manufacturers, assisting with development of the supply chain, and establishing commercialization channels with independent distributors and strategic corporate partners, and will provide such other services as requested by the Company’s Chairman and Chief Executive Officer. As compensation for his services, Mr. Glennon was to have received a monthly retainer of $12,500 and an initial payment of $37,500 upon execution of the Consulting Agreement. As of December 31, 2016, Mr. Glennon waived his right to compensation under the consulting agreement for the year ended December 31, 2016. The Glennon Consulting Agreement may be terminated by either party upon 30 days’ prior written notice, except either party may terminate the Glennon Consulting Agreement immediately for cause (which includes an uncured material breach of the agreement). The Glennon Consulting Agreement also will terminate immediately if the parties agree to the employment of Mr. Glennon on a full-time basis. The Glennon Consulting Agreement contains covenants for the protection of the Company’s confidential information and a mutual indemnity provision for claims arising out of the services.

Effective September 2016, the Company entered into a consulting agreement with HCFP /Strategy Advisors LLC, an affiliate of certain directors and officers of the Company (the "HCFP Strategic Advisory Agreement"). Under the HCFP Strategic Advisory Agreement, HCFP /Strategy Advisors LLC has been engaged to provide various strategic advisory services, including: strategic business planning, to identify and assist with potential sources of financing arrangements, promotion of the Company to various potential investors, and to provide strategic advisory services as reasonably requested by the Company. The HCFP Strategic Advisory Agreement provided for an initial total fee of $110,000, with $30,000 paid upon execution of the agreement and four payments of $20,000 per month from October 2016 to January 2017. The Company incurred expense of $100,000 in the year ended December 31, 2016 under the HCFP Strategic Advisory Agreement.

Effective September 2016, the Company also entered into a consulting agreement with Swartwood Hesse, Inc., an affiliate of HCFP /Strategy Advisors (which, as noted above, is an affiliate of certain directors and officers of the Company) (the "Swartwood Hesse Financial Advisory Agreement"). Under the Swartwood Hesse Financial Advisory Agreement, Swartwood Hesse, Inc. has been engaged to provide advisory services regarding potential financing arrangements, assisting the Company with its investors relations, and provide other financial advisory services as reasonably requested by the Company. The Swartwood Hesse Financial Advisory Agreement total fee amounts to $15,000, which was paid upon execution of the agreement. The Company may incur additional fees for investment banking services under a separate written agreement to be executed between the Company and Swartwood Hesse, Inc. The Company incurred expense of $15,000 in the year ended December 31, 2016 under the Swartwood Hesse Financial Advisory Agreement.

In January 2017, the Company entered into an agreement with HCFP /Capital Markets, an affiliate of certain directors and officers of the Company, wherein HCFP /Capital Markets was engaged to be the Company's exclusive placement agent in an offering of securities ("the HCFP /Capital Markets Placement Agent Agreement"), including the Preferred Stock Private Placement . Under the HCFP /Capital Markets Placement Agent Agreement, HCFP /Capital Markets is to be paid a fee of 7.0% of the gross proceeds realized in the securities offering, plus reimbursement of certain out-of-pocket costs. The term of the HCFP /Capital Markets Placement Agent Agreement is from the January 2017 execution date to the later of June 30, 2017 or the completion or termination of any other potential transactions in conjunction with the Preferred Stock Private Placement.

JOBS Act

We are an EGC, as defined in the JOBS Actand are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements, and not being required to adopt certain new and revised accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of the extended time for the adoption of new or revised f accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

Off-Balance sheet arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Effect of Inflation and Changes in Prices

We do not expect inflation and changes in prices will have a material effect on our operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-31 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) are effective as of such date at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•	provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the U.S., and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	provide a reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2016.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this Form 10-K.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

Item 9B. Other Information

On February 15, 2017, the Company and its Chief Executive Officer executed an amendment to the CEO Employment Contract, effective as of December 31, 2016, whereby the CEO elected to permanently waive his right to receive guaranteed bonus compensation due and payable for services rendered during the year ended December 31, 2016. Except for the waiver of 2016 guaranteed bonus compensation, all other provisions of the CEO Employment Agreement shall remain in full force and effect.

On February 15, 2017, the Company and its Vice Chairman executed an amendment to the Glennon Consulting Agreement, effective as of December 31, 2016, whereby the Vice Chairman elected to permanently waive all 2016 consulting compensation that would have been otherwise due and payable to him through and including December 31, 2016. Except for the waiver of all 2016 consulting compensation, all other provisions of the Glennon Consulting Agreement shall remain in full force and effect.

The foregoing information is filed in accordance with and in satisfaction of the requirements of Item 5.02 of Form 8-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents filed as a part of the report:

(1)	The following financial statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ (Deficit) Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	The financial statement schedules:

Schedules other than those listed above are omitted for the reason they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

(3)	The following exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation (1)

3.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (2)

3.4	Bylaws (1)

4.1	Specimen Common Stock Certificate (1)

4.2	Specimen Warrant Certificate (1)

4.3	Form of Series A Warrant (2)

4.4	Form of Series X Warrant (2)

4.5	Warrant Agreement, dated April 28, 2016, between Continental Stock Transfer & Trust Company and the Registrant (3)

4.6	2014 Long-Term Equity Incentive Plan (1)

4.7	Form of Unit Purchase Option (1)

10.1	Patent Option Agreement (1)

10.2.1	Employment Agreement between PAVmed and Dr. Aklog (1)

10.2.2	Amendment to Employment Agreement between PAVmed and Dr. Aklog (1)

10.2.3	Second Amendment to Employment Agreement between PAVmed and Dr. Aklog (1)

10.2.4	Third Amendment to Employment Agreement between PAVmed and Dr. Aklog

10.3.1	Form of Subscription Agreement (July 2014) (1)

10.3.2	Form of Subscription Agreement (November 2014) (1)

10.4.1	Form of Letter Agreement with HCFP Capital Partners III LLC (1)

10.4.2	Form of Letter Agreement with Pavilion Venture Partners LLC (1)

10.5.1	Letter agreement regarding corporate opportunities executed by Dr. Lishan Aklog (1)

10.5.2	Letter agreement regarding corporate opportunities executed by Michael Glennon (1)

10.5.3	Letter agreement regarding corporate opportunities executed by Dr. Brian deGuzman (1)

10.6	Management services agreement between PAVmed and HCP/Advisors LLC (1)

10.7	Employment Agreement between PAVmed and Richard Fitzgerald (1)

10.8	Employment Agreement between PAVmed and Dr. Brian deGuzman (4)

10.9.1	Consulting Agreement between PAVmed and Michael Glennon (5)

10.9.2	Amendment to Consulting Agreement between PAVmed and Michael Glennon

10.10	Securities Purchase Agreement (6)

10.11	Registration Rights Agreement (6)

14	Form of Code of Ethics (1)

23.1	Consent of Citrin Cooperman & Company, LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-203569).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 1, 2017.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 19, 2016.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 14, 2016.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 1, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PAVMed Inc.

February 16, 2017	By:	/s/ Lishan Aklog, M.D.
Lishan Aklog, M.D.
Chief Executive Officer

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

Signature	Title	Date

/s/ Lishan Aklog, M.D.	Chief Executive Officer and Chairman of the Board	February 16, 2017
Lishan Aklog, M.D.	(Principal Executive Officer)

/s/ Richard F. Fitzgerald	Chief Financial Officer	February 16, 2017
Richard F. Fitzgerald	(Principal Financial and Accounting Officer)

/s/ James L. Cox, M.D.	Director	February 16, 2017
James L. Cox, M.D.

/s/ Ira Scott Greenspan	Director	February 16, 2017
Ira Scott Greenspan

/s/ Joshua R. Lamstein	Director	February 16, 2017
Joshua R. Lamstein

/s/ Ronald M. Sparks	Director	February 16, 2017
Ronald M. Sparks

/s/ David Weild IV	Director	February 16, 2017
David Weild IV

PAVMED INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

PAVmed Inc.

We have audited the accompanying consolidated balance sheets of PAVmed Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PAVmed Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CITRIN COOPERMAN & COMPANY, LLP

New York, New York

February 16, 2017

PAVMED INC.

and SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$585,680	$767,268
Prepaid expenses and other current assets	155,490	8,761
Total Current Assets	741,170	776,029
Equipment, net	18,000	—
Deferred offering costs	111,249	438,061
TOTAL ASSETS	$870,419	$1,214,090

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$949,413	$165,321
Accrued expenses and other current liabilities	240,073	414,851
Total Current Liabilities	1,189,486	580,172
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, par value $0.001, 20,000,000 shares authorized; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, par value $0.001; 50,000,000 shares authorized, 13,330,811 and 12,250,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	13,331	12,250
Additional paid-in capital	7,369,437	2,672,652
Accumulated deficit	(7,701,835)	(2,050,984)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(319,067)	633,918
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$870,419	$1,214,090

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015
Revenue	$—	$—
General and administrative expenses	3,931,264	1,287,273
Research and development expenses	1,719,587	489,327
Total operating expenses	5,650,851	1,776,600
Net loss	$(5,650,851)	$(1,776,600)
Net loss per share, basic and diluted	(0.44)	(0.16)
Weighted average common shares outstanding - basic and diluted	12,972,153	11,278,755

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Total
			Additional		stockholders'
	Common Stock		paid-in	Accumulated	Equity
	Shares	Par Value	capital	deficit	(deficit)

Balance at December 31, 2014	10,856,371	$10,856	$1,058,356	$(274,384)	$794,828
Warrants issued for legal services			272,357		272,357
Common stock issued upon exercise of warrants	1,393,629	1,394	1,248,606		1,250,000
Value of contributed services of Chief
Executive Officer and former Chief
Financial Officer			333,333		333,333
Chief Executive Officer contributed services deemed payable			(240,000)		(240,000)
Net loss				(1,776,600)	(1,776,600)
Balance at December 31, 2015	12,250,000	12,250	2,672,652	(2,050,984)	633,918
Units issued in connection with initial public offering, net of offering costs	1,060,000	1,060	3,949,441		3,950,501
Common stock issued upon cashless exercise of warrants	20,811	21	(21)		—
Stock-based compensation expense			747,365		747,365
Net loss				(5,650,851)	(5,650,851)
Balance at December 31, 2016	13,330,811	$13,331	$7,369,437	$(7,701,835)	$(319,067)

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(5,650,851)	$(1,776,600)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	3,793	—
Stock-based compensation	747,365	—
Expense attributable to contributed services	—	133,333
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(146,729)	(5,761)
Accounts payable	877,592	100,572
Accrued expenses and other current liabilities	(286,027)	298,851
Net cash used in operating activities	(4,454,857)	(1,249,605)

Cash flows from investing activities
Purchase of equipment	(21,793)	—
Net cash used in investing activities	(21,793)	—

Cash flows from financing activities
Proceeds from issuance of units in connection with initial public offering	5,300,000	—
Payment of offering costs in connection with initial public offering	(1,004,938)	(72,204)
Proceeds from common stock issued upon exercise of warrants	—	1,250,000
Net cash provided by financing activities	4,295,062	1,177,796

Net decrease in cash	(181,588)	(71,809)
Cash, beginning of period	767,268	839,077
Cash, end of period	$585,680	$767,268

Supplemental non-cash financing activities
Deferred offering costs in connection with initial public offering	$—	$365,857
Deferred offering costs in connection with an in-process financing transaction	$111,249	$—
Issuance of common stock upon cashless exercise of warrants	$21	$—

See accompanying notes to the consolidated financial statements.

PAVMED INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company, Description of the Business, and Going Concern

PAVmed Inc. (“PAVmed” or the “Company”) was organized under the laws of the State of Delaware on June 26, 2014, originally under the name of PAXmed Inc. On April 19, 2015, the Company changed its name to PAVmed Inc. The Company operates in one segment as a medical device company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization using a business model focused on capital and time efficiency.

Initial Public Offering

On April 28, 2016, under a registration statement on Form S-1 (File No. 333-203569) declared effective January 29, 2016, the Company's initial public offering (IPO) was consummated with the issuance of 1,060,000 common stock units at an offering price of $5.00 per unit, with each common stock unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $5.00 per share. The IPO resulted in gross cash proceeds of $5.3 million and net cash proceeds of $4.2 million, after deducting cash selling agent discounts and commissions and offering expenses. The warrants issued in the IPO became exercisable on October 28, 2016 and expire on January 29, 2022 or earlier upon redemption by the Company under certain conditions (see Note 10, Stockholders’ Equity (Deficit)). Upon consummation of the IPO, the Company’s 9,560,295 previously outstanding warrants converted into identical warrants issued in the IPO.

In connection with the consummation of the IPO, the common stock units were approved for listing on the Nasdaq Capital Market ("Nasdaq") under the symbol “PAVMU”. Subsequently, the common stock and warrants comprising the common stock units began separate trading on Nasdaq on July 27, 2016 under the symbols “PAVM” and “PAVMW”, respectively, and the common stock unit and symbol PAVMU ceased to be quoted and traded on Nasdaq.

Preferred Stock Units Private Placement

In January 2017, the Company's Board of Directors authorized the sale of up to 500,000 Preferred Stock Units in a private placement transaction, with each Preferred Stock Unit consisting of one share of Series A Convertible Preferred Stock and one Series A Warrant, to purchase one share of common stock at an initial exercise price of $8.00 per share. Subsequently, in January 2017, the Company completed initial closings of a private placement of 251,334 Preferred Stock Units at a price of $6.00 per unit, resulting in gross proceeds of approximately $1.5 million and approximately $1.2 million of net proceeds, after deducting placement agent fees and offering costs. The Preferred Stock Units private placement transaction will remain open through June 30, 2017 for subsequent closings, if any, in which the remaining 248,666 authorized Preferred Stock Units may be issued. See Note 14, Subsequent Events, for a discussion of the Preferred Stock Units private placement transaction.

Note 1 — The Company, Description of the Business, and Going Concern (continued)

Going Concern

The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40). ASC 205-40 requires management to assess an entity's ability to continue as a going concern within one year of the date of the financial statements are issued. In each reporting period (including interim periods), an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity's ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

The Company is an early stage and emerging growth company and has not generated any revenues to date. As such, the Company is subject to all of the risks associated with early stage and emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company does not expect to generate positive cash flows from operating activities in the near future.

The Company incurred net losses of $5,650,851, and had net cash flows used in operating activities of $4,454,857 for the year ended December 31, 2016. At December 31, 2016, the Company had an accumulated deficit of $7,701,835, negative working capital of $448,316 and cash of $585,680. The Company does not expect to experience positive cash flows from operating activities in the near future, if at all. The Company anticipates incurring operating losses for the next several years as it completes the development of its products and seeks requested regulatory clearances to market such products. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company estimates its current cash resources, including the approximately $1.2 million of net proceeds received in the January 2017 initial closings of the Preferred Stock Units private placement transaction (see Note 14, Subsequent Events for a discussion of the Preferred Stock Units private placement transaction), absent any additional sources of cash, is sufficient to fund its operations through March 2017. Accordingly, the Company does not have sufficient cash resources to fund its anticipated operating losses for the next twelve months and the Company must raise additional funds to support its operating and capital needs beyond March 2017.

The Company’s ability to fund its operations is dependent upon management's plans, which include raising additional capital, obtaining regulatory clearance for its products currently under development, commercializing and generating revenues from products currently under development, and continuing to control expenses. The Company has engaged financial advisory firms to assist with its financing efforts, including selling additional securities under the Preferred Stock Unit private placement transaction (which will remain open through June 30, 2017). However, there is no assurance the Company will be successful in these efforts, including the sale of the remaining authorized Preferred Stock Units.

A failure to raise sufficient capital, generate sufficient product revenues, or control expenditures, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives and therefore raises substantial doubt of the Company's ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company's consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and include the accounts of the Company and its wholly-owned subsidiary as of December 31, 2016 and 2015. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates in these consolidated financial statements include those related to stock-based compensation, the fair value of warrants, research and development expenses, contingent liabilities, the provision or benefit for income taxes and the valuation allowance on deferred tax assets. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates, judgements, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

Cash

The Company maintains its cash at a major financial institution with high credit quality. At times, the balance of its cash deposits may exceed federally insured limits. The Company has not experienced and does not anticipate any losses on deposits with commercial banks and financial institutions which exceed federally insured limits.

Research and Development Expenses

Research and development expenses are recognized as incurred and include the salary and stock-based compensation of the Company's Chief Medical Officer and the costs related to the Company's various contract research service providers, suppliers, engineering studies, supplies, and outsourced testing and consulting, as well as rental costs for equipment and access to certain facilities at one of the Company's contract research service providers.

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees directly associated with in-process capital financing as deferred offering costs. The deferred offering costs are recognized as an offset against the financing proceeds upon consummation of the offering. The deferred offering costs at December 31, 2016 relate to legal fees incurred with respect to an in-process financing transaction involving a Preferred Stock Units private placement (see Note 14, Subsequent Events for further details regarding the Preferred Stock Units private placement transaction). The deferred offering costs at December 31, 2015 relate to the Company's IPO, and were subsequently recognized as an offset against the gross proceeds of the IPO.

Patent Costs

Patent related costs in connection with filing and prosecuting patent applications and patents filed by the Company are expensed as incurred, and are classified as general and administrative expenses.

Purchased Patent License Rights

The purchase of patent license rights for use in research and development activities are expensed as incurred and are classified as research and development expense.

Note 2 — Summary of Significant Accounting Policies (continued)

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

Fair Value Measurements

Fair value is defined as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy which prioritizes the inputs used in the valuation methodologies, as follows:

Level 1	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets which are not active, or other inputs observable or can be corroborated by observable market data.

Level 3	Valuations based on unobservable inputs reflecting the Company's own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

At December 31, 2016 and 2015, the carrying amounts of the Company's financial instruments, including cash, accounts payable, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At December 31, 2016 and 2015, the Company does not have any assets or liabilities required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

Note 2 — Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company issues stock-based awards to employees, members of its board of directors, and non-employees. Stock-based awards to employees and members of its board of directors are accounted for in accordance with FASB ASC Topic 718, Stock Compensation, and stock based awards to non-employees are accounted for in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees.

The Company measures the compensation expense of stock-based awards granted to employees and members of its board of directors using the grant-date fair value of the award and recognizes compensation expense for stock-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective stock option award.

The Company measures the expense of stock-based awards granted to non-employees on a vesting date basis, fixing the fair value of vested non-employee stock options as of the their respective vesting date. The fair value of vested non-employee stock options is not subject-to-change at subsequent reporting dates. The estimated fair value of the unvested non-employee stock options is remeasured to then current fair value at each subsequent reporting date. The expense of non-employee stock options is recognized on a straight-line basis over the service period, which is generally the vesting period of the respective non-employee stock option award.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for the Company beginning January 1, 2017, although early adoption is permitted. The Company elected to early adopt ASU 2016-09 effective as of April 1, 2016. As the Company did not have any stock options issued or outstanding prior to the closing of its IPO, the early adoption did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

Note 2 — Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method, as required by FASB ASC Topic 740, Income Taxes (“ASC Topic 740”). Current tax liabilities or receivables are recognized for the amount of taxes estimated to be payable or refundable for the current year. Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, along with net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

The Company assesses the likelihood its deferred tax assets will be recovered from future taxable income, and to the extent it deems reasonable, based on available evidence, it is more-likely-than-not all or a portion of the deferred tax assets will not be realized, a valuation allowance reserve is established through a charge to income tax expense.

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement.

The Company's policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2016 and 2015, or during the years ended December 31, 2016 and 2015. As of December 31, 2016, the Company does not have any unrecognized tax benefits resulting from uncertain tax positions. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the reporting period, and, if dilutive, the potential dilutive effects of stock options and warrants outstanding in accordance with the treasury stock method. As the Company's financial results resulted in a net loss for all periods presented, basic net loss per share is the same as diluted net loss per share, due to the exclusion of incremental shares resulting from stock options and warrants as their inclusion would have been anti-dilutive.

Segment Data

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. No revenue has been generated since inception, and all tangible assets are held in the United States.

Note 2 — Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which amends the guidance of FASB ASC Topic 805, Business Combinations (ASC 805) adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The objective of ASU 2017-01 is to narrow the definition of what qualifies as a business under Topic 805 and to provide guidance for streamlining the analysis required to assess whether a transaction involves the acquisition (disposal) of a business. ASU 2017-01 provides a screen to assess when a set of assets and processes do not qualify as a business under Topic 805, reducing the number of transactions that need to be considered as possible business acquisitions. ASU 2017-01 also narrows the definition of output under Topic 805 to make it consistent with the description of outputs under Topic 606. The guidance of ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted under certain circumstances. The Company is evaluating the impact of this guidance on its consolidated financial statements.

Note 2 — Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In August 2016, the FASB issued ASU 2016-15, which amended the guidance of FASB ASC Topic 230, Statement of Cash Flows (ASC 230) on the classification of certain cash receipts and payments. The primary purpose of ASU 2016-15 is to reduce the diversity in practice which has resulted from a lack of consistent principles on this topic. The amendments of ASU 2016-15 add or clarify guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance of ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which establishes a right-of-use (ROU) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequently issued additional updates amending the guidance contained in Topic 606 thereby affecting the guidance contained in ASU 2014-09. ASU 2014-09 and the subsequent Topic 606 updates will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount equal to the consideration to which the entity expects to be entitled for those goods and services. ASU 2014-09 defines a five step process to achieve this core principle, and in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). The Company is evaluating the guidance in ASU 2014-09 and the subsequent Topic 606 updates and has not yet determined what, if any, effect this guidance will have on its consolidated results of operations or financial condition.

Note 3 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	December 31,	December 31,
	2016	2015
Security deposits	$48,350	$—
Prepaid insurance	35,947	—
Advanced payments to suppliers	71,193	8,761
Total prepaid expenses and other current assets	$155,490	$8,761

Note 4 — Equipment, Net

Equipment, net consisted of the following as of:

	December 31,	December 31,
	2016	2015
Research and development equipment	$10,156	$—
Computer equipment	11,637	—
	21,793	—
Less: accumulated depreciation	(3,793)	—
Total Equipment, net	$18,000	$—

Depreciation expense for the year ended December 31, 2016 was $3,793. No depreciation expense was incurred during the year ended December 31, 2015.

Note 5 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods indicated:

	December 31,	December 31,
	2016	2015
Chief Executive Officer contributed services deemed payable	$—	$240,000
Accrued bonus payable	—	124,583
Accrued board of director fees	72,500	—
Accrued vacation	28,324	5,879
Accrued professional fees	111,249	36,000
Other	28,000	8,389
Total accrued expenses and other current liabilities	$240,073	$414,851

In December 2016, the Company reversed the accrued bonus payable previously recognized throughout 2016 as the Company’s board of directors determined no discretionary bonuses would be paid for 2016. In addition, the Company’s Chief Executive Officer (“CEO”) waived his right to receive a guaranteed bonus payment due under the CEO Employment Agreement. See Note 8, Commitments and Contingencies, for further details regarding compensation paid to the CEO.

The accrued board of director fees at December 31, 2016 represent amounts payable to all non-executive members of the board of directors, including $10,000 payable to a board member deemed to be a related party.

The accrued professional fees at December 31, 2016 relate to deferred offering costs incurred with respect to an in-process financing transaction of a private placement of Preferred Stock Units. See Note 14, Subsequent Events, for a discussion of the Preferred Stock Units private placement transaction.

Included in "Other" is $10,000 of accrued expense due to a related party under the HCFP /Strategy Advisory Agreement. See Note 7, Related Party Transactions, for further details regarding the HCFP /Strategy Advisory Agreement.

In May 2016, the Company paid $364,583 of aggregate accrued compensation due to its CEO upon the successful completion of the Company’s IPO. The salary and bonus compensation was accrued as of December 31, 2015 as the Company’s IPO closing was deemed probable. See Note 8, Commitments and Contingencies, for further details regarding compensation paid to the CEO.

Note 6 — Income Taxes

Income tax (benefit) expense consisted of the following for the year ended December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Current:
Federal, state, and local	$—	$—
Deferred:
Federal	(1,945,638)	(593,739)
State and local	(424,840)	(169,758)
	(2,370,478)	(763,497)
Less: Valuation allowance	2,370,478	763,497
	$—	$—

At December 31, 2016 and 2015, the reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	December 31,	December 31,
	2016	2015
U.S. statutory rate	(35.0)%	(35.0)%
State income taxes (net of federal benefit)	(7.5)%	(10.4)%
Permanent differences	1.8%	3.6%
Tax credits	(1.3)%	(1.2)%
Valuation allowance	42.0%	43%
Effective tax rate	0.0%	0.0%

At December 31, 2016 and 2015, the approximate tax effects of temporary differences which give rise to the net deferred tax assets are as follows:

Noncurrent deferred tax assets:
Net operating loss	$2,795,050	$568,721
Stock-based compensation	199,921	—
Deferred compensation	—	165,404
Accrued expenses	12,307	—
Section 195 deferred start-up costs	39,746	38,749
Patent licenses	25,466	—
Research and development tax credit carryforwards	91,535	20,674
Deferred tax assets	3,164,025	793.548
Less: valuation allowance	(3,164,025)	(793,548)
Deferred tax assets, net of valuation allowance	$—	$—

The Company has federal and state net operating loss ("NOL") carryforwards of $6,432,797 and $1,243,538 at December 31, 2016 and 2015, respectively. The NOL carryforward amount is available to reduce future taxable income and expires from 2034 to 2036. Additionally, the Company generated $70,861 and $20,674 of estimated research and development tax credit carryforwards during the years ended December 31, 2016 and 2015, respectively. The research and development tax credit carryforwards are available to reduce future tax expense and expires from 2035 to 2036.

As required by ASC Topic 740, a "more-likely-than-not" criterion is applied when evaluating the realization of a deferred tax asset. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded it is more-likely-than-not the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2016 and 2015.

The Company files income tax returns in the United States in federal and applicable state jurisdictions. The Company's tax filings for the year 2015 and for its initial period of operations from June 26, 2014 (inception) through December 31, 2014 remain subject to examination by taxing authorities. The Company's policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company has not recognized any penalties or interest related to its income tax provision.

Note 7 — Related Party Transactions

Effective October 2015, the Company entered into a three-year management services agreement with HCP/Advisors LLC, an affiliate of a director of the Company, which replaced a prior contemplated management services agreement with HCFP LLC, another affiliate of the director and certain other officers and directors of the Company. Pursuant to the HCP/Advisors LLC agreement, such entity has agreed to provide the Company with certain management services, including without limitation identifying potential corporate opportunities, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers, and other advisory services as may be mutually agreed upon. The Company has agreed to pay HCP/Advisors LLC an initial monthly fee of $35,000 commencing as of November 1, 2015, and thereafter, a monthly fee of $25,000. Under this agreement, the Company incurred fees of $300,000 and $60,000 during the years ended December 31, 2016 and 2015, respectively, which are included in "General and administrative expenses" in the accompanying consolidated statements of operations.

Effective September 2016, the Company entered into a consulting agreement with HCFP /Strategy Advisors LLC, an affiliate of certain directors and officers of the Company (the "HCFP Strategic Advisory Agreement"). Under the HCFP Strategic Advisory Agreement, HCFP /Strategy Advisors has been engaged for an initial term of five months to provide various strategic advisory services, including: to provide strategic business planning, to identify and assist with potential sources of financing arrangements, to promote the Company to various potential investors, and to provide strategic advisory services as reasonably requested by the Company. The HCFP Strategic Advisory Agreement provided for an initial total fee of $110,000, with $30,000 paid upon execution of the agreement and four payments of $20,000 per month from October 2016 to January 2017. The Company incurred expense of $100,000 in the year ended December 31, 2016 under the HCFP Strategic Advisory Agreement, which is included in "General and administrative expenses" in the accompanying consolidated statements of operations.

Effective September 2016, the Company also entered into a consulting agreement with Swartwood Hesse, Inc., an affiliate of HCFP /Strategy Advisors (which, as noted above, is an affiliate of certain directors and officers of the Company) (the "Swartwood Hesse Financial Advisory Agreement"). Under the Swartwood Hesse Financial Advisory Agreement, Swartwood Hesse Inc. has been engaged for an initial term of five months to provide advisory services regarding potential financing arrangements, to assist the Company with its investors relations, and to provide other financial advisory services as reasonably requested by the Company. The Swartwood Hesse Financial Advisory Agreement provides for total fee payments to Swartwood Hesse of $15,000, which was paid upon execution of the agreement. The Company may incur additional fees for investment banking services under a separate written agreement to be executed between the Company and Swartwood Hesse, Inc. The Company incurred expense of $15,000 in the year ended December 31, 2016 under the Swartwood Hesse Financial Advisory Agreement, which is included in "General and administrative expenses" in the accompanying consolidated statements of operations.

In January 2017, the Company entered into an agreement with Xzerta Trading LLC d/b/a HCFP /Capital Markets ("HCFP /Capital Markets"), an affiliate of certain directors and officers of the Company, wherein HCFP /Capital Markets was engaged to be the Company's exclusive placement agent in an offering of securities ("the HCFP /Capital Markets Placement Agent Agreement"), including the Preferred Stock Units private placement transaction. (See Note 14, Subsequent Events for a discussion of the Preferred Stock Units private placement transaction.) Under the HCFP /Capital Markets Placement Agent Agreement, HCFP /Capital Markets is to be paid a fee of 7.0% of the gross proceeds realized in the securities offering, plus reimbursement of certain out-of-pocket costs. The term of the HCFP /Capital Markets Placement Agent Agreement is from the January 2017 execution date to the later of June 30, 2017, or the completion or termination of any other potential transactions in conjunction with the Preferred Stock Units private placement transaction.

Note 7 — Related Party Transactions (continued)

Effective October 1, 2016, the Company and Michael J. Glennon, Vice Chairman and a member of the Company's board of directors, entered into a consulting agreement (the "Glennon Consulting Agreement"), under which Mr. Glennon provides the Company with services and advice relating to the successful development and commercialization of medical device products, including interfacing with outsourced contract manufacturers, assisting with development of the supply chain and establishing commercialization channels with independent distributors and strategic corporate partners, and providing such other services as requested by the Company’s Chairman and CEO. As compensation for his services, Mr. Glennon was due an initial payment of $37,500 upon execution of the consulting agreement and a monthly retainer of $12,500 for each month thereafter. Effective as of December 31, 2016, Mr. Glennon and the Company entered into an agreement whereby Mr. Glennon waived his right to compensation under the Glennon Consulting Agreement for the year ended December 31, 2016. The Glennon Consulting Agreement may be terminated by either party upon 30 days’ prior written notice, except either party may terminate the Glennon Consulting Agreement immediately for cause (which includes an uncured material breach of the agreement). The Glennon Consulting Agreement also will terminate immediately if the parties agree to the employment of Mr. Glennon on a full-time basis.

Effective November 2016, the Company entered into a consulting agreement with Patrick Glennon, a related-party who is the brother of Michael J. Glennon, Vice Chairman and a member of the Company's board of directors (the "P. Glennon Consulting Agreement"). Under the terms of the P. Glennon Consulting Agreement, Mr. P. Glennon will provide consulting support and advice with respect to the development and commercialization of resorbable ear tubes. The sole compensation for such services is the issuance of 20,000 stock options on November 28, 2016, with an exercise price of $9.50 per share, and vesting ratably on a quarterly basis commencing December 31, 2016 through September 30, 2019.

In September 2015, the Company exercised an option to purchase for $10,000 a patent from Pavilion Holdings Group LLC (PHG), a medical device holding company founded by the Company's CEO and Chairman, Vice Chairman, and Chief Medical Officer. The payment was recognized as an expense at the time of payment and is included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2015.

Note 8 — Commitments and Contingencies

Employment Agreements & Compensation

Chief Executive Officer Employment Agreement

Effective November 1, 2014, the Company entered into an employment agreement with its CEO (the “CEO Employment Agreement”) for a five-year term with an initial base salary of $240,000 per year, from November 1, 2014 to October 31, 2015. The base salary of $240,000 from November 1, 2014 to October 31, 2015, along with a $124,583 bonus payment, was payable to the CEO only upon and subject to the consummation of the Company's IPO. As of December 31, 2015, the Company determined the likelihood of the IPO was probable and, therefore, a liability of $364,583 was recognized at December 31, 2015. In May 2016, as a result of the closing of the Company’s IPO on April 28, 2016, the accrued salary and bonus compensation payable at December 31, 2015 was paid to the CEO. Effective November 1, 2015, the base salary was increased to $295,000 per year. On April 28, 2016, upon consummation of the IPO, the CEO was granted a stock option to purchase 278,726 shares of the Company’s common stock with an exercise price equal to $5.00 per share. The CEO Employment Agreement provides for a guaranteed bonus equal to 50% of base salary, beginning on January 1 of each year effective January 1, 2016. Additionally, the CEO will also be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors. Effective as of December 31, 2016, the CEO agreed to waive his right to the guaranteed bonus for the year ended December 31, 2016. The CEO Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the board of directors with “good reason.”

Chief Financial Officer Employment Agreement

Effective October 8, 2015, the Company entered into a two-year employment agreement with its Chief Financial Officer (the “CFO Employment Agreement”) with a base salary of $275,000 per year. The Chief Financial Officer will be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the board of directors. The Company also agreed to reimburse up to $2,200 per month to cover temporary housing and travel expenses for up to 12 months and to reimburse additional relocation expenses in the future. On April 28, 2016, upon the consummation of the IPO, the Chief Financial Officer also was granted a stock option to purchase 125,000 shares of the Company’s common stock with an exercise price equal to $5.00 per share. The CFO Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the CEO with “good reason”.

Chief Medical Officer Employment Agreement

Effective July 1, 2016, the Company entered into a five-year employment agreement with its Chief Medical Officer (the “CMO Employment Agreement”) with a base salary of $285,000 per year, plus an initial bonus of $50,000 for services provided before the agreement's effective date. The Chief Medical Officer will be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the board of directors. On April 28, 2016, upon the consummation of the IPO, the Chief Medical Officer also was granted a stock option to purchase 278,726 shares of the Company’s common stock with an exercise price equal to $5.00 per share. The CMO Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the CEO with “good reason”.

Contributed Services

The Company's CEO and former CFO were not paid a salary during the period June 26, 2014 (inception) through October 2015. The Company has recognized the value of their services as contributed services by recognizing $333,333 of compensation expenses in general and administration expenses in the consolidated statement of operations for the year ended December 31, 2015, and additional paid-in capital in the consolidated balance sheet at December 31, 2015.

Note 8 — Commitments and Contingencies (continued)

Leases

The Company leases space for its corporate office, which initially provided for two consecutive six month terms beginning on February 1, 2016, rent payments of $9,500 per month and the option to cancel the lease agreement at the end of the initial six-month term at the election of the Company. Subsequently, the lease agreement was amended to add approximately 200 sq. ft. of rentable office space at an additional rate of $4,400 per month, and extended the lease term through May 31, 2017. Total rent expense under this office space lease arrangement for the year ended December 31, 2016 was $134,356. At December 31, 2016, the Company’s aggregate future minimum lease payments were $71,400 through the May 31, 2017 lease termination date.

Beginning on May 1, 2015, the Company rents access to a research and development facility for monthly rent of $1,000 on a month-to-month basis. Either the landlord or the Company may cancel this rental arrangement at any time. Total rental expense under this facility lease arrangement amounted to $12,000 and $8,000 for the years ended December 31, 2016 and 2015, respectively.

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

Note 9 — Agreement Related to Intellectual Property Right

Tufts Patent License Agreement - Antibiotic-Eluting Resorbable Ear Tubes

On November 2, 2016, the Company executed a Patent License Agreement (the “Tufts Patent License Agreement”) with Tufts University and its co-owners, the Massachusetts Eye and Ear Infirmary and Massachusetts General Hospital (the “Licensors”). Pursuant to the Tufts Patent License Agreement, the Licensors granted the Company the exclusive right and license to certain patents in connection with the development and commercialization of antibiotic-eluting resorbable ear tubes based on a proprietary aqueous silk technology conceived and developed by the Licensors. Upon execution of the Tufts Patent License Agreement, the Company paid the Licensors an upfront non-refundable fee of $50,000. The Tufts Patent License Agreement also provides for payments from the Company to the Licensors upon the achievement of certain product development and regulatory clearance milestones as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents.

The Company accounted for the Tufts Patent License Agreement as an asset acquisition as the license agreement did not meet the definition of a business pursuant to the guidance prescribed in FASB ASC Topic 805, Business Combinations, as the transaction principally resulted in the acquisition of intellectual property rights only. In this regard, the Company did not acquire any employees or tangible assets, or any processes, protocols, or operating systems. Additionally, at the time of the transaction, there were no activities being conducted related to the licensed patents. The Company recognized as expense the acquired intellectual property rights as of the transaction date on the basis of the costs of an intangible asset purchased from others for use in a research and development activity, and for which there are no alternative future uses, are research and development expense at the time the costs are incurred. Accordingly, the Company recognized the $50,000 payment as research and development expenses in the year ended December 31, 2016. The Company will record as expense any contingent milestone payments or royalties in the period in which such liabilities are incurred.

Note 10 — Stockholders’ Equity (Deficit)

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights, and preferences as may be determined from time-to-time by the Company's board of directors. As of December 31, 2016 and 2015, there were no shares of preferred stock issued or outstanding.

In January 2017, the Company's board of directors authorized the sale of up to 500,000 Preferred Stock Units in a private placement transaction, with each Preferred Stock Unit consisting of one share of Series A Convertible Preferred Stock and one Series A Warrant, to purchase one share of common stock at an initial exercise price of $8.00 per share. Subsequently, in January 2017, the Company completed initial closings of a private placement of 251,334 Preferred Stock Units at a price of $6.00 per unit, resulting in gross proceeds of approximately $1.5 million and approximately $1.2 million of net proceeds, after deducting placement agent fees and offering costs. The Preferred Stock Units private placement will remain open through June 30, 2017 for subsequent closings, if any, in which the remaining 248,666 authorized Preferred Stock Units may be issued. See Note 14, Subsequent Events for a discussion of the Preferred Stock Units private placement transaction.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. There were 13,330,811 and 12,250,000 shares of common stock outstanding as of December 31, 2016 and 2015, respectively.

In connection with the organization of the Company in June 2014, a total of 8,083,049 shares of the Company's common stock and 8,710,182 warrants (of which 627,133 warrants were subsequently returned to the Company in October 2014) ("Founders' Warrants") were sold to the Company's founders (the "Founders") for an aggregate purchase price of $3,212. The terms and conditions of the Founders' Warrants converted into the same terms and conditions of the warrants issued in the Company's IPO.

In June 2014 and July 2014, in a private placement (Private Placement 1), a total of 418,089 units, consisting of one share of common stock and one warrant, were sold to the initial investor investors ("Initial Investors") for an aggregate purchase price of $75,000 less offering costs of $7,500. In November 2014, the Company completed another private placement (Private Placement 2) of 2,355,233 units, consisting of one share of common stock and one warrant, raising $845,000 in gross offering proceeds less offering costs of $46,500. The warrants issued in the 2014 private placements ("Private Placement Warrants") converted into the same terms and conditions of the warrants issued in the Company's IPO.

In September 2015, the Company issued 1,393,629 shares of common stock in connection with the exercise of 1,393,629 Private Placement Warrants.

On April 28, 2016, the Company's IPO was consummated with the issuance of 1,060,000 units at an offering price of $5.00 per unit, with each unit consisting of one share of common stock and one warrant. The IPO resulted in gross cash proceeds of $5.3 million and $4.2 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses. The Company estimated the fair value of its common stock issued in the IPO using the guideline transaction method of the market approach and arrived at an estimated fair value of common stock of $3.50.

Note 10 — Stockholders’ Equity (Deficit) (continued)

In November 2016, the Company issued 20,732 shares of common stock resulting from the exercise of 40,000 warrants on a cashless basis.

In December 2016, the Company issued 79 shares of common stock resulting from the exercise of 200 warrants on a cashless basis.

Warrants

The table below summarizes warrants outstanding and warrant activity during the years ended December 31, 2016 and 2015:

Balance at December 31, 2014	10,856,370
Issued	97,554
Exercised	(1,393,629)
Balance at December 31, 2015	9,560,295
Issued in connection with IPO	1,060,000
Exercised	(40,200)
Balance at December 31, 2016	10,580,095

The 9,560,295 warrants outstanding as of December 31, 2015 automatically converted into warrants having the same terms and conditions as the 1,060,000 warrants issued in the Company’s IPO on April 28, 2016, including a $5.00 per share warrant exercise price and a warrant term of six years.

The warrants issued in the IPO have an exercise price of $5.00 per share and became exercisable on October 28, 2016 and expire on January 29, 2022 or earlier upon redemption by the Company under certain conditions, as discussed below.

Commencing April 28, 2017, the Company may redeem the outstanding warrants (other than those outstanding prior to the IPO held by the Company's management, founders, and members thereof, but including the warrants held by the initial investors), at the Company's option, in whole or in part, at a price of $0.01 per warrant:

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

In August 2015, the Company issued 97,554 warrants with an exercise price of $5.00 to an outside advisor in exchange for services. The estimated fair value of the warrants was $272,357 using the Black-Scholes option pricing model with the following assumptions: fair value of underlying common stock of $5.00, dividend yield of 0%, expected volatility of 58%, risk-free interest rate of 2.3%, and an expected term of six years.

In September 2015, certain holders of the Private Placement Warrants exercised 1,393,629 warrants for aggregate proceeds to the Company of $1,250,000.

Note 10 — Stockholders’ Equity (Deficit) (continued)

In November 2016, 40,000 warrants were exercised on a cashless basis, resulting in the issuance of 20,732 shares of common stock.

In December 2016, 200 warrants were exercised on a cashless basis, resulting in the issuance of 79 shares of common stock.

The Company filed a Registration Statement on Form S-1 (File No. 333-214288), declared effective February 3, 2017, to register the issuance of 1,020,000 shares of the Company’s common stock upon the exercise of 1,020,000 remaining unexercised warrants issued in the Company’s IPO. The Registration Statement also registers (i) the issuance of 1,062,031 shares of the Company's common stock upon the exercise of 1,062,031 of the unexercised warrants issued prior to the IPO (but only in the event such warrants are publicly transferred pursuant to Rule 144 prior to exercise) or (ii) the resale of such shares (but only in the event such warrants are exercised prior to being publicly transferred pursuant to Rule 144). In January 2017, the Company's CEO executed a transaction with a shareholder who had previously purchased shares of common stock and warrants in the Company's private financings prior to its IPO, under which the CEO purchased 25,000 warrants from the shareholder. Accordingly, the shares of common stock underlying the 25,000 warrants were not registered within the Registration Statement on Form S-1 (File No. 333-214288) as discussed above.

Unit Purchase Options

On April 28, 2016, the Company issued unit purchase options to the selling agents in the Company’s IPO. The unit purchase options provide for the purchase of 53,000 units at an exercise price of $5.50 per unit. Each unit covered by the unit purchase options is identical to the units sold in the Company’s IPO and consists of one share of common stock and one warrant to purchase a share of common stock at $5.00 per share. The Company estimated the fair value of the unit purchase options issued to the selling agents was $105,100, which was accounted for as offering costs of the Company's IPO. The fair value of the unit purchase options was determined using a Black-Scholes option pricing model with the following assumptions: fair value of the underlying unit of $5.00, dividend yield of 0.00%, expected volatility of 50%, risk free rate of 1.28% and remaining contractual term of 4.6 years.

Note 11 — Stock Based Compensation

In November 2014, the Company’s board of directors and stockholders adopted the 2014 Long-Term Incentive Equity Plan (the “2014 Stock Plan”). The 2014 Stock Plan is designed to enable the Company to offer employees, officers, directors and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The types of awards that may be granted under the 2014 Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the compensation committee of the Company’s board of directors. The 2014 Stock Plan reserves 1,951,081 shares of common stock for issuance in accordance with the 2014 Stock Plan’s terms. At December 31, 2016, there were 317,768 shares of common stock available for grant under the 2014 Stock Plan.

The following table summarizes information about stock options for the periods presented below:

		Weighted
	Number	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Outstanding at December 31, 2015	—	$—
Granted	1,633,313	$5.14
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2016	1,633,313	$5.14	$3,017,795
Vested and exercisable at December 31, 2016	356,719	$5.05	$670,621
Vested or expected to vest at December 31, 2016	1,633,313	$5.14

On April 28, 2016, upon the closing of the Company’s IPO, a total of 1,588,313 stock options were granted, including 961,178 to management, 487,770 to members of the board of directors, and 139,365 to members of the Company’s medical advisory board. The stock options have a ten year contractual term from date of grant, an exercise price of $5.00 per share, and vest 3/36 on the third month after the grant date and 1/36 on each successive month thereafter for the following 33 months.

In November 2016, the Company granted 25,000 stock options to a new member of the Company's medical advisory board, with a ten year contractual term from date of grant, an exercise price of $10.50 per share, and vesting ratably on a quarterly basis commencing December 31, 2016 and ending September 30, 2019.

In November 2016, the Company granted 20,000 stock options to a (related party) consultant, with a ten year contractual term from date of grant, an exercise price of $9.50 per share, and vesting ratably on a quarterly basis commencing December 31, 2016 and ending September 30, 2019.

The aggregate intrinsic value is computed as the difference between the exercise price of the underlying stock options and the quoted price of the common stock on December 31, 2016, to the extent the exercise price is less than the quoted price.

The weighted average remaining contractual term of stock options outstanding was 9.3 years at December 31, 2016. The weighted average remaining contractual term of stock options vested and exercisable was 9.3 years at December 31, 2016.

Note 11 — Stock Based Compensation (continued)

The cost of stock-based compensation awards granted to employees and directors is determined based on the grant-date fair value for stock options granted to employees and members of the board of directors and the vesting date fair value for stock options granted to non-employees, with the cost recognized on a straight-line basis over the award’s requisite service period. Stock-based compensation expense for the years ended December 31, 2016 and 2015 was recognized as follows:

	Year Ended
	December 31,
	2016	2015
General and administrative expenses	$664,068	$—
Research and development expenses	83,297	—
	$747,365	$—

At December 31, 2016, there was $2,196,566 of total unrecognized compensation cost related to stock options, which is expected to be recognized over the next 2.3 years (which represents the weighted average remaining requisite service periods for such awards).

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

Stock options issued to employees:

The grant date fair value of stock options granted to employees and members of the board of directors was $1.32 per share, calculated using the following Black-Scholes valuation model assumptions:

	Year Ended December 31,
	2016	2015
Risk-free interest rate	1.40%	—%
Expected term of options (in years)	5.8	—
Expected stock price volatility	50%	—%
Expected dividend yield	0%	—%

Stock options issued to non-employees:

The weighted average fair value of stock options granted to non-employees was $5.60 per share as of December 31, 2016, with such fair value calculated using the following weighted-average Black-Scholes valuation model assumptions:

	Year Ended
	December 31,
	2016	2015
Risk-free interest rate	1.85%	—%
Expected term of options (in years)	9.6	—%
Expected stock price volatility	60%	—%
Expected dividend yield	0%	—%

Note 11 — Stock Based Compensation (continued)

The weighted-average valuation assumptions for all stock-based awards were determined as follows:

Weighted-average risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with the assumed expected option term.

Expected term of options: The expected term of stock options represents the period of time options are expected to be outstanding, which for employees is the expected term derived using the simplified method and for non-employees is the contractual term.

Expected stock price volatility: The expected volatility is based on historical stock price volatilities of similar entities within the Company’s industry over the period commensurate with the expected term of the stock option.

Expected dividend yield: The estimate for annual dividends is $0.00 as the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

Note 12 —Loss Per Share

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

The following table sets forth the comparison of basic and fully diluted net loss per share for the periods indicated:

	Year Ended
	December 31,
	2016	2015
Net loss attributable to common stockholders	$5,650,851	$1,776,600
Weighted-average common shares outstanding	12,972,153	11,278,755
Net loss per common share - basic and diluted	$(0.44)	$(0.16)

The following securities at December 31, 2016 and 2015 have been excluded from the computation of diluted weighted shares outstanding, as their inclusion would be anti-dilutive:

	December 31,
	2016	2015
Warrants	10,580,095	9,560,295
Stock options	1,633,313	—
Unit purchase options as to shares of common stock	53,000	—
Unit purchase options as to shares underlying warrants	53,000	—
Total	12,319,408	9,560,295

In January 2017, the Company's board of directors authorized the sale of up to 500,000 Preferred Stock Units in a private placement transaction, with each Preferred Stock Unit consisting of one share of Series A Convertible Preferred Stock and one Series A Warrant, to purchase one share of common stock at an initial exercise price of $8.00 per share. Subsequently, in January 2017, the Company completed initial closings of a private placement of 251,334 Preferred Stock Units. (See Note 14, Subsequent Events for a discussion of the Preferred Stock Units private placement transaction.) While the Series A Convertible Preferred Stock and Series A Warrants are convertible into common shares, if they had been outstanding at December 31, 2016, they would have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would be anti-dilutive.

Note 13 — Selected Quarterly Financial Data (unaudited)

The following tables contain (unaudited) quarterly financial statement information for the years ended December 31, 2016 and 2015. The Company believes the following information includes all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of financial results for any future period.

	2016 Quarters Ended:
	March 31	June 30	September 30	December 31
Revenues	$—	$—	$—	$—
General and administrative expenses	517,739	959,734	1,350,248	1,103,543
Research and development expenses	179,141	355,001	578,474	606,971
Total operating expenses	696,880	1,314,735	1,928,722	1,710,514
Net loss	(696,880)	(1,314,735)	(1,928,722)	(1,710,514)
Net loss per share, basic and diluted(1)	$(0.06)	$(0.10)	$(0.14)	$(0.13)
Weighted average common shares outstanding - basic and diluted	12,250,000	12,299,495	13,310,000	13,317,672

	2015 Quarters Ended:
	March 31	June 30	September 30	December 31
Revenues	$—	$—	$—	$—
General and administrative expenses	130,337	293,158	274,371	589,407
Research and development expenses	16,000	67,450	264,532	141,345
Total operating expenses	146,337	360,608	538,903	730,752
Net loss	(146,337)	(360,608)	(538,903)	(730,752)
Net loss per share, basic and diluted(1)	$(0.01)	$(0.03)	$(0.05)	$(0.06)
Weighted average common shares outstanding - basic and diluted	10,856,371	10,856,371	11,138,505	12,250,000

(1)	Net loss per share, basic and diluted is computed independently for each quarter and year presented, and as such, the sum of the quarters may not equal the full year amounts.

Note 14 — Subsequent Events

Preferred Stock Units Private Placement Transaction

In January 2017, the Company's board of directors authorized the sale of up to 500,000 preferred stock units (the "Preferred Stock Units") in a private placement transaction, with each Preferred Stock Unit consisting of one share of Series A Convertible Preferred Stock ("Series A Convertible Preferred Share") and one Series A Warrant ("Series A Warrant"), as discussed below. Subsequently, in January 2017, the Company completed initial closings of a private placement of 251,334 Preferred Stock Units at a price of $6.00 per unit, resulting in gross proceeds of approximately $1.5 million and approximately $1.2 million of net proceeds, after deducting placement agent fees and offering costs. The Preferred Stock Units private placement transaction will remain open through June 30, 2017 for subsequent closings, if any, in which the remaining 248,666 authorized Preferred Stock Units may be issued.

Registration Rights Agreement

In connection with the Preferred Stock Units private placement, the Company has entered into a registration rights agreement (the "Registration Rights Agreement") with participating private placement investors, requiring the Company to file a registration statement with the Securities and Exchange Commission registering for resale the maximum number of common shares that could be issued upon conversion of the issued Series A Convertible Preferred Shares and the exercise of the Series A Warrants or, if converted as described below, the Series X Common Warrants. The Registration Rights Agreement requires the Company to file a registration statement registering the underlying common shares no later than sixty (60) days from the closing of the Preferred Stock Units private placement and to use commercially reasonable best efforts to have such registration statement declared effective no later than one hundred and fifty (150) days from the private placement closing. Delays in the filing of the registration statement or maintaining its effectiveness would result in the Company having to pay damages of 2% of each investor's subscription amount on the date of a Filing Failure, Effectiveness Failure, and Maintenance Failure, as well as every 30th day thereafter (pro-rated for periods totaling less than 30 days) until the failure is cured.

Series A Convertible Preferred Shares

The Series A Convertible Preferred Shares have a par value of $0.001 per share and a stated value of $6.00 per share and are convertible into common shares at the holders’ election initially at a stated conversion price of $6.00 per share. The holders of the Series A Convertible Preferred Shares may elect conversion at any time after the Company has obtained shareholder approval of the private placement transaction in accordance with Nasdaq Stock Market Rule 5635(d). The conversion price of the Series A Convertible Preferred shares will be reduced by a prescribed formula should any subsequent issuances of convertible securities by the Company be sold at a price lower than the conversion price of the Series A Convertible Preferred Shares immediately prior to such issuance. The Series A Convertible Preferred Shares have a liquidation preference, provide for dividends at an 8% annual rate which is compounded quarterly. The dividends may be settled, after April 1, 2017, at the option of the Company, through any combination of the issuance of additional Series A Convertible Preferred Shares, common shares and /or cash payment. The Series A Convertible Preferred Shares have no voting rights. In the case of a Deemed Liquidation Event, the Series A Convertible Preferred Shares can become redeemable at the election of at least two-thirds of holders of the then outstanding Series A Convertible Preferred Shares if the Company fails to effect a dissolution of the Company under the Delaware General Corporation Law within ninety (90) days after such Deemed Liquidation Event.

Note 14 — Subsequent Events (continued)

Series A Warrants

Each of the Series A Warrants may be exercised after the Company obtains shareholder approval of the private placement transaction, for one share of common stock at an initial exercise price of $8.00 per share. The exercise price of the Series A Warrants will be reduced by a prescribed formula in the event the Company issues common stock, options, or convertible securities at a price lower than the exercise price of Series A Warrants immediately prior to such securities issuance. The Series A Warrants may be exercised any time after the Company has obtained shareholder approval of the private placement in accordance with Nasdaq Stock Market Rule 5635(d) (“Initial Exercise Date”) and expire after the close of business on April 30, 2024. If at any time after the six (6) month anniversary of the date of the Closing, there is no effective registration statement registering, or no current prospectus available for, the resale of the shares underlying the Series A Warrants, then the Series A Warrants may also be exercised, in whole or in part, at such time by means of a “cashless exercise”.

During the time the Series A Warrants are outstanding, the holders will be entitled to participate in dividends or other distributions on a pro rata basis based upon the equivalent number of common shares that would have been outstanding had the warrants been fully exercised.

The Series A Warrants are not subject to redemption.

Series A Warrants Exchange Option

Each Series A Warrant constituting a component of each Unit can be exchanged through April 30, 2024 for four (4) Series X Warrants. Each Series X Warrant is exercisable for one share of Common Stock at an initial exercise price of $6.00 per share (the “Series X Exercise Price”). The Series X Warrants are exercisable at any time after the later of (i) the date the final stockholder approval has been obtained under Nasdaq Stock Market Rule 5635(d) and (ii) October 31, 2018, and until April 30, 2024. The Series X Exercise Price and number of shares of Common Stock issuable upon exercise of a Series X Warrant are subject to appropriate adjustment in the event of stock dividends, stock splits or similar events affecting the common stock. Holders may exercise Series X Warrants by paying the exercise price in cash or, at any time after the six-month anniversary of the Closing Date, if there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Series X Warrant Shares by the holder, then the Series X Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise”. At any time after April 30, 2019, the Company, may at its option, redeem all, but not less than all, of the outstanding Series X Warrants at a price of $0.01 per Series X Warrant if the volume weighted average price per share of the Common Stock has been at least $18.00 (as adjusted for stock splits, stock dividends, or similar events occurring after the Closing Date) for twenty Trading Days out of the thirty Trading Day period ending three Business Days prior to the notice of redemption in addition to certain other conditions.

On February 10, 2017, there were 251,334 Series A Warrants issued and outstanding which if fully exchanged for Series X Warrants would result in an aggregate issuance of 1,005,336 Series X Warrants.

Other Matters

Except as otherwise noted herein, the Company has evaluated subsequent events through the date of filing of this Annual Report on Form 10-K, and determined there to be no events requiring adjustments to the consolidated financial statements or disclosures therein.

