Form 10-K/A
period 2016-12-31
PAVmed Inc.
filed 2017-04-10
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter),the registrant did not have any common equity trading by itself and only had common equity trading with warrants in the form of units. Based on the last reported sales price of the units, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $15.1 million on June 30, 2016.

As of March 31, 2017 there were 13,331,211 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference:

None.

EXPLANATORY NOTE

PAVmed Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on February 16, 2017 (“Original Form 10-K”).

This Amendment is being filed to: (i) include the information required by Items 10 through 14 of Part III of Form 10-K; (ii) amend the cover page of the Original Form 10-K to (a) delete the reference in the Original Form 10-K to the incorporation by reference of the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and (b) update the number of outstanding shares of common stock; and (iii) amend Item 15 of the Original Form 10-K to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 that are required to be filed with this Amendment. Except as set forth in the immediately preceding sentence, this Amendment does not amend, modify or update any disclosures contained in the Original Form 10-K. Nothing contained in this Amendment updates any disclosure contained in the Original Form 10-K to reflect any events occurring after the filing of the Original Form 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers, key employees and directors as of April 10, 2017.

Name	Age	Position
Lishan Aklog, M.D.	51	Chairman and Chief Executive Officer
Michael J. Glennon	51	Vice Chairman and Director
Dennis M. McGrath	60	Executive Vice President and Chief Financial Officer
Brian J. deGuzman, M.D.	53	Chief Medical Officer
Ira Scott Greenspan	58	Senior Advisor and Director
James L. Cox, M.D.	74	Director
Joshua R. Lamstein	47	Director
Ronald M. Sparks	62	Director
David Weild IV	60	Director

Lishan Aklog, M.D., has been our Chairman and Chief Executive Officer since our inception. Dr.  Aklog has also served as Co-Managing Partner of HCFP, a financial advisory and investment firm, since May 2014, and as a co-founding Partner of both Pavilion Holdings Group (“PHG”), a medical device holding company, since its inception in 2007 and Pavilion Medical Innovations (“PMI”), a venture-backed medical device incubator, since its inception in 2009. Dr. Aklog has been a Senior Advisor and/or Director of PMI portfolio companies Saphena Medical Inc. since February 2013, Kaleidoscope Medical LLC since February 2013 and Cruzar Medsystems Inc. since July 2013. Dr. Aklog previously served as Chairman and Chief Technology Officer of Vortex Medical Inc., a PHG portfolio company, from its inception in 2008 until its acquisition in October 2012 by AngioDynamics Inc. (Nasdaq: ANGO) for $55 million. Dr. Aklog has been a consultant to AngioDynamics since 2012, Biomet Inc. since 2009 and Atricure Inc. (Nasdaq: ATRC) since 2007. He previously served as a consultant to Edward Lifesciences Corp. (NYSE: EW), from 2007 to 2012 and On-X Life Technologies Inc. from 2009 to 2012. Dr. Aklog also previously served on the Scientific Advisory Boards of numerous leading medical device companies, including Medtronic, St. Jude Medical, Guidant Cardiac Surgery (now, Maquet Cardiovascular) and Cardiovations (then, a division of Johnson & Johnson). Dr. Aklog is an inventor on 11 issued patents and over 30 patent applications, including the core patents of Vortex Medical’s AngioVac system. Prior to entering the medical device industry full-time in 2012, Dr. Aklog was, from 2006 to 2012, Associate Professor of Surgery, Chief of Cardiovascular Surgery and Chair of The Cardiovascular Center at St. Joseph’s Hospital and Medical Center’s Heart and Lung Institute in Phoenix, Arizona. From 2002 to 2006, Dr. Aklog was Assistant Professor of Cardiothoracic Surgery, Associate Chief of Cardiac Surgery and Director of Minimally Invasive Cardiac Surgery at Mount Sinai Medical Center in New York. From 1999 to 2002, Dr. Aklog was Assistant Professor of Surgery at Harvard Medical School, Director of the Cardiac Surgery Research Laboratory and an attending cardiac surgeon at Brigham and Women’s Hospital in Boston. Dr. Aklog received his clinical training in general and cardiothoracic surgery at Brigham and Women’s Hospital and Boston Children’s Hospital, during which he spent two years as the Medtronic Research Fellow at Harvard Medical School’s Cardiac Surgery Research Laboratory. He was then awarded the American Association of Thoracic Surgery Traveling Fellowship pursuant to which he received advanced training in heart valve surgery under renowned cardiac surgeons Sir Magdi Yacoub at Harefield Hospital in London and Professor Alain Carpentier at L’Hopital Broussais in Paris. Dr. Aklog is a co-author on 38 peer-reviewed articles and 10 book chapters. He has served on the Editorial Board of the Journal of Cardiothoracic Surgery since 2006. He is a member of numerous professional societies and has been elected to the American Association of Thoracic Surgery. He served on the Board of Directors of the International Society for Minimally Invasive Cardiothoracic Surgery from 2006 to 2009 and as President of the 21st Century Cardiothoracic Surgery Society in 2011. Dr. Aklog was recognized as one of America’s Top Doctors in the Castle Connolly Guide from 2002 to 2013. Dr. Aklog received his A.B., magna cum laude, in Physics from Harvard University, where he was elected to Phi Beta Kappa. Dr. Aklog received his M.D., cum laude, from Harvard Medical School.

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

Dennis M. McGrath has served as our Executive Vice President and Chief Financial Officer since March 2017. Mr. McGrath also has served as President and Chief Financial Officer and as a director of PhotoMedex, Inc., a Nasdaq listed company (“PhotoMedex”), since December 2011. While Mr. McGrath will continue at PhotoMedex for a limited period of time following the sale of substantially all of PhotoMedex’s assets in January 2017, Mr. McGrath will devote his best efforts and full time to our business. He reassumed the role of Chief Financial Officer of PhotoMedex following its reverse merger with Radiancy, Inc. in December 2011, having served as President and Chief Executive Officer and as a director of PhotoMedex from July 2009 to December 2011. He previously served as Chief Financial Officer and Vice President of Finance and Administration of PhotoMedex from January 2000 to June 2009. Prior to PhotoMedex, from February 1999 to January 2000, he served as Chief Operating Officer of Internet Practice, the largest division of AnswerThink Consulting Group, Inc., a Nasdaq listed company specializing in business consulting and technology integration. Concurrently, from August 1999 until January 2000, he was Chief Financial Officer of Think New Ideas, Inc., a Nasdaq listed company specializing in interactive marketing services and business solutions. Mr. McGrath also served as Chief Financial Officer and Executive Vice President of TriSpan, Inc., an internet commerce solutions and technology consulting company, which was acquired by AnswerThink Consulting Group, Inc., from September 1996 to February 1999. Mr. McGrath is a Certified Public Accountant who began his career at Arthur Andersen and holds a B.S. in accounting from LaSalle University. He serves as a director on several boards including DarioHealth Corp. (a Nasdaq listed company), Noninvasive Medical Technologies, Inc. and Cagent Vascular, LLC.

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

Classification of Board

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

Family Relationships

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

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board of Directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. Though the Nominating Committee does not have specific guidelines on diversity, it is one of many criteria considered by the Nominating Committee when evaluating candidates. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have be no materials changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective January 29, 2016, we established a compensation committee of the Board of Directors, which consists of Dr. Cox and Messrs. Lamstein and Weild, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers (including through our management services agreements described below);

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics

In April 2015, we adopted a code of ethics that applies to all of our respective executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. This code of ethics is posted on our corporate website at www.pavmed.com. In addition, we intend to post on our website disclosures that are required by law concerning any amendments to, or waivers from, any provision of our code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and certain officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership of our common stock and other equity securities on Form 3 and reports of changes in such ownership on a Form 4 or Form 5. These Section 16 reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2016, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis, except that Lishan Aklog filed four late Forms 4: a Form 4 filed on September 1, 2016 included two transactions that were not timely reported (purchase of 400 shares of common stock on August 26, 2016 and 200 warrants on August 25, 2016); a Form 4 filed on September 16, 2016 included four transactions that were not timely reported (purchases of 500 shares of common stock and 300 warrants on September 1, 2016 and 800 shares of common stock and 800 warrants on September 13, 2016); a Form 4 filed on September 19, 2016 included one transaction that was not timely reported (a purchase of 100 warrants on August 23, 2016); and a Form 4 filed on December 2, 2016 included two transactions that were not timely reported (purchases of 1,000 shares of common stock on November 23, 2016 and 1,777 shares of common stock on November 29, 2016).

Board Meetings

Members of our Board discussed various business matters informally on numerous occasions throughout 2016 and held five meetings. Each director attended at least 88% of the total number of meetings of the Board and committee meetings of which such director was a member during 2016.

Item 11. Executive Compensation

This section describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers. Our named executive officers for 2016 were Lishan Aklog, M.D. who serves as our Chairman and Chief Executive Officer, Michael J. Glennon who serves as our Vice Chairman, Richard F. Fitzgerald who serves as our Chief Financial Officer, and Brian J. deGuzman, M.D. who serves as our Chief Medical Officer. This section also provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and is intended to place in perspective the data presented in the tables and narrative that follow.

Summary Compensation Table

The following table sets forth the information regarding compensation awarded to, earned by or paid to our named executive officers during 2016, and 2015.

Name and principal position	Year	Salary		Equity awards(1)		Bonus		All other compensation		Total
Lishan Aklog, M.D.	2016	$295,000	(4)	$367,779	(6)	$124,583	(2)(8)	$240,000	(3)	$1,027,362
Chairman & Chief Executive Officer	2015	$49,167		$—		$—		$2,924	(9)	$52,091
Richard F. Fitzgerald	2016	$275,000	(5)	$164,938	(6)	$—	(8)	$22,000	(7)	$461,938
Former Chief Financial Officer	2015	$51,562	(5)	$—		$—		$7,860	(10)	$59,422
Michael J. Glennon	2016	$—		$367,779	(6)	$—		$—	(12)	$367,779
Vice Chairman	2015	$—		$—		$—		$—		$—
Brian J. deGuzman	2016	$192,500	(11)	$367,779	(6)	$—	(8)	$—		$560,279
Chief Medical Officer	2015	$—		$—		$—		$—		$—

(1)	The amounts reported in the “Equity awards” column reflect the aggregate fair value of share-based compensation awarded during the year computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 718. During 2015, we did not issue any options to our executive officers. However, during 2016, we issued options to our executive officers upon consummation of our initial public offering, on April 28, 2016. The assumptions made in valuing the option awards reported in this column are discussed in the Company's audited financial statements (Note 2, Summary of Significant Accounting Policies Stock Based Compensation, and Note 11, Stock Based Compensation) included in the Company's 2016 Annual Report on Form 10K for the year ended December 31, 2016, as filed with the SEC.

(2)	Pursuant to Dr. Aklog’s Employment Agreement, Dr. Aklog was to be paid a guaranteed bonus equal to 50% of his base compensation beginning on January 1, 2016. The Company and Dr. Aklog agreed the $124,583 bonus due on January 1, 2016 for services rendered in 2015 would only be payable only upon consummation of our initial public offering. Our initial public offering closed on April 28, 2016 and the $124,583 bonus was paid on May 10, 2016. Effective December 31, 2016, Dr. Aklog permanently waived his right to receive $147,500 in bonus compensation under his Employment Agreement for services rendered in 2016.

(3)	Pursuant to Dr. Aklog’s Employment Agreement, Dr. Aklog was to be paid an annualized base salary of $240,000 but the salary was only payable upon the completion of our initial public offering. Compensation payable to Dr. Aklog upon consummation of our initial public offering was $240,000 with $200,000 applicable to 2015 and $40,000 applicable to 2014. This contingent compensation was paid on May 10, 2016 following the completion of the Company’s IPO on April 28, 2016.

(4)	Pursuant to Dr. Aklog’s Employment Agreement, as amended, Dr. Aklog’s annualized base salary was increased from $240,000 to $295,000, effective as of November 1, 2015, and we commenced paying such salary as of that date.

(5)	Mr. Fitzgerald joined the Company on October 26, 2015. Pursuant to his Employment Agreement, Mr. Fitzgerald’s annualized base salary for 2016 and 2015 was $275,000.

(6)	We issued Dr. Aklog an option to purchase 278,726 shares of common stock upon consummation of our initial public offering on April 28, 2016. We also issued to each of Mr. Glennon, Dr. deGuzman and Mr. Fitzgerald options to purchase 278,726 shares, 278,726 shares and 125,000 shares of common stock on April 28, 2016. These options were issued with an exercise price of $5.00 per share. The amounts represent the full grant date fair value of the option grant, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC Topic 718). These amounts do not necessarily correspond to the actual value that may be realized by the named executive officer. The assumptions made in valuing the option awards reported in this column are discussed in the Company's audited financial statements (Note 2, Summary of Significant Accounting Policies Stock Based Compensation, and Note 11, Stock Based Compensation) included in the Company's 2016 Annual Report on Form 10K for the year ended December 31, 2016, as filed with the SEC. No options were granted or outstanding during 2015.

(7)	We were obligated under the employment agreement with Mr. Fitzgerald to provide a temporary living allowance of $2,200 per month through October 31, 2016.

(8)	Our executive officers are eligible for incentive compensation under employment agreements. Specifically, Dr. Aklog has a guaranteed bonus of 50% of his base salary beginning on January 1, 2016, Mr. Fitzgerald is eligible to receive a bonus incentive of up to 35% of his base salary beginning on January 1, 2017 and Dr. deGuzman is eligible to receive a bonus incentive of up to 40% of his base salary beginning on July 1, 2016. No incentive compensation was earned or awarded during 2016 and 2015 by Dr. deGuzman or Mr. Fitzgerald and Dr. Aklog permanently waived his rights to receive $147,500 of guaranteed bonus compensation under his employment agreement for the year ended December 31, 2016.

(9)	We funded $2,924 of health insurance premiums for Dr. Aklog.

(10)	Mr. Fitzgerald received a temporary living allowance of $2,200 per month during November and December 2015 and we also funded $3,460 of health insurance premiums for him.

(11)	Pursuant to Dr. deGuzman’s Employment Agreement, his annualized base salary is $285,000, effective as of July 1, 2016, and we commenced paying such salary as of that date. Under his Employment Agreement, Dr. deGuzman was also entitled to an initial bonus of $50,000, for services prior to the effective date of his Employment Agreement.

(12)	On October 12, 2016, the Company and Mr. Glennon entered into a Consulting Agreement entitling Mr. Glennon to receive an initial payment of $37,500 and monthly consulting fees of $12,500. No payments were made under the Consulting Agreement during 2016 and effective December 31, 2016, Mr. Glennon permanently waived his right to receive $75,000 of compensation due under the agreement for services rendered in 2016.

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

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding the outstanding stock options held by our named executive officers at December 31, 2016.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Lishan Aklog, M.D.	61,939	216,787	$5.00	April 27, 2026
Michael Glennon	61,939	216,787	$5.00	April 27, 2026
Brian deGuzman, M.D.	61,939	216,787	$5.00	April 27, 2026
Richard F. Fitzgerald	27,778	97,222	$5.00	April 27, 2026

401(k) Retirement Plan

We maintain a 401(k) retirement plan that is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all of our employees are eligible to participate, beginning on the first day of the month following commencement of their employment. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $18,000 in 2016, and have the amount of the reduction contributed to the 401(k) plan. Participants who are at least 50 years old also can make “catchup” contributions, which in 2016 may be up to an additional $6,000 above the statutory limit. The Company has the option to make discretionary matching contributions. During the year ended December 31, 2016, the Company did not elect to make any discretionary matching contributions to the plan.

Employment and Executive Consulting Agreements

Lishan Aklog

Effective November 1, 2014, we entered into an employment agreement with Dr Aklog pursuant to which he serves as our Chief Executive Officer ("CEO") (the “CEO Employment Agreement”), for a five-year term with an initial base salary of $240,000 per year, from November 1, 2014 to October 31, 2015. The base salary of $240,000 from November 1, 2014 to October 31, 2015, along with a $124,583 bonus payment, was payable to Dr. Aklog only upon and subject to the consummation of the Company's initial public offering. In May 2016, as a result of the closing of our initial public offering on April 28, 2016, the $364,583 of salary and bonus was paid to Dr. Aklog. Effective November 1, 2015, the base salary was increased to $295,000 per year. The CEO Employment Agreement provides for a guaranteed bonus equal to 50% of base salary, beginning on January 1 of each year effective January 1, 2016. Additionally, the CEO will also be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors. Effective as of December 31, 2016, Dr. Aklog agreed to waive his right to the guaranteed bonus for the year ended December 31, 2016.

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

Dr. Aklog’s employment agreement contains provisions for the protection of our intellectual property and contains non-compete restrictions in the event of his termination other than by us without “cause” or by Dr. Aklog with “good reason” (generally imposing restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers for a period of six months following termination). Pursuant to the agreement, Dr. Aklog may serve as a consultant to, or on boards of directors of, or in any other capacity to other companies provided they will not interfere with the performance of his duties to us.

Dennis M. McGrath

On March 20, 2017, we entered into an employment agreement with Mr. McGrath, which provides for him to serve as our Executive Vice President and Chief Financial Officer. The employment agreement is for a two-year term. Mr. McGrath will receive a base salary of $285,000 per year and will be eligible to earn annual performance bonuses with a target of 50% of his then current base salary, based upon his performance and our performance over the preceding year, as determined by our compensation committee. We also will reimburse him for up to $2,250 per month to cover temporary housing and travel expenses for up to 12 months. In addition, we granted Mr. McGrath an option to purchase up to 250,000 shares of common stock, at an exercise price of $5.95 per share. The option vests in 12 equal quarterly installments on the last day of each fiscal quarter, commencing on June 30, 2017.

If his employment is terminated by us without “cause” or by him with “good reason” (as such terms are defined in the employment agreement), Mr. McGrath is entitled to receive his base salary through the date of termination and for a period of six months thereafter (or until the end of the term, if earlier), a pro rata portion of any annual bonus to which he would have been entitled, all valid expense reimbursements, health insurance coverage for six months if he elects continued coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, and all accrued but unused vacation pay. If his employment is terminated due to his death or disability, he will be entitled to the same amounts, except he will only be entitled to his base salary through the date of termination and he will not be entitled to continued health insurance coverage. If his employment is terminated by us with “cause” or by him without “good reason,” Mr. McGrath will be entitled only to his base salary through the date of termination, valid expense reimbursements and certain accrued but unused vacation pay.

Mr. McGrath’s employment agreement contains provisions protecting our intellectual property and contains provisions restricting his ability to compete with us during his employment and for a period of two years thereafter. The non-compete provisions generally impose restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers for a period of six months following termination, except the restrictions in clause (i) will not apply if he is terminated without “cause” or resigns for “good reason.”

Richard F. Fitzgerald

Effective as of October 8, 2015, we entered into an employment agreement with Richard F. Fitzgerald, our former Chief Financial Officer. The employment agreement was for a two-year term. Pursuant to the agreement, Mr. Fitzgerald received a base salary of $275,000 per year and was eligible to earn annual performance bonuses meeting certain objectives as determined by the Board of Directors. Under the terms of his employment agreement, Mr. Fitzgerald was granted an option to purchase 125,000 shares of our common stock with an exercise price equal to $5.00 per share on April 28, 2016, upon closing of our IPO. We also agreed to reimburse him for up to $2,200 per month to cover temporary housing and travel expenses for up to 12 months and to reimburse him for certain additional relocation expenses to be mutually agreed upon between us and him. Our obligation to provide Mr. Fitzgerald payments for temporary housing and travel allowance under the terms of his employment agreement ceased on October 31, 2016.

On March 20, 2017, Mr. Fitzgerald resigned as our Chief Financial Officer and we entered into a separation agreement with him. Pursuant to the separation agreement, Mr. Fitzgerald will execute a general release and waiver in our favor. In consideration of and contingent upon the release, (i) we will enter into a consulting agreement with Mr. Fitzgerald, providing for his engagement as an advisor for a term of three months at a fee of $10,000 per month, (ii) we will enter into an amendment to the stock option agreement for the above-referenced option, providing the stock option will continue to vest for three months from such resignation and will be exercisable as to the vested portion for three years from such resignation, and (iii) we will provide continued health insurance coverage for Mr. Fitzgerald, at our expense, until June 30, 2017. The separation agreement includes provisions protecting our confidential information and restricting Mr. Fitzgerald’s ability, for a period of two years after his resignation, to hire any of our employees or solicit or interfere with our customers or other parties with whom we have a contractual relationship.

Brian deGuzman

Effective July 1, 2016, the Company entered into a five-year employment agreement with Dr. Brian deGuzman, pursuant to which he serves as our Chief Medical Officer. The employment agreement provides for Dr. deGuzman to receive a base salary of $285,000 per year, plus an initial payment of $50,000. Dr. deGuzman will be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the board of directors.

Upon termination of employment, unless terminated by us without “cause” or by Dr. deGuzman with “good reason” (as such terms are defined in the employment agreement), Dr. deGuzman will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by us without “cause” or by Dr. Aklog with “good reason,” he is entitled to be paid his base salary through the end of the term at the rate of 100%, valid expense reimbursements and accrued but unused vacation pay.

Dr. deGuzman’s employment agreement contains provisions for the protection of our intellectual property and contains non-compete restrictions in the event of his termination other than by us without “cause” or by Dr. deGuzman with “good reason” (generally imposing restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers for a period of six months following termination). Pursuant to the agreement, Dr. deGuzman may serve as a consultant to, or on boards of directors of, or in any other capacity to other companies provided that they will not interfere with the performance of his duties to us.

Potential payments upon termination

As indicated above, each of Dr. Aklog, Dr. deGuzman and Mr. McGrath is entitled to severance payments if his employment is terminated under specified circumstances. If we terminate either of their employment without cause, or if such executive officer terminates his employment with us for good reason, each as defined in his employment agreement, such executive officer is entitled to severance compensation as follows: Dr. Aklog will receive 150% of his base salary at the time of termination from the initial date of his termination through the full term of his agreement (December 31, 2019); Dr. deGuzman will receive 100% of his base salary at the time of termination from the initial date of his termination through the full term of his agreement (June 30, 2021) and Mr. McGrath will receive 100% of his base salary at the time of termination from the initial date of his termination through six months thereafter.

To the extent any severance or other compensation payment to any of our executive officers pursuant to an employment agreement or any other agreement constitutes an “excess parachute payment” within the meaning of Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), then such executive officer will receive the full amount of such severance and other payments, or a reduced amount intended to avoid the application of Sections 280G and 4999, whichever provides the executive with the highest amount on an after-tax basis.

Michael Glennon Consulting Agreement

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

Management Services and Consulting Agreements

We entered into a management services agreement with HCP/Advisors LLC, an affiliate of Ira Greenspan, one of our directors, effective as of October 27, 2015. Pursuant to the agreement with HCP/Advisors LLC, such entity has agreed to provide us with certain management services, including without limitation services to support our executive officers in identifying potential corporate opportunities, general business development, corporate development, corporate governance, marketing strategy, including preparing and/or reviewing company presentations, strategic development and planning, coordination with service providers and other advisory services as may be mutually agreed upon. We have agreed to pay HCP/Advisors LLC an initial monthly fee of $35,000 commencing as of November 1, 2015 and thereafter a monthly fee of $25,000. The agreement is for a term of three years; provided that either party may terminate the agreement prior to the expiration of the term if the other party materially breaches the terms of the agreement and such breach has not been cured within 30 days of notice of the same. Additionally, we have the right to terminate the agreement if HCP/Advisors LLC commits any fraud or dishonest action in its relations with us or any of our subsidiaries or affiliates. We also have the right to terminate the agreement for any reason prior to the expiration of the term upon not less than 90 days advance written notice. If HCP/Advisors LLC terminates the agreement because of our material breach which is not thereafter cured or we terminate the agreement for any reason other than HCP’s material breach, we will be required to pay HCP/Advisors LLC all amounts due under the agreement for the remainder of the term within 30 days of termination. In all other cases, we will just be obligated to pay HCP/Advisors LLC the amounts owed through the date of termination.

See Item 13 within this Form 10-K/A filing for additional consulting agreement disclosures.

Director Compensation

Directors who are also executive officers receive no additional compensation for serving as Directors. Each of our non-executive Directors receives annual director fees of $40,000 and each non-employee director receives the following additional annual retainer fees for Board committee service:

	Chair	Other Member
Audit Committee	$20,000	$10,000
Compensation Committee	$15,000	$7,500
Nominating Committee	$10,000	$5,000

Additionally, upon their election or re-election, as the case may be, we will grant our non-executive Directors an option having a fair market value of $100,000. The initial option grant to each non-executive director pursuant to this provision was made upon the closing of our initial public offering on April 28, 2016 and represents the right to purchase an aggregate of 97,554 shares exercisable at $5.00 per share. The options vest 3/36 on the third month after the grant date and 1/36 on each successive month thereafter for the following 33 months. We also reimburse Directors for costs incurred in attending board and committee meetings.

The following table sets forth compensation earned by each non-employee director who are not named executive officers and served during the year ended December 31, 2016.

Name	Fees Earned(1)	Option Awards(2)	All Other Compensation		Totals
Ira Scott Greenspan	$26,667	128,723	$415,000	(3)	$570,390
Joshua R. Lamstein	46,667	128,723	—		175,390
Ronald M. Sparks	40,000	128,723	—		168,723
James L. Cox, M.D.	35,000	128,723	—		163,723
David Weild IV	45,000	128,723	—		173,723

(1)	Represents annual director fees payable following the Company’s April 28, 2016 IPO. Fees earned during the quarter ended June 30, 2016 were prorated from April 28, 2016 through June 30, 2016 and fees earned by each non-executive director during the period July 1, 2016 through December 31, 2016 represent one half of the respective annual board and committee retainers for each director.

(2)	Represents the full grant date fair value of the option grant, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC Topic 718). These amounts do not necessarily correspond to the actual value that may be realized by the board member. The assumptions made in valuing the option awards reported in this column are discussed in the Company's audited financial statements (Note 2, Summary of Significant Accounting Policies Stock Based Compensation, and Note 11, Stock Based Compensation) included in the Company's 2016 Annual Report on Form 10K for the year ended December 31, 2016, as filed with the SEC.

(3)	We have a three-year management services agreement with HCP/Advisors LLC, which is an affiliate of Mr. Greenspan. The management services agreement was effective as of November 1, 2015 and provides for an initial monthly fee of $35,000 and thereafter a monthly fee of $25,000. This amount represents twelve months of fees ($300,000) paid under the management services agreement during 2016. Additionally, we incurred $100,000 in fees and expenses to HCFP/Strategy Advisors LLC for consulting services and $15,000 to Swartwood Hesse, Inc. for consulting services in 2016. Both HCFP/Strategy Advisors LLC and Swartwood Hesse, Inc. are affiliates of Mr. Greenspan.

The following table presents information regarding the outstanding stock options held by our non-executive directors at December 31, 2016.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Ira Scott Greenspan	21,679	75,875	$5.00	April 27, 2026
Joshua R. Lamstein	21,679	75,875	$5.00	April 27, 2026
Ronald M. Sparks	21,679	75,875	$5.00	April 27, 2026
James L. Cox, M.D.	21,679	75,875	$5.00	April 27, 2026
David Weild IV	21,679	75,875	$5.00	April 27, 2026

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 31, 2017, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Lishan Aklog, M.D.	17,106,839	(2)(3)	78.0%
Ira Scott Greenspan	12,311,666	(3)(4)	62.7%
Joshua R. Lamstein	202,764	(5)	1.5%
Richard Fitzgerald	45,738	(6)	*
Michael J. Glennon	100,650	(7)	*
Brian J. deGuzman, M.D.	100,650	(7)	*
Ronald M. Sparks	35,228	(8)	*
James L. Cox, M.D.	35,228	(8)	*
David Weild IV	35,228	(8)	*
HCFP/Capital Partners III LLC	11,427,758	(9)	60.0%
Pavilion Venture Partners LLC	4,741,064	(10)	30.5%
All directors and executive officers as a group (nine individuals)	17,782,193		79.1%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is One Grand Central Place, Suite 4600, New York, New York 10165.

(2)	Includes 2,520,532 shares and 2,220,532 warrants held by Pavilion Venture Partners, of which Dr. Aklog is a member and sole manager. Accordingly, he is deemed to have voting and dispositive power over the shares held by this entity. Dr. Aklog disclaims beneficial ownership of shares held by this entity, except to the extent of his proportionate pecuniary interest therein. Additionally, includes 28,377 shares and 44,950 warrants held directly by Dr. Aklog, 232,020 shares and 532,020 warrants held by entities for which Dr. Aklog and Mr. Greenspan share joint voting and dispositive power over the shares held by these entities and 100,650 shares of common stock issuable upon the exercise of stock options granted to Dr. Aklog that may be exercised within 60 days of March 31, 2017.

(3)	Includes 5,713,879 shares and 5,713,879 warrants held by HCFP/Capital Partners III, of which Dr. Aklog and Mr. Greenspan are members and co-managers, and share joint voting and dispositive power over the shares held by this entity. Dr. Aklog and Mr. Greenspan disclaim beneficial ownership of shares held by this entity, except to the extent of their proportionate pecuniary interest therein.

(4)	Includes 20,904 shares and 6,968 warrants held by Mr. Greenspan’s son, 28,465 shares and 28,303 warrants held directly by Mr. Greenspan and 35,228 shares of common stock issuable upon the exercise of stock options granted to Mr. Greenspan that may be exercised within 60 days of March 31, 2017. Additionally, includes 232,020 shares and 532,020 warrants held by entities for which Dr. Aklog and Mr. Greenspan share joint voting and dispositive power over the shares held by these entities.

(5)	Does not include shares held by HCFP/Capital Partners III, of which Mr. Lamstein is a member. Includes 200 shares and 100 warrants held by Mr. Lamstein’s children, 83,618 shares and 83,618 warrants held directly by Mr. Lamstein and 35,228 shares of common stock issuable upon the exercise of stock options granted to Mr. Lamstein that may be exercised within 60 days of March 31, 2017.

(6)	Includes 200 shares and 200 warrants owned directly by Mr. Fitzgerald, 100 shares and 100 warrants held by Mr. Fitzgerald’s son, and 45,138 shares of common stock issuable upon the exercise of stock options granted to Mr. Fitzgerald that may be exercised within 60 days of March 31, 2017.

(7)	Does not include shares held by Pavilion Venture Partners or HCFP/Capital Partners III, of which Mr. Glennon and Dr. deGuzman or their affiliates are members. Includes 100,650 shares of common stock issuable upon the exercise of stock options granted to each Dr. deGuzman and Mr. Glennon that may be exercised within 60 days of March 31, 2017.

(8)	Includes 35,228 shares of common stock issuable upon the exercise of stock options granted to each of Mr. Sparks, Dr. Cox, and Mr. Weild that may be exercised within 60 days of March 31, 2017.

(9)	Includes 5,713,8792 shares and 5,713,8792 warrants.

(10)	Includes 2,220,532 shares and 2,220,532 warrants.

Equity Compensation Plans

As of December 31, 2016, we had the following compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,382,459	$5.16	568,622	(1)
Equity compensation plans not approved by security holders(2)	250,854	$5.00	—
Total	1,633,313	$5.14	568,622

(1)	Represents shares of common stock available for issuance under our 2014 Long-Term Incentive Equity Plan.

(2)	Represents 83,618 options each issued to Drs. Aklog and deGuzman and Mr. Glennon on April 28, 2016 which were in excess of the annual grant limit of 195,108 shares within our 2014 Long-Term Incentive Equity Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2014 to which we have been a party, and in which any of our directors, executive officers and holders of more than 5% of our voting securities and affiliates of our directors, executive officers and holders of more than 5% of our voting securities, had or will have a direct or indirect material interest. We believe all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Compensation arrangements for our directors and named executive officers are described elsewhere in this Form 10-K/A.

The information in this section reflects and takes into account the forward stock split of 2.7872582-for-1 by way of a stock dividend of 1.7872582 shares for each outstanding share effectuated in September 2015.

In June 2014 in connection with our organization, we issued (i) 5,658,134 shares of common stock for proceeds of $2,030, and warrants to purchase an additional 6,097,127 shares of common stock, at an exercise price of  $0.90 per share for proceeds of $218.75, for an aggregate purchase price and total consideration of $2,248.75, to HCFP/Capital Partners III LLC, an affiliate of Drs. Aklog and deGuzman and Messrs. Glennon, Greenspan and Lamstein, and (ii) 2,424,915 shares of common stock for proceeds of $870.00, and warrants to purchase an additional 2,613,054 shares of common stock, at an exercise price of $0.90 per share, for proceeds of $93.75, for an aggregate purchase price and total consideration of  $963.75, to Pavilion Venture Partners LLC, an affiliate of Drs. Aklog and deGuzman and Mr. Glennon.

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

In October 2014, HCFP/Capital Partners III and Pavilion Venture Partners contributed an aggregate of 438,993 and 188,140 warrants, respectively, to the capital of PAVmed for no consideration.

In November 2014, we issued 2,355,233 units, each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of  $0.90, for $845,000 in cash, or a purchase price of  $0.36 per unit, of which 139,363 units were sold to Matthew J. Glennon, who is the brother of Michael Glennon, one of our directors.

In September 2015, warrants to purchase 1,393,629 shares were exercised by the holders generating an aggregate of  $1.25 million of proceeds to us, including warrants to purchase 6,968 shares exercised by Robert M. Greenspan. Thereafter, we effectuated the forward stock split by way of a stock dividend as described above resulting in there being 12,250,000 common shares outstanding.

Pursuant to their terms, each outstanding warrant not exercised prior to the closing of our initial public offering was automatically converted into a warrant with the same terms as the warrants offered in the initial public offering.

In September 2014, we entered into an option agreement with Pavillion Holdings Group LLC, an affiliate of Pavilion Venture Partners LLC which is an affiliate of Dr. Aklog, pursuant to which we had the option to acquire all right, title and interest in and to a certain patent related to a medical infusion device for an aggregate of  $10,000 at any time until September 2015. We exercised this option in September 2015 and we now own this patent along with associated patent applications.

On November 17, 2015, we entered into a management services agreement with HCP/Advisors, LLC, effective as of October 27, 2015, as more fully described in Item 11.

Effective September 2016, the Company entered into a consulting agreement with HCFP /Strategy Advisors LLC, an affiliate of certain directors and officers of the Company (the "HCFP Strategic Advisory Agreement"). Under the HCFP Strategic Advisory Agreement, HCFP /Strategy Advisors has been engaged for an initial term of five months to provide various strategic advisory services, including: to provide strategic business planning, to identify and assist with potential sources of financing arrangements, to promote the Company to various potential investors, and to provide strategic advisory services as reasonably requested by the Company. The HCFP Strategic Advisory Agreement provided for an initial total fee of $110,000, with $30,000 paid upon execution of the agreement and four payments of $20,000 per month from October 2016 to January 2017. Subsequently, on February 17, 2017 the Company and HCFP /Strategy Advisors LLC executed an extension of the HCFP Strategic Advisory Agreement, effective as of February 15, 2017, extending the services through May 14, 2017 and obligating the Company to fund three payments of $20,000 per month from February 2017 to April 2017. The Company incurred expense of $100,000 in the year ended December 31, 2016 under the HCFP Strategic Advisory Agreement, which is included in "General and administrative expenses" in the accompanying consolidated statements of operations.

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

In January 2017, the Company entered into an agreement with Xzerta Trading LLC d/b/a HCFP /Capital Markets ("HCFP /Capital Markets"), an affiliate of certain directors and officers of the Company, wherein HCFP /Capital Markets was engaged to be the Company's exclusive placement agent in an offering of securities ("the HCFP /Capital Markets Placement Agent Agreement"), including the Preferred Stock Units private placement transaction. (See Note 14, Subsequent Events for a discussion of the Preferred Stock Units private placement transaction.) Under the HCFP /Capital Markets Placement Agent Agreement, HCFP /Capital Markets is to be paid a fee of 7.0% of the gross proceeds realized in the securities offering, plus reimbursement of certain out-of-pocket costs. The term of the HCFP /Capital Markets Placement Agent Agreement is from the January 2017 execution date to the later of June 30, 2017, or the completion or termination of any other potential transactions in conjunction with the Preferred Stock Units private placement transaction. We paid HCFP/Capital Markets commissions of $177,576 in 2017 under this arrangement.

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

Director Independence

We adhere to the rules of the NASDAQ Stock Market. Rule 5605 of the NASDAQ Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the NASDAQ Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

Our board of directors has determined that each of Dr. Cox and Messrs. Lamstein, Sparks, and Weild is an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. Our board of directors also determined Messrs. Weild, Lamstein, and Sparks who comprise our audit committee; Dr. Cox and Messrs. Lamstein and Weild, who comprise our compensation committee; and Dr. Cox and Messrs. Lamstein and Sparks who comprise our nominating committee; satisfy the independence standards for such committees established by the Securities and Exchange Commission and the NASDAQ Listing Rules, as applicable. In making such determinations, our board of directors considered the relationships each such non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of Citrin Cooperman & Company, LLP, our independent registered public accounting firm, billed to us for each of the last two years.

	Year ended December 31,
	2016	2015
Audit Fees (1)	$122,568	$85,500
Audit-Related Fees (2)	29,760	20,750
Tax Fees(3)	12,145	—
All Other Fees	—	—
Total Fees	$164,473	$106,250

(1)	Audit fees consist of fees billed for professional services by Citrin Cooperman & Company, LLP for audit and quarterly review of our consolidated financial statements during the years ended December 31, 2016 and 2015 and in connection with review of the registration statement on Form S-1 for our initial public offering, and related services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees represent the aggregate fees billed for assurance and related professional services rendered by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" including the issuance of consents in connection with registration statement filings with the SEC and comfort letters in connection with securities offerings.

(3)	Tax fees represent the aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning services.

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

PART IV

Item 15.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation (1)

3.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (2)

3.4	Bylaws (1)

4.1	Specimen Common Stock Certificate (1)

4.2	Specimen Warrant Certificate (1)

4.3	Form of Series A Warrant (2)

4.4	Form of Series X Warrant (2)

4.5	Warrant Agreement, dated April 28, 2016, between Continental Stock Transfer & Trust Company and the Registrant (3)

4.6	2014 Long-Term Equity Incentive Plan (1)

4.7	Form of Unit Purchase Option (1)

10.1	Patent Option Agreement (1)

10.2.1	Employment Agreement between PAVmed and Dr. Aklog (1)

10.2.2	Amendment to Employment Agreement between PAVmed and Dr. Aklog (1)

10.2.3	Second Amendment to Employment Agreement between PAVmed and Dr. Aklog (1)

10.2.4	Third Amendment to Employment Agreement between PAVmed and Dr. Aklog (7)

10.3.1	Form of Subscription Agreement (July 2014) (1)

10.3.2	Form of Subscription Agreement (November 2014) (1)

10.4.1	Form of Letter Agreement with HCFP Capital Partners III LLC (1)

10.4.2	Form of Letter Agreement with Pavilion Venture Partners LLC (1)

10.5.1	Letter agreement regarding corporate opportunities executed by Dr. Lishan Aklog (1)

10.5.2	Letter agreement regarding corporate opportunities executed by Michael Glennon (1)

10.5.3	Letter agreement regarding corporate opportunities executed by Dr. Brian deGuzman (1)

10.6	Management services agreement between PAVmed and HCP/Advisors LLC (1)

10.7	Employment Agreement between PAVmed and Richard Fitzgerald (1)

10.8	Employment Agreement between PAVmed and Dr. Brian deGuzman (4)

10.9.1	Consulting Agreement between PAVmed and Michael Glennon (5)

10.9.2	Amendment to Consulting Agreement between PAVmed and Michael Glennon (7)

10.10	Securities Purchase Agreement (6)

10.11	Registration Rights Agreement (6)

14	Form of Code of Ethics (1)

23.1	Consent of Citrin Cooperman & Company, LLP (7)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.INS	XBRL Instance Document (7)
101.SCH	XBRL Taxonomy Extension Schema (7)
101.CAL	Taxonomy Extension Calculation Linkbase (7)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (7)
101.LAB	XBRL Taxonomy Extension Label Linkbase (7)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (7)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-203569).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 1, 2017.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 19, 2016.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 14, 2016.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 1, 2017.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on February 16, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PAVMed Inc.

April 10, 2017	By:	/s/ Lishan Aklog, M.D.
Lishan Aklog, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Lishan Aklog, M.D. and Dennis M. McGrath or either of them acting in the absence of the others, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Lishan Aklog, M.D.	Chief Executive Officer and Chairman of the Board	April 10, 2017
Lishan Aklog, M.D.	(Principal Executive Officer)

/s/ Dennis M. McGrath	Chief Financial Officer	April 10, 2017
Richard F. Fitzgerald	(Principal Financial and Accounting Officer)

/s/ James L. Cox, M.D.	Director	April 10, 2017
James L. Cox, M.D.

/s/ Ira Scott Greenspan	Director	April 10, 2017
Ira Scott Greenspan

/s/ Joshua R. Lamstein	Director	April 10, 2017
Joshua R. Lamstein

/s/ Ronald M. Sparks	Director	April 10, 2017
Ronald M. Sparks

/s/ David Weild IV	Director	April 10, 2017
David Weild IV

