Form 10-Q
period 2017-03-31
PAVmed Inc.
filed 2017-05-22
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2017 there were 13,331,211 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016	1

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016	2

	Unaudited Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2017	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60

Item 4.	Controls and Procedures	60

PART II.	OTHER INFORMATION

Item 6.	Exhibits	61

SIGNATURES		62

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash	$905,656	$585,680
Prepaid fees to related party	25,000	—
Prepaid expenses and other current assets	141,843	155,490
Total current assets	1,072,499	741,170
Equipment, net	21,599	18,000
Deferred offering costs	—	111,249
Total assets	$1,094,098	$870,419

Liabilities, Series A Convertible Preferred Stock, and Stockholders' Deficit
Current liabilities
Accounts payable	$934,208	$949,413
Accrued expenses and other current liabilities	212,158	240,073
Series A Warrants	3,264,309	—
Derivative liability	997,898	—
Total liabilities	$5,408,573	$1,189,486

COMMITMENTS AND CONTINGENCIES (NOTE 9)

Series A Convertible Preferred Stock
par value $0.001, 20,000,000 shares authorized; 422,838 and 0 shares of Series A Convertible Preferred Stock issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—

Stockholders' Deficit
Common stock, par value $0.001; 50,000,000 shares authorized, 13,331,211 and 13,330,811 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	13,331	13,331
Additional paid-in capital	7,644,117	7,369,437
Accumulated deficit	(11,971,923)	(7,701,835)
Total Stockholders' Deficit	(4,314,475)	(319,067)
Total Liabilities, Series A Convertible Preferred Stock, and Stockholders' Deficit	$1,094,098	$870,419

See accompanying notes to the condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$—	$—
General and administrative expenses	1,499,552	517,739
Research and development expenses	656,713	179,141
Total operating expenses	2,156,265	696,880

Loss from operations	(2,156,265)	(696,880)

Loss on the issuance of Preferred Stock Units	(3,124,285)	—

Change in fair value of Series A Warrants	786,397	—

Change in fair value of derivative liability	224,065	—

Loss before income tax	(4,270,088)	(696,880)

Income tax	—	—

Net loss	(4,270,088)	(696,880)

Series A Convertible Preferred Stock dividends	(26,440)	—

Net loss attributable to common stockholders	$(4,296,528)	$(696,880)

Net loss per common share, basic and diluted	$(0.32)	$(0.06)

Weighted average common shares outstanding - basic and diluted	13,330,891	12,250,000

See accompanying notes to the condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK and STOCKHOLDERS’ DEFICIT

(unaudited)

	Convertible
	Preferred Stock		Stockholders' Deficit
							Total
					Additional		Stockholders’
					Paid-In	Accumulated	Equity
	Series A		Common Stock		Capital	Deficit	(Deficit)
	Shares	Amount	Shares	Amount

Balance at December 31, 2016	—	$—	13,330,811	$13,331	$7,369,437	$(7,701,835)	$(319,067)
Issuance of Series A Convertible Preferred Stock	422,838	—
Common stock issued upon exercise of warrants			400	—	2,000		2,000
Stock-based compensation					272,680		272,680
Net loss						(4,270,088)	(4,270,088)
Balance at March 31, 2017	422,838	$—	13,331,211	$13,331	$7,644,117	$(11,971,923)	$(4,314,475)

See accompanying notes to the condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(4,270,088)	$(696,880)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,702	132
Stock-based compensation	272,680	—
Loss on the issuance of Preferred Stock Units	3,124,285	—
Change in fair value of Series A Warrants	(786,397)	—
Change in fair value of derivative liability	(224,065)	—
Changes in operating assets and liabilities:
Prepaid fee to related party	(25,000)	(25,000)
Prepaid expenses and other current assets	13,647	(57,089)
Accounts payable	(15,205)	190,389
Accrued expenses and other current liabilities	83,334	69,760
Net cash flows used in operating activities	(1,825,107)	(518,688)

Cash flows from investing activities
Purchase of equipment	(5,301)	(12,528)
Net cash flows used in investing activities	(5,301)	(12,528)

Cash flows from financing activities
Proceeds from issuance of Preferred Stock Units	2,537,012	—
Payment of offering costs	(388,628)	—
Proceeds from common stock issued upon exercise of warrants	2,000	—
Net cash flows provided by financing activities	2,150,384	—

Net increase (decrease) in cash	319,976	(531,216)
Cash, beginning of period	585,680	767,268
Cash, end of period	$905,656	$236,052

Supplemental non-cash financing activities
Fair value of Series A Warrants on issuance dates (aggregate)	$4,050,706	$—
Fair value of derivative liability on issuance dates (aggregate)	$1,221,963	$—

See accompanying notes to the condensed consolidated financial statements.

PAVMED INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Initial Public Offering

On April 28, 2016, under a registration statement on Form S-1 (File No. 333-203569) declared effective January 29, 2016, the Company's initial public offering (IPO) was consummated with the issuance of 1,060,000 units at an offering price of $5.00 per unit, with each unit consisting of one share of common stock and one warrant (referred to as an "IPO Warrant"). The IPO resulted in gross cash proceeds of $5.3 million and $4.2 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses. The IPO Warrants became exercisable on October 28, 2016 and expire on January 29, 2022 or earlier upon redemption by the Company under certain conditions. Each IPO Warrant has an exercise price of $5.00. Upon consummation of the IPO, the Company’s 9,560,295 previously outstanding warrants converted into identical warrants issued in the IPO. See Note 12, Convertible Preferred Stock, Stockholders' Deficit, and Warrants, for a discussion of the IPO units and corresponding shares of common stock and IPO Warrants.

In connection with the consummation of the IPO, the units were approved for listing on the Nasdaq Capital Market ("Nasdaq") under the symbol “PAVMU”. Subsequently, the common stock and warrants comprising the units began separate trading on Nasdaq on July 27, 2016 under the symbols “PAVM” and “PAVMW”, respectively, and the unit and symbol PAVMU ceased to be quoted and traded on Nasdaq.

Preferred Stock Units Private Placement

The Company’s Board of Directors has authorized the issuance of up to a total of 1.25 million Preferred Stock Units, including authorizing 500,000 units on January 21, 2017 and 750,000 units on May 10, 2017. On January 26, 2017, the Company entered into a Securities Purchase Agreement pursuant to which the Company may issue up to an aggregate of $3,000,000 (subject to increase) of Preferred Stock Units at a price of $6.00 per Preferred Stock Unit, in a private placement transaction (Preferred Stock Units private placement). Each Preferred Stock Unit consists of one share of Series A Convertible Preferred Stock and one Series A Warrant. Each share of Series A Convertible Preferred Stock is convertible into a number of shares of common stock equal to the stated value of $6.00 per share divided by the initial conversion price of $6.00, subject to adjustment. Each Series A Warrant is exercisable for one share of common stock at an initial exercise price of $8.00 per share, subject to adjustment. Further, through April 30, 2024, each Series A Warrant may also be exchanged, at the option of the holder, into four Series X Warrants, each of which is exercisable for one share of common stock at $6.00 per share, with such Series X Warrant exercise price not subject-to further adjustment. The Series A Convertible Preferred Stock and Series A Warrants are immediately separable upon their issuance. The Series A Convertible Preferred Stock is not convertible and Series A Warrants are not exercisable, prior to the time stockholder approval has been obtained under Nasdaq Stock Market Rule 5635(d). The Series X Warrants are exercisable commencing on the first trading day following the later of (i) the date stockholder approval has been obtained under Nasdaq Stock Market Rule 5635(d) or (ii) October 31, 2018, and ending on April 30, 2024, or earlier upon redemption. Stockholder approval is scheduled to be effective on May 21, 2017.

At the initial closing on January 26, 2017, and at subsequent closings on January 31, 2017 and March 8, 2017, a total of 422,838 Preferred Stock Units were issued for aggregate gross proceeds of approximately $2.5 million and net proceeds of approximately $2.1 million, after payment of placement agent fees and closing costs. The Preferred Stock Units private placement will remain open for subsequent closings, if any, in which the remaining authorized Preferred Stock Units may be issued. See Note 12, Convertible Preferred Stock, Stockholders' Deficit, and Warrants, for a discussion of the Preferred Stock Units private placement.

Note 1 — The Company, Description of the Business, and Going Concern (continued)

Going Concern

The provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40) requires management to assess an entity's ability to continue as a going concern within one year of the date of the financial statements are issued. In each reporting period, including interim periods, an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity's ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

The Company is an early stage and emerging growth company and has not generated any revenues to date. As such, the Company is subject to all of the risks associated with early stage and emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. The Company does not expect to generate positive cash flows from operating activities in the near future until such time, if at all, the Company completes the development process of its products, including regulatory approvals, and thereafter, begins to commercialize and achieve substantial acceptance in the marketplace for the first of a series of products in its medical device portfolio.

The Company incurred net losses of $4,270,088, and had net cash flows used in operating activities of $1,825,107 for the three months ended March 31, 2017. At March 31, 2017, the Company had an accumulated deficit of $11,971,923 and negative working capital of $73,867, including cash of $905,656 (excluding the Series A Warrants and the derivative liability). The Company does not expect to experience positive cash flows from operating activities in the near future, if at all. The Company anticipates incurring operating losses in the near future and may incur operating losses for the next several years as it completes the development of its products and seeks regulatory approvals to market such products. These factors raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

The Company estimates, absent any additional sources of cash, it has insufficient resources to fund its operations for the foreseeable future. The Company’s ability to fund its operations is dependent upon management's plans, which include raising additional capital, obtaining regulatory approvals for its products currently under development, commercializing and generating revenues from products currently under development, and continuing to control expenses. The Company has engaged financial advisory firms to assist with its financing efforts, including issuing additional securities under the Preferred Stock Unit private placement - see Note 12, Convertible Preferred Stock, Stockholders Deficit, and Warrants for further information regarding the Preferred Stock Unit private placement transaction. However, there is no assurance the Company will be successful in these efforts, including the issuance of additional Preferred Stock Units.

A failure to raise sufficient capital, obtain regulatory approvals for the Company's products, generate sufficient product revenues, or control expenditures, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives, and therefore, raises substantial doubt of the Company's ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

The Company's unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial information. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates in these consolidated financial statements include those related to the fair value of warrants, the fair value of embedded derivatives, stock-based compensation, research and development expenses, the provision or benefit for income taxes and the valuation allowance on deferred tax assets. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates, judgements, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

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

Note 2 — Summary of Significant Accounting Policies (continued)

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees directly associated with in-process capital financing as deferred offering costs. The deferred offering costs are recognized as either an offset against the financing proceeds to extent the proceeds are equity classified and as a current period expense to extent the proceeds are liability classified, upon consummation of the offering. The deferred offering costs at December 31, 2016 relate to legal fees incurred with respect to an in-process financing transaction involving a Preferred Stock Units private placement - see Note 12, Convertible Preferred Stock, Shareholders' Deficit, and Warrants for further details regarding the Preferred Stock Units private placement transaction.

Patent Costs and Purchased Patent License Rights

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

Long-Lived Assets

The Company evaluates its long-lived assets, including equipment, for impairment whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the asset is considered impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired assets. The Company has not recorded impairment of any long-lived assets in the periods presented.

Note 2 — Summary of Significant Accounting Policies (continued)

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

At March 31, 2017 and December 31, 2016, the carrying values of cash, accounts payable, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments. At March 31, 2017, the carrying values of the warrant and derivative liability are measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement. At December 31, 2016 the Company does not have any assets or liabilities required to be measured at fair value on a recurring basis in accordance with FASB ASC Topic 820, Fair Value Measurement.

Warrant Liability and Embedded Derivative Liability

The Company evaluates all its financial instruments to determine if those instruments or any potential embedded components of those instruments qualify as derivatives that need to be separately accounted for in accordance with FASB ASC Topic 815, Derivatives and Hedging. Embedded derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each reporting period with the change in the fair value recorded as other income or expense. In addition, upon the occurrence of an event that requires the derivative liability to be reclassified to equity, the derivative liability is revalued to fair value at that date.

The Company accounts for warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Warrants that allow for cash settlement or provide for certain modifications of the warrant exercise price are accounted for as derivative liabilities. The Company uses level 3 inputs to value warrants classified as liabilities, as they have down-round provisions which allow the exercise price to be adjusted as a result of certain future financing transactions. The estimated fair values of the warrant liabilities with down-round protection were determined using a Monte Carlo simulation which takes into account the probabilities of certain events occurring over the life of the warrants. The derivative is liability fair value is remeasured at each reporting period, with any decrease or increase in the estimated fair value being recorded in other income (expense).

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

In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for the Company beginning January 1, 2017, although early adoption is permitted. The Company elected to early adopt ASU 2016-09 effective as of April 1, 2016. As the Company did not have any stock options issued or outstanding prior to the closing of its IPO, the early adoption did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

Income Taxes

The Company accounts for income taxes using the asset and liability method, as required by FASB ASC Topic 740, Income Taxes, (ASC Topic 740). Current tax liabilities or receivables are recognized for the amount of taxes estimated to be payable or refundable for the current year. Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, along with net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

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

The Company's policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2017 and December 31, 2016, or recognized during the three months ended March 31, 2017 and 2016. As of March 31, 2017, the Company does not have any unrecognized tax benefits resulting from uncertain tax positions. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

Note 2 — Summary of Significant Accounting Policies (continued)

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the reporting period, and, if dilutive, the potential dilutive effects of convertible preferred stock (to the extent such preferred stock is eligible for conversion), stock options, unit purchase options, and warrants (to the extent such warrants are eligible to be exercised) using the treasury stock method. Notwithstanding, as the Company's consolidated financial results resulted in a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share, due to the exclusion of incremental shares resulting from common stock equivalents, including convertible preferred stock (to the extent such preferred stock is eligible for conversion), stock options, unit purchase options, and warrants (to the extent such warrants are eligible to be exercised) as inclusion would have been anti-dilutive.

As of March 31, 2017, the issued and outstanding Series A Convertible Preferred Stock were not convertible into, and the Series A Warrants were not exercisable for, common stock, as such conversion and /or exercise is not permitted prior to the time stockholder approval has been obtained under Nasdaq Stock Market Rule 5635(d). Additionally, the Series X Warrants are exercisable commencing on the first trading day following the later of (i) the date stockholder approval has been obtained under Nasdaq Stock Market Rule 5635(d) or (ii) October 31, 2018, and ending on April 30, 2024, or earlier upon redemption. Stockholder approval is scheduled to be effective on May 21, 2017. Accordingly, as of March 31, 2017, such stockholder approval had not been obtained, and therefore they are not counted as common stock equivalents for purposes of determining diluted weighted average shares outstanding.

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

Note 2 — Summary of Significant Accounting Policies (continued)

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

Note 3 — Financial Instruments

The following fair value hierarchy table presents information about each major category of the Company's financial liabilities measured at fair value on a recurring basis as of March 31, 2017 (there were no such financial liabilities as of December 31, 2016).

	Fair Value Measurement at Reporting Date Using:
	Quoted
	Prices in
	Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Items	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
March 31, 2017
Liabilities
Series A Warrants	$—	$—	$3,264,309	$3,264,309
Derivative liability	—	—	997,898	997,898
Total liabilities	$—	$—	$4,262,207	$4,262,207

The Company has issued Series A Warrants to purchase shares of the Company's common stock at the option of the holder. The Series A Warrants are classified on the unaudited condensed consolidated balance sheet as a current liability. The Series A Warrants are initially measured at fair value at the time of issuance and subsequently remeasured at fair value at each reporting period, with changes in fair value recognized as other income or expense in the condensed consolidated statement of operations. See Note 12, Convertible Preferred Stock, Stockholders' Deficit, and Warrants for further discussion of the Series A Warrants. A reconciliation of the Series A Warrants liability is a follows:

Series A Warrants Liability	March 31, 2017
Balance at December 31, 2016	$—
Initial fair value on dates of issuance	4,050,706
Change in fair value	(786,397)
Balance at March 31, 2017	$3,264,309

The Company has issued Series A Convertible Preferred Stock which is convertible into shares of the Company's common stock at the option of the holder. The Series A Convertible Preferred Stock conversion option is accounted for as an embedded derivative and bifurcated from the Series A Convertible Preferred Stock host instrument. The conversion option embedded derivative is classified on the condensed consolidated balance sheet as a current liability, initially measured at fair value at the time of issuance and subsequently remeasured at fair value at each reporting period, with changes in fair value recognized as other income or expense in the condensed consolidated statement of operations. See Note 12, Convertible Preferred Stock, Stockholders Deficit, and Warrants, for further discussion of the Series A Convertible Preferred Stock conversion option embedded derivative liability. A reconciliation of the Series A Convertible Preferred Stock conversion option embedded derivative liability is a follows:

Series A Preferred Stock
Conversion Option
Embedded Derivative Liability	March 31, 2017
Balance at December 31, 2016	$—
Initial fair value on dates of issuance	1,221,963
Change in fair value	(224,065)
Balance at March 31, 2017	$997,898

Note 4 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	March 31,	December 31,
	2017	2016
Security deposits	$20,850	$48,350
Prepaid insurance	14,762	35,947
Advanced payments to suppliers	106,231	71,193
Total prepaid expenses and other current assets	$141,843	$155,490

Note 5 — Equipment, Net

Equipment, net consisted of the following as of:

	March 31,	December 31,
	2017	2016
Research and development equipment	$13,656	$10,156
Computer equipment	13,438	11,637
	27,094	21,793
Less: accumulated depreciation	(5,495)	(3,793)
Equipment, net	$21,599	$18,000

Depreciation expense was $1,702 and $132 for the three months ended March 31, 2017 and 2016, respectively.

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods indicated:

	March 31,	December 31,
	2017	2016
Accrued bonus payable	$38,807	$—
Accrued vacation	31,611	28,324
Accrued board of director fees	72,500	72,500
Accrued professional fees	—	111,249
Accrued severance	41,240	—
Other	28,000	28,000
Total accrued expenses and other current liabilities	$212,158	$240,073

The accrued board of director fees at March 31, 2017 and December 31, 2016 represent amounts payable to all non-executive members of the board of directors, including $10,000 payable to a board member deemed to be a related party, at each of March 31, 2017 and December 31, 2016.

The accrued professional fees at December 31, 2016 related to deferred offering costs incurred with respect to the Preferred Stock Units private placement. See Note 12, Convertible Preferred Stock, Stockholders' Deficit, and Warrants, for a discussion of the Preferred Stock Units private placement transaction.

The accrued severance at March 31, 2017 relates to the separation agreement with the Company's former Chief Financial Officer (CFO), Richard F. Fitzgerald. In this regard, on March 20, 2017, Mr. Fitzgerald resigned as the Company's CFO and the Company and Mr. Fitzgerald entered into a separation agreement, under which Mr. Fitzgerald executed a general release and waiver in favor of the Company. Mr. Fitzgerald remained a full-time employee through March 31, 2017. In connection with his employment termination, on March 31, 2017, the Company entered into a consulting agreement with Mr. Fitzgerald, providing for his engagement as an advisor at a fee of $10,000 per month and the continuation of health insurance benefits from April 1, 2017 to June 30, 2017, as well as a single $2,200 payment on April 30, 2017 for temporary housing and travel expenses. The Company recognized an expense of $41,240 at March 31, 2017 as an accrued liability related to the termination benefits.

Previously, on April 28, 2016, upon the closing of the Company's IPO, Mr. Fitzgerald was granted a stock option to purchase 125,000 shares of the Company's common stock with an exercise price equal to $5.00 per share. On March 31, 2017, the April 28, 2016 stock option agreement was amended, wherein the stock option grant will continue to vest monthly in April, May, and June 2017, and the 48,611 vested stock options will be exercisable until April 28, 2019, with the remaining 76,389 stock options forfeited effective March 31, 2017. In connection with the modification to the stock option grant, the Company recognized $51,389 of stock-based compensation expense related to the stock option modifications at March 31, 2017.

The termination benefits and stock-based compensation expense related to Mr. Fitzgerald's employment termination are included in "General and administrative expenses" in the accompanying consolidated statement of operations.

Included in "Other" is $10,000 of accrued expenses due to a related party under the HCFP /Strategy Advisory Agreement, with such amount payable at both March 31, 2017 and December 31, 2016. See Note 8, Related Party Transactions, for further details regarding the HCFP /Strategy Advisory Agreement.

In December 2016, the Company reversed the accrued bonus payable previously recognized throughout 2016 as the Company’s board of directors determined no discretionary bonuses would be paid for 2016. In addition, the Company’s Chief Executive Officer ("CEO") waived his right to receive a guaranteed bonus payment due under the CEO Employment Agreement. See Note 9, Commitments and Contingencies, for further details regarding compensation paid to the CEO.

Note 7 — Income Taxes

In the three months ended March 31, 2017 and 2016, the Company recognized a deferred tax benefit which was fully offset by a corresponding valuation allowance. As required by ASC Topic 740, a "more-likely-than-not" criterion is applied when evaluating the realization of a deferred tax asset. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded it is more-likely-than-not the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2017 and December 31, 2016.

Note 8 — Related Party Transactions

Effective October 2015, the Company entered into a three-year management services agreement through October 2018 with HCP/Advisors LLC, an affiliate of a director of the Company. Pursuant to the HCP/Advisors LLC agreement, such entity has agreed to provide the Company with certain management services, including without limitation identifying potential corporate opportunities, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers, and other advisory services as may be mutually agreed upon. The Company has agreed to pay HCP/Advisors LLC an initial monthly fee of $35,000 commencing as of November 1, 2015, and thereafter, a monthly fee of $25,000 through October 31, 2018. Under this agreement, the Company incurred fees of $75,000 and $75,000 during the three months ended March 31, 2017 and 2016, respectively, which are included in "General and administrative expenses" in the accompanying unaudited condensed consolidated statements of operations.

Effective September 2016, the Company entered into a consulting agreement with HCFP /Strategy Advisors LLC, an affiliate of certain directors and officers of the Company (the "HCFP Strategic Advisory Agreement"). Under the HCFP Strategic Advisory Agreement, HCFP /Strategy Advisors had been engaged for an initial term of five months through February 14, 2017, to provide various strategic advisory services, including: to provide strategic business planning, to identify and assist with potential sources of financing arrangements, to promote the Company to various potential investors, and to provide strategic advisory services as reasonably requested by the Company. The HCFP Strategic Advisory Agreement provided for an initial total fee of $110,000, with $30,000 paid upon execution of the agreement and four payments of $20,000 per month from October 2016 to January 2017. Subsequently, on February 17, 2017, the Company and HCFP /Strategy Advisors LLC executed an extension of the HCFP Strategic Advisory Agreement effective as of February 15, 2017, extending the services through May 14, 2017 and obligating the Company to fund three payments of $20,000 per month from February 2017 to April 2017. The Company incurred expense of $60,000 in the three months ended March 31, 2017 under the HCFP Strategic Advisory Agreement, which is included in "General and administrative expenses" in the accompanying unaudited condensed consolidated statements of operations.

Effective September 2016, the Company also entered into a consulting agreement with Swartwood Hesse, Inc., an affiliate of HCFP /Strategy Advisors (which, as noted above, is an affiliate of certain directors and officers of the Company) (the "Swartwood Hesse Financial Advisory Agreement"). Under the Swartwood Hesse Financial Advisory Agreement, Swartwood Hesse Inc. has been engaged for an initial term of five months to provide advisory services regarding potential financing arrangements, to assist the Company with its investors relations, and to provide other financial advisory services as reasonably requested by the Company. The Swartwood Hesse Financial Advisory Agreement provides for total fee payments to Swartwood Hesse of $15,000, which was previously paid and recognized as expense upon execution of the agreement. The Company may incur additional fees for investment banking services under a separate written agreement to be executed between the Company and Swartwood Hesse, Inc.

In January 2017, the Company entered into an agreement with Xzerta Trading LLC d/b/a HCFP /Capital Markets ("HCFP /Capital Markets"), an affiliate of certain directors and officers of the Company, wherein HCFP /Capital Markets was engaged to be the Company's exclusive placement agent in an offering of securities ("the HCFP /Capital Markets Placement Agent Agreement"), including the Preferred Stock Units private placement transaction. Under the HCFP /Capital Markets Placement Agent Agreement, HCFP /Capital Markets is paid a fee of 7.0% of the gross proceeds realized in the securities offering, plus reimbursement of certain out-of-pocket costs. The term of the HCFP /Capital Markets Placement Agent Agreement is from the January 2017 execution date to the later of June 30, 2017, or the completion or termination of any other potential transactions in conjunction with the Preferred Stock Units private placement. The Company incurred $177,576 of fees paid to HCFP /Capital Markets in connection with the issuances of Preferred Stock Units in the three months ended March 31, 2017, which are included in "Loss on the issuance of preferred stock units" in the accompanying unaudited condensed consolidated statements of operations.

Note 8 — Related Party Transactions (continued)

Effective October 1, 2016, the Company and Michael J. Glennon, Vice Chairman and a member of the Company's board of directors, entered into a consulting agreement (the "Glennon Consulting Agreement"), under which Mr. Glennon provides the Company with services and advice relating to the successful development and commercialization of medical device products, including interfacing with outsourced contract manufacturers, assisting with development of the supply chain and establishing commercialization channels with independent distributors and strategic corporate partners, and providing such other services as requested by the Company’s Chairman and CEO. As compensation for his services, Mr. Glennon was to be paid an initial payment of $37,500 upon execution of the consulting agreement and a monthly retainer of $12,500 for each month thereafter. Effective as of December 31, 2016, Mr. Glennon and the Company entered into an agreement whereby Mr. Glennon waived his right to compensation under the Glennon Consulting Agreement for the year ended December 31, 2016. Additionally, effective as of March 31, 2017, Mr. Glennon and the Company entered into a second agreement whereby Mr. Glennon waived his right to compensation under the Glennon Consulting Agreement for the period January 1, 2017 through June 30, 2017. The Glennon Consulting Agreement may be terminated by either party upon 30 days’ prior written notice, except either party may terminate the Glennon Consulting Agreement immediately for cause (which includes an uncured material breach of the agreement). The Glennon Consulting Agreement also will terminate immediately if the parties agree to the employment of Mr. Glennon on a full-time basis.

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

Note 9 — Commitments and Contingencies

Employment Agreements & Compensation

Chief Executive Officer Employment Agreement

Effective November 1, 2014, the Company entered into an employment agreement with its CEO (the “CEO Employment Agreement”) for a five-year term, with a current base salary of $295,000 per year. On April 28, 2016, upon consummation of the IPO, the CEO was granted a stock option to purchase 278,726 shares of the Company’s common stock with an exercise price equal to $5.00 per share. The CEO Employment Agreement provides for a guaranteed bonus equal to 50% of base salary, beginning on January 1 of each year effective January 1, 2016. Additionally, the CEO will also be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors. Effective as of December 31, 2016, the CEO agreed to waive his right to the guaranteed bonus for the year ended December 31, 2016. The CEO Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the board of directors with “good reason.”

Chief Financial Officer Employment Agreement

On March 20, 2017, the Company entered into an employment agreement with Dennis M. McGrath, which provides for Mr. McGrath to serve as the Company's Executive Vice President and Chief Financial Officer. The employment agreement is for a two-year term. Mr. McGrath will receive a base salary of $285,000 per year and will be eligible to earn discretionary annual performance bonuses with a target of 50% of his then current base salary, based upon his performance and the Company's performance over the preceding year, as determined by the compensation committee of the Board of Directors. Additionally, the Company will reimburse Mr. McGrath up to $2,250 per month for temporary housing and travel expenses for up to 12 months. In addition, Mr. McGrath was granted a stock option to purchase up to 250,000 shares of common stock, at an exercise price of $5.95 per share. The stock option vests in 12 equal quarterly installments on the last day of each fiscal quarter, commencing on June 30, 2017 through March 31, 2020. The employment agreement with Mr. McGrath contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the board of directors with “good reason.”

Chief Medical Officer Employment Agreement

Effective July 1, 2016, the Company entered into a five-year employment agreement with its Chief Medical Officer (the “CMO Employment Agreement”) with a base salary of $285,000 per year, plus an initial bonus of $50,000 for services provided before the agreement's effective date. The Chief Medical Officer is eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the compensation committee of the Board of Directors. On April 28, 2016, upon the consummation of the IPO, the Chief Medical Officer was granted a stock option to purchase 278,726 shares of the Company’s common stock with an exercise price equal to $5.00 per share. The CMO Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the CEO with “good reason”.

Note 9 — Commitments and Contingencies (continued)

Leases

The Company leases office space for its corporate office, which initially provided for two consecutive six month terms beginning on February 1, 2016, rent payments of $9,500 per month and the option to cancel the lease agreement at the end of the initial six-month term at the election of the Company. Subsequently, the lease agreement was amended to add additional office space at an additional rate of $4,400 per month, and extended the lease term through May 31, 2017. In March 2017, the office space was reduced, resulting in a $650 per month reduction of the monthly lease payment. The lease agreement includes a 5% increase in monthly rent effective on each twelve month anniversary. After the May 31, 2017 lease term expiration, the lease term is on a month-to-month basis, which may be cancelled by the Company with three months written notice. At this time, the Company intends to lease the office space on a month-to-month basis after the May 31, 2017 lease term expiration. Total rent expense incurred under the corporate office space lease arrangement was $42,126 and $19,000 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, the Company’s future minimum lease payments totaled $27,450 for the period April 1, 2017 to the May 31, 2017 lease expiration date; and, the future minimum lease payments totaled an additional $140,123 payable for the period June 1, 2017 to March 31, 2018, with respect to the lease arrangement on a month-to-month basis.

Additionally, beginning on May 1, 2015, the Company had rented access to a research and development facility for monthly rent of $1,000 on a month-to-month basis, wherein either the landlord or the Company could cancel the rental arrangement at any time. Effective February 28, 2017, the Company ceased use of the research and development facility and canceled the rental arrangement. Total rental expense under this research and development facility lease arrangement amounted to $2,000 and $3,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Note 10 — Agreement Related to Intellectual Property Right

Tufts Patent License Agreement - Antibiotic-Eluting Resorbable Ear Tubes

On November 2, 2016, the Company executed a Patent License Agreement (the “Tufts Patent License Agreement”) with Tufts University and its co-owners, the Massachusetts Eye and Ear Infirmary and Massachusetts General Hospital (the "Licensors”). Pursuant to the Tufts Patent License Agreement, the Licensors granted the Company the exclusive right and license to certain patents in connection with the development and commercialization of antibiotic-eluting resorbable ear tubes based on a proprietary aqueous silk technology conceived and developed by the Licensors. Upon execution of the Tufts Patent License Agreement, the Company paid the Licensors an upfront non-refundable fee of $50,000. The Tufts Patent License Agreement also provides for payments from the Company to the Licensors upon the achievement of certain product development and regulatory clearance milestones as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents.

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

As of the transaction date, the Company recognized as expense the cost of the acquired intellectual property rights, as required, since this intangible asset purchased from others for use in a research and development activity, and for which there are no alternative future uses. Accordingly, the Company recognized the $50,000 payment as research and development expense in the year ended December 31, 2016. The Company will record as expense any contingent milestone payments or royalties in the period in which such liabilities are incurred.

Note 11 — Stock Based Compensation

In November 2014, the Company’s board of directors and stockholders adopted the 2014 Long-Term Incentive Equity Plan (the "2014 Stock Plan”). The 2014 Stock Plan is designed to enable the Company to offer employees, officers, directors and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The types of awards that may be granted under the 2014 Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the compensation committee of the Company’s board of directors.

The 2014 Stock Plan reserves 1,951,081 shares of common stock for issuance in accordance with the 2014 Stock Plan’s terms. Stock option granted outside of the 2014 Stock Plan amounted to 250,000 in the three months ended March 31, 2017, and 250,854 on April 28, 2016. At March 31, 2017, there were 620,011 shares of common stock available for grant under the 2014 Stock Plan.

The following table summarizes information about stock options for the periods presented below:

		Weighted
	Number	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Outstanding at December 31, 2016	1,633,313	$5.14
Granted	275,000	$5.86
Exercised	—	$—
Forfeited	(76,389)	$5.00
Outstanding at March 31, 2017	1,831,924	$5.25	$—
Vested and exercisable at March 31, 2017	492,828	$5.08	$—
Vested or expected to vest at March 31, 2017	1,831,924	$5.25

In March 2017, the Company granted 250,000 stock options to the Company's new Chief Financial Officer, with a ten year contractual term from date of grant, an exercise price of $5.95 per share, and vesting ratably on a quarterly basis commencing June 30, 2017 and ending March 31, 2020.

In March 2017, the Company granted 25,000 stock options to a new member of the Company's medical advisory board, with a ten year contractual term from date of grant, an exercise price of $5.01 per share, and vesting ratably on a quarterly basis commencing June 30, 2017 and ending March 31, 2020.

In March 2017, in connection with his separation from the Company, 76,389 stock options were forfeited which were previously granted to the Company's former Chief Financial Officer - see below for further information regarding the former Chief Financial Officer's stock options.

On April 28, 2016, upon the closing of the Company’s IPO, a total of 1,588,313 stock options were granted, including 961,178 to management, 487,770 to members of the board of directors, and 139,365 to members of the Company’s medical advisory board. The stock options granted on April 28, 2016, have a ten year contractual term from date of grant, an exercise price of $5.00 per share, and vest 3/36 on July 28, 2016, and 1/36 on each successive month thereafter from Aug 28, 2016 to April 28, 2019.

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

The aggregate intrinsic value is computed as the difference between the exercise price of the underlying stock options and the quoted price of the common stock on March 31, 2016, to the extent the exercise price is less than the quoted price.

The weighted average remaining contractual term of stock options outstanding was 9.0 years at March 31, 2017. The weighted average remaining contractual term of stock options vested and exercisable was 8.5 years at March 31, 2017.

Note 11 — Stock Based Compensation (continued)

The stock-based compensation expense related to stock options granted to employees and directors is based on the grant-date fair value, and for stock options granted to non-employees is based on the vesting date fair value, with the cost recognized on a straight-line basis over the award’s requisite service period. Stock-based compensation expense for the three months ended March 31, 2017 and 2016 was recognized as follows:

	Three Months Ended
	March 31,
	2017	2016
General and administrative expenses	$242,452	$—
Research and development expenses	30,228	—
	$272,680	$—

Included in general and administrative expenses, is $51,389 of stock-based compensation expense related to the stock option modifications at March 31, 2017 related to the stock option grant previously awarded to the Company's former Chief Financial Officer, Richard F. Fitzgerald. Previously, on April 28, 2016, upon the closing of the Company's IPO, Mr. Fitzgerald was granted a stock option to purchase 125,000 shares of common stock with an exercise price equal to $5.00 per share. On March 31, 2017, the April 28, 2016 stock option agreement was amended wherein the stock option grant will continue to vest monthly in April, May, and June 2017, and the 48,611 vested stock options will be exercisable until April 28, 2019, with the remaining 76,389 stock options forfeited effective March 31, 2017.

At March 31, 2017, there was $2,440,452 of total unrecognized compensation cost related to stock options, which is expected to be recognized over the next 2.2 years (which represents the weighted average remaining requisite service periods for such awards).

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

Stock options issued to employees:

The grant date fair value of stock options granted to employees and members of the board of directors during the three months ended March 31, 2017 was $2.90 per share, calculated using the following Black-Scholes valuation model assumptions:

Three
Months
Ended
March 31, 2017
Risk free interest rate	2.1%
Expected term of stock options (in years)	5.8
Expected stock price volatility	50%
Expected dividend yield	0%

Stock options issued to non-employees:

The weighted average fair value of stock options granted to non-employees was $4.23 per share as of March 31, 2017, with such fair value calculated using the following weighted-average Black-Scholes valuation model assumptions:

Three
Months
Ended
March 31, 2017
Risk free interest rate	2.3%
Expected term of stock options (in years)	9.4
Expected stock price volatility	60%
Expected dividend yield	0%

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

Note 12 — Convertible Preferred Stock, Stockholders’ Deficit, and Warrants

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights, and preferences as may be determined from time-to-time by the Company's board of directors. As discussed below, at March 31, 2017, a total of 422,838 shares of Series A Convertible Preferred Stock were issued and outstanding. At December 31, 2016 there were no shares of preferred stock issued or outstanding.

Preferred Stock Units Private Placement

The Company’s Board of Directors has authorized the issuance of up to a total of 1.25 million Preferred Stock Units, including authorizing 500,000 units on January 21, 2017 and 750,000 units on May 10, 2017. On January 26, 2017, the Company entered into a Securities Purchase Agreement pursuant to which the Company may issue up to an aggregate of $3,000,000 (subject to increase) of Preferred Stock Units at a price of $6.00 per Preferred Stock Unit, in a private placement transaction.

The Preferred Stock Unit consists of one share of Series A Convertible Preferred Stock and one Series A Warrant. Each share of Series A Convertible Preferred Stock is convertible into a number of shares of common stock equal to the stated value of $6,00 per share divided by the initial conversion price of $6.00, subject to adjustment. Each Series A Warrant is exercisable for one share of common stock at an initial exercise price of $8.00 per share, subject to adjustment. Further, through April 30, 2024, each Series A Warrant may also be exchanged, at the option of the holder, into four Series X Warrants, each of which is exercisable for one share of common stock at $6.00 per share, with such Series X Warrant exercise price not subject to further adjustment. The Series A Convertible Preferred Stock and Series A Warrants are immediately separable upon their issuance. The Series A Convertible Preferred Stock is not convertible and Series A Warrants are not exercisable, prior to the time stockholder approval has been obtained under Nasdaq Stock Market Rule 5635(d). The Series X Warrants are exercisable commencing on the first trading day following the later of (i) the date stockholder approval has been obtained under Nasdaq Stock Market Rule 5635(d) or (ii) October 31, 2018, and ending April 30, 2024, or earlier upon redemption. Stockholder approval is scheduled to be effective May 21, 2017.

At the initial closing on January 26, 2017, and at subsequent closings on January 31, 2017 and March 8, 2017, a total of 422,838 Preferred Stock Units were issued for aggregate gross proceeds of approximately $2.5 million and net proceeds of approximately $2.1 million, after payment of offering costs, including placement agent fees, escrow agent fees, and legal fees. The Preferred Stock Units private placement will remain open for subsequent closings, if any, in which the currently authorized Preferred Stock Units may be issued.

As discussed herein below, the Series A Warrants and the Series A Convertible Preferred Stock conversion option were determined to be derivatives under ASC Topic 815, Derivative and Hedging. The Series A Warrants and the Series A Convertible Preferred Stock conversion option embedded derivative are each classified on the unaudited condensed consolidated balance sheet as a current liability. The Series A Warrants liability and the Series A Convertible Preferred Stock conversion option embedded derivative liability are initially measured at fair value at the time of issuance and subsequently remeasured at fair value at each reporting period, with changes in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations.

The initial carrying value of the Series A Convertible Preferred Stock is the difference between the Preferred Stock Units issuance gross proceeds less the initial fair values of the Series A Warrants liability and the Series A Convertible Preferred Stock conversion option embedded derivative liability. At issuance, the Series A Convertible Preferred Stock has a carrying value of $0 resulting from the aggregate fair value of the Series A Warrant liability and the Series A Convertible Preferred Stock conversion option embedded derivative liability being in excess of the Preferred Stock Units issuance gross proceeds, with such excess recognized as a current period expense amounting to $2,735,657, before offering costs of $388,628, which were also recognized as a current period expense, resulting in a $3,124,285 loss on the issuance of the Preferred Stock units recognized in the unaudited condensed consolidated statement of operations, summarized as follows:

Preferred
Stock Units
Issue Dates
(Aggregate)
Preferred Stock Units issuance gross proceeds	$2,537,012
Less: Series A Warrants initial fair value	(4,050,706)
Less: Conversion option embedded derivative liability initial fair value	(1,221,963)
Excess of fair value over gross proceeds	(2,735,657)
Offering costs	(388,628)
Loss on issuance of Preferred Stock Units	$(3,124,285)

Note 12 — Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock has a par value of $0.001 per share, no voting rights, a stated value of $6.00 per share, and, at the holders’ election, is convertible into a number of shares of common stock equal to the stated value of $6.00 per share divided by the initial conversion price of $6.00, subject to adjustment. The holders of the Series A Convertible Preferred Stock may elect conversion at any time after the Company has obtained shareholder approval of the private placement transaction in accordance with Nasdaq Stock Market Rule 5635(d). The conversion price of the Series A Convertible Preferred Stock will be reduced by a prescribed formula on a weighted average basis should any subsequent issuances of convertible securities by the Company be sold at a price lower than the conversion price of the Series A Convertible Preferred Stock immediately prior to such issuance.

The Series A Convertible Preferred Stock provides for dividends at an 8% annual rate, compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company's Board of Directors. The Series A Convertible Preferred Stock dividends from April 1, 2017 through April 1, 2021 are payable-in-kind ("PIK") in additional shares of Series A Convertible Preferred Stock. The dividends may be settled, after April 1, 2021, at the option of the Company, through any combination of the issuance of additional Series A Convertible Preferred Stock, common shares, and /or cash payment. As of March 31, 2017, Series A Convertible Preferred Stock dividends totaling $26,440 or a payment-in-kind of 4,422 shares of Series A Convertible Preferred Stock, were earned, accumulated, and in arrears, as the Company's Board of Directors has not declared such dividends payable. Accordingly, the Company has not recognized a Series A Convertible Preferred Stock dividend payable liability as of March 31, 2017, and will not recognize such dividend payable liability until such dividends are declared by the Company's Board of Directors.

In the event of a Deemed Liquidation Event as defined in the Certificate of Designation of Preferences, Rights, and Limitations of the Series A Convertible Preferred Stock, the Series A Convertible Preferred Stock can become redeemable at the election of at least two-thirds of holders of the then number of issued and outstanding Series A Convertible Preferred Stock, if the Company fails to effect a dissolution of the Company under the Delaware General Corporation Law within ninety (90) days after such Deemed Liquidation Event. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company or a Deemed Liquidation Event, as defined, the holders of the Series A Convertible Preferred Stock then outstanding are entitled to be paid out the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of the common stock, an amount per share equal to the greater of (i) the stated value, plus any dividends accrued but unpaid, or (ii) such amount per share as would have been payable had all the shares of Series A Convertible Preferred Stock been converted into shares of common stock prior to such liquidation, dissolution, winding up, or Deemed Liquidation Event, as defined. As the Deemed Liquidation Event, as defined, is a contingent event, the Series A Convertible Preferred Stock is classified outside of stockholders' equity in temporary ("mezzanine") equity. Further, as the Series A Convertible Preferred Stock is not currently redeemable and redemption is not probable, as a Deemed Liquidation Event, as defined, has not occurred and is not probable, the Series A Convertible Preferred Stock will not be measured at fair value until such time as a redemption trigger occurs which causes redemption to be probable.

As discussed above, the Series A Convertible Preferred Stock has a carrying value of $0 resulting from the issuance date fair values of the Series A Warrant liability and the Series A Convertible Preferred Stock conversion option embedded derivative liability being in excess of the Preferred Stock Units issuance gross proceeds, with such excess recognized as a current period expense in the unaudited condensed consolidated statement of operations.

Registration Rights Agreement

In connection with the Preferred Stock Units private placement, the Company has entered into a registration rights agreement with participating private placement investors, requiring the Company to file a registration statement with the Securities and Exchange Commission registering for resale the maximum number of common shares issuable upon conversion of the issued Series A Convertible Preferred Shares and the exercise of the Series A Warrants or, if converted, the Series X Warrants. The registration rights agreement required the Company to file a registration statement registering the underlying common shares no later than sixty (60) days from the initial closing date of the Preferred Stock Units private placement and to use commercially reasonable best efforts to have such registration statement declared effective no later than one hundred and fifty (150) days from the initial closing date. The Company timely filed the initial registration statement on Form S-1 (File No. 333-216963) with the SEC on March 27, 2017, and on May 5, 2017, the Company filed Amendment No. 1 to the Form S-1. Delays in the filing of the registration statement or maintaining its effectiveness would result in the Company having to pay damages of 2% of each investor's subscription amount on the date of a Filing Failure, Effectiveness Failure, and Maintenance Failure, as well as every 30th day thereafter (pro-rated for periods totaling less than 30 days) until the failure is cured.

Note 12 — Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Series A Convertible Preferred Stock Conversion Option Embedded Derivative Liability

The Series A Convertible Preferred Stock conversion option (as discussed above), is accounted for as an embedded derivative, and bifurcated from the Series A Convertible Preferred Stock host instrument. The Series A Convertible Preferred Stock conversion option embedded derivative is classified as a current liability on the condensed consolidated balance sheet, initially measured at fair value at the time of issuance and subsequently remeasured at fair value at each reporting period, with changes in fair value recognized as other income or expense in the condensed consolidated statement of operations. The following table summarizes the estimated fair values of the Series A Convertible Preferred Stock conversion option embedded derivative liability as of the dates indicated along with assumptions utilized in each calculation:

		Issue
		Dates
		Aggregated
	March 31,	Weighted
	2017	Average
Fair value per conversion option	$2.36	$2.89
Series A Convertible Preferred Stock outstanding	422,838	422,838
Calculated aggregate fair value	$997,898	$1,221,963
Value of common stock	$5.00	$5.73
Expected term (years)	7.1	7.2
Volatility	48%	47%
Risk-free interest rate	2.2%	2.3%
Dividend yield	0%	0%

The fair value of the Series A Convertible Preferred Stock conversion option embedded derivative liability was determined using a Monte Carlo simulation. The valuation of the Series A Convertible Preferred Stock conversion option embedded derivative liability is subjective and is affected by changes in inputs to the valuation model including the Company's stock price, and the assumptions regarding the likelihood and timing of dilutive transactions; the estimated volatility in the value of the Company’s equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate.

Note 12 — Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. There were 13,331,211 and 13,330,811 shares of common stock outstanding as of March 31, 2017 and December 31, 2016, respectively.

In connection with the organization of the Company in June 2014, a total of 8,083,049 shares of the Company's common stock and 8,710,182 warrants (of which 627,133 warrants were subsequently returned to the Company in October 2014) ("Founders' Warrants") were sold to the Company's founders (the "Founders") for an aggregate purchase price of $3,212.

In June 2014 and July 2014, in a private placement (Private Placement 1), a total of 418,089 units, consisting of one share of common stock and one warrant, were sold to the initial investor investors ("Initial Investors") for an aggregate purchase price of $75,000 less offering costs of $7,500. In November 2014, the Company completed another private placement (Private Placement 2) of 2,355,233 units, consisting of one share of common stock and one warrant, raising $845,000 in gross offering proceeds less offering costs of $46,500. Taken together, the Private Placement 1 warrants and Private Placement 2 warrants are referred to collectively as the "Private Placement Warrants". Subsequently, in September 2015, the Company issued 1,393,629 shares of common stock resulting from the exercise of 1,393,629 Private Placement Warrants for cash proceeds of $1.25 million.

On April 28, 2016, the Company's IPO was consummated with the issuance of 1,060,000 units at an offering price of $5.00 per unit, with each unit consisting of one share of common stock and one warrant, with each warrant entitling the holder to purchase a share of common stock at $5.00 per share (the "IPO Issued Warrants"). The IPO resulted in gross cash proceeds of $5.3 million and $4.2 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses. The Company estimated the fair value of its common stock issued in the IPO using the guideline transaction method of the market approach and arrived at an estimated fair value of common stock of $3.50. See below for further information regarding the IPO Issued Warrants.

The remaining unexercised warrants issued in both the June 2014 inception transaction (the Founders Warrants discussed above) and the June and July 2014 private placement transactions (the Private Placement Warrants discussed above) - totaling 9,560,295 warrants - were converted into the same terms and conditions of the warrants issued in the Company's IPO (as discussed above), and are heretofore aggregated with the warrants issued in the Company's IPO, and are collectively referred to as "IPO Warrants".

In March 2017, the Company issued 400 shares of common stock resulting from the exercise of 400 warrants for cash proceeds of $2,000. In November 2016, the Company issued 20,732 shares of common stock resulting from the exercise of 40,000 warrants on a cashless basis. In December 2016, the Company issued 79 shares of common stock resulting from the exercise of 200 warrants on a cashless basis.

Note 12 — Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Warrants

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. The following table summarizes outstanding warrants to purchase common stock:

	Warrants Exercisable at
		Weighted		Weighted
		Average		Average
	March 31,	Exercise	December 31,	Exercise	Expiration
	2017	Price	2016	Price	Date
Equity classified warrants IPO Warrants	10,579,695	$5.00	10,580,095	$5.00	January 2022

Liability classified warrants Series A Warrants	422,838	$8.00	—	$—	April 2024

Total	11,002,533	$5.12	10,580,095	$5.00

Equity-Classified Warrants

IPO Warrants

The 1,060,000 warrants issued in the IPO have an exercise price of $5.00 per share, and became exercisable on October 28, 2016 and expire on January 29, 2022 or earlier upon redemption by the Company, under certain conditions, as discussed below. As discussed above, effective on the date of the IPO, the previously issued 9,560,295 warrants outstanding at the time of the April 28, 2016 IPO, automatically converted into warrants having the same terms and conditions as the 1,060,000 warrants issued in the Company’s IPO, and are aggregated with the 1,060,000 warrants issued in the Company's IPO, and are collectively referred to as IPO Warrants.

In March 2017, 400 IPO Warrants were exercised for cash proceeds of $2,000, resulting in the issuance of 400 shares of common stock. In November 2016, 40,000 IPO Warrants were exercised on a cashless basis, resulting in the issuance of 20,732 shares of common stock. In December 2016, 200 IPO Warrants were exercised on a cashless basis, resulting in the issuance of 79 shares of common stock.

Commencing April 28, 2017, the Company may redeem the outstanding IPO Warrants (other than those outstanding prior to the IPO held by the Company's management, founders, and members thereof, but including the warrants held by the initial investors), at the Company's option, in whole or in part, at a price of $0.01 per warrant:

•	at any time while the warrants are exercisable;
•	upon a minimum of 30 days' prior written notice of redemption;
•	if, and only if, the volume weighted average price of the Company's common stock equals or exceeds $10.00 (subject-to adjustment) for any 20 consecutive trading days ending three business days before the Company issues its notice of redemption, and provided the average daily trading volume in the stock is at least 20,000 shares per day; and,
•	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

The right to exercise will be forfeited unless the IPO Warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of an IPO Warrant will have no further rights except to receive the redemption price for such holder's IPO Warrant upon surrender of such warrant.

Note 12 — Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Unit Purchase Options

On April 28, 2016, the Company issued Unit Purchase Options ("UPO") to the selling agents in the Company’s IPO. The UPO provides for the purchase at an exercise price of $5.50 per Unit of 53,000 Units, with each Unit being identical to the units sold in the Company’s IPO, and therefore consisting of one share of common stock and one warrant to purchase a share of common stock at $5.00 per share. The Company estimated the fair value of the unit purchase options issued to the selling agents was $105,100, which was accounted for as offering costs of the Company's IPO. The fair value of the unit purchase options was determined using a Black-Scholes option pricing model with the following assumptions: fair value of the underlying unit of $5.00, dividend yield of 0.00%, expected volatility of 50%, risk free rate of 1.28% and remaining contractual term of 4.6 years.

IPO Warrants Registration Statement on Form S-1 (File No. 333-214288) - February 2017

The Company filed a Registration Statement on Form S-1 (File No. 333-214288), declared effective February 3, 2017, (the "February 2017 Form S-1") to register the issuance of 1,020,000 shares of the Company’s common stock upon the exercise of 1,020,000 remaining unexercised IPO Warrants (issued in the Company's IPO as discussed above). Additionally, the February 2017 Form S-1 registered (i) the issuance of 1,062,031 shares of the Company's common stock upon the exercise of 1,062,031 of the unexercised IPO Warrants (issued prior to the IPO), but only in the event such warrants are publicly transferred pursuant to Rule 144 prior to exercise, or (ii) the resale of such shares, but only in the event such warrants are exercised prior to being publicly transferred pursuant to Rule 144. Separately, in January 2017, the Company's CEO executed a transaction with a shareholder who had previously purchased shares of common stock and warrants in the Company's private financings prior to its IPO, under which the CEO purchased 25,000 IPO Warrants (issued prior to the IPO) from the shareholder. Accordingly, the shares of common stock underlying such IPO Warrants were not included in the February 2017 Form S-1.

Note 12 — Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Liability-Classified Warrants

Common stock warrants are accounted for as derivative liabilities if the warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock are at a lower price per share than the then-current warrant exercise price, as is the case for the Series A Warrants. The Company classifies derivative warrant liabilities on the condensed consolidated balance sheet as a current liability, initially measured at fair value at the time of issuance and subsequently remeasured at fair value at each quarterly balance sheet date, with changes in fair value recognized as income or expense on the condensed consolidated statement of operations.

Series A Warrants

The Series A Warrants may be exercised for one share of common stock at an initial exercise price of $8.00 per share, subject to adjustment, any time after the Company has obtained shareholder approval of the Preferred Stock Units private placement in accordance with Nasdaq Stock Market Rule 5635(d) (“Initial Exercise Date”), and expire after the close of business on April 30, 2024. The exercise price of the Series A Warrants will be reduced by a prescribed formula on a weighted average basis in the event the Company issues common stock, options, or convertible securities at a price lower than the exercise price of Series A Warrants immediately prior to such securities issuance. If at any time after the six (6) month anniversary of the January 26, 2017 date of the initial Closing, there is no effective registration statement registering, or no current prospectus available for, the resale of the shares underlying the Series A Warrants, then the Series A Warrants may also be exercised, in whole or in part, at such time by means of a “cashless exercise”. During the time the Series A Warrants are outstanding, the holders will be entitled to participate in dividends or other distributions on a pro rata basis based upon the equivalent number of common shares that would have been outstanding had the warrants been fully exercised. The Series A Warrants are not subject to redemption. The following table summarizes the estimated fair values of the Series A Warrants as of the dates indicated along with weighted average assumptions utilized in each calculation:

		Issue
		Dates
		Aggregated
	March 31,	Weighted
	2017	Average
Series A Warrants outstanding	422,838	422,838
Fair value per warrant	$7.72	$9.58
Calculated aggregate fair value	$3,264,309	$4,050,706
Value of common stock	$5.00	$5.73
Exercise price	$8.00	$8.00
Expected term (years)	7.1	7.2
Risk free rate	2.2%	2.3%
Volatility	48%	47%
Dividend yield	0%	0%

The fair value of the Series A warrants was determined using a Monte Carlo simulation. The valuation of the Series A Warrants is subjective and is affected by changes in inputs to the valuation model including the Company's common stock, and the assumptions regarding the likelihood and timing of dilutive transactions; the estimated volatility in the value of the Company’s equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate.

Note 12 — Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Series X Warrants - Series A Warrants Exchange Option

Through April 30, 2024, each Series A Warrant may be exchanged, at the option of the holder, into four Series X Warrants, with each Series X Warrants exercisable for one share of common stock at $6.00 per share. The Series X Warrants are exercisable commencing on the first trading day following the later of (i) the date stockholder approval has been obtained under Nasdaq Stock Market Rule 5635(d) or (ii) October 31, 2018, and ending April 30, 2024, or earlier upon redemption. Stockholder approval is scheduled to be effective on May 21, 2017. The Series X Warrants exercise price and number of shares of common stock issuable upon exercise of a Series X Warrant are subject to appropriate adjustment in the event of stock dividends, stock splits or similar events affecting the common stock. Holders may exercise Series X Warrants by paying the exercise price in cash or, at any time after the six-month anniversary of the Closing Date, there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Series X Warrant Shares by the holder, then the Series X Warrant may also be exercised, in whole or in part, at such time by means of a “cashless exercise”. At any time after April 30, 2019, the Company may, at its option, redeem all, but not less than all, of the outstanding Series X Warrants at a price of $0.01 per Series X Warrant if the volume weighted average price per share of the Common Stock has been at least $18.00 (as adjusted for stock splits, stock dividends, or similar events occurring after the initial Closing date) for twenty trading days out of the thirty trading day period ending three business days prior to the notice of redemption in addition to certain other conditions. As of March 31, 2017, the 422,838 Series A Warrants issued and outstanding which if fully exchanged for Series X Warrants would result in an aggregate issuance of 1,691,352 Series X Warrants.

Note 13 — Loss Per Share

Basic net loss per share is calculated by dividing the loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. As the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of incremental shares resulting from common stock equivalents would be anti-dilutive. The holders of the Series A Warrants have the same rights to receive dividends as the holders of common stock. As such, the Series A Warrants are considered participating securities under the two-class method of calculating net loss per share. The Company has incurred net losses to date, and as the holders of the Series A Warrants are not contractually obligated to share in the net losses, there is no impact on the Company's net loss per share calculation as of March 31, 2017. The following table sets forth the comparison of basic and diluted net loss per share - as reported and net loss per share attributable to common stockholders for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Numerator
Net loss - as reported	$(4,270,088)	$(696,880)
Series A Convertible Preferred Stock
Undeclared and accumulated dividends(1)	(26,440)	—
Net loss attributable to common stockholders	$(4,296,528)	$(696,880)

Denominator
Weighted-average common shares outstanding	13,330,891	12,250,000

Loss per share
Basic and diluted
- Net loss - as reported	$(0.32)	$(0.06)
- Net loss attributable to common stockholders	$(0.32)	$(0.06)

(1)	The Series A Convertible Preferred Stock provides for dividends at an 8% annual rate, compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company's Board of Directors. The Series A Convertible Preferred Stock dividends from April 1, 2017 through April 1, 2021 are payable-in-kind ("PIK") in additional shares of Series A Convertible Preferred Stock. The dividends may be settled, after April 1, 2021, at the option of the Company, through any combination of the issuance of additional Series A Convertible Preferred Stock, common shares, and /or cash payment. As of March 31, 2017, Series A Convertible Preferred Stock dividends totaling $26,440 or a payment-in-kind of 4,422 shares of Series A Convertible Preferred Stock, were earned, accumulated, and in arrears, as the Company's Board of Directors has not declared such dividends payable. Accordingly, the Company has not recognized a Series A Convertible Preferred Stock dividend payable liability as of March 31, 2017, and will not recognize such dividend payable liability until such dividends are declared by the Company's Board of Directors.

The following incremental shares resulting from common stock equivalents have been excluded from the computation of diluted weighted average shares outstanding as their inclusion would be anti-dilutive:

	March 31,
	2017	2016
IPO Warrants	10,579,695	9,560,295
Stock options	1,831,924	—
Unit purchase options as to shares of common stock	53,000	—
Unit purchase options as to shares underlying warrants	53,000	—
Series A Convertible Preferred Stock(2)	—	—
Series A Warrants(2)	—	—

Total	12,517,619	9,560,295

(2)	As of March 31, 2017, the issued and outstanding Series A Convertible Preferred Stock were not convertible into, and the Series A Warrants were not exercisable for, common stock, as such conversion and /or exercise is not permitted prior to the time stockholder approval has been obtained under Nasdaq Stock Market Rule 5635(d). Additionally, the Series X Warrants are exercisable commencing on the first trading day following the later of (i) the date stockholder approval has been obtained under Nasdaq Stock Market Rule 5635(d) or (ii) October 31, 2018, and ending on April 30, 2024, or earlier upon redemption. Stockholder approval is scheduled to be effective on May 21, 2017. As of March 31, 2017, such stockholder approval had not been obtained, and therefore they are not counted as common stock equivalents for purposes of determining diluted weighted average shares outstanding. Notwithstanding, at March 31, 2017, the 422,838 shares of Series A Convertible Preferred Stock, would result in 422,838 shares of newly issued common stock if-converted by dividing the $6.00 stated value by the current conversion price of $6.00 per share; and, the 422,838 Series A Warrants, would result in 422,838 shares of common stock if-exercised for newly issued shares of common stock. Alternatively, if the 422,838 Series A Warrants issued and outstanding at March 31, 2017 were exchanged for Series X Warrants on a four-to-one basis under the terms of the Series A Warrant agreement, the Series X Warrants would result in 1,691,352 shares of common stock if-exercised for newly issued shares of common stock.

Note 14 — Subsequent Events

Registered Exchange Offer - Registration Statement on Form S-4

On April 10, 2017, in connection with a proposed registered exchange offer, the Company filed with the SEC a Registration Statement on Form S-4 (File No. 333-217226) to exchange one share of the Company's common stock for a unit consisting of one share of the Company's common stock and one newly-issued Series X Warrant to purchase one share of the Company's common stock at an exercise price $6.00 per share. The Series X Warrant is exercisable commencing on the first trading day following the later of (i) the date stockholder approval has been obtained under Nasdaq Stock Market Rule 5635(d) or (ii) October 31, 2018, and ending on April 30, 2024, or earlier upon redemption. Stockholder approval is scheduled to be effective on May 21, 2017. The Series X Warrant exercise price and number of shares of common stock issuable upon exercise of a Series X Warrant are subject to appropriate adjustment in the event of stock dividends, stock splits or similar events affecting the common stock. The shares of common stock and the Series X Warrants will begin trading separately on the first trading day following the first anniversary of the expiration date of the aforementioned exchange offer.

Other Matters

Except as otherwise noted herein, the Company has evaluated subsequent events through the date of filing of this Quarterly Report on Form 10-Q, and determined there to be no events requiring adjustments to the unaudited condensed consolidated financial statements or disclosures therein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, as well as “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2016, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our limited operating history;
•	our financial performance, including our ability to generate revenue;
•	ability of our products to achieve market acceptance;
•	success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•	reliance upon additional financings to fund ongoing operating losses;
•	potential ability to obtain additional financing;
•	ability to sustain status as a going concern;
•	ability to protect our intellectual property;
•	ability to complete strategic acquisitions;
•	ability to manage growth and integrate acquired operations;
•	potential liquidity and trading of our securities;
•	regulatory or operational risks;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
•	our expectations regarding the time during which we will be an emerging growth company ("EGC") under the JOBS Act.

You should refer to the “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2016, and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2016, completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Overview

We are a highly-differentiated multi-product medical device company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization. We employ a business model focused on capital efficiency and speed to market. Since our inception on June 26, 2014, our activities have focused on advancing the lead products in our pipeline towards commercialization while protecting our intellectual property, expanding our management team, Board of Directors, and Medical Advisory Board, raising initial working capital through two private placements completed before our initial public offering, consummating our initial public offering in April 2016, and the closings of the issuance of Preferred Stock Units in the Preferred Stock private placement during the first quarter of 2017.

With regard to the products in our pipeline — PortIO, CarpX, NextCath, DisappEAR, NextFlo, and Caldus - among other things, we have:

•	filed final nonprovisional patent applications for PortIO, CarpX, NextCath, and Caldus and acquired a patent and related patent applications (one of which was subsequently granted) for NextFlo and entered into a licensing agreement with a group of academic centers securing the worldwide rights in perpetuity to a family of patents and patent applications underlying the DisappEAR product;

•	advanced, in partnership with our design and contract manufacturing partners, our PortIO product from concept to working prototypes, benchtop, animal, and cadaver testing, commercial design and development, verification and validation testing, and finally submission to the FDA for 510(k) clearance; FDA review currently in progress;

•	advanced, in partnership with our design and contract manufacturing partners, our CarpX product from concept to working prototypes, completed successful benchtop and cadaver testing confirming the device consistently cuts the transverse carpal ligament, as well as commercial design and development, pre-submission verification and validation testing in progress;

•	engaged a design and contract manufacturing firm with experience in extrusions which has completed initial design work on the first product in the NextCath project and completed head-to-head testing of retention forces, comparing our working prototype to several competing products, which has validated our approach;

•	engaged a design and contract manufacturing firm to design and develop of the DisappEAR product in collaboration with our academic partners at Tufts University and Harvard Medical School; initial phase involving transferring laboratory process for creating silk ear tubes into a commercial setting is in progress;

•	advanced the design and development of the NextFlo device, including a redesign which dramatically simplifies the product, lowers the projected cost of goods and expands its application to routine inpatient infusion sets;

•	selected three initial applications for our Caldus disposable tissue ablation platform technology – endovenous ablation of varicose veins, endoluminal ablation of fistula-in-ano and renal denervation for the treatment of hypertension; in collaboration with our design, engineering and manufacturing partners we have completed proof of principle testing demonstrating we can deliver temperatures of >90C to a balloon catheter for at least 20 minutes of ablation time and histologically confirmed tissue necrosis in a wide variety of tissues and organs in a pig model; we are currently optimizing the design of the renal denervation balloon and catheter and enhancing the design of the infusion device to higher specifications including temperatures up to 140C and significantly higher flow rates;

•	we remain actively engaged with our full-service regulatory consulting partner who is working closely with our contract design, engineering and manufacturing partners as our products advance towards regulatory submission, clearance, and commercialization;

•	we are evaluating a number of product opportunities and intellectual property covering a spectrum of clinical conditions, which have been presented to us by clinician innovators and academic medical centers, for consideration of a partnership to develop and commercialize these products; we are also exploring opportunities to partner with larger medical device companies to commercialize our lead products as they move towards regulatory clearance and commercialization; we are evaluating strategic merger and acquisition opportunities which synergize with our growth strategy; and,

•	we continue to advance additional internal conceptual phase projects in clinical areas including delivery of tumescent local anesthesia, ECMO, sleep apnea and endotracheal intubation; and will accelerate their development commensurate with available capital and other resources.

Going Concern

The provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements - Going Concern (ASC Topic 205-40) requires management to assess an entity's ability to continue as a going concern within one year of the date of the financial statements are issued. In each reporting period (including interim periods), an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity's ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

We are an early stage and emerging growth company and have not generated any revenues to date. As such, we are subject to all of the risks associated with early stage and emerging growth companies. Since inception, we have incurred losses and negative cash flows from operating activities. We do not expect to generate positive cash flows from operating activities in the near future until such time, if at all, the Company completes the development process of its products, including regulatory approvals, and thereafter begins to commercialize and achieve substantial acceptance in the marketplace for the first series of products in its medical device portfolio.

We incurred net losses of $4,270,088, and had net cash flows used in operating activities of $1,825,107 for the three months ended March 31, 2017. At March 31, 2017, we had an accumulated deficit of $11,971,923, negative working capital of $73,867 and cash of $905,656 (excluding the Series A Warrants and the derivative liability). We do not expect to experience positive cash flows from operating activities in the near future, if at all. We anticipate incurring operating losses in the near future and may incur operating losses for the next several years as it completes the development of its products and seeks regulatory approvals to market such products. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

We estimate our current cash resources absent any additional sources of cash, is sufficient to fund our operations through May 2017. Accordingly, we do not have sufficient cash resources to fund its anticipated operating losses for the next twelve months and we must raise additional funds to support our operating and capital expenditures beyond May 2017.

Our ability to fund its operations is dependent upon management's plans, which include raising additional capital, obtaining regulatory approvals for its products currently under development, commercializing and generating revenues from products currently under development, and continuing to control expenses. We have engaged financial advisory firms to assist with its financing efforts, including issuing additional securities under the Preferred Stock Unit private placement - see Note 12, Convertible Preferred Stock, Stockholders Deficit, and Warrants, for further information regarding the Preferred Stock Unit private placement transaction. However, there is no assurance we will be successful in these efforts, including the issuance of additional Preferred Stock Units.

A failure to raise sufficient capital, obtain regulatory approvals of our products, generate sufficient product revenues, or control expenditures, among other factors, will adversely impact our ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives and therefore raises substantial doubt of our ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should we be unable to continue as a going concern.

Recent Developments

Our Board of Directors has authorized the issuance of up to a total of 1.25 million Preferred Stock Units, including 500,000 units authorized on January 21, 2017 and 750,000 units on May 10, 2017. On January 26, 2017, the Company entered into a Securities Purchase Agreement pursuant to which the Company may issue up to an aggregate of $3,000,000 (subject to increase) of Preferred Stock Units at a price of $6.00 per Preferred Stock Unit, in a private placement transaction. The Preferred Stock Unit consists of one share of Series A Convertible Preferred Stock and one Series A Warrant - with each share of Series A Convertible Preferred Stock convertible into a number of shares of common stock equal to the stated value of $6,00 per share divided by the initial conversion price of $6.00, subject to adjustment; and each Series A Warrant exercisable for one share of common stock at an initial exercise price of $8.00 per share, subject to adjustment. Further, through April 30, 2024, each Series A Warrant may also be exchanged, at the option of the holder, into four Series X Warrants, each of which is exercisable for one share of common stock at $6.00 per share, with such Series X Warrant exercise price not subject-to further adjustment. The Series A Convertible Preferred Stock and Series A Warrants are immediately separable upon their issuance. The Series A Convertible Preferred Stock is not convertible and Series A Warrants are not exercisable, prior to the time stockholder approval has been obtained under Nasdaq Stock Market Rule 5635(d). The Series X Warrants are exercisable commencing on the first trading day following the later of (i) the date stockholder approval has been obtained under Nasdaq Stock Market Rule 5635(d) or (ii) October 31, 2018, and ending on April 30, 2024, or earlier upon redemption. Stockholder approval is scheduled to be effective on May 21, 2017.

At the initial closing on January 26, 2017, and at subsequent closings on January 31, 2017 and March 8, 2017, a total of 422,838 Preferred Stock Units were issued for aggregate gross proceeds of approximately $2.5 million and net proceeds of approximately $2.1 million, after payment of offering costs, including placement agent fees, escrow agent fees, and legal fees. The Preferred Stock Units private placement will remain open for subsequent closings, if any, in which the remaining authorized Preferred Stock Units may be issued. See Note 12, Stockholders' Deficit, for a discussion of the Preferred Stock Units private placement.

In connection with the Preferred Stock Units private placement, we entered into a registration rights agreement with participating private placement investors, requiring us to file a registration statement with the SEC registering for resale the maximum number of common shares issuable upon conversion of the issued Series A Convertible Preferred Shares and the exercise of the Series A Warrants or, if converted, the Series X Warrants. The registration rights agreement required us to file a registration statement registering the underlying common shares no later than sixty (60) days from the initial closing date of the Preferred Stock Units private placement and to use commercially reasonable best efforts to have such registration statement declared effective no later than one hundred and fifty (150) days from the initial closing date. We timely filed the initial registration statement on Form S-1 (File No. 333-216963) with the SEC on March 27, 2017, and on May 5, 2017, we filed Amendment No. 1 to the Form S-1.

On April 10, 2017, in connection with a proposed registered exchange offer, we filed with the SEC a Registration Statement on Form S-4 (File No. 333-217226) to exchange one share of our common stock for a unit consisting of one share of our common stock and one newly-issued Series X Warrant to purchase one share of common stock at an exercise price $6.00 per share. The Series X Warrant is exercisable commencing on the first trading day following the later of (i) the date stockholder approval has been obtained under Nasdaq Stock Market Rule 5635(d) or (ii) October 31, 2018, and ending April 30, 2024, or earlier upon redemption. Stockholder approval is scheduled to be effective on May 21, 2017. The Series X Warrant exercise price and number of shares of common stock issuable upon exercise of a Series X Warrant are subject to appropriate adjustment in the event of stock dividends, stock splits or similar events affecting the common stock. The shares of common stock and the Series X Warrants will begin trading separately on the first trading day following the first anniversary of the expiration date of the aforementioned exchange offer.

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

We incurred approximately $2.9 million in research and development costs from June 26, 2014 (inception) through March 31, 2017. We plan to increase our research and development expenses for the foreseeable future as we continue development of our products.

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

In assessing the recoverability of deferred tax assets, we consider whether it is more-likely-than-not some portion or all of the deferred tax assets will not be realized. If we determine it is more-likely-than-not certain future tax benefits may not be realized, a valuation allowance reserve is recognized for the amount of the deferred tax asset unlikely to be realized. Realization of the remaining deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdiction, the reversal of deferred tax liabilities, tax planning strategies, and other factors prior to the expiration date of the tax carryforwards. A change in the estimates used to make this determination could require a reduction in the valuation allowance for deferred tax assets if they become realizable. At March 31, 2017 and December 31, 2016, we concluded a full valuation allowance is necessary for our deferred tax assets.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
Revenue	$—	$—
Operating expense
General and administrative expenses	1,499,552	517,739
Research and development expenses	656,713	179,141
Total operating expenses	2,156,265	696,880
Loss from operations	(2,156,265)	(696,880)

Loss on the issuance of Preferred Stock Units	(3,124,285)	—

Change in fair value of series A Warrants	786,397	—
Change in fair value of derivative liability	224,065	—

Loss before income tax	(4,270,088)	(696,880)
Income tax	—	—
Net loss	(4,270,088)	(696,880

Series A Convertible Preferred Stock dividends	(26,440)	—

Net loss attributable to common stockholders	$(4,296,528)	$(696,880)

Revenue

We have not generated any revenues to date. Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize products.

General and administrative expense

The following table summarizes our general and administrative expense incurred during the three months ended March 31, 2017 and 2016:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2017	2016	$ Change	% Change
Compensation and related personnel costs	$265,953	$185,251	$80,702	44%
Stock-based compensation	242,452	—	242,452	100%
Outside professional services	804,113	254,830	549,283	216%
Facility related costs	47,838	27,730	20,108	73%
Travel related costs	21,758	32,562	(10,804)	(33)%
Board related costs	72,500	—	72,500	100%
Other operating costs	44,938	17,366	27,572	159%
Total general and administrative expenses	$1,499,552	$517,739	$981,813	190%

In general, the higher general and administrative expenses incurred during the three months ended March 31, 2017 is principally driven by additional costs from the broader scale of our operations as well as increased costs for investor relations and public company reporting requirements when compared to the three months ended March 31, 2016.

Our general and administrative expenses for the three months ended March 31, 2017 were $1,499,552 and for the three months ended March 31, 2016 were $517,739. The increased expense of $981,813 for the period is principally due to higher compensation costs of $80,702, increased stock-based compensation expense of $242,452, which includes $51,389 of stock-based compensation expense related to the stock option modifications at March 31, 2017 related to the stock option grant previously awarded to the Company's former Chief Financial Officer, increased outside professional services of $549,283, increased facility and office related costs of  $20,108 related to our leased corporate office space, and board of directors fees of $72,500, offset by lower travel related costs of $10,804. The increase in Other operating costs includes higher premiums for directors and officers insurance as a public company.

The increase in outside professional services during the three months ended March 31, 2017 of $549,283 is principally comprised of higher consulting and professional fees of $103,079 (which includes consulting fees incurred of $75,000 under the HCP /Advisors consulting agreement and $60,000 related to the HCFP /Strategy Advisors, which are affiliated with certain of our officers and directors - see “Contractual Obligations” below for further details on these agreements); along with increased investor relations and marketing costs of $180,337, increased accounting, legal, printing, and stockholder related costs of $247,427 associated with SEC reporting and public company requirements, increased regulatory consulting costs of $26,116, offset by lower legal fees and costs related to intellectual property matters of $7,676. During the three months ended March 31, 2016, the Company incurred $75,000 of fees under the HCP /Advisors consulting agreement, but did not incur any costs under the HCFP /Strategy Advisors and Swartwood Hesse agreements. Additionally, during the three months ended March 31, 2016, the Company had lower comparable costs for investor relations and compliance with SEC reporting and public company requirements, as the Company did not fully transition to a public reporting entity until our IPO in April 2016.

Additionally, we issued stock options which resulted in the recognition of stock-based compensation expense in the three months ended March 31, 2017 in the amount of $242,452, which includes $51,389 of stock-based compensation expense related to the stock option modifications at March 31, 2017 related to the stock option grant previously awarded to the Company's former CFO. There was no stock-based compensation expense in the three months ended March 31, 2016, as the stock options were granted in April 2016. The board of director compensation expense was $72,500 for the three months paid to non-executive members of the board. There was no board of directors compensation expense in the three months ended March 31, 2016, as such compensation commenced upon the completion of our IPO on April 28, 2016.

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2017 and 2016:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2017	2016	$ Change	% Change
Compensation and related personnel costs	$77,133	$—	$77,133	100%
Stock-based compensation	30,228	—	30,228	100%
Outside professional services	549,352	179,141	370,211	207%
Patent license fees	—	—	—	—
Regulatory filing fees	—	—	—	—
Total research and development expenses	$656,713	$179,141	$477,572	267%

In general, the increased research and development expenses incurred during the three months ended March 31, 2017 are due to the increased activities in support of advancing the Company’s products toward FDA submittals as compared with limited and early research and development efforts on just certain of the products during the three months ended March 31, 2016.

Research and development expenses incurred for the three months ended March 31, 2017 were $656,713 and for the three months ended March 31, 2016 were $179,141. The increase in costs of $477,572 during the period was principally due to the Company being engaged in the development of all of its products while during the three months ended March 31, 2016 we incurred limited research and development expenses on just certain our products.

We incurred $77,133 of compensation expense classified as research and development cost, principally related to the services provided by our Chief Medical Officer (CMO). There was no compensation expense for the prior year period as the CMO's employment commenced in July 2016. Additionally, we issued stock options which resulted in the recognition of stock-based compensation expense classified as research and development expense in the amount of $30,228 during the three months ended March 31, 2017. Research and development spending through outside service providers increased by $370,211 during the three months ended March 31, 2017 when compared to the same period in 2016.

Other Income and Expense

Loss Related to issuance of Preferred Stock Units

The issuance of the Preferred Stock Units resulted in the recognition of a $3,124,285 loss, resulting from the aggregate fair value of the Series A Warrant liability and the Series A Convertible Preferred Stock conversion option embedded derivative liability being in excess of the Preferred Stock Units issuance gross proceeds, with such excess amounting to $2,735,657, along with offering costs of $388,628 which were also recognized as a current period expense, summarized as follows:

Preferred
Stock Units
Issue Dates
(Aggregate)
Preferred Stock Units issuance gross proceeds	$2,537,012
Less: Series A Warrants initial fair value	(4,050,706)
Less: Conversion option embedded derivative liability initial fair value	(1,221,963)
Excess of fair value over gross proceeds	(2,735,657)
Offering costs	(388,628)
Loss on issuance of Preferred Stock Units	$(3,124,285)

Change in fair value of series A Warrant liability

The Series A Warrants are accounted for as derivative liabilities as the warrants provide for modification of the warrant exercise price in the event subsequent sales of common stock at a lower price per share than the then-current warrant exercise price. The Series A Warrants are initially measured at fair value at the time of issuance and subsequently remeasured at fair value at each quarterly balance sheet reporting date, with changes in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations. A reconciliation of the Series A Warrants liability is a follows:

Series A Warrants Liability	March 31, 2017
Balance at December 31, 2016	$—
Initial fair value on dates of issuance	4,050,706
Change in fair value	(786,397)
Balance at March 31, 2017	$3,264,309

The following table summarizes the estimated fair values of the Series A Warrants as of the dates indicated along with weighted average assumptions utilized in each calculation.

		Issue
		Dates
		Aggregated
	March 31,	Weighted
	2017	Average
Series A Warrants outstanding	422,838	422,838
Fair value per warrant	$7.72	$9.58
Calculated aggregate fair value	$3,264,309	$4,050,706
Value of common stock	$5.00	$5.73
Exercise price	$8.00	$8.00
Expected term (years)	7.1	7.2
Risk free rate	2.2%	2.3%
Volatility	48%	47%
Dividend yield	0%	0%

The fair value of the Series A warrants was determined using a Monte Carlo simulation. The valuation of the Series A Warrants is subjective and is affected by changes in inputs to the valuation model including the value of the Company's common stock, and assumptions regarding the likelihood and timing of dilutive transactions; the estimated volatility in the value of the Company’s equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate.

Change in fair value of Series A Convertible Preferred Stock conversion option embedded derivative liability

The Series A Convertible Preferred Stock conversion option is accounted for as a bifurcated embedded derivative liability, initially measured at fair value at the time of issuance and subsequently remeasured at fair value at each quarterly balance sheet reporting date, with changes in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations. A reconciliation of the Series A Convertible Preferred Stock conversion option embedded derivative liability is a follows:

Series A Preferred Stock
Conversion Option
Embedded Derivative Liability	March 31, 2017
Balance at December 31, 2016	$—
Initial fair value on dates of issuance	1,221,963
Change in fair value	(224,065)
Balance at March 31, 2017	$997,898

The following table summarizes the estimated fair values of the Series A Convertible Preferred Stock conversion option embedded derivative liability as of the dates indicated along with assumptions utilized in each calculation.

		Issue
		Dates
		Aggregated
	March 31,	Weighted
	2017	Average
Fair value per conversion option	$2.36	$2.89
Series A Convertible Preferred Stock outstanding	422,838	422,838
Calculated aggregate fair value	$997,898	$1,221,963
Value of common stock	$5.00	$5.73
Expected term (years)	7.1	7.2
Volatility	48%	47%
Risk-free interest rate	2.2%	2.3%
Dividend yield	0%	0%

The fair value of the Series A Convertible Preferred Stock conversion option embedded derivative liability was determined using a Monte Carlo simulation. The valuation of the Series A Convertible Preferred Stock conversion option embedded derivative liability is subjective and is affected by changes in inputs to the valuation model including the value of the Company's common stock, and the assumptions regarding the likelihood and timing of dilutive transactions; the estimated volatility in the value of the Company’s equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate.

Non-GAAP Financial Measures

The factors described above resulted in net loss attributable to common stockholders of $4,270,088 during the three months ended March 31, 2017, as compared to net loss attributable to common stockholders of $696,880 for the three months ended March 31, 2016.

To supplement our condensed consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) within this Quarterly Report on Form 10-Q, management provides certain non-GAAP financial measures of the Company's financial results. These non-GAAP financial measures include net loss before interest, taxes, depreciation, and amortization (“EBITDA”) and non-GAAP Adjusted Loss, which further adjusts EBITDA for stock-based compensation expense, loss on the issuance of Preferred Stock Units, the change in fair value of the Series A Warrant liability, and the change in fair value of the Series A Convertible Preferred Stock conversion option embedded derivative liability. The foregoing non-GAAP financial measures of EBITDA and non-GAPP Adjustment Loss are not recognized terms under U.S. GAAP.

The non-GAAP financial measures are presented with the intent of providing greater transparency to information used by us in our financial performance analysis and operational decision-making. We believe these non-GAAP financial measures provide meaningful information to assist investors, shareholders, and other readers of our unaudited condensed consolidated financial statements in making comparisons to our historical financial results and analyzing the underlying performance of our results of operations. These non-GAAP financial measures are not intended to be, and should not be, a substitute for, considered superior to, considered separately from, or as an alternative to, the most directly comparable GAAP financial measures.

These non-GAAP financial measures are provided to enhance readers’ overall understanding of our current financial results and to provide further information for comparative purposes. Management believes the non-GAAP financial measures provide useful information to management and investors by isolating certain expenses, gains and losses that may not be indicative of our core operating results and business outlook. Specifically, the non-GAAP financial measures include non-GAAP adjusted loss and its presentation is intended to help the reader understand the effect of the loss on the issuance of the Preferred Stock Units and derivative accounting for non-cash charges on financial performance. In addition, management believes non-GAAP financial measures enhance the comparability of results against prior periods.

A reconciliation to the most directly comparable GAAP measure of all non-GAAP financial measures included in this report is as follows:

	Three Months Ended March 31,
	2017	2016	$ Change
Net loss attributable to common stockholders	$(4,296,528)	$(696,880)	$(3,599,648)
Series A Convertible Preferred Stock dividends	26,440	—	26,440
Net loss - as reported	(4,270,088)	(696,880)	(3,573,208)

Adjustments
Depreciation expense(1)	1,702	132	1,570
Interest expense	—	—	—
Income tax provision	—	—	—

EBITDA	(4,268,386)	(696,748)	(3,571,638)

Stock-based compensation expense(2)	272,680	—	272,680
Loss on the issuance of Preferred Stock Units(3)	3,124,285	—	3,124,285
Change in fair value of Series A Warrants(4)	(786,397)	—	(786,397)
Change in fair value of derivative liability(5)	(224,065)	—	(224,065)

Non-GAAP adjusted loss	$(1,881,883)	$(696,748)	$(1,185,135)

(1)	Included in general and administrative expenses in the condensed consolidated statement of operations.

(2)	Stock-based compensation expense of $242,452, which includes $51,389 of stock-based compensation expense related to the stock option modifications at March 31, 2017 related to the stock option grant previously awarded to the Company's former Chief Financial Officer, is included in general administrative expenses; and, $30,228 is included in research and development expenses, in the condensed consolidated statement of operations. There was no stock-based compensation expense in the three months ended March 31, 2016, as the stock options were granted in April 2016.

(3)	The issuance of the Preferred Stock Units resulted in the recognition of a $3,124,285 current period charge, resulting from the aggregate fair value of the Series A Warrants and the derivative liability being in excess of the Preferred Stock Units issuance gross proceeds, with such excess amounting to $2,735,657, along with offering costs of $388,628 also recognized as a current period expense in the unaudited condensed consolidated statement of operations. The Preferred Stock Units were issued in the three months ended March 31, 2017, and therefore there was no comparable amount in the prior year period.

(4)	The Series A Warrants are initially measured at fair value at the time of issuance and subsequently remeasured at fair value at each quarterly balance sheet reporting date, with changes in fair value recognized as other income or expense in the condensed consolidated statement of operations. The Preferred Stock Units were issued in the three months ended March 31, 2017, and therefore there was no comparable amount in the prior year period.

(5)	The Series A Convertible Preferred Stock conversion option is accounted for as a bifurcated embedded derivative liability, initially measured at fair value at the time of issuance and subsequently remeasured at fair value at each reporting period, with changes in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations. The Preferred Stock Units were issued in the three months ended March 31, 2017, and therefore there was no comparable amount in the prior year period.

Liquidity and Capital Resources

We are an early stage and emerging growth company and have not generated any revenues to date. As such, we are subject to all of the risks associated with early stage and emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. We do not expect to generate positive cash flows from operating activities in the near future until such time, if at all, the Company completes the development process of its products, including regulatory approvals, and thereafter, begins to commercialize and achieve substantial acceptance in the marketplace for the first of a series of products in its medical device portfolio. These factors raise substantial doubt of the Company's ability to continue as a going concern.

Since June 26, 2014 (inception), we have financed our operations principally through an aggregate of approximately $8.4 million of equity financing, including: approximately $2.1 million of net proceeds from private offerings of our common stock and warrants issued prior to our IPO; approximately $4.2 million of net cash proceeds resulting from our IPO on April 28, 2016; and, approximately $2.1 million of net proceeds from the Preferred Stock Units private placement in 2017.

We have incurred net losses of $4,270,088 and $696,880 for the three months ended March 31, 2017 and 2016, respectively. The net cash flows used in operating activities was $1,825,107 and $518,688 during the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, we had an accumulated deficit of $11,971,923, negative working capital of $73,867, including cash of $905,656, (excluding the Series A Warrants and derivative liability). We anticipate incurring operating losses in the near future and may incur operating losses for the next several years as we complete the development of our products and file for and request regulatory approvals to market our products.

Our Board of Directors has authorized the issuance of up to a total of 1.25 million Preferred Stock Units, including authorizing 500,000 units on January 21, 2017 and 750,000 units on May 10, 2017. On January 26, 2017, we entered into a Securities Purchase Agreement pursuant to which we may issue up to an aggregate of $3,000,000 (subject to increase) of Preferred Stock Units at a price of $6.00 per Preferred Stock Unit, in a private placement transaction. The Preferred Stock Unit consists of one share of Series A Convertible Preferred Stock and one Series A Warrant. Each share of Series A Convertible Preferred Stock is convertible into a number of shares of common stock equal to the stated value of $6,00 per share divided by the initial conversion price of $6.00, subject to adjustment. Each Series A Warrant is exercisable for one share of common stock at an initial exercise price of $8.00 per share, subject to adjustment. Further, through April 30, 2024, each Series A Warrant may also be exchanged, at the option of the holder, into four Series X Warrants, each of which is exercisable for one share of common stock at $6.00 per share, with such Series X Warrant exercise price not subject-to further adjustment. The Series A Convertible Preferred Stock and Series A Warrants are immediately separable upon their issuance. The Series A Convertible Preferred Stock is not convertible and Series A Warrants are not exercisable, prior to the time stockholder approval has been obtained under Nasdaq Stock Market Rule 5635(d). The Series X Warrants are exercisable commencing on the first trading day following the later of (i) the date stockholder approval has been obtained under Nasdaq Stock Market Rule 5635(d) or (ii) October 31, 2018, and ending on April 30, 2024, or earlier upon redemption. Stockholder approval is scheduled to be effective on May 21, 2017.

At the initial closing on January 26, 2017, and at subsequent closings on January 31, 2017 and March 8, 2017, a total of 422,838 Preferred Stock Units were issued for aggregate gross proceeds of approximately $2.5 million and net proceeds of approximately $2.1 million, after payment of offering costs, including, placement agent fees, escrow agent fees, and legal fees. The Preferred Stock Units private placement will remain open for subsequent closings, if any, in which the remaining authorized Preferred Stock Units may be issued.

We estimate, absent any additional sources of cash, we have insufficient resources to fund our operations for the foreseeable future. Our ability to fund our operations is dependent upon management's plans, which include raising additional capital, obtaining regulatory approvals for our products currently under development, commercializing and generating revenues from products currently under development, and continuing to control expenses. We have engaged financial advisory firms to assist us with our financing efforts, including issuing additional securities under the Preferred Stock Unit private placement. However, there is no assurance we will be successful in these efforts, including the sale of additional Preferred Stock Units.

A failure to raise sufficient capital, obtain regulatory approvals for our products, generate sufficient product revenues, or control expenditures, among other factors, will adversely impact our ability to meet our financial obligations as they become due and payable and to achieve our intended business objectives and therefore raises substantial doubt of our ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should we be unable to continue as a going concern.

Cash flows and liquidity

The following table sets forth the primary sources and uses of cash flows for each period set forth below:

	Three Months Ended March 31,
	2017	2016
Net cash flows (used in) or provided by:
Operating activities	$(1,825,107)	$(518,688)
Investing activities	(5,301)	(12,528)
Financing activities	2,150,384	—
Net increase (decrease) in cash	319,976	(531,216)
Cash, beginning of period	585,680	767,268
Cash, end of period	$905,656	$236,052

Net cash flows used in operating activities

The net cash flows used in operating activities amounted to $1,825,107 for the three months ended March 31, 2017 and consisted of a net loss of $4,270,088, adjusted for the $3,124,285 loss related to the issuance of preferred stock units, $786,397 resulting from the change in fair value of the Series A Warrants, and $224,065 resulting from the change in fair value of the Series A Convertible Preferred Stock conversion option embedded derivative liability, along with depreciation of  $1,702, stock based compensation of $272,680, and a net increase of $56,776 in operating assets and liabilities. The significant items in the change in operating assets and liabilities include a net increase in accounts payable and accrued expenses of $68,129, a $13,647 decrease in prepaid expenses and other current assets, offset by an increase of $25,000 in prepaid fees to a related party.

During the three months ended March 31, 2016, net cash flows used in operating activities amounted to $518,688 and consisted of a net loss of $696,880, adjusted for depreciation of $132 and a net increase in operating assets and liabilities of $178,060. The significant items in the net change in operating assets and liabilities included increases in accounts payable and accrued expenses of $260,149, offset by an increase of $57,089 in prepaid expenses and other current assets, and an increase of $25,000 in prepaid fees to a related party.

Net cash flows used in investing activities

Net cash flows used in investing activities related to the purchases of computer and research equipment, totaling $5,301 and $12,528 in the three months ended March 31, 2017 and 2016, respectively.

Net cash flows provided by financing activities

Net cash flows provided by financing activities amounted to $2,150,384 for the three months ended March 31, 2017, including $2,537,012 resulting from the issuance of Preferred Stock Units, offset by $388,628 of offering costs, and $2,000 from the exercise of warrants for cash.

Series A Convertible Preferred Stock Dividends

The Series A Convertible Preferred Stock provides for dividends at an 8% annual rate, compounded quarterly, accumulate, and are payable in arrears upon being declared by our Board of Directors. The Series A Convertible Preferred Stock dividends from April 1, 2017 through April 1, 2021 are payable-in-kind ("PIK") in additional shares of Series A Convertible Preferred Stock. The dividends may be settled, after April 1, 2021, at the our option, through any combination of the issuance of additional Series A Convertible Preferred Stock, common shares, and /or cash payment. As of March 31, 2017, Series A Convertible Preferred Stock dividends totaling $26,440 or a payment-in-kind of 4,422 shares of Series A Convertible Preferred Stock, were earned, accumulated, and in arrears, as our Board of Directors has not declared such dividends payable. Accordingly, we have not recognized a Series A Convertible Preferred Stock dividend payable liability as of March 31, 2017, and will not recognize such dividend payable liability until such dividends are declared by our Board of Directors.

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

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

At March 31, 2017 and December 31, 2016, the carrying values of cash, accounts payable, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments. At March 31, 2017, the carrying values of the warrant and the derivative liability are measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement. At December 31, 2016 the Company does not have any assets or liabilities required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

Warrant Liability and Embedded Derivative Liability

The Company evaluates its financial instruments to determine if those instruments or any potential embedded components of those instruments qualify as derivatives that need to be separately accounted for in accordance with FASB ASC Topic 815, Derivatives and Hedging . Embedded derivatives satisfying certain criteria are recorded at fair value at issuance and marked-to-market at each quarterly balance sheet reporting date with the change in the fair value recorded as income or expense. In addition, upon the occurrence of an event that requires the derivative liability to be reclassified to equity, the derivative liability is revalued to fair value at that date.

The Company accounts for warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Warrants that allow for cash settlement or provide for certain modifications of the warrant exercise price are accounted for as derivative liabilities. The Company uses level 3 inputs to value warrants classified as liabilities, as they have down-round provisions which allow the exercise price to be adjusted as a result of certain future financing transactions. The estimated fair values of the warrant liabilities with down-round protection were determined using a Monte Carlo simulation which takes into account the probabilities of certain events occurring over the life of the warrants. The fair value of the derivative liability is remeasured at each reporting period, with any decrease or increase in the estimated fair value being recorded in other income (expense).

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

Going Concern

The provisions of FASB ASC Topic 205-40, Presentation of Financial Statements - Going Concern (ASC Topic 205-40) requires management to assess an entity's ability to continue as a going concern within one year of the date of the financial statements are issued. In each reporting period (including interim periods), an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity's ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued. We have incorporated specific disclosures within our financial statements stating there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the financial statement issuance date. See Liquidity and Capital Resources above for a discussion of our liquidity and going concern status.

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

Contractual Obligations

The Company leases office space for its corporate office, which initially provided for two consecutive six month terms beginning on February 1, 2016, rent payments of $9,500 per month and the option to cancel the lease agreement at the end of the initial six-month term at the election of the Company. Subsequently, the lease agreement was amended to add additional office space at an additional rate of $4,400 per month, and extended the lease term through May 31, 2017. In March 2017, the office space was reduced, resulting in a $650 per month reduction in monthly lease payment. The lease agreement includes a 5% increase in monthly rent effective on each twelve month anniversary. After the May 31, 2017 lease term expiration, the lease term is on a month-to-month basis, which may be cancelled by the Company with three months written notice. At this time, the Company intends to lease the office space on a month-to-month basis after the May 31, 2017 lease term expiration. Total rent expense incurred under the corporate office space lease arrangement was $42,126 and $19,000 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, the Company’s future minimum lease payments totaled $27,450 for the period April 1, 2017 to the May 31, 2017 lease expiration date; and, the future minimum lease payments totaled an additional $140,123 payable for the period June 1, 2017 to March 31, 2018, with respect to the lease arrangement on a month-to-month basis.

Effective October 2015, the Company entered into a three-year management services agreement through October 2018 with HCP/Advisors LLC, an affiliate of a director of the Company. Pursuant to the HCP/Advisors LLC agreement, such entity has agreed to provide the Company with certain management services, including without limitation identifying potential corporate opportunities, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers, and other advisory services as may be mutually agreed upon. The Company has agreed to pay HCP/Advisors LLC an initial monthly fee of $35,000 commencing as of November 1, 2015, and thereafter, a monthly fee of $25,000 through October 31, 2018. Under this agreement, the Company incurred fees of $75,000 in each of the three months ended March 31, 2017 and 2016, respectively.

Effective September 2016, the Company entered into a consulting agreement with HCFP /Strategy Advisors LLC, an affiliate of certain directors and officers of the Company (the "HCFP Strategic Advisory Agreement"). Under the HCFP Strategic Advisory Agreement, HCFP /Strategy Advisors had been engaged for an initial term of five months through February 14, 2017, to provide various strategic advisory services, including: to provide strategic business planning, to identify and assist with potential sources of financing arrangements, to promote the Company to various potential investors, and to provide strategic advisory services as reasonably requested by the Company. The HCFP Strategic Advisory Agreement provided for an initial total fee of $110,000, with $30,000 paid upon execution of the agreement and four payments of $20,000 per month from October 2016 to January 2017. Subsequently, on February 17, 2017, the Company and HCFP /Strategy Advisors LLC executed an extension of the HCFP Strategic Advisory Agreement effective as of February 15, 2017, extending the services through May 14, 2017 and obligating the Company to fund three payments of $20,000 per month from February 2017 to April 2017. The Company incurred expense of $60,000 in the three months ended March 31, 2017 under the HCFP Strategic Advisory Agreement.

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

In January 2017, the Company entered into an agreement with Xzerta Trading LLC d/b/a HCFP /Capital Markets ("HCFP /Capital Markets"), an affiliate of certain directors and officers of the Company, wherein HCFP /Capital Markets was engaged to be the Company's exclusive placement agent in an offering of securities ("the HCFP /Capital Markets Placement Agent Agreement"), including the Preferred Stock Units private placement transaction. Under the HCFP /Capital Markets Placement Agent Agreement, HCFP /Capital Markets is paid a fee of 7.0% of the gross proceeds realized in the securities offering, plus reimbursement of certain out-of-pocket costs. The term of the HCFP /Capital Markets Placement Agent Agreement is from the January 2017 execution date to the later of June 30, 2017, or the completion or termination of any other potential transactions in conjunction with the Preferred Stock Units private placement transaction. The Company incurred $177,576 of fees paid to HCFP /Capital Markets in connection with the issuances of Preferred Stock Units in the three months ended March 31, 2017.

Effective November 1, 2014, the Company entered into an employment agreement with its CEO (the “CEO Employment Agreement”) for a five-year term with an initial base salary of $240,000 per year, from November 1, 2014 to October 31, 2015. The base salary of $240,000 from November 1, 2014 to October 31, 2015 along with a $124,583 bonus payment was payable to the CEO only upon and subject to the consummation of the Company's IPO. As of December 31, 2015, the Company determined the likelihood of the IPO was probable and, therefore, a liability of $364,583 was recognized at December 31, 2015. In May 2016, as a result of the closing of the Company’s IPO on April 28, 2016, the accrued salary and bonus compensation payable at December 31, 2015 was paid to the CEO. Effective November 1, 2015, the base salary was increased to $295,000 per year. The CEO Employment Agreement provides for a guaranteed bonus equal to 50% of base salary, beginning on January 1 of each year effective January 1, 2016. Additionally, the CEO will also be eligible to earn discretional annual performance bonuses upon meeting certain objectives as determined by the Board of Directors. Effective as of December 31, 2016, the CEO agreed to waive his right to the guaranteed bonus for the year ended December 31, 2016.

Effective March 20, 2017, the Company entered into a two-year employment agreement with its (new) Chief Financial Officer with a base salary of $285,000 per year. The Chief Financial Officer will be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors.

Effective July 1, 2016, the Company entered into a five-year employment agreement with its Chief Medical Officer with a base salary of $285,000 per year, plus an initial payment of $50,000. The Chief Medical Officer will be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors.

On March 20, 2017, Richard F. Fitzgerald resigned as our (former) Chief Financial Officer and the Company and Mr. Fitzgerald entered into a separation agreement, under which Mr. Fitzgerald executed a general release and waiver in favor of the Company. Mr. Fitzgerald remained a full-time employee through March 31, 2017. In connection with his employment termination, on March 31, 2017, the Company entered into a consulting agreement with Mr. Fitzgerald, providing for his engagement as an advisor at a fee of $10,000 per month for April, May, and June 2017, and the continuation of health insurance benefits from April 1, 2017 to June 30, 2017, as well as a single $2,200 payment on April 30, 2017 for temporary housing and travel expenses. The Company recognized an expense of $41,240 at March 31, 2017 as an accrued liability related to the termination benefits.

Effective October 1, 2016, the Company and Michael J. Glennon, Vice Chairman and a member of the Company's board of directors, entered into a consulting agreement (the "Glennon Consulting Agreement"), under which Mr. Glennon provides the Company with services and advice relating to the successful development and commercialization of medical device products, including interfacing with outsourced contract manufacturers, assisting with development of the supply chain and establishing commercialization channels with independent distributors and strategic corporate partners, and providing such other services as requested by the Company’s Chairman and CEO. As compensation for his services, Mr. Glennon was to be paid an initial payment of $37,500 upon execution of the consulting agreement and a monthly retainer of $12,500 for each month thereafter. Effective as of December 31, 2016, Mr. Glennon and the Company entered into an agreement whereby Mr. Glennon waived his right to compensation under the Glennon Consulting Agreement for the year ended December 31, 2016. Additionally, effective as of March 31, 2017, Mr. Glennon and the Company entered into a second agreement whereby Mr. Glennon waived his right to compensation under the Glennon Consulting Agreement for the period January 1, 2017 through June 30, 2017. The Glennon Consulting Agreement may be terminated by either party upon 30 days’ prior written notice, except either party may terminate the Glennon Consulting Agreement immediately for cause (which includes an uncured material breach of the agreement). The Glennon Consulting Agreement also will terminate immediately if the parties agree to the employment of Mr. Glennon on a full-time basis.

JOBS Act

We are an emerging growth company (EGC), as defined in the JOBS Act and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements, and not being required to adopt certain new and revised accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of the extended time for the adoption of new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

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

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe our disclosure controls and procedures as of the date of our Quarterly Report on Form 10-Q have been designed and are functioning effectively to provide reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe a controls system, no matter how well designed and operated, cannot provide absolute assurance the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

None

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (1)
4.1	Form of Series A Warrant (1)
4.2	Form of Series X Warrant (1)
10.1	Registration Rights Agreement (1)
10.2	Employment Agreement between PAVmed Inc. and Dennis M. McGrath
10.3	Indemnification Agreement between PAVmed Inc. and Dennis M. McGrath
10.4	Stock Option Agreement between PAVmed Inc. and Dennis M. McGrath
10.5	Separation Agreement between PAVmed Inc. and Richard F. Fitzgerald
10.6	Consulting Agreement between PAVmed Inc. and Richard F. Fitzgerald
10.7	Amendment No. 1 to Stock Option Agreement between PAVmed Inc. and Richard F. Fitzgerald
10.8	Amendment to Consulting Agreement between PAVmed Inc. and Michael J. Glennon
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 1, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

Date: May 22, 2017	By:	/s/ Dennis M. McGrath
Dennis M. McGrath, Chief Financial Officer (Principal Financial and Accounting Officer)

