Form 10-Q
period 2017-06-30
PAVmed Inc.
filed 2017-08-11
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended JUNE 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 11, 2017 there were 13,331,211 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash	$82,052	$585,680
Prepaid expenses and other current assets	124,632	155,490
Total current assets	206,684	741,170
Equipment, net	19,796	18,000
Deferred offering costs	—	111,249
Total assets	$226,480	$870,419

Liabilities, Preferred Stock, and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,652,489	$949,413
Accrued expenses and other current liabilities	393,391	240,073
Series A Warrants	2,515,886	—
Derivative liability	714,596	—
Total liabilities	$5,276,362	$1,189,486

COMMITMENTS AND CONTINGENCIES (NOTE 9)

Preferred Stock
par value $0.001, 20,000,000 shares authorized;
Series A Convertible Preferred Stock, 422,838 and 0 shares
issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—

Stockholders’ Deficit
Common stock, par value $0.001; 50,000,000 shares authorized, 13,331,211 and
13,330,811 shares issued and outstanding at June 30, 2017
and December 31, 2016, respectively	13,331	13,331
Additional paid-in capital	7,898,417	7,369,437
Accumulated deficit	(12,961,630)	(7,701,835)
Total Stockholders’ Deficit	(5,049,882)	(319,067)
Total Liabilities, Series A Convertible Preferred Stock, and Stockholders’ Deficit	$226,480	$870,419

See accompanying notes to the condensed consolidated financial statements.

 PAVMED INC.

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—

General and administrative expenses	1,319,692	959,734	2,819,244	1,477,473
Research and development expenses	701,740	355,001	1,358,453	534,142
Total operating expenses	2,021,432	1,314,735	4,177,697	2,011,615

Loss from operations	(2,021,432)	(1,314,735)	(4,177,697)	(2,011,615)

Other income (expense)
Loss on the issuance of Series A Preferred Stock Units	—	—	(3,124,285)	—
Change in fair value of Series A Warrants	748,423	—	1,534,820	—
Change in fair value of derivative liability	283,302	—	507,367	—
Other income (expense), net	1,031,725	—	(1,082,098)	—

Loss before income tax	(989,707)	(1,314,735)	(5,259,795)	(2,011,615)

Income tax	—	—	—	—

Net loss	(989,707)	(1,314,735)	(5,259,795)	(2,011,615)

Series A Convertible Preferred Stock dividends	(51,271)	—	(77,711)	—

Net loss attributable to common stockholders	$(1,040,978)	$(1,314,735)	$(5,337,506)	$(2,011,615)

Net loss attributable to common stockholders per share,
basic and diluted	$(0.08)	$(0.10)	$(0.40)	(0.16)

Weighted average common shares outstanding - basic and diluted	13,331,211	12,995,495	13,331,052	12,622,747

See accompanying notes to the condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF
SERIES A CONVERTIBLE PREFERRED STOCK
and STOCKHOLDERS’ DEFICIT

(unaudited)

			Stockholders’ Deficit
	Series A						Total
	Convertible				Additional		Stockholders
	Preferred				Paid-In	Accumulated	Equity
	Stock		Common Stock		Capital	Deficit	(Deficit)
	Shares	Amount	Shares	Amount

Balance at December 31, 2016	—	$—	13,330,811	$13,331	$7,369,437	$(7,701,835)	$(319,067)

Issuance of Series A Convertible Preferred Stock	422,838	—
Common stock issued upon exercise of warrants			400	—	2,000		2,000
Stock-based compensation					526,980		526,980
Net loss						(5,259,795)	(5,259,795)
Balance at June 30, 2017	422,838	$—	13,331,211	$13,331	$7,898,417	$(12,961,630)	$(5,049,882)

See accompanying notes to the condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(5,259,795)	$(2,011,615)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	3,505	837
Stock-based compensation	526,980	176,643
Loss on the issuance of Series A Preferred Stock Units	3,124,285	—
Change in fair value of Series A Warrants	(1,534,820)	—
Change in fair value of derivative liability	(507,367)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	30,858	(107,563)
Accounts payable	703,076	144,322
Accrued expenses and other current liabilities	264,567	(227,666)
Net cash flows used in operating activities	(2,648,711)	(2,025,042)

Cash flows from investing activities
Purchase of equipment	(5,301)	(14,443)
Net cash flows used in investing activities	(5,301)	(14,443)

Cash flows from financing activities
Proceeds from issuance of Series A Preferred Stock Units	2,537,012	—
Payment of offering costs in connection with Series A Preferred Stock Units	(388,628)	—
Proceeds from issuance of units in connection with initial public offering	—	5,300,000
Payment of offering costs in connection with initial public offering	—	(1,004,938)
Proceeds from common stock issued upon exercise of warrants	2,000	—
Net cash flows provided by financing activities	2,150,384	4,295,062

Net (decrease) increase in cash	(503,628)	2,255,577
Cash, beginning of period	585,680	767,268
Cash, end of period	$82,052	$3,022,845

Supplemental non-cash financing activities
Fair value of Series A Warrants on issuance dates (aggregate)	$4,050,706	$—
Fair value of derivative liability on issuance dates (aggregate)	$1,221,963	$—
Deferred offering costs in connection with initial public offering	$—	$272,356

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

Initial Public Offering

On April 28, 2016, under a registration statement on Form S-1 (File No. 333-203569) declared effective January 29, 2016, the Company’s initial public offering (“IPO”) was consummated with the issuance of 1,060,000 units at an offering price of $5.00 per unit, with each unit consisting of one share of common stock and one warrant (referred to as an “IPO Warrant”). The IPO resulted in gross cash proceeds of $5.3 million and $4.2 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses. The IPO Warrants became exercisable on October 28, 2016 and expire on January 29, 2022 or earlier upon redemption by the Company under certain conditions. Each IPO Warrant has an exercise price of $5.00. Upon consummation of the IPO, the Company’s 9,560,295 previously outstanding warrants converted into identical warrants issued in the IPO. See Note 12, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a discussion of the IPO units and corresponding shares of common stock and IPO Warrants. In connection with the consummation of the IPO, the units were approved for listing on the Nasdaq Capital Market (“Nasdaq”) under the symbol “PAVMU”. On July 27, 2016, the common stock and warrants comprising the units began separate trading on Nasdaq. under the symbols “PAVM” and “PAVMW”, respectively, and the unit and symbol PAVMU ceased to be quoted and traded on Nasdaq.

Series A Preferred Stock Units Private Placement

The Company’s Board of Directors previously authorized the issuance of up to a total of 1.25 million Series A Preferred Stock Units, including authorizing 500,000 units on January 21, 2017 and 750,000 units on May 10, 2017. On January 26, 2017, the Company entered into a Series A Preferred Stock Units Securities Purchase Agreement pursuant to which the Company may issue up to an aggregate of $3,000,000 (subject to increase) of Series A Preferred Stock Units at a price of $6.00 per unit, in a placement transaction (Series A Preferred Stock Units private placement).

At the Series A Preferred Stock Units private placement initial closing on January 26, 2017, and at subsequent closings on January 31, 2017 and March 8, 2017, a total of 422,838 Series A Preferred Stock Units were issued for aggregate gross proceeds of approximately $2.5 million and net proceeds of approximately $2.1 million, after payment of placement agent fees and closing costs.

A Series A Preferred Stock Unit consists of one share of Series A Convertible Preferred Stock and one Series A Warrant. The Series A Convertible Preferred Stock and Series A Warrants are immediately separable upon their issuance. The Series A Convertible Preferred Stock became convertible and the Series A Warrants became exercisable on May 21, 2017 upon stockholder approval, obtained in accordance with Nasdaq Stock Market Rule 5635(d), of the Series A Preferred Stock Units private placement.

Initially, each share of Series A Convertible Preferred Stock is convertible into a number of shares of common stock equal to the stated value of $6.00 per share divided by the initial conversion price of $6.00 per share, subject to adjustment; and, each Series A Warrant is exercisable for one share of common stock at the initial exercise price of $8.00 per share, subject to adjustment. Subsequently, on July 3, 2017, the Series A Convertible Preferred Stock conversion price was adjusted to $5.00 per share, and the Series A Warrant exercise price was adjusted to $6.67 per share, as a result of the issuance of the Series S Warrants, as described below. Further, upon the issuance of the Series A-1 Preferred Stock Units on August 4, 2017, as discussed below, the Series A Convertible Preferred Stock conversion price was further adjusted to $4.99 per share, and the Series A Warrants exercise price was further adjusted to $6.65 per share, and each is subject to further adjustment. See Note 14, Subsequent Events, for a discussion of the July 3, 2017 $5.0 Million Senior Secured Notes Payable and issuance of Series S Warrants, and the Series A-1 Preferred Stock Units private placement transaction.

Further, through April 30, 2024, each Series A Warrant may also be exchanged, at the option of the holder, into four Series X Warrants, each of which is exercisable for one share of common stock at $6.00 per share, with such Series X Warrant exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. The Series X Warrants are exercisable commencing on the first trading day following October 31, 2018, and may be exercised until April 30, 2024, or earlier upon redemption. See Note 12, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a discussion of the Series A Preferred Stock Units private placement and the Series X Warrants.

$5.0 Million Senior Secured Note Payable and Series S Warrants - July 3, 2017

Effective July 3, 2017 the Company consummated the issuance of $5.0 million of Senior Secured Notes Payable and Series S Warrants to Scopia Holdings, LLC, (“Scopia” or “Lender”), upon Scopia delivering on July 3, 2017 by wire transfer to the Company $4.8 million of cash net proceeds, with the delivery of such cash net proceeds completing a Note and Securities Purchase Agreement the Company and Scopia had signed in the evening of June 30, 2017. Under the Note and Securities Purchase Agreement, in consideration of amounts loaned to the Company by Scopia, on July 3, 2017, the Company issued: a 15.0% senior secured promissory note (the “Note”) in favor of the Lender, with a principal amount of $5,000,000; and, 2,660,000 Series S Warrants to purchase shares of common stock of the Company with an exercise price of $0.01 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. See Note 14, Subsequent Events, for a discussion of the July 3, 2017 issuance the Senior Secured Promissory Notes and Series S Warrants.

Series A-1 Preferred Stock Units Private Placement

On August 3, 2017, the Company’s Board of Directors authorized the issuance of up to 150,000 Series A-1 Preferred Stock Units, and on August 4, 2017, the Company entered into a Securities Purchase Agreement pursuant to which the Company may issue up to an aggregate of $600,000 (subject to increase) of Series A-1 Preferred Stock Units at a price of $4.00 per unit, in a private placement transaction (Series A-1 Preferred Stock Units private placement).

At the Series A-1 Preferred Stock Units private placement closing on August 4, 2017, a total of 125,000 Series A-1 Preferred Stock Units were issued for aggregate proceeds of $500,000. The Company did not incur placement agent fees in connection with the Series A-1 Preferred Stock Units private placement.

A Series A-1 Preferred Stock Unit consists of one share of Series A-1 Convertible Preferred Stock and one Series A-1 Warrant, as more fully described below. The Series A-1 Convertible Preferred Stock and Series A-1 Warrants were immediately separable and convertible and /or exercisable upon their issuance. The Series A-1 Convertible Preferred Stock has a par value of $0.001 per share, no voting rights, a stated value of $4.00 per share, and, at the holders’ election, is convertible into a number of shares of common stock equal to the stated value of $4.00 per share divided by the conversion price of $4.00 per share, with such conversion price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. The Series A-1 Warrants may be exercised for one share of common stock at an exercise price of $6.67 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock.

Further, through April 30, 2024, each Series A-1 Warrant may also be exchanged, at the option of the holder, into four Series X Warrants, each of which is exercisable for one share of common stock at $6.00 per share, with such Series X Warrant exercise price not subject-to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. See Note 12, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the Series X Warrant.

In connection with the Series A-1 Preferred Stock Units private placement, the Company has entered into a registration rights agreement requiring the Company to file a registration statement with the Securities and Exchange Commission registering for resale the maximum number of common shares issuable upon conversion of the issued Series A-1 Convertible Preferred Shares and the exercise of the Series A-1 Warrants or, if converted, the Series X Warrants. The registration rights agreement requires the Company to file a registration statement registering the underlying common shares no later than sixty (60) days from the Series A-1 Preferred Stock Units private placement closing date, and to use commercially reasonable best efforts to have such registration statement declared effective no later than one hundred and fifty (150) days from such closing date. Delays in the filing of the registration statement or maintaining its effectiveness would result in the Company having to pay damages of 2% of each investor’s Series A-1 Preferred Stock Units subscription amount on the date of a Filing Failure, Effectiveness Failure, and Maintenance Failure, as well as every 30th day thereafter (pro-rated for periods totaling less than 30 days) until the failure is cured. See Note 14, Subsequent Events, for a discussion of the Series A-1 Preferred Stock Units private placement.

Note 1 — The Company, Description of the Business, and Going Concern (continued)

Going Concern

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40) requires management to assess an entity’s ability to continue as a going concern within one year of the date of the financial statements are issued. In each reporting period, including interim periods, an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

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

The Company incurred a net loss attributable to common stockholders of $5,337,506 and had net cash flows used in operating activities of $2,648,711 for the six months ended June 30, 2017. At June 30, 2017, the Company had an accumulated deficit of $12,961,630, negative working capital of $1,839,196, adjusted to exclude the Series A Warrants and the derivative liability, and cash of $82,052. In the near future, the Company anticipates incurring operating losses and does not expect to experience positive cash flows from operating activities and may continue to incur operating losses for the next several years as it completes the development of its products and seeks regulatory approvals to market such products. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

The Company estimates its current cash resources, including the approximately $4.8 million of net cash proceeds received in the July 3, 2017 $5.0 million Senior Secured Notes Payable transaction, and $500,000 of cash proceeds resulting from the August 4, 2017 issuance of Series A-1 Preferred Stock Units in a private placement transaction (see Note 14, Subsequent Events for a discussion of the July 3, 2017 $5.0 million Senior Secured Notes Payable and the Series A-1 Preferred Stock Units private placement transactions), absent any additional sources of cash, is sufficient to fund its operations into the quarter ended June 30, 2018. Accordingly, the Company does not have sufficient cash resources to fund its anticipated operating losses beyond the twelve months after the date these unaudited condensed consolidated financial statements are issued. Therefore, the Company must raise additional cash to support its operating and capital needs beyond the quarter ended June 30, 2018.

The Company’s ability to fund its operations is dependent upon management’s plans, which include raising additional capital, obtaining regulatory approvals for its products currently under development, commercializing and generating revenues from products currently under development, and continuing to control expenses. However, there is no assurance the Company will be successful in these efforts.

A failure to raise sufficient capital, obtain regulatory approvals for the Company’s products, generate sufficient product revenues, or control expenditures, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives, and therefore, raises substantial doubt of the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial information. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates in these unaudited condensed consolidated financial statements include those related to the fair value of warrants, the fair value of derivative liability, stock-based compensation, research and development expenses, the provision or benefit for income taxes and the valuation allowance on deferred tax assets. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates, judgements, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making estimates, actual results could differ materially from those estimates.

Cash

The Company maintains its cash at a major financial institution with high credit quality. At times, the balance of its cash deposits may exceed federally insured limits. The Company has not experienced and does not anticipate any losses on deposits with commercial banks and financial institutions which exceed federally insured limits.

Research and Development Expenses

Research and development expenses are recognized as incurred and include the salary and stock-based compensation of the Company’s Chief Medical Officer (“CMO”) and the costs related to the Company’s various contract research service providers, suppliers, engineering studies, supplies, and outsourced testing and consulting, as well as rental costs for equipment and access to certain facilities at one of the Company’s contract research service providers.

Note 2 — Summary of Significant Accounting Policies (continued)

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees directly associated with in-process capital financing as deferred offering costs. The deferred offering costs are recognized as either an offset against the financing proceeds to extent the proceeds are equity classified and as a current period expense to extent the proceeds are liability classified, upon consummation of the offering. The deferred offering costs at December 31, 2016 relate to legal fees incurred with respect to an in-process financing transaction involving a Preferred Stock Units private placement - see Note 12, Series A Convertible Preferred Stock, Shareholders’ Deficit, and Warrants for further details regarding the Preferred Stock Units private placement transaction.

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

Note 2 — Summary of Significant Accounting Policies (continued)

Fair Value Measurements

Fair value is defined as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy which prioritizes the inputs used in the valuation methodologies, as follows:

Level 1	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets which are not active, or other inputs observable or can be corroborated by observable market data.

Level 3	Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

At June 30, 2017 and December 31, 2016, the carrying values of cash, accounts payable, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments. At June 30, 2017, the carrying values of the warrant and derivative liability are measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement. At December 31, 2016 the Company did not have any assets or liabilities required to be measured at fair value on a recurring basis in accordance with FASB ASC Topic 820, Fair Value Measurement. See Note 3, Financial Instruments, and note 12, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants for further information regarding fair value measurement.

Warrant Liability and Derivative Liability

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

The Company accounts for warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Warrants that allow for cash settlement or provide for certain modifications of the warrant exercise price are accounted for as derivative liabilities. The Company uses level 3 inputs to value warrants classified as liabilities, as they have down-round provisions which allow the exercise price to be adjusted as a result of certain future financing transactions. The estimated fair values of the warrant liabilities with down-round protection were determined using a Monte Carlo simulation which takes into account the probabilities of certain events occurring over the life of the warrants. The derivative liability fair value is remeasured at each reporting period, with any decrease or increase in the estimated fair value being recorded in other income (expense).

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2017 and December 31, 2016, or recognized during the three and six months ended June 30, 2017 and 2016. As of June 30, 2017, the Company does not have any unrecognized tax benefits resulting from uncertain tax positions. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

Note 2 — Summary of Significant Accounting Policies (continued)

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the reporting period, and, if dilutive, the potential dilutive effects of convertible preferred stock (to the extent such preferred stock is eligible for conversion into common stock), stock options, unit purchase options, and warrants (to the extent such warrants are eligible to be exercised for common stock) using the treasury stock method. Notwithstanding, as the Company’s consolidated financial results resulted in a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share, due to the exclusion of incremental shares resulting from common stock equivalents, including convertible preferred stock (to the extent such preferred stock is eligible for conversion into common stock), stock options, unit purchase options, and warrants (to the extent such warrants are eligible to be exercised for common stock) as inclusion would have been anti-dilutive.

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

Note 2 — Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) - Part I - Accounting for Certain Financial Instruments with Down-Round Features, and Part II - Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Principally, ASU 2017-11 amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the down-round feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down-round feature) and will also recognize the effect of the trigger within equity. Additionally, ASU 2017-11 also addresses “navigational concerns” within the FASB ASC related to an indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests, which has resulted in the existence of significant “pending content” in the ASC. The FASB decided to reclassify the indefinite deferral as a scope exception, which does not have an accounting effect. The guidance of ASU 2017-11 is effective for public business entities, as defined in the ASC Master Glossary, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and for all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier adoption is permitted for all entities as of the beginning of an interim period for which financial statements (interim or annual) have not been issued or have not been made available for issuance. The Company is evaluating the impact of this guidance on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting. In ASU 2017-09, the FASB provides guidance on determining which changes to the terms and conditions of stock-based compensation arrangements require the application of “modification accounting” under ASC 718. Generally, ASC 718 modification accounting is not applicable if the stock-based arrangement immediately before and after the modification has the same fair value, vesting conditions, and balance sheet classification. The guidance of ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities, as defined in the ASC Master Glossary, for periods for which financial statements have not yet been issued, and for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company adopted this guidance as of April 1, 2017, and it did not have an effect on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations, and cash flows.

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

 Note 3 — Financial Instruments

The following fair value hierarchy table presents information about each major category of the Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2017 (there were no such financial liabilities as of December 31, 2016).

	Fair Value Measurement at Reporting Date Using:
	Quoted
	Prices in
	Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Items	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
June 30, 2017
Liabilities
Series A Warrants	$—	$—	$2,515,886	$2,515,886
Derivative liability	—	—	714,596	714,596
Total liabilities	$—	$—	$3,230,482	$3,230,482

In connection with the Series A Preferred Stock Units private placement transaction, the Company issued Series A Convertible Preferred Stock and Series A Warrants. The Series A Convertible Preferred Stock is convertible into, and the Series A Warrants are exercisable for, shares of the Company’s common stock, each at the option of the holder. See Note 12, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants for further discussion of the Series A Preferred Stock Units private placement, the Series A Convertible Preferred Stock, and the Series A Warrants.

The Series A Convertible Preferred Stock conversion option, which is accounted for as an embedded derivative and bifurcated from the Series A Convertible Preferred Stock host instrument, and the Series A Warrants were determined to be derivatives under ASC Topic 815, Derivative and Hedging. The Series A Convertible Preferred Stock conversion option embedded derivative and the Series A Warrants are each classified as a current liability on the unaudited condensed consolidated balance sheet.

The Series A Convertible Preferred Stock conversion option embedded derivative liability and Series A Warrants were initially measured at fair value at the time of issuance and are subsequently remeasured at fair value at each reporting period, with changes in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations. A reconciliation of the Series A Convertible Preferred Stock conversion option embedded derivative and the Series A Warrants liability is a follows:

	Series A
	Convertible
	Preferred Stock
	Conversion Option
	Embedded	Series A
	Derivative	Warrant
	Liability	Liability
	June 30, 2017	June 30, 2017
Balance at December 31, 2016	$—	$—
Initial fair value on dates of issuance	1,221,963	4,050,706
Change in fair value	(507,367)	(1,534,820)
Balance at June 30, 2017	$714,596	$2,515,886

 Note 4 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	June 30, 2017	December 31, 2016
Security deposits	$19,875	$48,350
Prepaid insurance	28,215	35,947
Advanced payments to suppliers	76,542	71,193
Total prepaid expenses and other current assets	$124,632	$155,490

Note 5 — Equipment, Net

Equipment, net consisted of the following as of:

	June 30, 2017	December 31, 2016
Research and development equipment	$13,656	$10,156
Computer equipment	13,438	11,637
	27,094	21,793
Less: accumulated depreciation	(7,298)	(3,793)
Equipment, net	$19,796	$18,000

Depreciation expense was $1,803 and $3,505 for the three and six months ended June 30, 2017, respectively, and $705 and $837 for the three and six months ended June 30, 2016, respectively.

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following for the periods indicated:

	June 30, 2017	December 31, 2016
Accrued bonus	$77,729	$—
Accrued payroll	129,332	—
Accrued vacation	44,830	28,324
Accrued board of director fees	72,500	72,500
Accrued professional fees	—	111,249
Other	69,000	28,000
Total accrued expenses and other current liabilities	$393,391	$240,073

At June 30, 2017, the accrued bonus represents the estimated amount recognized on a pro rata basis during 2017 of the guaranteed bonus payment to the Company’s Chief Executive Officer (“CEO”) under the CEO Employment Agreement. At December 31, 2016, the CEO waived his right to receive a guaranteed bonus payment for 2016. See Note 9, Commitments and Contingencies, for further details regarding the CEO compensation. In addition to the CEO guaranteed bonus payment, in December 2016, the Company also reversed the accrued discretionary bonus payments previously recognized throughout 2016, as the Company’s board of directors determined no discretionary bonuses would be paid for 2016.

At June 30, 2017, the accrued payroll represents earned but unpaid salary through June 30, 2017, payable to the Company’s CEO, Chief Financial Officer (“CFO”), and CMO, with such amounts subsequently paid to each employee in July 2017.

The accrued board of director fees at June 30, 2017 and December 31, 2016 represent amounts payable to all non-executive members of the board of directors, including $10,000 payable to a board member deemed to be a related party, at each of June 30, 2017 and December 31, 2016.

The accrued professional fees at December 31, 2016 related to deferred offering costs incurred with respect to the Series A Preferred Stock Units private placement. See Note 12, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a discussion of the Series A Preferred Stock Units private placement transaction.

Included in “Other” at June 30, 2017 is $50,000 of fees due to HCP/Advisors LLC, a related party, and at each of June 30, 2017 and December 31, 2016, is $10,000 due to HCFP/Strategy Advisors LLC, a related party. See Note 8, Related Party Transactions, for further details regarding HCP/Advisors LLC and HCFP/Strategy Advisors LLC.

Note 7 — Income Taxes

In the six months ended June 30, 2017 and 2016, the Company recognized a deferred tax benefit which was fully offset by a corresponding valuation allowance. As required by ASC Topic 740, a “more-likely-than-not” criterion is applied when evaluating the realization of a deferred tax asset. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded it is more-likely-than-not the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2017 and December 31, 2016.

Note 8 — Related Party Transactions

Effective October 2015, the Company entered into a three-year management services agreement through October 2018 with HCP/Advisors LLC, an affiliate of a director of the Company. Pursuant to the HCP/Advisors LLC agreement, such entity has agreed to provide the Company with certain management services, including without limitation identifying potential corporate opportunities, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers, and other advisory services as may be mutually agreed upon. The Company has agreed to pay HCP/Advisors LLC an initial monthly fee of $35,000 commencing as of November 1, 2015, and thereafter, a monthly fee of $25,000 through October 31, 2018. Under this agreement, the Company incurred fees of $75,000 and $150,000 in each of the three and six months ended June 30, 2017 and 2016, respectively, which are included in “General and administrative expenses” in the accompanying unaudited condensed consolidated statements of operations.

Effective September 2016, the Company and HCFP/Strategy Advisors LLC, an affiliate of certain directors and officers of the Company, entered into a management consulting agreement referred to as the “HCFP Strategic Advisory Agreement”, which, as discussed below, expired on May 14, 2017. Under the HCFP Strategic Advisory Agreement, HCFP/Strategy Advisors LLC had been engaged for an initial term of five months from September 14, 2016 to February 14, 2017, to provide various management consulting advisory services, including: to provide strategic business planning, to identify and assist with potential sources of financing arrangements, to promote the Company to various potential investors, and to provide strategic advisory services as reasonably requested by the Company. The HCFP Strategic Advisory Agreement provided for an initial total fee of $110,000, with $30,000 paid upon execution of the agreement and four payments of $20,000 per month from October 2016 to January 2017. Subsequently, on February 17, 2017, the Company and HCFP/Strategy Advisors LLC executed an extension of the HCFP Strategic Advisory Agreement, effective as of February 15, 2017, extending the services from February 15 to May 14, 2017, and obligating the Company to make three payments of $20,000 per month in February, March, and April 2017. The Company did not further renew the HCFP Strategic Advisory Agreement after the May 14, 2017 expiration date. Previously, at December 31, 2016, the Company recognized a $10,000 estimated accrued expense liability for HCFP/Strategy Advisors LLC asserted out-of-pocket expenses under the HCFP Strategic Advisory Agreement in effect as of December 31, 2016. Subsequently, at June 30, 2017, the Company reversed such $10,000 estimated accrued expense liability, as supporting documentation had not been provided by HCFP/Strategy Advisors LLC. As of June 30, 2017, the Company has made all contractually obligated payments to, and has disclaimed any further payment obligations, under the HCFP Strategic Advisory Agreement.

Separately, at June 30, 2017, the Company recognized a $10,000 accrued expense liability in connection with a HCFP/Strategy Advisors LLC vendor invoice dated June 30, 2017 in the amount of $10,000 for professional services fees related to separate discrete discussions between the Company’s management and HCFP/Strategy Advisors LLC conducted between the period of May 15, 2017 to May 31, 2017 regarding corporate matters. Such discussions were separate and apart from the previously expired HCFP Strategic Advisory Agreement.

The Company incurred total expense of $20,000 and $80,000 in the three and six months ended June 30, 2017, respectively, under the HCFP Strategic Advisory Agreement and the HCFP/Strategy Advisors LLC discrete invoice dated June 30, 2017, as noted above, which is included in “General and administrative expenses” in the accompanying unaudited condensed consolidated statements of operations.

Effective September 2016, the Company also entered into a consulting agreement with Swartwood Hesse, Inc., an affiliate of HCFP/Strategy Advisors (which, as noted above, is an affiliate of certain directors and officers of the Company) (the “Swartwood Hesse Financial Advisory Agreement”). Under the Swartwood Hesse Financial Advisory Agreement, Swartwood Hesse Inc. was engaged for an initial term of five months to provide advisory services regarding potential financing arrangements, to assist the Company with its investors relations, and to provide other financial advisory services as reasonably requested by the Company. The Swartwood Hesse Financial Advisory Agreement provided for total fee payments to Swartwood Hesse of $15,000, which was previously paid and recognized as expense upon execution of the agreement. The Company may incur additional fees for investment banking services under a separate written agreement to be executed between the Company and Swartwood Hesse, Inc.

Note 8 — Related Party Transactions (Continued)

In January 2017, the Company entered into an agreement with Xzerta Trading LLC d/b/a HCFP/Capital Markets (“HCFP/Capital Markets”), an affiliate of certain directors and officers of the Company, wherein HCFP/Capital Markets was engaged to be the Company’s exclusive placement agent in an offering of securities (“the HCFP/Capital Markets Placement Agent Agreement”), including the Series A Preferred Stock Units private placement transaction. Under the HCFP/Capital Markets Placement Agent Agreement, HCFP/Capital Markets is paid a fee of 7.0% of the gross proceeds realized in the securities offering, plus reimbursement of certain out-of-pocket costs. The term of the HCFP/Capital Markets Placement Agent Agreement is from the January 2017 execution date to the completion or termination of any other potential transactions in conjunction with the Series A Preferred Stock Units private placement. The Company incurred $0 and $177,576 of fees paid to HCFP/Capital Markets in connection with the issuances of Series A Preferred Stock Units in the three and six months ended June 30, 2017, respectively, which are included in “Loss on the issuance of preferred stock units” in the accompanying unaudited condensed consolidated statements of operations.

Effective June 30, 2017, the Company and Michael J. Glennon, Vice Chairman and a member of the Company’s Board of Directors, mutually agreed to terminate the consulting agreement between the Company and Mr. Glennon (the “Glennon Consulting Agreement”). Previously, effective October 1, 2016, the Company and Mr. Glennon entered into the Glennon Consulting Agreement, under which Mr. Glennon provided the Company with services and advice relating to the successful development and commercialization of medical device products. Effective as of December 31, 2016, Mr. Glennon and the Company entered into an agreement whereby Mr. Glennon waived his right to compensation under the Glennon Consulting Agreement for the year ended December 31, 2016, and, effective as of March 31, 2017, Mr. Glennon and the Company entered into a second agreement whereby Mr. Glennon further waived his right to compensation under the Glennon Consulting Agreement for the period January 1, 2017 through June 30, 2017. As of June 30, 2017, there were no amounts payable between the parties under the Glennon Consulting Agreement.

Effective November 2016, the Company entered into a consulting agreement with Patrick Glennon, a related-party who is the brother of Michael J. Glennon, Vice Chairman and a member of the Company’s board of directors (the “Patrick Glennon Consulting Agreement”). Under the terms of the Patrick Glennon Consulting Agreement, Mr. Patrick Glennon will provide consulting support and advice with respect to the development and commercialization of resorbable ear tubes. The sole compensation for such services is the issuance on November 28, 2016 of stock options to purchase 20,000 shares of the Company’s common stock, with an exercise price of $9.50 per share, and vesting ratably on a quarterly basis commencing December 31, 2016 through September 30, 2019.

Note 9 — Commitments and Contingencies

Employment Agreements & Compensation

Chief Executive Officer Employment Agreement

Effective November 1, 2014, the Company entered into an employment agreement with its CEO (the “CEO Employment Agreement”) for a five-year term, with a current base salary of $295,000 per year. On April 28, 2016, upon consummation of the IPO, the CEO was granted a stock option to purchase 278,726 shares of the Company’s common stock with an exercise price equal to $5.00 per share. Effective on January 1, 2016, the CEO Employment Agreement provides for a guaranteed bonus equal to 50% of base salary, beginning on January 1 of each year. Additionally, the CEO will also be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors. Effective as of December 31, 2016, the CEO agreed to waive his right to the guaranteed bonus for the year ended December 31, 2016. Under the terms of the July 3, 2017 $5.0 million Senior Secured Notes Payable financing agreement, effective with the first bi-monthly payroll in July 2017, the CEO agreed to the payment of a reduced salary of $4,200 per month, with the payment of the earned but not paid amount to be deferred until the earlier to occur of: (i) the date FDA 510(k) clearance for the for the Company’s implantable intraosseous vascular access device (“PortIO”) is obtained; or, (ii) the date the borrowings due Scopia Holdings LLC are repaid-in-full. See Note 14, Subsequent Events, for a discussion of the July 3, 2017 $5.0 million Senior Secured Notes Payable transaction. The CEO Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the board of directors with “good reason.”

Chief Financial Officer Employment Agreement

On March 20, 2017, the Company entered into an employment agreement with Dennis M. McGrath, which provides for Mr. McGrath to serve as the Company’s Executive Vice President and Chief Financial Officer. The employment agreement is for a two-year term. Mr. McGrath will receive a base salary of $285,000 per year and will be eligible to earn discretionary annual performance bonuses with a target of 50% of his then current base salary, based upon his performance and the Company’s performance over the preceding year, as determined by the compensation committee of the Board of Directors. Additionally, the Company will reimburse Mr. McGrath up to $2,250 per month for housing and travel expenses for up to 12 months. In addition, Mr. McGrath was granted a stock option to purchase up to 250,000 shares of common stock, at an exercise price of $5.95 per share. The stock option vests in 12 equal quarterly installments on the last day of each fiscal quarter, commencing on June 30, 2017 through March 31, 2020. The employment agreement with Mr. McGrath contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the board of directors with “good reason.”

Chief Medical Officer Employment Agreement

Effective July 1, 2016, the Company entered into a five-year employment agreement with its CMO (the “CMO Employment Agreement”) with a base salary of $285,000 per year, plus an initial bonus of $50,000 for services provided before the agreement’s effective date. The CMO is eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the compensation committee of the Board of Directors. On April 28, 2016, upon the consummation of the IPO, the CMO was granted a stock option to purchase 278,726 shares of the Company’s common stock with an exercise price equal to $5.00 per share. The CMO Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the CEO with “good reason”.

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

Effective March 1, 2017, the rented office space was reduced, resulting in a $650 per month reduction of the monthly lease payment, and effective August 1, 2017, the rented office space was further reduced, resulting in a $3,938 per month reduction of the monthly lease payment. The lease agreement includes a 5% increase in monthly rent effective on each twelve month anniversary date. Upon the May 31, 2017 termination date, the lease agreement converted to a month-to-month lease, which may be cancelled by the Company with three months written notice. At this time, the Company is leasing the office space on a month-to-month basis.

Total rent expense incurred under the corporate office space lease arrangement was $41,362 and $83,488 for the three and six months ended June 30, 2017, respectively, and $32,250 and $51,250 for the three and six months ended June 30, 2016, respectively. At June 30, 2017, the Company’s future minimum lease payments totaled $126,131 for the period July 1, 2017 to June 30, 2018, with respect to the lease arrangement on a month-to-month basis.

Additionally, the Company had previously rented access to a research and development facility, beginning on May 1, 2015, for monthly rent of $1,000 on a month-to-month basis, under which either the landlord or the Company could cancel the rental arrangement at any time. Effective February 28, 2017, the Company ceased use of the research and development facility and canceled the rental arrangement. Total rental expense under this research and development facility rental arrangement amounted to $0 and $2,000 for the three and six months ended June 30, 2017, respectively, and $3,000 and $6,000 for the three and six months ended June 30, 2016, respectively.

Legal Proceedings

In the normal course of business, from time-to-time, the Company may be subject to claims in legal proceedings. However, the Company does not believe it is currently a party to any pending legal actions. Notwithstanding, legal proceedings are subject-to inherent uncertainties, and an unfavorable outcome could include monetary damages, and in such event, could result in a material adverse impact on the Company’s business, financial position, results of operations, or cash flows.

Note 10 — Agreement Related to Intellectual Property Right

Tufts Patent License Agreement - Antibiotic-Eluting Resorbable Ear Tubes

On November 2, 2016, the Company executed a Patent License Agreement (the “Tufts Patent License Agreement”) with Tufts University and its co-owners, the Massachusetts Eye and Ear Infirmary and Massachusetts General Hospital (the “Licensors”). Pursuant to the Tufts Patent License Agreement, the Licensors granted the Company the exclusive right and license to certain patents in connection with the development and commercialization of antibiotic-eluting resorbable ear tubes based on a proprietary aqueous silk technology conceived and developed by the Licensors. Upon execution of the Tufts Patent License Agreement, the Company paid the Licensors an upfront non-refundable fee of $50,000. The Tufts Patent License Agreement also provides for payments from the Company to the Licensors upon the achievement of certain product development and regulatory clearance milestones as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents. The Company incurred expenses related to patent fee reimbursement under the Tufts Patent License Agreement of $0 and $20,551 in the three and six months ended June 30, 2017, respectively.

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

The 2014 Stock Plan reserves 1,951,081 shares of common stock for issuance in accordance with the 2014 Stock Plan’s terms. Stock options granted outside the 2014 Stock Plan amounted to 250,000 in the six months ended June 30, 2017 and 250,854 on April 28, 2016. At June 30, 2017, there were 620,011 shares of common stock available for grant under the 2014 Stock Plan.

The following table summarizes information about stock options for the periods presented below:

		Weighted
	Number	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Outstanding at December 31, 2016	1,633,313	$5.14
Granted	275,000	$5.86
Exercised	—	$—
Forfeited	(76,389)	$5.00
Outstanding at June 30, 2017	1,831,924	$5.25	$—
Vested and exercisable at June 30, 2017	651,860	$5.12	$—
Vested or expected to vest at June 30, 2017	1,180,064	$5.33

In March 2017, the Company granted 250,000 stock options to the Company’s new Chief Financial Officer, with a ten year contractual term from date of grant, an exercise price of $5.95 per share, and vesting ratably on a quarterly basis commencing June 30, 2017 and ending March 31, 2020.

In March 2017, the Company granted 25,000 stock options to a new member of the Company’s medical advisory board, with a ten year contractual term from date of grant, an exercise price of $5.01 per share, and vesting ratably on a quarterly basis commencing June 30, 2017 and ending March 31, 2020.

In March 2017, in connection with his separation from the Company, 76,389 stock options were forfeited which were previously granted to the Company’s former Chief Financial Officer, as discussed below.

Subsequently, in July 2017, the Company granted 50,000 stock options to the Company’s Corporate Controller, with a ten year contractual term from date of grant, an exercise price of $4.50 per share, and vesting ratably on a quarterly basis commencing September 30, 2017 and ending June 30, 2020; and, in August 2017, the Company granted 40,000 stock options to a new member of the Board of Directors, with a ten year contractual term from date of grant, an exercise price of $2.98 per share, and vesting ratably on a quarterly basis commencing September 30, 2017 and ending June 30, 2020.

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

In November 2016, the Company granted 25,000 stock options to a new member of the Company’s medical advisory board, with a ten year contractual term from date of grant, an exercise price of $10.50 per share, and vesting ratably on a quarterly basis commencing December 31, 2016 and ending September 30, 2019. In November 2016, the Company granted 20,000 stock options to a (related party) consultant, with a ten year contractual term from date of grant, an exercise price of $9.50 per share, and vesting ratably on a quarterly basis commencing December 31, 2016 and ending September 30, 2019.

The aggregate intrinsic value is computed as the difference between the exercise price of the underlying stock options and the quoted price of the common stock on March 31, 2016, to the extent the exercise price is less than the quoted price.

The weighted average remaining contractual term of stock options outstanding was 8.8 years at June 30, 2017. The weighted average remaining contractual term of stock options vested and exercisable was 8.4 years at June 30, 2017.

Note 11 — Stock Based Compensation (continued)

The stock-based compensation expense related to stock options granted to employees and directors is based on the grant-date fair value, and for stock options granted to non-employees is based on the vesting date fair value, with the cost recognized on a straight-line basis over the award’s requisite service period. Stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 was recognized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
General and administrative expenses	$223,735	$155,147	$466,187	$155,147
Research and development expenses	30,565	21,496	60,793	21,496
	$254,300	$176,643	$526,980	$176,643

Included in general and administrative expenses, is $51,389 of stock-based compensation expense resulting from the March 31, 2017 modifications to the stock option grant previously awarded to the Company’s former Chief Financial Officer (CFO). Previously, on April 28, 2016, upon the closing of the Company’s IPO, the former CFO was granted a stock option to purchase 125,000 shares of common stock with an exercise price equal to $5.00 per share. On March 31, 2017, the April 28, 2016 stock option agreement was amended wherein the stock option grant continued to vest monthly in April, May, and June 2017, and the 48,611 vested stock options are exercisable until April 28, 2019, with the remaining 76,389 stock options forfeited effective March 31, 2017.

At June 30, 2017, there was $2,107,642 of total unrecognized compensation cost related to stock options, which is expected to be recognized over the next 1.9 years (which represents the weighted average remaining requisite service periods for such awards).

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

Stock options issued to employees:

The grant date fair value of stock options granted to employees and members of the board of directors was $2.90 per share during the six months ended June 30, 2017 and $1.32 per share during the six months ended June 30, 2016, calculated using the following Black-Scholes valuation model assumptions:

	Six Months Ended June 30,
	2017	2016
Risk free interest rate	2.12%	1.40%
Expected term of stock options (in years)	5.8	5.8
Expected stock price volatility	50%	50%
Expected dividend yield	0%	0%

Stock options issued to non-employees:

The weighted average fair value of stock options granted to non-employees was $3.86 per share as of June 30, 2017 and $7.97 at June 30, 2016, with such fair values calculated using the following weighted-average Black-Scholes valuation model assumptions:

	Six Months Ended June 30,
	2017	2016
Risk free interest rate	2.17%	1.49%
Expected term of stock options (in years)	9.2	9.8
Expected stock price volatility	60%	60%
Expected dividend yield	0%	0%

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

Note 12 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.001 per share with such designation, rights, and preferences as may be determined from time-to-time by the Company’s board of directors. As discussed below, at June 30, 2017, a total of 422,838 shares of Series A Convertible Preferred Stock were issued and outstanding. At December 31, 2016 there were no shares of preferred stock issued or outstanding. Subsequently, on August 4, 2017, the Company issued 125,000 shares of Series A-1 Convertible Preferred Stock in connection with the Series A-1 Preferred Stock Units private placement. See Note 14, Subsequent Events, for a discussion of the Series A-1 Preferred Stock Units private placement transaction.

Series A Preferred Stock Units Private Placement

The Company’s Board of Directors has authorized the issuance of up to a total of 1.25 million Series A Preferred Stock Units, including authorizing 500,000 units on January 21, 2017 and 750,000 units on May 10, 2017. On January 26, 2017, the Company entered into a Securities Purchase Agreement pursuant to which the Company may issue up to an aggregate of $3,000,000 (subject to increase) of Series A Preferred Stock Units at a price of $6.00 per unit, in a private placement transaction (Series A Preferred Stock Units private placement).

At the Series A Preferred Stock Units private placement initial closing on January 26, 2017, and at subsequent closings on January 31, 2017 and March 8, 2017, a total of 422,838 Series A Preferred Stock Units were issued for aggregate gross proceeds of approximately $2.5 million and net proceeds of approximately $2.1 million, after payment of placement agent fees and closing costs.

A Series A Preferred Stock Unit consists of one share of Series A Convertible Preferred Stock and one Series A Warrant, as more fully described below. The Series A Convertible Preferred Stock and Series A Warrants were immediately separable upon their issuance. The Series A Convertible Preferred Stock became convertible and the Series A Warrants became exercisable on May 21, 2017 upon stockholder approval, obtained in accordance with Nasdaq Stock Market Rule 5635(d), of the Series A Preferred Stock Units private placement.

Initially, each share of Series A Convertible Preferred Stock is convertible into a number of shares of common stock equal to the stated value of $6.00 per share divided by the initial conversion price of $6.00 per share, subject to adjustment; and, each Series A Warrant is exercisable for one share of common stock at the initial exercise price of $8.00 per share, subject to adjustment. Subsequently, upon the issuance of the Series S Warrants on July 3, 2017, in connection with the $5.0 Million Senior Secured Notes Payable, the Series A Convertible Preferred Stock conversion price was adjusted to $5.00 per share, and the Series A Warrant exercise price was adjusted to $6.67 per share. Further, upon the issuance of the Series A-1 Preferred Stock Units on August 4, 2017, the Series A Convertible Preferred Stock conversion price was further adjusted to $4.99 per share, and the Series A Warrants exercise price was further adjusted to $6.65 per share, and each is subject to further adjustment. See Note 14, Subsequent Events, for a discussion of the July 3, 2017 $5.0 Million Senior Secured Notes Payable and issuance of Series S Warrants, and the Series A-1 Preferred Stock Units private placement transactions.

Further, through April 30, 2024, each Series A Warrant may also be exchanged, at the option of the holder, into four Series X Warrants, each of which is exercisable for one share of common stock at $6.00 per share, with such Series X Warrant exercise price not subject-to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. The Series X Warrants are exercisable commencing on the first trading day following October 31, 2018, and may be exercised until April 30, 2024, or earlier upon redemption.

Note 12 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

In connection with the Series A Preferred Stock Units private placement, the Company entered into a registration rights agreement, requiring the Company to file a registration statement with the Securities and Exchange Commission registering for resale the maximum number of shares of common stock issuable upon conversion of the issued Series A Convertible Preferred Shares and the exercise of the Series A Warrants or, if converted, the Series X Warrants. The registration rights agreement required the Company to file an initial registration statement registering the underlying common shares no later than sixty (60) days from the initial closing date of the Preferred Stock Units private placement and to use commercially reasonable best efforts to have such registration statement declared effective no later than one hundred and fifty (150) days from the initial closing date. The Company timely filed the initial registration statement on Form S-1 (File No. 333-216963) with the SEC on March 27, 2017, and such registration statement became effective on June 23, 2017. A failure of the Company to maintain the effectiveness of the registration statement would result in the Company having to pay damages of 2% of each investor’s subscription amount on the date of a Maintenance Failure, as well as every 30th day thereafter (pro-rated for periods totaling less than 30 days) until the failure is cured.

As discussed herein below, the Series A Convertible Preferred Stock conversion option and the Series A Warrants were determined to be derivatives under ASC Topic 815, Derivative and Hedging. The Series A Convertible Preferred Stock conversion option embedded derivative and the Series A Warrants are each classified as a current liability on the unaudited condensed consolidated balance sheet. The Series A Convertible Preferred Stock conversion option embedded derivative and the Series A Warrants liability were initially measured at fair value at the time of issuance and are subsequently remeasured at fair value at each reporting period, with changes in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations.

The initial carrying value of the Series A Convertible Preferred Stock is the difference between the Series A Preferred Stock Units issuance gross proceeds less the initial fair values of the Series A Warrants liability and the Series A Convertible Preferred Stock conversion option embedded derivative liability. At issuance, the Series A Convertible Preferred Stock has a carrying value of $0 resulting from the aggregate initial fair value of the Series A Warrant liability and the Series A Convertible Preferred Stock conversion option embedded derivative liability being in excess of the Series A Preferred Stock Units issuance gross proceeds, with such excess recognized as a current period expense amounting to $2,735,657, before offering costs of $388,628, which were also recognized as a current period expense, resulting in a $3,124,285 loss on the issuance of the Series A Preferred Stock Units recognized in the unaudited condensed consolidated statement of operations, summarized as follows:

Series A
Preferred
Stock Units
Issue Dates
(Aggregate)
Series A Preferred Stock Units issuance gross proceeds	$2,537,012
Less: Series A Warrants initial fair value	(4,050,706)
Less: Series A Convertible Preferred Stock conversion option
embedded derivative liability initial fair value	(1,221,963)
Excess of initial fair value over gross proceeds	(2,735,657)
Offering costs related to issuance of Series A Preferred Stock Units	(388,628)
Loss on issuance of Series A Preferred Stock Units	$(3,124,285)

Note 12 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock has a par value of $0.001 per share, no voting rights, a stated value of $6.00 per share, and, at the holders’ election, is convertible into a number of shares of common stock equal to the stated value of $6.00 per share divided by the initial conversion price of $6.00 per share, subject to adjustment. Subsequently, upon the issuance of the Series S Warrants on July 3, 2017, in connection with the $5.0 Million Senior Secured Notes Payable, the Series A Convertible Preferred Stock conversion price was adjusted to $5.00 per share. Further, upon the issuance of the Series A-1 Preferred Stock Units on August 4, 2017, the Series A Convertible Preferred Stock conversion price was further adjusted to $4.99 per share, and is subject to further adjustment. See Note 14, Subsequent Events, for a discussion of the July 3, 2017 $5.0 Million Senior Secured Notes Payable and issuance of Series S Warrants, and the Series A-1 Preferred Stock Units private placement transactions. The conversion price of the Series A Convertible Preferred Stock will be further reduced by a prescribed formula on a weighted average basis should any subsequent issuances of convertible securities by the Company be sold at a price lower than the conversion price of the Series A Convertible Preferred Stock immediately prior to such issuance. The Series A Convertible Preferred Stock became convertible, at the holders’ option, on May 21, 2017 upon shareholder approval in accordance with Nasdaq Stock Market Rule 5635(d) of the Series A Preferred Stock Units private placement transaction.

The Series A Convertible Preferred Stock provides for dividends at an 8% annual rate, compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s Board of Directors. The Series A Convertible Preferred Stock dividends from April 1, 2017 through April 1, 2021 are payable-in-kind (“PIK”) in additional shares of Series A Convertible Preferred Stock. The dividends may be settled, after April 1, 2021, at the option of the Company, through any combination of the issuance of additional Series A Convertible Preferred Stock, common shares, and /or cash payment. As of June 30, 2017, Series A Convertible Preferred Stock dividends totaling $77,711 or a payment-in-kind of 12,984 shares of Series A Convertible Preferred Stock, were earned, accumulated, and in arrears, as the Company’s Board of Directors has not declared such dividends payable. Accordingly, the Company has not recognized a Series A Convertible Preferred Stock dividend payable liability as of June 30, 2017, and will not recognize such dividend payable liability until such dividends are declared by the Company’s Board of Directors.

In the event of a Deemed Liquidation Event, as defined in the Certificate of Designation of Preferences, Rights, and Limitations of the Series A Convertible Preferred Stock, the Series A Convertible Preferred Stock can become redeemable at the election of at least two-thirds of holders of the then number of issued and outstanding Series A Convertible Preferred Stock, if the Company fails to effect a dissolution of the Company under the Delaware General Corporation Law within ninety (90) days after such Deemed Liquidation Event. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company or a Deemed Liquidation Event, as defined, the holders of the Series A Convertible Preferred Stock then outstanding are entitled to be paid out the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of the common stock, an amount per share equal to the greater of (i) the stated value, plus any dividends accrued but unpaid, or (ii) such amount per share as would have been payable had all the shares of Series A Convertible Preferred Stock been converted into shares of common stock prior to such liquidation, dissolution, winding up, or Deemed Liquidation Event, as defined. As the Deemed Liquidation Event, as defined, is a contingent event, the Series A Convertible Preferred Stock is classified outside of stockholders’ equity in temporary (“mezzanine”) equity. Further, as the Series A Convertible Preferred Stock is not currently redeemable and redemption is not probable, as a Deemed Liquidation Event, as defined, has not occurred and is not probable, the Series A Convertible Preferred Stock will not be measured at fair value until such time as a redemption trigger occurs which causes redemption to be probable.

As discussed above, the Series A Convertible Preferred Stock has a carrying value of $0 resulting from the issuance date initial fair values of the Series A Warrant liability and the Series A Convertible Preferred Stock conversion option embedded derivative liability being in excess of the Preferred Stock Units issuance gross proceeds, with such excess recognized as a current period loss in the unaudited condensed consolidated statement of operations.

Note 12 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

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

		Issue
		Dates
		Aggregated
		Weighted
	June 30, 2017	Average
Fair value per conversion option	$1.69	$2.89
Series A Convertible Preferred Stock outstanding	422,838	422,838
Calculated aggregate fair value	$714,596	$1,221,963
Value of common stock	$4.50	$5.73
Expected term (years)	6.8	7.2
Volatility	49%	47%
Risk-free interest rate	2.1%	2.3%
Dividend yield	0%	0%

The fair value of the Series A Convertible Preferred Stock conversion option embedded derivative liability was determined using a Monte Carlo simulation. The valuation of the Series A Convertible Preferred Stock conversion option embedded derivative liability is subjective and is affected by changes in inputs to the valuation model including the Company’s stock price, and the assumptions regarding the likelihood and timing of dilutive transactions; the estimated volatility in the value of the Company’s equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate.

Note 12 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. There were 13,331,211 and 13,330,811 shares of common stock outstanding as of June 30, 2017 and December 31, 2016, respectively.

In connection with the organization of the Company in June 2014, a total of 8,083,049 shares of the Company’s common stock and 8,710,182 warrants (of which 627,133 warrants were subsequently returned to the Company in October 2014) (“Founders’ Warrants”) were sold to the Company’s founders (the “Founders”) for an aggregate purchase price of $3,212.

In June 2014 and July 2014, in a private placement (Private Placement 1), a total of 418,089 units, consisting of one share of common stock and one warrant, were sold to the initial investor investors (“Initial Investors”) for an aggregate purchase price of $75,000 less offering costs of $7,500. In November 2014, the Company completed another private placement (Private Placement 2) of 2,355,233 units, consisting of one share of common stock and one warrant, raising $845,000 in gross offering proceeds less offering costs of $46,500. Taken together, the Private Placement 1 warrants and Private Placement 2 warrants are referred to collectively as the “Private Placement Warrants”. Subsequently, in September 2015, the Company issued 1,393,629 shares of common stock resulting from the exercise of 1,393,629 Private Placement Warrants for cash proceeds of $1.25 million.

On April 28, 2016, the Company’s IPO was consummated with the issuance of 1,060,000 units at an offering price of $5.00 per unit, with each unit consisting of one share of common stock and one warrant, with each warrant entitling the holder to purchase a share of common stock at $5.00 per share (the “IPO Issued Warrants”). The IPO resulted in gross cash proceeds of $5.3 million and $4.2 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses. The Company estimated the fair value of its common stock issued in the IPO using the guideline transaction method of the market approach and arrived at an estimated fair value of common stock of $3.50. See below for further information regarding the IPO Issued Warrants.

The remaining unexercised warrants issued in both the June 2014 inception transaction (the Founders Warrants discussed above) and the June and July 2014 private placement transactions (the Private Placement Warrants discussed above) - totaling 9,560,295 warrants - were converted into the same terms and conditions of the warrants issued in the Company’s IPO (as discussed above), and are heretofore aggregated with the warrants issued in the Company’s IPO, and are collectively referred to as “IPO Warrants”.

In March 2017, the Company issued 400 shares of common stock resulting from the exercise of 400 warrants for cash proceeds of $2,000. In November 2016, the Company issued 20,732 shares of common stock resulting from the exercise of 40,000 warrants on a cashless basis. In December 2016, the Company issued 79 shares of common stock resulting from the exercise of 200 warrants on a cashless basis.

Note 12 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Warrants

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. The following table summarizes outstanding warrants to purchase common stock:

	Warrants Exercisable at
		Weighted		Weighted
	June 30,2017	Average Exercise Price	December 31,2016	Average Exercise Price	Expiration Date

Equity classified warrants IPO Warrants	10,579,695	$5.00	10,580,095	$5.00	January 2022

Liability classified warrants Series A Warrants	422,838	$8.00	—	$—	April 2024

Total	11,002,533	$5.12	10,580,095	$5.00

Subsequently, on July 3, 2017, 2,660,000 Series S Warrants were issued, in connection the $5.0 million Senior Secured Notes Payable; and on August 4, 2017, the Company issued 125,000 Series A-1 Warrants in connection with the Series A-1 Preferred Stock Units private placement. See Note 14, Subsequent Events, for a discussion of the July 3, 2017 $5.0 million Senior Secured Notes Payable, and the Series A-1 Preferred Stock Units private placement transactions.

Equity-Classified Warrants

IPO Warrants

The 1,060,000 warrants issued in the April 28, 2016 IPO have an exercise price of $5.00 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock., and became exercisable on October 28, 2016 and expire on January 29, 2022 or earlier upon redemption by the Company, under certain conditions, as discussed below. As discussed above, effective on the date of the IPO, the previously issued 9,560,295 warrants outstanding at the time of the April 28, 2016 IPO, automatically converted into warrants having the same terms and conditions as the 1,060,000 warrants issued in the Company’s IPO, and are aggregated with the 1,060,000 warrants issued in the Company’s IPO, and are collectively referred to as IPO Warrants.

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

The right to exercise will be forfeited unless the IPO Warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of an IPO Warrant will have no further rights except to receive the redemption price for such holder’s IPO Warrant upon surrender of such warrant.

Note 12 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

IPO Warrants Registration Statement on Form S-1 (File No. 333-214288) - February 2017

The Company filed a Registration Statement on Form S-1 (File No. 333-214288), declared effective February 3, 2017, (the “February 2017 Form S-1”) to register the issuance of 1,020,000 shares of the Company’s common stock upon the exercise of 1,020,000 remaining unexercised IPO Warrants (issued in the Company’s IPO as discussed above). Additionally, the February 2017 Form S-1 registered (i) the issuance of 1,062,031 shares of the Company’s common stock upon the exercise of 1,062,031 of the unexercised IPO Warrants (issued prior to the IPO), but only in the event such warrants are publicly transferred pursuant to Rule 144 prior to exercise, or (ii) the resale of such shares, but only in the event such warrants are exercised prior to being publicly transferred pursuant to Rule 144. Separately, in January 2017, the Company’s CEO executed a transaction with a shareholder who had previously purchased shares of common stock and warrants in the Company’s private financings prior to its IPO, under which the CEO purchased 25,000 IPO Warrants (issued prior to the IPO) from the shareholder. Accordingly, the shares of common stock underlying such IPO Warrants were not included in the February 2017 Form S-1.

Unit Purchase Options

On April 28, 2016, the Company issued Unit Purchase Options (“UPO”) to the selling agents in the Company’s IPO. The UPO provides for the purchase at an exercise price of $5.50 per Unit of 53,000 Units, with each Unit being identical to the units sold in the Company’s IPO, and therefore consisting of one share of common stock and one warrant to purchase a share of common stock at $5.00 per share. The Company estimated the fair value of the unit purchase options issued to the selling agents was $105,100, which was accounted for as offering costs of the Company’s IPO. The fair value of the unit purchase options was determined using a Black-Scholes option pricing model with the following assumptions: fair value of the underlying unit of $5.00, dividend yield of 0.00%, expected volatility of 50%, risk free rate of 1.28% and remaining contractual term of 4.6 years.

Note 12 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

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

Series A Warrants

The Series A Warrants may be exercised for one share of common stock at an initial exercise price of $8.00 per share, subject to adjustment. Subsequently, upon the issuance of the Series S Warrants on July 3, 2017, in connection with the $5.0 Million Senior Secured Notes Payable, the Series A Warrant exercise price was adjusted to $6.67 per share. Further, upon the issuance of the Series A-1 Preferred Stock Units on August 4, 2017, the Series A Warrants exercise price was further adjusted to $6.65 per share, and each is subject to further adjustment. See Note 14, Subsequent Events, for a discussion of the July 3, 2017 $5.0 Million Senior Secured Notes Payable and issuance of Series S Warrants, and the Series A-1 Preferred Stock Units private placement transactions. The exercise price of the Series A Warrants will be further reduced by a prescribed formula on a weighted average basis in the event the Company issues common stock, options, or convertible securities at a price lower than the exercise price of Series A Warrants immediately prior to such securities issuance. The Series A Warrants became exercisable on May 21, 2017 upon the Company obtaining shareholder approval in accordance with Nasdaq Stock Market Rule 5635(d) of the Series A Preferred Stock Units private placement (“Initial Exercise Date”), and expire after the close of business on April 30, 2024. During the time the Series A Warrants are outstanding, the holders will be entitled to participate in dividends or other distributions on a pro rata basis based upon the equivalent number of common shares that would have been outstanding had the warrants been fully exercised. The Series A Warrants are not subject to redemption.

The following table summarizes the estimated fair values of the Series A Warrants as of the dates indicated along with weighted average assumptions utilized in each calculation:

		Issue Dates Aggregated
	June 30, 2017	Weighted Average
Series A Warrants outstanding	422,838	422,838
Fair value per warrant	$5.95	$9.58
Calculated aggregate fair value	$2,515,886	$4,050,706
Value of common stock	$4.5	$5.73
Exercise price	$8.00	$8.00
Expected term (years)	6.84	7.2
Risk free rate	2.1%	2.3%
Volatility	49%	47%
Dividend yield	0%	0%

The fair value of the Series A warrants was determined using a Monte Carlo simulation. The valuation of the Series A Warrants is subjective and is affected by changes in inputs to the valuation model including the Company’s common stock, and the assumptions regarding the likelihood and timing of dilutive transactions; the estimated volatility in the value of the Company’s equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate.

Note 12 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Series X Warrants

Through April 30, 2024, each Series A Warrant may be exchanged, at the option of the holder, into four Series X Warrants, with each Series X Warrants exercisable for one share of common stock at $6.00 per share, with such Series X Warrant exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. Holders may exercise Series X Warrants by paying the exercise price in cash. The Series X Warrants are exercisable commencing on the first trading day following October 31, 2018 - as it is the later of (i) the May 21, 2017 stockholder approval in accordance with Nasdaq Stock Market Rule 5635(d) of the Series A Preferred Stock Units private placement; or (ii) October 31, 2018 - and may be exercised until April 30, 2024, or earlier upon redemption. At any time after April 30, 2019, the Company may, at its option, redeem all, but not less than all, of the outstanding Series X Warrants at a price of $0.01 per Series X Warrant if the volume weighted average price per share of the Common Stock has been at least $18.00 (as adjusted for stock splits, stock dividends, or similar events occurring after the initial Closing date) for twenty trading days out of the thirty trading day period ending three business days prior to the notice of redemption in addition to certain other conditions. As of June 30, 2017, there were no Series X Warrants issued and outstanding.

Note 13 —Loss Per Share

The following table sets forth basic and diluted net loss per share - as reported and net loss per share attributable to common stockholders for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net loss - as reported	$(989,707)	$(1,314,735)	$(5,259,795)	$(2,011,615)
Series A Convertible Preferred Stock
undeclared and accumulated dividends(1)	(51,271)	—	(77,711)	—
Series A-1 Convertible Preferred Stock
undeclared and accumulated dividends(2)	—	—	—	—
Net loss attributable to common stockholders(3)	$(1,040,978)	$(1,314,735)	$(5,337,506)	$(2,011,615)

Denominator
Weighted-average common shares
outstanding	13,331,211	12,995,495	13,331,052	12,622,747

Loss per share
Basic and diluted(4)
- Net loss - as reported	$(0.07)	$(0.10)	$(0.39)	$(0.16)
- Net loss attributable to common stockholders	$(0.08)	$(0.10)	$(0.40)	$(0.16)

(1)	The Series A Convertible Preferred Stock provides for dividends at an 8% annual rate, compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s Board of Directors. The Series A Convertible Preferred Stock dividends from April 1, 2017 through April 1, 2021 are payable-in-kind (“PIK”) in additional shares of Series A Convertible Preferred Stock. The dividends may be settled, after April 1, 2021, at the option of the Company, through any combination of the issuance of additional Series A Convertible Preferred Stock, common shares, and /or cash payment. As of June 30, 2017, Series A Convertible Preferred Stock dividends totaling $77,711 or a payment-in-kind of 12,984 shares of Series A Convertible Preferred Stock, were earned, accumulated, and in arrears, as the Company’s Board of Directors has not declared such dividends payable. Accordingly, the Company has not recognized a Series A Convertible Preferred Stock dividend payable liability as of June 30, 2017, and will not recognize such dividend payable liability until such dividends are declared by the Company’s Board of Directors.

(2)	The Series A-1 Convertible Preferred Stock provides for dividends at an 8% annual rate, compounded quarterly, accumulate, and are payable in arrears upon being declared by our Board of Directors. The Series A-1 Convertible Preferred Stock dividends from April 1, 2017 through April 1, 2021 are payable-in-kind (“PIK”) in additional shares of Series A-1 Convertible Preferred Stock. The dividends may be settled, after October 1, 2021, at the option of the Company, through any combination of the issuance of additional Series A-1 Convertible Preferred Stock, common shares, and /or cash payment. The Series A-1 Convertible Preferred Stock was issued on August 4, 2017, upon the closing of the Series A-1 Preferred Stock Units private placement, and therefore, the Series A-1 Convertible Preferred Stock initial quarterly dividend will be earned on October 1, 2017. See Note 14, Subsequent Events, for a discussion of the Series A-1 Preferred Stock Units private placement transaction.

(3)	The holders of the Series A Warrants have the same rights to receive dividends as the holders of common stock. As such, the Series A Warrants are considered participating securities under the two-class method of calculating net loss per share. The Company has incurred net losses to-date, and as the holders of the Series A Warrants are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation as of June 30, 2017.

(4)	Basic net loss per share is calculated by dividing the loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive common shares. As the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of incremental shares resulting from common stock equivalents would be anti-dilutive.

Note 13 - Loss Per Share (continued)

The following common stock equivalents have been excluded from the computation of diluted weighted average shares outstanding as their inclusion would be anti-dilutive:

	June 30,
	2017	2016
Stock Options	1,831,924	1,588,313
IPO Warrants	10,579,695	10,620,295
Unit purchase options as to shares of common stock	53,000	53,000
Unit purchase options as to shares underlying warrants	53,000	53,000
Series A Convertible Preferred Stock(5)	422,838	—
Series A Warrants	422,838	—
Series A-1 Convertible Preferred Stock(6)	—	—
Series A-1 Warrants(6)	—	—
Series S Warrants(7)	—	—
Series X Warrants (8)	—	—
Total	13,363,295	12,314,608

(5)	The 422,838 shares of Series A Convertible Preferred Stock would result in 422,838 shares of common stock if-converted by dividing the $6.00 stated value by the initial $6.00 per share conversion price at June 30, 2017; or 508,422 shares of common stock if-converted by dividing the $6.00 stated value by the $4.99 per share adjusted conversion price on August 4, 2017, upon the closing of the Series A-1 Preferred Stock Units private placement.

(6)	The Series A-1 Preferred Stock Units private placement closing on August 4, 2017 resulted in the issuance of 125,000 shares of Series A-1 Convertible Preferred Stock and the same number of Series A-1 Warrants. While the shares of Series A-1 Convertible Preferred Stock are convertible into, and the Series A-1 Warrants are exercisable for, shares of common stock, if they had been outstanding at June 30, 2017, they would have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would be anti-dilutive. See Note 14, Subsequent Events, for a discussion of the Series A-1 Preferred Stock Units private placement transaction.

(7)	On July 3, 2017, 2,660,000 Series S Warrants were issued in connection with the $5.0 million Senior Secured Notes Payable. While the Series S Warrants are exercisable for shares of common stock, if they had been outstanding at June 30, 2017, they would have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would be anti-dilutive. See Note 14, Subsequent Events, for a discussion of the July 3, 2017 issuance the $5.0 million Senior Secured Promissory Notes and Series S Warrants.

(8)	The 422,838 Series A Warrants and the 125,000 Series A-1 Warrants, may be exchanged, at the option of the holder, for Series X Warrants on a four-to-one basis under the terms of their respective warrant agreements. The Series X Warrants are exercisable commencing on the first trading day following October 31, 2018 and may be exercised until April 30, 2024, or earlier upon redemption. Accordingly, the Series X Warrants, if issued, would not be exercisable at June 30, 2017, and as such, to the extent issued, would not be deemed common stock equivalents for purposes of determining diluted weighted average shares outstanding, as they are not exercisable for common stock at such date. As of June 30, 2017, there were no Series X Warrants issued and outstanding. Notwithstanding, the 422,838 Series A Warrants and the 125,000 Series A-1 Warrants issued and outstanding at June 30, 2017, if exchanged, would result in the issuance of a total of 2,191,352 Series X Warrants.

Note 14 — Subsequent Events

$5.0 Million Senior Secured Notes Payable and Series S Warrants - July 3, 2017

Effective July 3, 2017 the Company consummated a $5.0 million of Senior Secured Notes Payable debt transaction with Scopia, upon Scopia delivering on July 3, 2017 by wire transfer to the Company $4.8 million of cash net proceeds, with the delivery of such cash net proceeds completing a Note and Securities Purchase Agreement the Company and Scopia had signed in the evening of June 30, 2017. Under the Note and Securities Purchase Agreement, in consideration of amounts loaned to the Company by Scopia, on July 3, 2017, the Company issued: a 15.0% senior secured promissory note (the “Note”) in favor of the Lender, with a principal amount of $5.0 million and, 2,660,000 Series S Warrants to purchase shares of common stock of the Company, as more fully described below, to the Lender and its designees.

The Note and Securities Purchase Agreement contains certain affirmative covenants of the Company including, among others: (i) the Company’s obligation, commencing four months after the Company obtains initial FDA 510(k) clearance for the Company’s implantable intraosseous vascular access device (the “PortIO Product”), to use its reasonable best efforts to sell the PortIO Product on commercially reasonable terms for an amount not less than $10,000,000; (ii) effective with the first bi-monthly payroll in July 2017, the Company’s CEO agreed to the payment of a reduced salary of $4,200 per month, with the payment of the earned but not paid amount to be deferred until the earlier to occur of (1) the date that FDA 510(k) clearance for the PortIO Product is obtained or (2) the date the Note is repaid in full; and, (iii) the Company agreeing to use its commercially reasonable best efforts to have an effective registration statement filed with the Securities and Exchange Commission registering for resale of all of the shares of Common Stock underlying the Series S Warrants on or prior to November 27, 2017. The Agreement also contains various customary negative covenants of the Company including restrictions on the Company incurring any additional indebtedness or liens or declaring or paying any dividends, subject to certain exceptions provided for in the Note and Securities Purchase Agreement, while any amount under the Note remains outstanding.

The Note bears interest at the rate of 15.0% per annum and interest expense is payable semiannually in arrears on the 30th day of June and December of each calendar year commencing on December 30, 2017. Pursuant to the Note, the Company may elect, in its sole discretion, to pay up to 50.0% of the interest due on the Note on any payment date by increasing the outstanding principal balance of the Note by the amount of such unpaid interest on such payment date. The aggregate principal balance of the Note, together with interest, is due on June 30, 2019 (the “Maturity Date”). However, the principal balance of the Note and any earned and unpaid interest may be repaid at any time without penalty or premium. Additionally, upon the sale of the PortIO Product, the holder of the Note shall have the option to require the Company to redeem the outstanding principal amount of the Note, in whole or in part, (any such redemption, a “ Redemption “), together with any accrued interest thereon, from the proceeds of the sale of the PortIO Product. The aggregate principal amount of any Redemption (taken as a whole) shall be limited to the amount of any net proceeds from the sale of the PortIO Product. The Lender may transfer or assign all or any part of the Note to any person with the prior written consent of the Company; provided no consent shall be required from the Company (i) for any transfer to an affiliate of the Lender; or (ii) upon the occurrence and during the continuance of an Event of Default, as defined in the Note.

Payment of all amounts due under the Note are guaranteed by the Company. The obligations under the Note are secured by all of the assets of the Company pursuant to the terms of a Note and Guaranty Security Agreement, dated as of June 30, 2017 (the “Security Agreement”).

The Series S Warrants have an exercise price of $0.01 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. The Series S Warrants may also be exercised, in whole or in part, on a cashless basis. The Series S Warrants are exercisable at any time until June 30, 2032, and any outstanding Series S Warrants on such date shall be automatically exercised via cashless exercise.

Pursuant to the Note and Securities Purchase Agreement, for so long as the Lender holds at least 50% of the aggregate principal balance of all Notes outstanding, the Lender shall have the ability to nominate one member to the Company’s Board of Directors; provided the Board of Directors shall have the right to reject any such nominee if it determines in good faith such nominee is not reasonably acceptable.

Note 14 — Subsequent Events (continued)

Series A-1 Preferred Stock Units Private Placement - August 4, 2017

On August 3, 2017, the Company’s Board of Directors authorized the issuance of up to 150,000 Series A-1 Preferred Stock Units. On August 4, 2017, the Company entered into a Securities Purchase Agreement pursuant to which the Company may issue up to an aggregate of $600,000 (subject to increase) of Series A-1 Preferred Stock Units at a price of $4.00 per unit, in a private placement transaction (Series A-1 Preferred Stock Units private placement).

At the Series A-1 Preferred Stock Units private placement closing on August 4, 2017, a total of 125,000 Series A-1 Preferred Stock Units were issued for aggregate proceeds of $500,000. The Company did not incur placement agent fees in connection with the Series A-1 Preferred Stock Units private placement.

A Series A-1 Preferred Stock Unit consists of one share of Series A-1 Convertible Preferred Stock and one Series A-1 Warrant, and upon issuance, were immediately separable, and were convertible into and /or exercisable for shares of common stock.

The Series A-1 Convertible Preferred Stock has a par value of $0.001 per share, no voting rights, a stated value of $4.00 per share, and, at the holders’ election, is convertible into a number of shares of common stock equal to the stated value of $4.00 per share divided by the conversion price of $4.00 per share, with such conversion price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. The Series A-1 Convertible Preferred Stock shall not be redeemed for cash and under no circumstances shall the Company be required to net cash settle the Series A-1 Convertible Preferred Stock, or to pay any liquidated damages on account of any failure to satisfy any of its obligations under the Series A-1 Convertible Preferred Stock Certificate of Designations.

The Series A-1 Convertible Preferred Stock provides for dividends at an 8% annual rate, compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s Board of Directors. The Series A-1 Convertible Preferred Stock dividends from April 1, 2017 through April 1, 2021 are payable-in-kind (“PIK”) in additional shares of Series A-1 Convertible Preferred Stock. The dividends may be settled, after October 1, 2021, at the option of the Company, through any combination of the issuance of additional Series A-1 Convertible Preferred Stock, common shares, and /or cash payment. The Series A-1 Convertible Preferred Stock was issued on August 4, 2017, upon the closing of the Series A-1 Preferred Stock Units private placement, and therefore, the Series A-1 Convertible Preferred Stock initial quarterly dividend will be earned on October 1, 2017.

The Series A-1 Warrants may be exercised for one share of common stock at an exercise price of $6.67 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. If at any time after the six (6) month anniversary of the August 4, 2017 closing date, there is no effective registration statement registering, or no current prospectus available for, the resale of the shares underlying the Series A-1 Warrants, then the Series A-1 Warrants may also be exercised, in whole or in part, at such time by means of a “cashless exercise”. During the time the Series A-1 Warrants are outstanding, the holders will be entitled to participate in dividends or other distributions on a pro rata basis based upon the equivalent number of common shares that would have been outstanding had the warrants been fully exercised. The Series A Warrants are not subject to redemption, and under no circumstances will the Company be required to net cash settle the Series A-1 Warrants, for any reason whatsoever, nor to pay any liquidated damages resulting from a failure to satisfy any obligations under the Series A-1 Warrant. The Series A-1 Warrants expire after the close of business on April 30, 2024.

Further, through April 30, 2024, each Series A-1 Warrant may also be exchanged, at the option of the holder, into four Series X Warrants, each of which is exercisable for one share of common stock at $6.00 per share, with such Series X Warrant exercise price not subject-to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. See Note 12, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the Series X Warrant.

Note 14 — Subsequent Events (continued)

Registration Rights Agreement

In connection with the Series A-1 Preferred Stock Units private placement, the Company has entered into a registration rights agreement with participating private placement investors, requiring the Company to file a registration statement with the Securities and Exchange Commission registering for resale the maximum number of common shares issuable upon conversion of the issued Series A-1 Convertible Preferred Shares and the exercise of the Series A-1 Warrants or, if converted, the Series X Warrants. The registration rights agreement requires the Company to file a registration statement registering the underlying common shares no later than sixty (60) days from the Series A-1 Preferred Stock Units private placement closing date, and to use commercially reasonable best efforts to have such registration statement declared effective no later than one hundred and fifty (150) days from such closing date. Delays in the filing of the registration statement or maintaining its effectiveness would result in the Company having to pay damages of 2% of each investor’s Series A-1 Preferred Stock Units subscription amount on the date of a Filing Failure, Effectiveness Failure, and Maintenance Failure, as well as every 30th day thereafter (pro-rated for periods totaling less than 30 days) until the failure is cured.

Other Matters

Except as otherwise noted herein, the Company has evaluated subsequent events through the date of filing of this Quarterly Report on Form 10-Q, and determined there to be no events requiring adjustments to the unaudited condensed consolidated financial statements or disclosures therein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, as well as “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2016, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

●	our limited operating history;
●	our financial performance, including our ability to generate revenue;
●	ability of our products to achieve market acceptance;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	reliance upon additional financings to fund ongoing operating losses;
●	potential ability to obtain additional financing;
●	ability to sustain status as a going concern;
●	ability to protect our intellectual property;
●	ability to complete strategic acquisitions;
●	ability to manage growth and integrate acquired operations;
●	potential liquidity and trading of our securities;
●	regulatory or operational risks;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
●	our expectations regarding the time during which we will be an emerging growth company (“EGC”) under the JOBS Act.

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

Overview

We are a highly-differentiated multi-product medical device company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization. We employ a business model focused on capital efficiency and speed to market. Since our inception on June 26, 2014, our activities have focused on advancing the lead products in our pipeline towards commercialization while protecting our intellectual property, strengthening our corporate infrastructure and management team, and raising working capital through two private placements completed before our initial public offering, consummating our initial public offering in April 2016, the closings in January and March 2017 of the Series A Preferred Stock Units private placement, the July 3, 2017 issuance of $5.0 million of Senior Secured Notes Payable, and the August 4, 2017 closing of the Series A-1 Preferred Stock Units private placement.

With regard to the products in our pipeline — PortIO, CarpX, NextCath, DisappEAR, NextFlo, and Caldus - among other things, we have:

●	filed final nonprovisional patent applications for PortIO, CarpX, NextCath, and Caldus and acquired a patent and related patent applications (one of which was subsequently granted) for NextFlo and entered into a licensing agreement with a group of academic centers securing the worldwide rights in perpetuity to a family of patents and patent applications underlying the DisappEAR product;

●	advanced, in partnership with our design and contract manufacturing partners, our PortIO product from concept to working prototypes, benchtop, animal, and cadaver testing, commercial design and development, verification and validation testing, and finally submission to the FDA for 510(k) clearance with review currently in progress and development of an initial commercialization strategy, in partnership with our medical advisors, focused on short-term applications in patients with poor venous access and future regulatory strategy focused on expanded, longer-term indications and other clinical applications;

●	advanced, in partnership with our design and contract manufacturing partners, our CarpX product from concept to working prototypes, completed successful benchtop and cadaver testing confirming the device consistently cuts the transverse carpal ligament, as well as commercial design and development, and performed pre-submission verification and validation testing with FDA submission for 510(k) clearance anticipated in the near future;

●	engaged a design and contract manufacturing firm with experience in extrusions which has completed initial design work on the first product in the NextCath project and completed head-to-head testing of retention forces, comparing our working prototype to several competing products, which has validated our approach and advanced the commercial design and development process focusing on optimizing the self-anchoring helical portion as well as cost of materials and manufacturing processes;

●	engaged a design and contract manufacturing firm to design and develop the DisappEAR product in collaboration with our academic partners at Tufts University and Harvard Medical School; initiated transfer of laboratory process for creating silk ear tubes into a commercial setting, and begun testing and optimization of manufacturing processes;

●	advanced the design and development of the NextFlo device, including a redesign which dramatically simplifies the product, lowers the projected cost of goods and expands its application to routine inpatient infusion sets, and completed benchtop testing of a working prototype demonstrating constant flows across the range of pressures encountered in clinical situations;

●	selected three initial applications for our Caldus disposable tissue ablation platform technology – endovenous ablation of varicose veins, endoluminal ablation of fistula-in-ano and renal denervation for the treatment of hypertension; in collaboration with our design, engineering and manufacturing partners we have completed proof of principle testing demonstrating we can deliver temperatures of >90C to a balloon catheter for at least 20 minutes of ablation time and histologically confirmed tissue necrosis in a wide variety of tissues and organs in a pig model; we are currently optimizing the design of the renal denervation balloon and catheter and enhancing the design of the infusion device to higher specifications including temperatures up to 140C and significantly higher flow rates;

●	we remain actively engaged with our full-service regulatory consulting partner who is working closely with our contract design, engineering and manufacturing partners as our products advance towards regulatory submission, clearance, and commercialization;

●	we are evaluating a number of product opportunities and intellectual property covering a spectrum of clinical conditions, which have been presented to us by clinician innovators and academic medical centers, for consideration of a partnership to develop and commercialize these products; we are also exploring opportunities to partner with larger medical device companies to commercialize our lead products as they move towards regulatory clearance and commercialization; we are evaluating strategic merger and acquisition opportunities which synergize with our growth strategy; and,

●	we are exploring other opportunities to grow our business and enhance shareholder value through the acquisition of pre-commercial or commercial stage products and /or companies with potential strategic corporate and commercial synergies.

Going Concern

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (ASC Topic 205-40) requires management to assess an entity’s ability to continue as a going concern within one year of the date of the financial statements are issued. In each reporting period (including interim periods), an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

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

We incurred a net loss attributable to common stockholders of $5,337,506, and had net cash flows used in operating activities of $2,648,711 for the six months ended June 30, 2017. At June 30, 2017, we had an accumulated deficit of $12,961,630, negative working capital of $1,839,196, adjusted to exclude the Series A Warrants and the derivative liability, and cash of $82,052. In the near future, we anticipate incurring operating losses and do not expect to experience positive cash flows from operating activities and may continue to incur operating losses for the next several years as we complete the development of our products and seek regulatory approvals to market such products. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date our unaudited condensed consolidated financial statements are issued.

We estimate our current cash resources, including the approximately $4.8 million of net cash proceeds received on July 3, 2017 from the issuance of the $5.0 million Senior Secured Notes Payable, and $0.5 million of net cash proceeds resulting from the August 4, 2017 issuance of Series A-1 Preferred Stock Units in a private placement transaction (see our unaudited condensed consolidated financial statements Note 14, Subsequent Events for a discussion of the July 3, 2017 $5.0 million Senior Secured Notes Payable and the Series A-1 Preferred Stock Units private placement transactions), absent any additional sources of cash, is sufficient to fund our operations into the quarter ended June 30, 2018. Accordingly, we do not have sufficient cash resources to fund our anticipated operating losses beyond the twelve months after the date our unaudited condensed consolidated financial statements are issued. Therefore, we must raise additional cash to support our operating and capital needs beyond the quarter ended June 30, 2018.

Our ability to fund our operations is dependent upon management’s plans, which include raising additional capital, obtaining regulatory approvals for its products currently under development, commercializing and generating revenues from products currently under development, and continuing to control expenses. However, there is no assurance we will be successful in these efforts.

A failure to raise sufficient capital, obtain regulatory approvals of our products, generate sufficient product revenues, or control expenditures, among other factors, will adversely impact our ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives and therefore raises substantial doubt of our ability to continue as a going concern within one year after the date our unaudited condensed consolidated financial statements are issued.

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

Recent Developments

Effective July 3, 2017, we consummated the issuance of $5.0 million of Senior Secured Notes Payable and Series S Warrants to Scopia Holdings, LLC, (“Scopia” or “Lender”), upon Scopia delivering on July 3, 2017 by wire transfer to us $4.8 million of cash net proceeds, with the delivery of such cash net proceeds completing a Note and Securities Purchase Agreement we and Scopia had signed in the evening of June 30, 2017. Under the Note and Securities Purchase Agreement, in consideration of amounts loaned to us by Scopia, on July 3, 2017, we issued: a 15.0% senior secured promissory note (the “Note”) in favor of the Lender, with a principal amount of $5,000,000; and, 2,660,000 Series S Warrants to purchase shares of our common stock an exercise price of $0.01 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. Pursuant to the Note and Securities Purchase Agreement, for so long as the Lender holds at least 50% of the aggregate principal balance of all Notes outstanding, the Lender shall have the ability to nominate one member to our Board of Directors; provided the Board of Directors shall have the right to reject any such nominee if it determines in good faith such nominee is not reasonably acceptable to it. See our unaudited condensed consolidated financial statements Note 14, Subsequent Events, for a discussion of the July 3, 2017 issuance the Senior Secured Promissory Notes and Series S Warrants.

On August 3, 2017, our Board of Directors authorized the issuance of up to 150,000 Series A-1 Preferred Stock Units. On August 4, 2017, we entered into a Securities Purchase Agreement pursuant to which we may issue up to an aggregate of $600,000 of Series A-1 Preferred Stock Units at a price of $4.00 per unit, in a private placement transaction (Series A-1 Preferred Stock Units private placement). At the Series A-1 Preferred Stock Units private placement closing on August 4, 2017, a total of 125,000 Series A-1 Preferred Stock Units were issued for aggregate proceeds of $500,000. We did not incur placement agent fees in connection with the Series A-1 Preferred Stock Units private placement.

A Series A-1 Preferred Stock Unit consists of one share of Series A-1 Convertible Preferred Stock and one Series A-1 Warrant. The Series A-1 Convertible Preferred Stock and Series A-1 Warrants were immediately separable, and convertible and /or exercisable upon their issuance. The Series A-1 Convertible Preferred Stock has a par value of $0.001 per share, no voting rights, a stated value of $4.00 per share, and, at the holders’ election, is convertible into a number of shares of common stock equal to the stated value of $4.00 per share divided by the conversion price of $4.00 per share, with such conversion price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. The Series A-1 Warrants may be exercised for one share of common stock at an exercise price of $6.67 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock.

Further, through April 30, 2024, each Series A-1 Warrant may also be exchanged, at the option of the holder, into four Series X Warrants, each of which is exercisable for one share of common stock at $6.00 per share, with such Series X Warrant exercise price not subject-to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. The Series X Warrants are exercisable commencing on the first trading day following October 31, 2018, and may be exercised until April 30, 2024, or earlier upon redemption. See our unaudited condensed consolidated financial statements Note 12, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the Series X Warrant.

In connection with the Series A-1 Preferred Stock Units private placement, we have entered into a registration rights agreement requiring us to file a registration statement with the Securities and Exchange Commission registering for resale the maximum number of common shares issuable upon conversion of the issued Series A-1 Convertible Preferred Shares and the exercise of the Series A-1 Warrants or, if converted, the Series X Warrants. The registration rights agreement requires the Company to file a registration statement registering the underlying common shares no later than sixty (60) days from the Series A-1 Preferred Stock Units private placement closing date, and to use commercially reasonable best efforts to have such registration statement declared effective no later than one hundred and fifty (150) days from such closing date. Delays in the filing of the registration statement or maintaining its effectiveness would result in us having to pay damages of 2% of each investor’s Series A-1 Preferred Stock Units subscription amount on the date of a Filing Failure, Effectiveness Failure, and Maintenance Failure, as well as every 30th day thereafter (pro-rated for periods totaling less than 30 days) until the failure is cured. See our unaudited condensed consolidated financial statements Note 14, Subsequent Events, for a discussion of the Series A-1 Preferred Stock Units private placement transaction.

Our Board of Directors had previously authorized the issuance of up to a total of 1.25 million Series A Preferred Stock Units, including authorizing 500,000 units on January 21, 2017 and 750,000 units on May 10, 2017. On January 26, 2017, we entered into a Securities Purchase Agreement pursuant to which we may issue up to an aggregate of $3,000,000 of Series A Preferred Stock Units at a price of $6.00 per Series A Preferred Stock Unit, in a private placement transaction (Series A Preferred Stock Units private placement).

At the initial closing on January 26, 2017, and at subsequent closings on January 31, 2017 and March 8, 2017, a total of 422,838 Series A Preferred Stock Units were issued for aggregate gross proceeds of approximately $2.5 million and net proceeds of approximately $2.1 million, after payment of placement agent fees and closing costs.

A Series A Preferred Stock Unit consists of one share of Series A Convertible Preferred Stock and one Series A Warrant. The Series A Convertible Preferred Stock and Series A Warrants were immediately separable upon their issuance. The Series A Convertible Preferred Stock became convertible and the Series A Warrants became exercisable on May 21, 2017 upon stockholder approval, in accordance with Nasdaq Stock Market Rule 5635(d), of the Series A Preferred Stock Units private placement.

Initially, each share of Series A Convertible Preferred Stock is convertible into a number of shares of common stock equal to the stated value of $6.00 per share divided by the initial conversion price of $6.00 per share, subject to adjustment; and, each Series A Warrant is exercisable for one share of common stock at the initial exercise price of $8.00 per share, subject to adjustment. Subsequently, upon the issuance of the Series S Warrants on July 3, 2017, in connection with the $5.0 Million Senior Secured Notes Payable, the Series A Convertible Preferred Stock conversion price was adjusted to $5.00 per share, and the Series A Warrant exercise price was adjusted to $6.67 per share. Further, upon the issuance of the Series A-1 Preferred Stock Units on August 4, 2017, the Series A Convertible Preferred Stock conversion price was further adjusted to $4.99 per share, and the Series A Warrants exercise price was further adjusted to $6.65 per share, and each is subject to further adjustment. See our unaudited condensed consolidated financial statements Note 14, Subsequent Events, for a discussion of the July 3, 2017 $5.0 Million Senior Secured Notes Payable and issuance of Series S Warrants, and the Series A-1 Preferred Stock Units private placement transactions.

Further, through April 30, 2024, each Series A Warrant may also be exchanged, at the option of the holder, into four Series X Warrants, each of which is exercisable for one share of common stock at $6.00 per share, with such Series X Warrant exercise price not subject-to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. The Series X Warrants are exercisable commencing on the first trading day following October 31, 2018, and may be exercised until April 30, 2024, or earlier upon redemption. See our unaudited condensed consolidated financial statements Note 12, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a discussion of the Series A Preferred Stock Units private placement.

In connection with the Series A Preferred Stock Units private placement, we entered into a registration rights agreement requiring us to file a registration statement with the Securities and Exchange Commission registering for resale the maximum number of shares of common stock issuable upon conversion of the issued Series A Convertible Preferred Shares and the exercise of the Series A Warrants or, if converted, the Series X Warrants. The registration rights agreement required the Company to file an initial registration statement registering the underlying common shares no later than sixty (60) days from the initial closing date of the Preferred Stock Units private placement and to use commercially reasonable best efforts to have such registration statement declared effective no later than one hundred and fifty (150) days from the initial closing date. The Company timely filed the initial registration statement on Form S-1 (File No. 333-216963) with the SEC on March 27, 2017, and such registration statement became effective on June 23, 2017. A failure of to maintain the effectiveness of the registration statement would result in us having to pay damages of 2% of each investor’s subscription amount on the date of a Maintenance Failure, as well as every 30th day thereafter (pro-rated for periods totaling less than 30 days) until the failure is cured.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including travel expenses for our employees in executive and research and development functions, facility-related costs, professional fees, accounting and legal services, consultants and expenses associated with obtaining and maintaining patents within our intellectual property portfolio.

We anticipate our general and administrative expenses will increase in the future as we increase our headcount to support our continued potential commercialization of our products. We also anticipate increased expenses related to being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance as a public company, director and officer insurance premiums and investor relations costs. Additionally, prior to the potential regulatory approval of our first product, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to sales and marketing.

Research and development expenses

Research and development expenses consist principally of internal and external costs incurred for the development of our products and include:

●	consulting costs charged to us by various external contract research organizations we contract with to conduct preclinical studies and engineering studies;

●	salary and benefit costs associated with our chief medical officer;

●	costs associated with regulatory filings;

●	patent license fees;

●	cost of laboratory supplies and acquiring, developing and manufacturing preclinical prototypes;

●	product design engineering studies; and

●	rental expense for facilities maintained solely for research and development purposes.

Research and development costs are expensed as incurred.

We incurred approximately $3.6 million in research and development costs from June 26, 2014 (inception) through June 30, 2017. We plan to increase our research and development expenses for the foreseeable future as we continue development of our products.

Our current research and development activities are focused principally on obtaining FDA clearance and initializing commercialization of the lead products in our pipeline, PortIO and CarpX, and advancing our DisappEAR product through its initial development phase, with research and development activities on our other portfolio products commensurate with available sufficient capital resources. These planned research and development activities include the following:

●	completion of engineering design studies for our products;

●	finalization of engineering designs and documentation supporting our products;

●	additional engineering and preclinical studies through our contract research partners;

●	preparation and filing of regulatory submissions with the FDA for our products; and

●	establishing and documenting manufacturing processes for our products.

The successful development of our products is highly uncertain and subject to numerous risks including, but not limited to:

●	the scope, rate of progress and expense of our research and development activities;

●	the scope, terms and timing of obtaining regulatory clearances;

●	the expense of filing, prosecuting, defending and enforcing patent claims;

●	the continued access to expertise through outsourced suppliers for engineering and manufacturing; and

●	the cost, timing and our ability to manufacture sufficient prototype and commercial supplies for our products.

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

In assessing the recoverability of deferred tax assets, we consider whether it is more-likely-than-not some portion or all of the deferred tax assets will not be realized. If we determine it is more-likely-than-not certain future tax benefits may not be realized, a valuation allowance reserve is recognized for the amount of the deferred tax asset unlikely to be realized. Realization of the remaining deferred tax assets will depend on the generation of sufficient taxable income in the appropriate jurisdiction, the reversal of deferred tax liabilities, tax planning strategies, and other factors prior to the expiration date of the tax carryforwards. A change in the estimates used to make this determination could require a reduction in the valuation allowance for deferred tax assets if they become realizable. At June 30, 2017 and December 31, 2016, we concluded a full valuation allowance is necessary for our deferred tax assets.

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016.

	Three Months Ended
	June 30,
	2017	2016

Revenue	$—	$—
Operating expense
General and administrative expenses	1,319,692	959,734
Research and development expenses	701,740	355,001
Total operating expenses	2,021,432	1,314,735
Loss from operations	(2,021,432)	(1,314,735)

Other income (expense)
Loss on the issuance of Series A Preferred Stock Units	—	—
Change in fair value of Series A Warrants	748,423	—
Change in fair value of derivative liability	283,302	—
Other income (expense), net	1,031,725	—

Loss before income tax	(989,707)	(1,314,735)
Income tax	—	—
Net loss	(989,707)	(1,314,735)

Series A Convertible Preferred Stock dividends	(51,271)	—

Net loss attributable to common stockholders	$(1,040,978)	$(1,314,735)

Revenue

We have not generated any revenues to date. Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize products.

General and administrative expense

The following table summarizes our general and administrative expense incurred during the three months ended June 30, 2017 and 2016:

	Three Months	Three Months
	Ended	Ended
	June 30, 2017	June 30, 2016	$ Change	%Change
Compensation and related personnel costs	$211,787	$285,321	$(73,534)	-26%
Stock-based compensation	223,735	155,147	68,588	44%
Outside professional services	704,325	325,963	378,362	116%
Facility related costs	46,594	40,138	6,456	16%
Travel related costs	7,074	70,876	(63,802)	-90%
Board related costs	72,500	48,333	24,167	50%
Other operating costs	53,677	33,956	19,721	58%
Total general and administrative expenses	$1,319,692	$959,734	$359,958	38%

General and administrative expenses incurred for the three months ended June 30, 2017 were $1,319,692, an increase of $359,958 as compared to $959,734 incurred for the prior year period. The increased general and administrative expenses for the current year period is principally due to increased expenses related to stock-based compensation expense of $68,588, outside professional services of $378,362, facility related costs of  $6,456 related to our leased corporate office space, board of directors fees of $24,167, and other operating expenses of $19,721, including increased directors and officers insurance premium fees, offset by lower expenses related to compensation and related personnel costs of $73,534 and travel related costs of $63,802.

The decrease in compensation and related personnel costs expense of $73,534 in the three months ended June 30, 2017 as compared to the prior year period, principally resulted from a lower accrued bonus payable expense recognized in the three months ended June 30, 2017 as compared to the prior year period. In the three months ended June 30, 2017, the accrued bonus payable expense recognized represents the pro rata amount of the guaranteed bonus under the Chief Executive Officer (“CEO”) employment agreement for the three months ended June 30, 2017, as compared to the prior year period, for which accrued bonus payable expense was for the CEO guaranteed bonus for both the three months ended March 31, 2017 and the three months ended June 30, 2017, both of which were recognized as accrued expense in the three months ended June 30, 2017.

The increase in stock-based compensation expense of $68,588 in the three months ended June 30, 2017 as compared to the prior year period, principally resulted from a full three months of stock-based compensation expense recognized in the three months ended June 30, 2017 as compared to a partial period expense recognized in the prior year period, as the stock options were granted effective with the April 28, 2016 IPO, along with additional stock based compensation expense related to stock options granted after June 30, 2016, for which there was no expense recognized in the three months ended June 30, 2016.

The increase in outside professional services of $378,362 in the three months ended June 30, 2017 as compared to the prior year period, is principally comprised of higher consulting and professional fees of $37,194 (which includes consulting fees incurred of $75,000 for each of the three months ended June 30, 2017 and June 30, 2016 under the HCP/Advisors consulting agreement; and, $20,000 during the three months ended June 30, 2017, related to the HCFP/Strategy Advisors agreement; with such entities affiliated with certain of our officers and directors - see “Contractual Obligations” below for further details on these related party agreements); along with increased investor relations and marketing costs of $65,174, increased accounting, legal, printing, and stockholder related costs of $244,388 associated with SEC reporting and public company requirements, increased regulatory consulting costs of $23,002, and increased legal fees and costs related to intellectual property matters of $8,604.

The board of director compensation expense incurred for the services of non-executive members was $72,500 for the three months ended June 30, 2017, as compared to 48,333 for the prior year period. The board of director compensation expense in the prior year period represents a pro-rated payment from the IPO date of April 28, 2016 to June 30, 2016.

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2017 and 2016:

	Three Months	Three Months
	Ended	Ended
	June 30, 2017	June 30, 2016	$ Change	%Change
Compensation and related personnel costs	$84,721	$57,150	$27,571	48%
Stock-based compensation	30,565	21,496	9,069	42%
Outside professional services	586,454	276,355	310,099	112%
Total research and development expenses	$701,740	$355,001	$46,739	98%

In general, the increased research and development expenses incurred during the three months ended June 30, 2017, resulted from increased research and development activities in support of advancing our products toward FDA submittals as compared with limited research and development activities on certain of the products during the prior year period of three months ended June 30, 2016.

Research and development expenses incurred for the three months ended June 30, 2017 were $701,740, an increase of $46,739 as compared to $355,001 incurred for the prior year period. The increase in research and development expenses for the current year period is principally due to increased compensation and related personnel costs of $27,571, increased stock-based compensation expense of $9,069, and increased outside professional services of $310,099.

We incurred $84,721 of compensation and related personnel cost classified as research and development expense in the three months ended June 30, 2017, principally related to the services provided by our Chief Medical Officer (“CMO”). Upon the commencement of the CMO employment agreement on July 1, 2016, the CMO was paid an initial bonus of $50,000 for services provided before the employment agreement effective date, with such payment and related employer payroll taxes recognized as an accrued expense at June 30, 2016.

The increase in stock-based compensation expense of $9,069 in the three months ended June 30, 2017 as compared to the prior year period, resulted from a full three months of stock-based compensation expense recognized in the three months ended June 30, 2017 as compared to a partial period expense recognized in the prior year period, as the stock options were granted effective with the April 28, 2016 IPO.

Research and development spending through outside service providers increased by $310,099 during the three months ended June 30, 2017 when compared to the prior year period.

Other Income and Expense

The following is a discussion of other income and expense for the three months ended June 30, 2017 and 2016.

Change in fair value of Series A Warrant liability

The Series A Warrants are accounted for as derivative liabilities as the warrants provide for modification of the warrant exercise price in the event subsequent sales of common stock at a lower price per share than the then-current warrant exercise price. The Series A Warrants are initially measured at fair value at the time of issuance and subsequently remeasured at fair value at each quarterly balance sheet reporting date, with changes in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations. A reconciliation of the Series A Warrants liability for the three months ended June 30, 2017, is a follows:

Three Months Ended
Series A Warrants Liability	June 30, 2017
Balance at March 31, 2017	$3,264,309
Change in fair value	(748,423)
Balance at June 30, 2017	$2,515,886

The following table summarizes as of June 30, 2017, the estimated fair values of the Series A Warrants along with weighted average assumptions utilized in each calculation.

June 30, 2017
Series A Warrants outstanding	422,838
Fair value per warrant	$5.95
Calculated aggregate fair value	$2,515,886
Value of common stock	$4.50
Exercise price	$8.00
Expected term (years)	6.8
Risk free rate	2.1%
Volatility	49%
Dividend yield	0%

The fair value of the Series A warrants was determined using a Monte Carlo simulation. The valuation of the Series A Warrants is subjective and is affected by changes in inputs to the valuation model including the value of the Company’s common stock, and assumptions regarding the likelihood and timing of dilutive transactions; the estimated volatility in the value of the Company’s equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate.

Change in fair value of Series A Convertible Preferred Stock conversion option embedded derivative liability

The Series A Convertible Preferred Stock conversion option is accounted for as a bifurcated embedded derivative liability, initially measured at fair value at the time of issuance and subsequently remeasured at fair value at each quarterly balance sheet reporting date, with changes in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations. A reconciliation of the Series A Convertible Preferred Stock conversion option embedded derivative liability for the three months ended June 30, 2017, is a follows:

Series A Preferred Stock
Conversion Option	Three Months Ended
Embedded Derivative Liability	June 30, 2017
Balance at March 31, 2017	$997,898
Change in fair value	(283,302)
Balance at March 31, 2017	$714,596

The following table summarizes as of June 30, 2017, the estimated fair values of the Series A Convertible Preferred Stock conversion option embedded derivative liability along with assumptions utilized in each calculation.

June 30, 2017
Fair value per conversion option	$1.69
Series A Convertible Preferred Stock outstanding	422,838
Calculated aggregate fair value	$714,596
Value of common stock	$4.50
Expected term (years)	6.84
Volatility	49%
Risk-free interest rate	2.1%
Dividend yield	0%

The fair value of the Series A Convertible Preferred Stock conversion option embedded derivative liability was determined using a Monte Carlo simulation. The valuation of the Series A Convertible Preferred Stock conversion option embedded derivative liability is subjective and is affected by changes in inputs to the valuation model including the value of the Company’s common stock, and the assumptions regarding the likelihood and timing of dilutive transactions; the estimated volatility in the value of the Company’s equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate.

Results of Operations

Comparison of the six months ended June 30, 2017 and 2016.

	Six Months Ended
	June 30,
	2017	2016
Revenue	$—	$—
Operating expense
General and administrative expenses	2,819,244	1,477,473
Research and development expenses	1,358,453	534,142
Total operating expenses	4,177,697	2,011,615
Loss from operations	(4,177,697)	(2,011,615)

Other income (expense)
Loss on the issuance of Series A Preferred Stock Units	(3,124,285)	—
Change in fair value of Series A Warrants	1,534,820	—
Change in fair value of derivative liability	507,367	—
Other income (expense), net	(1,082,098)	—

Loss before income tax	(5,259,795)	(2,011,615)
Income tax	—	—
Net loss	(5,259,795)	(2,011,615)

Series A Convertible Preferred Stock dividends	(77,711)	—

Net loss attributable to common stockholders	$(5,337,506)	$(2,011,615)

Revenue

We have not generated any revenues to date. Our ability to generate product revenue and become profitable depends upon our ability to successfully commercialize products.

General and administrative expense

The following table summarizes our general and administrative expense incurred during the six months ended June 30, 2017 and 2016:

	Six Months	Six Months
	Ended	Ended
	June 30, 2017	June 30, 2016	$ Change	%Change
Compensation and related personnel costs	$477,740	$470,472	$7,168	2%
Stock-based compensation	466,187	155,147	311,040	200%
Outside professional services	1,508,438	580,793	927,645	160%
Facility related costs	94,432	67,868	26,564	39%
Travel related costs	28,832	103,438	(74,606)	-72%
Board related costs	145,000	48,333	96,667	200%
Other operating costs	98,615	51,322	47,293	92%
Total general and administrative expenses	$2,819,244	$1,477,473	$1,341,771	91%

General and administrative expenses incurred for the six months ended June 30, 2017 were $2,819,244, an increase of $1,341,771 as compared to $1,477,473 incurred for the prior year period. The increased general and administrative expenses for the current year period is principally due to increased expenses related to compensation and related personnel costs of $7,168, stock-based compensation expense of $311,040, outside professional services of $927,645, facility related costs of  $26,564 related to our leased corporate office space, board of directors fees of $96,667, and other operating expenses of $47,293, including increased directors and officers insurance premium fees, offset by lower expenses related to travel related costs of $74,606.

The increase in stock-based compensation expense of $311,040 in the six months ended June 30, 2017 as compared to the prior year period, principally resulted from a full six months of stock-based compensation expense recognized in the six months ended June 30, 2017 as compared to a partial period expense recognized in the prior year period, as the stock options were granted effective with the April 28, 2016 IPO. Additional stock based compensation expense in the six months ended June 30, 2017 includes $51,389 related to the March 31, 2017 modifications to the stock option grant previously awarded to the Company’s former Chief Financial Officer, as well as, stock options granted after June 30, 2016, for which there was no expense recognized in the six months ended June 30, 2016.

The increase in outside professional services of $927,645 in the six months ended June 30, 2017 as compared to the prior year period, is principally comprised of higher consulting and professional fees of $140,272 (which includes consulting fees incurred of $150,000 for each of the six months ended June 30, 2017 and June 30, 2016 under the HCP/Advisors consulting agreement; and, $80,000 during the six months ended June 30, 2017, related to the HCFP/Strategy Advisors agreement; with such entities affiliated with certain of our officers and directors - see “Contractual Obligations” below for further details on these related party agreements); along with increased investor relations and marketing costs of $245,512, increased accounting, legal, printing, and stockholder related costs of $491,815 associated with SEC reporting and public company requirements, increased regulatory consulting costs of $49,119, and increased legal fees and costs related to intellectual property matters of $928.

The board of director compensation expense incurred for the services of non-executive members was $145,000 for the six months ended June 30, 2017, as compared to 48,333 for the prior year period. The board of director compensation expense in the prior year period represents a pro-rated payment from the IPO date of April 28, 2016 to June 30, 2016.

Research and development expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2017 and 2016:

	Six Months	Six Months
	Ended	Ended
	June 30, 2017	June 30, 2016	$ Change	%Change
Compensation and related personnel costs	$161,853	$57,150	$104,703	183%
Stock-based compensation	60,793	21,498	39,297	183%
Outside professional services	1,135,807	455,496	680,311	149%
Total research and development expenses	$1,358,453	$534,142	$824,311	154%

In general, the increased research and development expenses incurred during the six months ended June 30, 2017, resulted from increased research and development activities in support of advancing our products toward FDA submittals as compared with limited research and development activities on certain of the products during the prior year period of six months ended June 30, 2016.

Research and development expenses incurred for the six months ended June 30, 2017 were $1,358,453, an increase of $824,311 as compared to $534,142 incurred for the prior year period. The increase in research and development expenses for the current year period is principally due to increased compensation and related personnel costs of $104,703, increased stock-based compensation expense of $39,297, and increased outside professional services of $680,311.

We incurred $161,853 of compensation and related personnel costs classified as research and development expense, in the six months ended June 30, 2017, principally related to the services provided by our CMO. Upon the commencement of the CMO employment agreement on July 1, 2016, the CMO was paid an initial bonus of $50,000 for services provided before the employment agreement effective date, with such payment and related employer payroll taxes recognized as an accrued expense at June 30, 2016.

The increase in stock-based compensation expense of $39,297 in the six months ended June 30, 2017 as compared to the prior year period, resulted from a full six months of stock-based compensation expense recognized in the six months ended June 30, 2017 as compared to a partial period expense recognized in the prior year period, as the stock options were granted effective with the April 28, 2016 IPO.

Research and development spending through outside service providers increased by $680,311 during the six months ended June 30, 2017 when compared to the prior year period.

Other Income and Expense

The following is a discussion of other income and expense for the six months ended June 30, 2017 and 2016.

Loss Related to issuance of Series A Preferred Stock Units

The issuance of the Series A Preferred Stock Units resulted in the recognition of a $3,124,285 loss in the six months ended June 30, 2017, resulting from the aggregate fair value of the Series A Warrant liability and the Series A Convertible Preferred Stock conversion option embedded derivative liability being in excess of the Series A Preferred Stock Units issuance gross proceeds, with such excess amounting to $2,735,657, along with offering costs of $388,628 which were also recognized as a current period expense, summarized as follows:

Series A
Preferred
Stock Units
Issue Dates
(Aggregate)
Series A Preferred Stock Units issuance gross proceeds	$2,537,012
Less: Series A Warrants initial fair value	(4,050,706)
Less: Conversion option embedded derivative liability initial fair value	(1,221,963)
Excess of fair value over gross proceeds	(2,735,657)
Offering costs	(388,628)
Loss on issuance of Series A Preferred Stock Units	$(3,124,285)

Change in fair value of Series A Warrant liability

The Series A Warrants are accounted for as derivative liabilities as the warrants provide for modification of the warrant exercise price in the event subsequent sales of common stock at a lower price per share than the then-current warrant exercise price. The Series A Warrants are initially measured at fair value at the time of issuance and subsequently remeasured at fair value at each quarterly balance sheet reporting date, with changes in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations. A reconciliation of the Series A Warrants liability for the six months ended June 30, 2017, is a follows:

Six Months Ended
Series A Warrants Liability	June 30, 2017
Balance at December 31, 2016	$—
Initial fair value on dates of issuance	4,050,706
Change in fair value	(1,534,820)
Balance at June 30, 2017	$2,515,886

The following table summarizes as of June 30, 2017 and the issuance dates, the estimated fair values of the Series A Warrants as of the dates indicated along with weighted average assumptions utilized in each calculation.

		Issue
		Dates
		Aggregated
		Weighted
	June 30, 2017	Average
Series A Warrants outstanding	422,838	422,838
Fair value per warrant	$5.95	$9.58
Calculated aggregate fair value	$2,515,886	$4,050,706
Value of common stock	$4.50	$5.73
Exercise price	$8.00	$8.00
Expected term (years)	6.8	7.2
Risk free rate	2.1%	2.3%
Volatility	49%	47%
Dividend yield	0%	0%

The fair value of the Series A warrants was determined using a Monte Carlo simulation. The valuation of the Series A Warrants is subjective and is affected by changes in inputs to the valuation model including the value of the Company’s common stock, and assumptions regarding the likelihood and timing of dilutive transactions; the estimated volatility in the value of the Company’s equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate.

Change in fair value of Series A Convertible Preferred Stock conversion option embedded derivative liability

The Series A Convertible Preferred Stock conversion option is accounted for as a bifurcated embedded derivative liability, initially measured at fair value at the time of issuance and subsequently remeasured at fair value at each quarterly balance sheet reporting date, with changes in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations. A reconciliation of the Series A Convertible Preferred Stock conversion option embedded derivative liability for the six months ended June 30, 2017, is a follows:

Series A Preferred Stock
Conversion Option	Six Months Ended
Embedded Derivative Liability	June 30, 2017
Balance at December 31, 2016	$—
Initial fair value on dates of issuance	1,221,963
Change in fair value	(507,367)
Balance at June 30, 2017	$714,596

The following table summarizes as of June 30, 2017 and the issuance dates, the estimated fair values of the Series A Convertible Preferred Stock conversion option embedded derivative liability, along with assumptions utilized in each calculation.

		Issue
		Dates
		Aggregated
		Weighted
	June 30, 2017	Average
Fair value per conversion option	$1.69	$2.89
Series A Convertible Preferred Stock outstanding	422,838	422,838
Calculated aggregate fair value	$714,596	$1,221,963
Value of common stock	$4.50	$5.73
Expected term (years)	6.8	7.2
Volatility	49%	47%
Risk-free interest rate	2.1%	2.3%
Dividend yield	0%	0%

The fair value of the Series A Convertible Preferred Stock conversion option embedded derivative liability was determined using a Monte Carlo simulation. The valuation of the Series A Convertible Preferred Stock conversion option embedded derivative liability is subjective and is affected by changes in inputs to the valuation model including the value of the Company’s common stock, and the assumptions regarding the likelihood and timing of dilutive transactions; the estimated volatility in the value of the Company’s equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate.

Non-GAAP Financial Measures

The factors described above resulted in net loss attributable to common stockholders of $1,040,978 and $5,337,506 for the three and six months ended June 30, 2017, respectively, as compared to net loss attributable to common stockholders of $1,314,735 and $2,011,615 for the three and six months ended June 30, 2016, respectively.

To supplement our condensed consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) within this Quarterly Report on Form 10-Q, management provides certain non-GAAP financial measures of the Company’s financial results. These non-GAAP financial measures include net loss before interest, taxes, depreciation, and amortization (“EBITDA”) and non-GAAP Adjusted Loss, which further adjusts EBITDA for stock-based compensation expense, loss on the issuance of the Series A Preferred Stock Units, the change in fair value of the Series A Warrant liability, and the change in fair value of the Series A Convertible Preferred Stock conversion option embedded derivative liability. The foregoing non-GAAP financial measures of EBITDA and non-GAAP Adjusted Loss are not recognized terms under U.S. GAAP.

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

These non-GAAP financial measures are provided to enhance readers’ overall understanding of our current financial results and to provide further information for comparative purposes. Management believes the non-GAAP financial measures provide useful information to management and investors by isolating certain expenses, gains and losses that may not be indicative of our core operating results and business outlook. Specifically, the non-GAAP financial measures include non-GAAP adjusted loss and its presentation is intended to help the reader understand the effect of the loss on the issuance of the Series A Preferred Stock Units and the corresponding derivative accounting for non-cash charges on financial performance. In addition, management believes non-GAAP financial measures enhance the comparability of results against prior periods.

A reconciliation to the most directly comparable GAAP measure of all non-GAAP financial measures included in this report for the three months ended June 30, 2017 and 2016, is as follows:

	Three Months Ended June 30,
	2017	2016	$ Change
Net loss attributable to common stockholders	$(1,040,978)	$(1,314,735)	$273,757
Series A Convertible Preferred Stock dividends	51,271	—	51,271
Net loss - as reported	(989,707)	(1,314,735)	325,028

Adjustments
Depreciation expense(1)	1,803	705	1,098
Interest expense	—	—	—
Income tax provision	—	—	—

EBITDA	(987,904)	(1,314,030)	326,126

Stock-based compensation expense(2)	254,300	176,643	77,657
Loss on the issuance of Series A Preferred Stock Units(3)	—	—	—
Change in fair value of Series A Warrants(4)	(748,423)	—	(748,423)
Change in fair value of derivative liability(5)	(283,302)	—	(283,302)

Non-GAAP adjusted loss	$(1,765,329)	$(1,137,387)	$(627,942)

(1)	Included in general and administrative expenses in the condensed consolidated statement of operations.

(2)	Stock-based compensation expense of $223,735 and $155,147 is included in general administrative expenses and, $30,565 and $21,496 is included in research and development expenses, in the condensed consolidated statement of operations, in the three months ended June 30, 2017 and 2016, respectively.

(3)	The issuance of the Series A Preferred Stock Units resulted in the recognition of a current period loss in the three months ended March 31, 2017 of $3,124,285, resulting from the aggregate fair value of the Series A Warrants and the derivative liability being in excess of the Series A Preferred Stock Units issuance gross proceeds, with such excess amounting to $2,735,657, along with offering costs of $388,628 also recognized as a current period expense in the unaudited condensed consolidated statement of operations. The Series A Preferred Stock Units were issued in the three months ended March 31, 2017, and therefore there was no comparable amount in the prior year period.

(4)	The Series A Warrants are initially measured at fair value at the time of issuance and subsequently remeasured at fair value at each quarterly balance sheet reporting date, with changes in fair value recognized as other income or expense in the condensed consolidated statement of operations. The Series A Preferred Stock Units were issued in the three months ended March 31, 2017, and therefore there was no comparable amount in the prior year period.

(5)	The Series A Convertible Preferred Stock conversion option is accounted for as a bifurcated embedded derivative liability, initially measured at fair value at the time of issuance and subsequently remeasured at fair value at each reporting period, with changes in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations. The Series A Preferred Stock Units were issued in the three months ended March 31, 2017, and therefore there was no comparable amount in the prior year period.

 A reconciliation to the most directly comparable GAAP measure of all non-GAAP financial measures included in this report for the six months ended June 30, 2017 and 2016, is as follows:

	Six Months Ended June 30,
	2017	2016	$ Change
Net loss attributable to common stockholders	$(5,337,506)	$(2,011,616)	$(3,325,891)
Series A Convertible Preferred Stock dividends	77,711	—	77,711
Net loss - as reported	(5,259,795)	(2,011,616)	(3,248,180)

Adjustments
Depreciation expense(1)	3,505	837	2,668
Interest expense	—	—	—
Income tax provision	—	—	—

EBITDA	(5,256,290)	(2,010,778)	(3,245,512)

Stock-based compensation expense(2)	526,980	176,643	350,337
Loss on the issuance of Series A Preferred Stock Units(3)	3,124,285	—	3,124,285
Change in fair value of Series A Warrants(4)	(1,534,820)	—	(1,534,820)
Change in fair value of derivative liability(5)	(507,367)	—	(507,367)

Non-GAAP adjusted loss	$(3,647,212)	$(1,834,135)	$(1,813,077)

(1)	Included in general and administrative expenses in the condensed consolidated statement of operations.

(2)	Stock-based compensation expense of $466,187 (which includes $51,389 of stock-based compensation expense related to the stock option modifications at March 31, 2017 to the stock option grant previously awarded to the Company’s former Chief Financial Officer) and $155,147 is included in general administrative expenses; and, $60,793 and $21,496 is included in research and development expenses, in the condensed consolidated statement of operations, for the six months ended June 30, 2017 and 2016, respectively. There was no stock-based compensation expense in the three months ended March 31, 2016, as the stock options were granted in April 2016.

(3)	The issuance of the Series A Preferred Stock Units resulted in the recognition of a current period loss in the six months ended June 30, 2017 of $3,124,285, resulting from the aggregate fair value of the Series A Warrants and the derivative liability being in excess of the Series A Preferred Stock Units issuance gross proceeds, with such excess amounting to $2,735,657, along with offering costs of $388,628 also recognized as a current period expense in the unaudited condensed consolidated statement of operations. The Series A Preferred Stock Units were issued in the three months ended March 31, 2017, and therefore there was no comparable amount in the prior year period.

(4)	The Series A Warrants are initially measured at fair value at the time of issuance and subsequently remeasured at fair value at each quarterly balance sheet reporting date, with changes in fair value recognized as other income or expense in the condensed consolidated statement of operations. The Series A Preferred Stock Units were issued in the three months ended March 31, 2017, and therefore there was no comparable amount in the prior year period.

(5)	The Series A Convertible Preferred Stock conversion option is accounted for as a bifurcated embedded derivative liability, initially measured at fair value at the time of issuance and subsequently remeasured at fair value at each reporting period, with changes in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations. The Series A Preferred Stock Units were issued in the three months ended March 31, 2017, and therefore there was no comparable amount in the prior year period.

Liquidity and Capital Resources

We are an early stage and emerging growth company and have not generated any revenues to date. As such, we are subject to all of the risks associated with early stage and emerging growth companies. Since inception, the Company has incurred losses and negative cash flows from operating activities. We do not expect to generate positive cash flows from operating activities in the near future until such time, if at all, we complete the development process of our products, including regulatory approvals, and thereafter, begin to commercialize and achieve substantial acceptance in the marketplace for the first of a series of products in its medical device portfolio.

Since June 26, 2014 (inception), we have financed our operations principally through an aggregate of approximately $13.7 million of equity and debt financing, net of offering costs, including: approximately $2.1 million of net proceeds from private offerings of our common stock and warrants issued prior to our IPO; approximately $4.2 million of net cash proceeds resulting from our IPO on April 28, 2016; and, to-date during 2017, approximately $2.1 million of net proceeds from the Series A Preferred Stock Units private placement; $4.8 million of net cash proceeds from the July 3, 2017 issuance of $5.0 million of Senior Secured Notes Payable; and $0.5 million of proceeds from the August 4, 2017 Series A-1 Preferred Stock Units private placement.

We have incurred a net loss attributable to common stockholders of $1,040,978 and $1,314,735 in the three months ended June 30, 2017 and 2016, respectively, and $5,337,506 and $2,011,615 in the six months ended June 30, 2017 and 2016, respectively. We had net cash flows used in operating activities of $2,648,711 and $2,025,042 in the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, we had an accumulated deficit of $12,961,630, negative working capital of $1,839,196, adjusted to exclude the Series A Warrants and the derivative liability, and cash of $82,052.

In the near future, we anticipate incurring operating losses and do not expect to experience positive cash flows from operating activities, and may continue to incur operating losses for the next several years as we complete the development of our products and file for and request regulatory approvals to market our products.

These factors raise substantial doubt of the Company’s ability to continue as a going concern within one year after the date our unaudited condensed consolidated financial statements are issued.

Effective July 3, 2017, we consummated the issuance of $5.0 million of Senior Secured Notes Payable and Series S Warrants to Scopia, upon Scopia delivering on July 3, 2017 by wire transfer to us $4.8 million of cash net proceeds, with the delivery of such cash net proceeds completing a Note and Securities Purchase Agreement we and Scopia had signed in the evening of June 30, 2017. Under the Note and Securities Purchase Agreement, in consideration of amounts loaned to us by Scopia, on July 3, 2017, we issued: the Note in favor of the Lender, with a principal amount of $5,000,000; and, 2,660,000 Series S Warrants to purchase shares of our common stock an exercise price of $0.01 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. Pursuant to the Note and Securities Purchase Agreement, for so long as the Lender holds at least 50% of the aggregate principal balance of all Notes outstanding, the Lender shall have the ability to nominate one member to our Board of Directors; provided the Board of Directors shall have the right to reject any such nominee if it determines in good faith such nominee is not reasonably acceptable to it. See our unaudited condensed consolidated financial statements Note 14, Subsequent Events, for a discussion of the July 3, 2017 $5.0 million Senior Secured Promissory Notes and Series S Warrants.

On August 3, 2017, our Board of Directors authorized the issuance of up to 150,000 Series A-1 Preferred Stock Units, On August 4, 2017, we entered into a Securities Purchase Agreement pursuant to which we may issue up to an aggregate of $600,000 (subject to increase) of Series A-1 Preferred Stock Units at a price of $4.00 per unit, in a private placement transaction (Series A-1 Preferred Stock Units private placement). At the Series A-1 Preferred Stock Units private placement closing on August 4, 2017, a total of 125,000 Series A-1 Preferred Stock Units were issued for aggregate proceeds of approximately $500,000. We did not incur placement agent fees in connection with the Series A-1 Preferred Stock Units private placement.

A Series A-1 Preferred Stock Unit consists of one share of Series A-1 Convertible Preferred Stock and one Series A-1 Warrant. The Series A-1 Convertible Preferred Stock and Series A-1 Warrants were immediately separable, and convertible and /or exercisable upon their issuance. The Series A-1 Convertible Preferred Stock has a par value of $0.001 per share, no voting rights, a stated value of $4.00 per share, and, at the holders’ election, is convertible into a number of shares of common stock equal to the stated value of $4.00 per share divided by the conversion price of $4.00 per share, with such conversion price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. The Series A-1 Warrants may be exercised for one share of common stock at an exercise price of $6.67 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock.

Further, through April 30, 2024, each Series A-1 Warrant may also be exchanged, at the option of the holder, into four Series X Warrants, each of which is exercisable for one share of common stock at $6.00 per share, with such Series X Warrant exercise price not subject-to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. The Series X Warrants are exercisable commencing on the first trading day following October 31, 2018, and may be exercised until April 30, 2024, or earlier upon redemption. See our unaudited condensed consolidated financial statements Note 12, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the Series X Warrant.

In connection with the Series A-1 Preferred Stock Units private placement, we have entered into a registration rights agreement requiring us to file a registration statement with the Securities and Exchange Commission registering for resale the maximum number of common shares issuable upon conversion of the issued Series A-1 Convertible Preferred Shares and the exercise of the Series A-1 Warrants or, if converted, the Series X Warrants. The registration rights agreement requires the Company to file a registration statement registering the underlying common shares no later than sixty (60) days from the Series A-1 Preferred Stock Units private placement closing date, and to use commercially reasonable best efforts to have such registration statement declared effective no later than one hundred and fifty (150) days from such closing date. Delays in the filing of the registration statement or maintaining its effectiveness would result in us having to pay damages of 2% of each investor’s Series A-1 Preferred Stock Units subscription amount on the date of a Filing Failure, Effectiveness Failure, and Maintenance Failure, as well as every 30th day thereafter (pro-rated for periods totaling less than 30 days) until the failure is cured. See our unaudited condensed consolidated financial statements Note 14, Subsequent Events, for a discussion of the Series A-1 Preferred Stock Units private placement.

Our Board of Directors had previously authorized the issuance of up to a total of 1.25 million Series A Preferred Stock Units, including authorizing 500,000 units on January 21, 2017 and 750,000 units on May 10, 2017. On January 26, 2017, we entered into a Securities Purchase Agreement pursuant to which we may issue up to an aggregate of $3,000,000 of Series A Preferred Stock Units at a price of $6.00 per Series A Preferred Stock Unit, in a private placement transaction (Series A Preferred Stock Units private placement).

At the initial closing on January 26, 2017, and at subsequent closings on January 31, 2017 and March 8, 2017, a total of 422,838 Series A Preferred Stock Units were issued for aggregate gross proceeds of approximately $2.5 million and net proceeds of approximately $2.1 million, after payment of placement agent fees and closing costs.

A Series A Preferred Stock Unit consists of one share of Series A Convertible Preferred Stock and one Series A Warrant, as discussed below. The Series A Convertible Preferred Stock and Series A Warrants were immediately separable upon their issuance. The Series A Convertible Preferred Stock became convertible and the Series A Warrants became exercisable on May 21, 2017 upon stockholder approval, in accordance with Nasdaq Stock Market Rule 5635(d), of the Series A Preferred Stock Units private placement.

Initially, each share of Series A Convertible Preferred Stock is convertible into a number of shares of common stock equal to the stated value of $6.00 per share divided by the initial conversion price of $6.00 per share, subject to adjustment; and, each Series A Warrant is exercisable for one share of common stock at the initial exercise price of $8.00 per share, subject to adjustment. Subsequently, upon the issuance of the Series S Warrants on July 3, 2017, in connection with the $5.0 Million Senior Secured Notes Payable, the Series A Convertible Preferred Stock conversion price was adjusted to $5.00 per share, and the Series A Warrant exercise price was adjusted to $6.67 per share. Further, upon the issuance of the Series A-1 Preferred Stock Units on August 4, 2017, the Series A Convertible Preferred Stock conversion price was further adjusted to $4.99 per share, and the Series A Warrants exercise price was further adjusted to $6.65 per share, and each is subject to further adjustment. See our unaudited condensed consolidated financial statements Note 14, Subsequent Events, for a discussion of the July 3, 2017 $5.0 Million Senior Secured Notes Payable and issuance of Series S Warrants, and the Series A-1 Preferred Stock Units private placement transactions.

Further, through April 30, 2024, each Series A Warrant may also be exchanged, at the option of the holder, into four Series X Warrants, each of which is exercisable for one share of common stock at $6.00 per share, with such Series X Warrant exercise price not subject-to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. The Series X Warrants are exercisable commencing on the first trading day following October 31, 2018, and may be exercised until April 30, 2024, or earlier upon redemption. See our unaudited condensed consolidated financial statements Note 12, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a discussion of the Series A Preferred Stock Units private placement.

We estimate our current cash resources, including the approximately $4.8 million of net cash proceeds received in the July 3, 2017 Senior Secured Notes Payable transaction, and approximately $0.5 million of net cash proceeds resulting from the August 4, 2017 issuance of Series A-1 Preferred Stock Units in a private placement transaction, as discussed above, absent any additional sources of cash, is sufficient to fund our operations through the quarter ended June 30, 2018. Accordingly, we do not have sufficient cash resources to fund our anticipated operating losses for the next twelve months and we must raise additional funds to support our operating and capital needs beyond the quarter ended June 30, 2018.

Our ability to fund our operations is dependent upon management’s plans, which include raising additional capital, obtaining regulatory approvals for our products currently under development, commercializing and generating revenues from products currently under development, if any, and continuing to control expenses. However, there is no assurance we will be successful in these efforts.

A failure to raise sufficient capital, obtain regulatory approvals for our products, generate sufficient product revenues, or control expenditures, among other factors, will adversely impact our ability to meet our financial obligations as they become due and payable and to achieve our intended business objectives and therefore raises substantial doubt of our ability to continue as a going concern within one year after the date our unaudited condensed consolidated financial statements are issued.

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

Cash flows and liquidity

The following table sets forth the primary sources and uses of cash flows for each period set forth below:

	Six Months Ended June 30,
	2017	2016
Net cash flows (used in) or provided by:
Operating activities	$(2,648,711)	$(2,025,042)
Investing activities	(5,301)	(14,443)
Financing activities	2,150,384	4,295,062
Net increase (decrease) in cash	(503,628)	(2,255,577)
Cash, beginning of period	585,680	767,268
Cash, end of period	$82,052	$3,022,845

Net cash flows used in operating activities

The net cash flows used in operating activities in the six months ended June 30, 2017 were $2,648,711 and consisted of a net loss of $5,259,795, adjusted for the $3,124,285 loss related to the issuance of Series A Preferred Stock Units, $1,534,820 resulting from the change in fair value of the Series A Warrants, and $507,367 resulting from the change in fair value of the Series A Convertible Preferred Stock conversion option embedded derivative liability, along with depreciation expense of $3,505, stock based compensation of $526,980, and a net increase of $998,501 in operating assets and liabilities. The net increase in operating assets and liabilities was comprised of: a net decrease in prepaid expenses and other current assets of $858; and a net increase of $967,643 in accounts payable and accrued expenses.

The net cash flows used in operating activities for the six months ended June 30, 2016 were $2,255,577 and consisted of a net loss of $2,011,615, adjusted for depreciation expense of $837, stock based compensation of $176,643, and a net decrease of $190,907 in operating assets and liabilities. The net decrease in operating assets and liabilities was comprised of: a net increase in prepaid expenses and other current assets of $107,563; and a net decrease of $83,344 in accounts payable and accrued expenses.

Net cash flows used in investing activities

Net cash flows used in investing activities in the six months ended June 30, 2017 and 2016, related to the purchases of computer and research equipment, totaling $5,301 and $14,443, respectively.

Net cash flows provided by financing activities

Net cash flows provided by financing activities in the six months ended June 30, 2017, were $2,150,384, comprised of $2,537,012 resulting from the issuance of Series A Preferred Stock Units, offset by $388,628 of offering costs in connection with the issuance of Series A Preferred Stock Units, and $2,000 from the exercise of warrants for cash.

Net cash flows provided by financing activities in the six months ended June 30, 2016, were $4,295,062, comprised of $5,300,00 of gross proceeds from the issuance of units in our April 28, 2016 IPO, offset by $1,004,938 of offering costs in connection with the issuance of the IPO units.

Series A Convertible Preferred Stock Dividends

The Series A Convertible Preferred Stock provides for dividends at an 8% annual rate, compounded quarterly, accumulate, and are payable in arrears upon being declared by our Board of Directors. The Series A Convertible Preferred Stock dividends from April 1, 2017 through April 1, 2021 are payable-in-kind (“PIK”) in additional shares of Series A Convertible Preferred Stock. The dividends may be settled, after April 1, 2021, at the option of the Company, through any combination of the issuance of additional Series A Convertible Preferred Stock, common shares, and /or cash payment. As of June 30, 2017, Series A Convertible Preferred Stock dividends totaling $77,711 or a payment-in-kind of 12,984 shares of Series A Convertible Preferred Stock, were earned, accumulated, and in arrears, as our Board of Directors have not declared such dividends payable. Accordingly, we have not recognized a Series A Convertible Preferred Stock dividend payable liability as of June 30, 2017, and will not recognize such dividend payable liability until such dividends are declared by the Company’s Board of Directors.

Series A-1 Convertible Preferred Stock Dividends

The Series A-1 Convertible Preferred Stock provides for dividends at an 8% annual rate, compounded quarterly, accumulate, and are payable in arrears upon being declared by our Board of Directors. The Series A-1 Convertible Preferred Stock dividends from April 1, 2017 through April 1, 2021 are payable-in-kind (“PIK”) in additional shares of Series A-1 Convertible Preferred Stock. The dividends may be settled, after October 1, 2021, at the option of the Company, through any combination of the issuance of additional Series A-1 Convertible Preferred Stock, common shares, and /or cash payment. The Series A-1 Convertible Preferred Stock was issued on August 4, 2017, upon the closing of the Series A-1 Preferred Stock Units private placement, and therefore, the Series A-1 Convertible Preferred Stock initial quarterly dividend will be earned on October 1, 2017.

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

Fair Value Measurements

Fair value is defined as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy which prioritizes the inputs used in the valuation methodologies, as follows:

Level 1	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets which are not active, or other inputs observable or can be corroborated by observable market data.

Level 3	Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

At June 30, 2017 and December 31, 2016, the carrying values of cash, accounts payable, and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments. At June 30, 2017, the carrying values of the warrant liability and the derivative liability are measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement. At December 31, 2016 the Company does not have any assets or liabilities required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

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

Going Concern

The provisions of FASB ASC Topic 205-40, Presentation of Financial Statements - Going Concern (ASC Topic 205-40) requires management to assess an entity’s ability to continue as a going concern within one year of the date of the financial statements are issued. In each reporting period (including interim periods), an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued. We have incorporated specific disclosures within our financial statements stating there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the financial statement issuance date. See Liquidity and Capital Resources above for a discussion of our liquidity and going concern status.

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities should the Company be unable to continue as a going concern.

Recently Issued Accounting Standards

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) - Part I - Accounting for Certain Financial Instruments with Down-Round Features, and Part II - Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Principally, ASU 2017-11 amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the down-round feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down-round feature) and will also recognize the effect of the trigger within equity. Additionally, ASU 2017-11 also addresses “navigational concerns” within the FASB ASC related to an indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests, which has resulted in the existence of significant “pending content” in the ASC. The FASB decided to reclassify the indefinite deferral as a scope exception, which does not have an accounting effect. The guidance of ASU 2017-11 is effective for public business entities, as defined in the ASC Master Glossary, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and for all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier adoption is permitted for all entities as of the beginning of an interim period for which financial statements (interim or annual) have not been issued or have not been made available for issuance. The Company is evaluating the impact of this guidance on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting. In ASU 2017-09, the FASB provides guidance on determining which changes to the terms and conditions of stock-based compensation arrangements require the application of “modification accounting” under ASC 718. Generally, ASC 718 modification accounting is not applicable if the stock-based arrangement immediately before and after the modification has the same fair value, vesting conditions, and balance sheet classification. The guidance of ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities, as defined in the ASC Master Glossary, for periods for which financial statements have not yet been issued, and for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company adopted this guidance as of April 1, 2017, and it did not have an effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, which amends the guidance of FASB ASC Topic 805, Business Combinations (ASC 805) adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The objective of ASU 2017-01 is to narrow the definition of what qualifies as a business under Topic 805 and to provide guidance for streamlining the analysis required to assess whether a transaction involves the acquisition (disposal) of a business. ASU 2017-01 provides a screen to assess when a set of assets and processes do not qualify as a business under Topic 805, reducing the number of transactions that need to be considered as possible business acquisitions. ASU 2017-01 also narrows the definition of output under Topic 805 to make it consistent with the description of outputs under Topic 606. The guidance of ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted under certain circumstances. The Company is evaluating the impact of this guidance on its consolidated financial statements.

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

Contractual Obligations

Effective July 3, 2017 the Company consummated the issuance of $5.0 million of Senior Secured Notes Payable and Series S Warrants to Scopia, upon Scopia delivering by wire transfer to the Company $4.8 million of cash net proceeds, with the delivery of such cash net proceeds completing a Note and Securities Purchase Agreement the Company and Scopia had signed in the evening of June 30, 2017. Under the Note and Securities Purchase Agreement, in consideration of amounts loaned to the Company by Scopia, on July 3, 2017, the Company issued: the Note in favor of the Lender, with a principal amount of $5,000,000; and, 2,660,000 Series S Warrants to purchase shares of common stock of the Company with an exercise price of $0.01 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock.

The Note and Securities Purchase Agreement contains certain affirmative covenants of the Company including, among others: (i) the Company’s obligation, commencing four months after the Company obtains initial FDA 510(k) clearance for the Company’s implantable intraosseous vascular access device (the “ PortIO Product “), to use its reasonable best efforts to sell the PortIO Product on commercially reasonable terms for an amount not less than $10,000,000; (ii) the Company’s Chief Executive Officer agreeing to defer certain future amounts of salary until the earlier to occur of (1) the date that FDA 510(k) clearance for the PortIO Product is obtained or (2) the date the Note is repaid in full; and, (iii) the Company agreeing to use its commercially reasonable best efforts to have an effective registration statement filed with the Securities and Exchange Commission registering for resale of all of the shares of Common Stock underlying the Series S Warrants on or prior to November 27, 2017. The Agreement also contains various customary negative covenants of the Company including restrictions on the Company incurring any additional indebtedness or liens or declaring or paying any dividends, subject to certain exceptions provided for in the Note and Securities Purchase Agreement, while any amount under the Note remains outstanding.

The Note bears interest at the rate of 15.0% per annum and interest expense is payable semiannually in arrears on the 30th day of June and December of each calendar year commencing on December 30, 2017. Pursuant to the Note, the Company may elect, in its sole discretion, to pay up to 50.0% of the interest due on the Note on any payment date by increasing the outstanding principal balance of the Note by the amount of such unpaid interest on such payment date. The aggregate principal balance of the Note, together with interest, is due on June 30, 2019 (the “Maturity Date “). However, the principal balance of the Note and any earned and unpaid interest may be repaid at any time without penalty or premium. Additionally, upon the sale of the PortIO Product, the holder of the Note shall have the option to require the Company to redeem the outstanding principal amount of the Note, in whole or in part, (any such redemption, a “Redemption”), together with any accrued interest thereon, from the proceeds of the sale of the PortIO Product. The aggregate principal amount of any Redemption (taken as a whole) shall be limited to the amount of any net proceeds from the sale of the PortIO Product. The Lender may transfer or assign all or any part of the Note to any person with the prior written consent of the Company; provided no consent shall be required from the Company (i) for any transfer to an affiliate of the Lender; or (ii) upon the occurrence and during the continuance of an Event of Default, as defined in the Note.

Payment of all amounts due under the Note are guaranteed by the Company and its wholly-owned subsidiaries, PAVmed SPARCC, Inc. and PAVmed Subsidiary Corp, collectively, the “Guarantors”. The obligations under the Note are secured by all of the assets of the Company and the Guarantors pursuant to the terms of a Note and Guaranty Security Agreement, dated as of June 30, 2017 (the “Security Agreement”).

The Company leases office space for its corporate office, which initially provided for two consecutive six month terms beginning on February 1, 2016, rent payments of $9,500 per month and the option to cancel the lease agreement at the end of the initial six-month term at the election of the Company. Subsequently, the lease agreement was amended to add additional office space at an additional rate of $4,400 per month, and extended the lease term through May 31, 2017. Effective March 1, 2017, the rented office space was reduced, resulting in a $650 per month reduction in monthly lease payment, and effective August 1, 2017, the rented office space was further reduced, resulting in a $3,938 per month reduction of the monthly lease payment. The lease agreement includes a 5% increase in monthly rent effective on each twelve month anniversary. Upon the May 31, 2017 lease termination date, the lease agreement converted to a month-to-month lease, which may be cancelled by the Company with three months written notice. At this time, the Company is leasing the office space on a month-to-month basis. Total rent expense incurred under the corporate office space lease arrangement was $41,362 and $83,488 for the three and six months ended June 30, 2017, respectively, and $32,250 and $51,250 for the three and six months ended June 30, 2016, respectively. At June 30, 2017, the Company’s future minimum lease payments totaled $126,131 for the period July 1, 2017 to June 30, 2018, with respect to the lease arrangement on a month-to-month basis.

Effective October 2015, the Company entered into a three-year management services agreement through October 2018 with HCP/Advisors LLC, an affiliate of a director of the Company. Pursuant to the HCP/Advisors LLC agreement, such entity has agreed to provide the Company with certain management services, including without limitation identifying potential corporate opportunities, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers, and other advisory services as may be mutually agreed upon. The Company has agreed to pay HCP/Advisors LLC an initial monthly fee of $35,000 commencing as of November 1, 2015, and thereafter, a monthly fee of $25,000 through October 31, 2018. Under this agreement, the Company incurred fees of $75,000 and $150,000 in each of the three and six months ended June 30, 2017 and 2016, respectively.

Effective September 2016, the Company and HCFP/Strategy Advisors LLC, an affiliate of certain directors and officers of the Company, entered into a management consulting agreement referred to as the “HCFP Strategic Advisory Agreement”, which, as discussed below, expired on May 14, 2017. Under the HCFP Strategic Advisory Agreement, HCFP/Strategy Advisors LLC had been engaged for an initial term of five months from September 14, 2016 to February 14, 2017, to provide various management consulting advisory services, including: to provide strategic business planning, to identify and assist with potential sources of financing arrangements, to promote the Company to various potential investors, and to provide strategic advisory services as reasonably requested by the Company. The HCFP Strategic Advisory Agreement provided for an initial total fee of $110,000, with $30,000 paid upon execution of the agreement and four payments of $20,000 per month from October 2016 to January 2017. Subsequently, on February 17, 2017, the Company and HCFP/Strategy Advisors LLC executed an extension of the HCFP Strategic Advisory Agreement, effective as of February 15, 2017, extending the services from February 15 to May 14, 2017, and obligating the Company to make three payments of $20,000 per month in February, March, and April 2017. The Company did not further renew the HCFP Strategic Advisory Agreement after the May 14, 2017 expiration date. Previously, at December 31, 2016, the Company recognized a $10,000 estimated accrued expense liability for HCFP/Strategy Advisors LLC asserted out-of-pocket expenses under the HCFP Strategic Advisory Agreement in effect as of December 31, 2016. Subsequently, at June 30, 2017, the Company reversed such $10,000 estimated accrued expense liability, as supporting documentation had not been provided by HCFP/Strategy Advisors LLC. As of June 30, 2017, the Company has made all contractually obligated payments to, and has disclaimed any further payment obligations, under the HCFP Strategic Advisory Agreement.

Separately, at June 30, 2017, the Company recognized a $10,000 accrued expense liability in connection with a HCFP/Strategy Advisors LLC vendor invoice dated June 30, 2017 in the amount of $10,000 for professional services fees related to separate discrete discussions between the Company’s management and HCFP/Strategy Advisors LLC conducted between the period of May 15, 2017 to May 31, 2017 regarding corporate matters. Such discussions were separate and apart from the previously expired HCFP Strategic Advisory Agreement.

The Company incurred total expense of $20,000 and $80,000 in the three and six months ended June 30, 2017, respectively, under the HCFP Strategic Advisory Agreement and the HCFP/Strategy Advisors LLC discrete invoice dated June 30, 2017, as noted above.

Effective September 2016, the Company also entered into a consulting agreement with Swartwood Hesse, Inc., an affiliate of HCFP/Strategy Advisors (which, as noted above, is an affiliate of certain directors and officers of the Company) (the “Swartwood Hesse Financial Advisory Agreement”). Under the Swartwood Hesse Financial Advisory Agreement, Swartwood Hesse Inc. was engaged for an initial term of five months to provide advisory services regarding potential financing arrangements, to assist the Company with its investors relations, and to provide other financial advisory services as reasonably requested by the Company. The Swartwood Hesse Financial Advisory Agreement provided for total fee payments to Swartwood Hesse of $15,000, which was paid upon execution of the agreement. The Company may incur additional fees for investment banking services under a separate written agreement to be executed between the Company and Swartwood Hesse, Inc. The Company incurred expense of $15,000 in the year ended December 31, 2016 under the Swartwood Hesse Financial Advisory Agreement.

In January 2017, the Company entered into an agreement with Xzerta Trading LLC d/b/a HCFP/Capital Markets (“HCFP/Capital Markets”), an affiliate of certain directors and officers of the Company, wherein HCFP/Capital Markets was engaged to be the Company’s exclusive placement agent in an offering of securities (“the HCFP/Capital Markets Placement Agent Agreement”), including the Series A Preferred Stock Units private placement transaction. Under the HCFP/Capital Markets Placement Agent Agreement, HCFP/Capital Markets is paid a fee of 7.0% of the gross proceeds realized in the securities offering, plus reimbursement of certain out-of-pocket costs. The term of the HCFP/Capital Markets Placement Agent Agreement is from the January 2017 execution date to the completion or termination of any other potential transactions in conjunction with the Series A Preferred Stock Units private placement transaction. The Company incurred $0 and $177,576 of fees paid to HCFP/Capital Markets in connection with the issuances of Series A Preferred Stock Units in the three and six months ended June 30, 2017, respectively.

 Effective November 1, 2014, the Company entered into an employment agreement with its CEO (the “CEO Employment Agreement”) for a five-year term, with a current base salary of $295,000 per year. Effective on January 1, 2016, the CEO Employment Agreement provides for a guaranteed bonus equal to 50% of base salary, beginning on January 1 of each year. Additionally, the CEO will also be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors. Effective as of December 31, 2016, the CEO agreed to waive his right to the guaranteed bonus for the year ended December 31, 2016. Under the terms of the July 3, 2017 $5.0 million Senior Secured Notes Payable financing agreement, effective with the first bi-monthly payroll in July 2017, the CEO agreed to the payment of a reduced salary of $4,200 per month, with the payment of the earned but not paid amount to be deferred until the earlier to occur of: (i) the date FDA 510(k) clearance for the for the Company’s PortIO Product is obtained; or, (ii) the date the borrowings due Scopia Holdings LLC are repaid-in-full. The CEO Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the board of directors with “good reason.”

Effective March 20, 2017, the Company entered into a two-year employment agreement with its current Chief Financial Officer with a base salary of $285,000 per year. The Chief Financial Officer will be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors.

Effective July 1, 2016, the Company entered into a five-year employment agreement with its Chief Medical Officer with a base salary of $285,000 per year, plus an initial payment of $50,000. The Chief Medical Officer will be eligible to earn discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors.

On March 20, 2017, Richard F. Fitzgerald resigned as our (former) Chief Financial Officer and the Company and Mr. Fitzgerald entered into a separation agreement, under which Mr. Fitzgerald executed a general release and waiver in favor of the Company. Mr. Fitzgerald remained a full-time employee through March 31, 2017. In connection with his employment termination, on March 31, 2017, the Company entered into a consulting agreement with Mr. Fitzgerald, providing for his engagement as an advisor at a fee of $10,000 per month for April, May, and June 2017, and the continuation of health insurance benefits from April 1, 2017 to June 30, 2017, as well as a single $2,200 payment on April 30, 2017 for temporary housing and travel expenses. The Company recognized an expense of $41,240 at March 31, 2017 as an accrued liability related to the termination benefits, with such obligation fully settled as of June 30, 2017.

Effective June 30, 2017, the Company and Michael J. Glennon, Vice Chairman and a member of the Company’s Board of Directors, mutually agreed to terminate the consulting agreement between the Company and Mr. Glennon (the “Glennon Consulting Agreement”). Previously, effective October 1, 2016, the Company and Mr. Glennon entered into the Glennon Consulting Agreement, under which Mr. Glennon provided the Company with services and advice relating to the successful development and commercialization of medical device products. Effective as of December 31, 2016, Mr. Glennon and the Company entered into an agreement whereby Mr. Glennon waived his right to compensation under the Glennon Consulting Agreement for the year ended December 31, 2016, and, effective as of March 31, 2017, Mr. Glennon and the Company entered into a second agreement whereby Mr. Glennon further waived his right to compensation under the Glennon Consulting Agreement for the period January 1, 2017 through June 30, 2017. As of June 30, 2017, there were no amounts payable between the parties under the Glennon Consulting Agreement.

JOBS Act

We are an EGC, as defined in the JOBS Act and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements, and not being required to adopt certain new and revised accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of the extended time for the adoption of new or revised f accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

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

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

None

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Termination of Consulting Agreement between PAVmed Inc. and Michael J. Glennon
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.
Date: August 11, 2017	By:	/s/ Dennis M. McGrath
Dennis M. McGrath, Chief Financial Officer (Principal Financial and Accounting Officer)

