Form 10-K/A
period 2017-12-31
PAVmed Inc.
filed 2018-04-30
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to_____

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging Growth Company (EGC)	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $21.3million, based on the last reported sales price per share of the registrant’s common stock on such date.

As of April 25, 2018, there were 17,509,654 shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

PAVmed Inc. (“PAVmed” or “the Company”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018 (“Form 10-K”).

This Form 10-K Amendment is being filed to: (i) include the information required by Items 10 through 14 of Part III of Form 10-K; (ii) to amend the cover page of the previously filed Form 10-K to (a) delete the reference in the previously filed Form 10-K to the incorporation by reference of the definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and (b) update the number of outstanding shares of common stock; and (iii) amend Item 15 of the previously filed Form 10-K to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934, required to be filed with this Form 10-K Amendment. Except as set forth in the immediately preceding sentence, this Form 10-K Amendment does not amend, modify, or update any disclosures contained in the previously filed Form 10-K. Nothing contained in this Form 10-K Amendment updates any disclosure contained in the Original Form 10-K to reflect any events occurring after the filing of the Original Form 10-K.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our executive officers, key employees and directors as of April 25, 2018.

Name	Age	Position
Lishan Aklog, M.D.	52	Chairman and Chief Executive Officer
Dennis M. McGrath	61	Executive Vice President, Chief Financial Officer, Corporate Secretary
Michael J. Glennon	52	Vice Chairman and Director
Brian J. deGuzman, M.D.	54	Chief Medical Officer
Ronald M. Sparks	63	Director
James L. Cox, M.D.	75	Director
David S. Battleman, M.D.	51	Director
David Weild IV	61	Director

Lishan Aklog, M.D., has been the Company’s Chairman and Chief Executive Officer since its inception. Dr. Aklog has also served as a member of the board of directors of HCFP, Inc., a financial advisory and investment firm, since its inception, and as a co-founding Partner of both Pavilion Holdings Group (“PHG”), a medical device holding company, since its inception in 2007 and Pavilion Medical Innovations (“PMI”), a venture-backed medical device incubator, since its inception in 2009. Dr. Aklog previously served as Chairman and Chief Technology Officer of Vortex Medical Inc., a PHG portfolio company, from its inception in 2008 until its acquisition in October 2012 by AngioDynamics Inc. (Nasdaq: ANGO) for $55 million. Dr. Aklog has been a consultant to AngioDynamics since 2012 and to Biomet Inc. since 2009. He previously served as a consultant to Edward Lifesciences Corp. (NYSE: EW), from 2007 to 2012, On-X Life Technologies Inc. from 2009 to 2012 and Atricure Inc. (Nasdaq: ATRC) from 2007 to 2016. Dr. Aklog also previously served on the Scientific Advisory Boards of numerous leading medical device companies, including Medtronic, St. Jude Medical, Guidant Cardiac Surgery (now, Maquet Cardiovascular) and Cardiovations (then, a division of Johnson & Johnson). Dr. Aklog is an inventor on 13 issued patents and over 30 patent applications, including the core patents of Vortex Medical’s AngioVac system. Prior to entering the medical device industry full-time in 2012, Dr. Aklog was, from 2006 to 2012, Associate Professor of Surgery, Chief of Cardiovascular Surgery and Chair of The Cardiovascular Center at St. Joseph’s Hospital and Medical Center’s Heart and Lung Institute in Phoenix, Arizona. From 2002 to 2006, Dr. Aklog was Assistant Professor of Cardiothoracic Surgery, Associate Chief of Cardiac Surgery and Director of Minimally Invasive Cardiac Surgery at Mount Sinai Medical Center in New York. From 1999 to 2002, Dr. Aklog was Assistant Professor of Surgery at Harvard Medical School, Director of the Cardiac Surgery Research Laboratory and an attending cardiac surgeon at Brigham and Women’s Hospital in Boston. Dr. Aklog received his clinical training in general and cardiothoracic surgery at Brigham and Women’s Hospital and Boston Children’s Hospital, during which he spent two years as the Medtronic Research Fellow at Harvard Medical School’s Cardiac Surgery Research Laboratory. He was then awarded the American Association of Thoracic Surgery Traveling Fellowship pursuant to which he received advanced training in heart valve surgery under renowned cardiac surgeons Sir Magdi Yacoub at Harefield Hospital in London and Professor Alain Carpentier at L’Hopital Broussais in Paris. Dr. Aklog is a co-author on 38 peer-reviewed articles and 10 book chapters. He has served on the Editorial Board of the Journal of Cardiothoracic Surgery since 2006. He is a member of numerous professional societies and has been elected to the American Association of Thoracic Surgery. He served on the Board of Directors of the International Society for Minimally Invasive Cardiothoracic Surgery from 2006 to 2009 and as President of the 21st Century Cardiothoracic Surgery Society in 2011. Dr. Aklog was recognized as one of America’s Top Doctors in the Castle Connolly Guide from 2002 to 2013. Dr. Aklog received his A.B., magna cum laude , in Physics from Harvard University, where he was elected to Phi Beta Kappa. Dr. Aklog received his M.D., cum laude , from Harvard Medical School.

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

Item 10. Directors, Executive Officers and Corporate Governance (continued)

Dennis M. McGrath has served as the Company’s Executive Vice President and Chief Financial Officer since March 2017. Previously, from 2000 to 2017 Mr. McGrath served in several senior level positions of PhotoMedex, Inc. (Nasdaq: PHMD), a global manufacturer and distributor of medical device equipment and services, including from 2011 to 2017 as director, President, and Chief Financial Officer. Prior to PhotoMedex’s reverse merger with Radiancy, Inc in December 2011, he also served as Chief Executive Officer from 2009 to 2011 and served as Vice President of Finance and Chief Financial Officer from 2000 to 2009. He received honors as a P.A.C.T. (Philadelphia Alliance for Capital and Technology) finalist for the 2011 Investment Deal of the Year, award winner for the SmartCEO Magazine 2012 CEO of the Year for Turnaround Company, and finalist for the Ernst & Young 2013 Entrepreneur of the Year. He has extensive experience in mergers and acquisitions, both domestically and internationally, and particularly involving public company acquisitions, including Surgical Laser Technologies, Inc, (formerly, Nasdaq: SLTI), ProCyte Corporation (formerly, Nasdaq: PRCY), LCA Vision, Inc. (formerly, Nasdaq: LCAV) and Think New Ideas, Inc. (formerly, Nasdaq: THNK). Prior to PhotoMedex, he served in several senior level positions of AnswerThink Consulting Group, Inc. (then, Nasdaq: ANSR, now, The Hackett Group, Nasdaq: HCKT), a business consulting and technology integration company, including from 1999 to 2000 as Chief Operating Officer of the Internet Practice, the largest division of AnswerThink Consulting Group, Inc., while concurrently during the merger of the companies, serving as the acting Chief Financial Officer of Think New Ideas, Inc. (then, Nasdaq: THNK, now, Nasdaq: HCKT), an interactive marketing services and business solutions company. Mr. McGrath also served from 1996 until 1999 as Chief Financial Officer, Executive Vice President and director of TriSpan, Inc., an internet commerce solutions and technology consulting company, which was acquired by AnswerThink Consulting Group, Inc. in 1999. During his tenure at Arthur Andersen & Co., where he began his career, he became a Certified Public Accountant in 1981 and he holds a B.S., maxima cum laude, in accounting from LaSalle University. In addition to continuing as a director of PhotoMedex (now First Capital Global, Nasdaq: FCRE), he serves as the audit chair and a director of several medical device companies, including DarioHealth Corp. (Nasdaq: DRIO), Noninvasive Medical Technologies, Inc. and Cagent Vascular, LLC, and as an advisor to the board of an orphan drug company, Palvella Therapeutics, LLC. Formerly from 2007 to 2009, Mr. McGrath served as a director of Embrella Cardiovascular, Inc. (sold to Edwards Lifesciences Corporation, NYSE: EW). He also serves on the Board of Trustees for Manor College and the Board of Visitors for Taylor University.

Michael J. Glennon has served as the Company’s Vice Chairman and a Director since October 2014. Mr. Glennon has served as a co-founding Partner of both PHG and PMI since their respective inceptions in 2007 and 2009 and also serves as Chairman and Chief Executive Officer of PMI. Mr. Glennon has served as President, Chief Executive Officer and a director of Saphena Medical since February 2013 and Cruzar Medsystems since July 2013 and as a director of Kaleidoscope Medical since January 2013. Mr. Glennon was the President and Chief Executive Officer of Vortex Medical from its inception in 2008 until its acquisition in October 2012 by AngioDynamics. From 2005 to 2007, Mr. Glennon was Senior Vice President - Sales and Marketing for Accellent Inc., a market-leading provider of outsourced precision manufacturing and engineering services to the medical device industry. Accellent was a portfolio company of DLJ Merchant Banking Partners and was acquired in 2005 by KKR and Bain Capital. From 2004 to 2005, Mr. Glennon was a Cardiac Rhythm Management District Manager at Medtronic. From 1996 to 2004, Mr. Glennon was a Sales Manager at Guidant including seven years at Guidant Cardiac Surgery (now, Maquet Cardiovascular). He was instrumental in the launch and rapid growth of VasoView, the first endoscopic vessel harvesting technology, which became the standard of care in coronary bypass surgery. From 1993 to 1995, Mr. Glennon worked for Origin Medsystems which was acquired by Eli Lilly and subsequently spun out as part of Guidant. Previously, Mr. Glennon was with Stryker Endoscopy and Storz Instrument Company. Mr. Glennon received his B.S. in Business Administration from the University of New Hampshire. We believe Mr. Glennon is well-qualified to serve on Board of Directors due to his significant experience in the marketing and sale of a broad range of medical devices, his expertise in the development and manufacturing of medical devices, his experience launching, building and running successful medical device companies, and his extensive relationships in the medical device industry and the broader medical community.

Brian J . deGuzman, M.D. has served as the Company’s Chief Medical Officer since October 2014 and served as a Director from October 2014 to January 2015. Dr. deGuzman has served as a co-founding Partner of PHG and PMI since their respective inceptions in 2007 and 2009. Dr. deGuzman has been President and Chief Executive Officer of Kaleidoscope Medical since its founding in February 2013 and has also served as a Senior Advisor to PMI portfolio companies Saphena Medical since February 2013 and Cruzar Medsystems since July 2013. Dr. deGuzman served as Chief Medical Officer of Vortex Medical from inception until its sale to AngioDynamics, for whom he continues to serve as a consultant. Dr. deGuzman has also been a consultant to Biomet and Atricure since 2007, and on the Revascularization Scientific Advisory Board of Maquet Cardiovascular (formerly Boston Scientific and Guidant Cardiac Surgery) since 2006. During his surgical career, Dr. deGuzman also served as a consultant to various medical device companies, including Edward Lifesciences. Prior to moving into the medical device industry full-time in 2012, Dr. deGuzman was Assistant Professor of Surgery, Associate Chief of Cardiovascular Surgery, and Surgical Director of the Atrial Fibrillation Clinic at St. Joseph’s Hospital and Medical Center’s Heart and Lung Institute from 2006 to 2012. From 2002 to 2006, Dr. deGuzman was Assistant Professor of Surgery at Tufts University School of Medicine and an attending cardiac surgeon at the Lahey Clinic Medical Center in Massachusetts. From 2001 to 2002, Dr. deGuzman was a Clinical Associate of Cardiac Surgery at the Cleveland Clinic. Dr. deGuzman received his general surgical training at the University of Connecticut/Hartford Hospital, was a Research Fellow at Harvard Medical School’s Cardiac Surgery Research Laboratory, and received his cardiothoracic surgical training at Brigham and Women’s Hospital and Boston Children’s Hospital. Dr. deGuzman was recognized as a Top Doctor in Cardiovascular Surgery by Boston Magazine . Dr. deGuzman received his B.S. in Biology from Boston College and his M.D. from Georgetown University School of Medicine.

Item 10. Directors, Executive Officers and Corporate Governance (continued)

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

James L. Cox, M.D. has served as a Director since January 2015. Dr. Cox is a cardiac surgeon, scientific investigator and medical device entrepreneur who pioneered the field of surgical intervention for cardiac arrhythmias, including the eponymous Cox-Maze procedure for the treatment of atrial fibrillation. Since January 2017, he has been the Surgical Director of the Center for Heart Rhythm Disorders at the Bluhm Cardiovascular Institute and the Visiting Professor of Surgery at the Feinberg School of Medicine at Northwestern University. From 1983 to 1997, Dr. Cox served as Professor of Surgery and Chief of the Division of Cardiothoracic Surgery at Washington University School of Medicine and Cardiothoracic Surgeon-in-Chief at Barnes Hospital in St. Louis. During this tenure, he became the first Evarts A. Graham Professor of Surgery and Vice-Chair of the Department of Surgery. From 2005 to December 2016, Dr. Cox was the Emeritus Evarts A. Graham Professor of Surgery at Washington University in St. Louis. Dr. Cox was also previously Professor and Chairman of the Department of Thoracic and Cardiovascular Surgery at Georgetown University Medical Center and Associate Professor of Surgery at Duke University Medical Center. Dr. Cox has had a distinguished and highly productive academic career. He has published 360 peer-reviewed scientific articles and has served on the editorial boards of numerous journals, including Circulation, the Journal of Thoracic and Cardiovascular Surgery, the Annals of Surgery , and the Journal of Electrophysiology . His laboratory has received continuous NIH funding for its research on the surgical treatment of cardiac arrhythmias. Dr. Cox has served in leadership positions at numerous professional organizations. He was the 81st President of the American Association of Thoracic Surgery and a director of the American Board of Thoracic Surgery. He has been invited to lecture and perform surgery as a visiting professor at dozens of institutions around the world. He has received numerous awards and honors for his clinical and scientific work, most notably as one of 30 “Pioneers in Thoracic and Cardiovascular Surgery” at a ceremony commemorating the 50th anniversary of the specialty. He is the only person to ever receive the Distinguished Scientist Awards from the Heart Rhythm Society, the Society of Thoracic Surgeons, and the American Society for Thoracic Surgery. Dr. Cox holds 15 issued patents. He has been instrumental in the founding of six medical device companies, including Epicor Medical, which was acquired by St. Jude Medical in 2004 for $200 million, and 3F Therapeutics, which was acquired in 2006 by ATS Medical for $40 million. At such time, he became Medical Director of ATS Medical, which was subsequently acquired by Medtronic in 2010 for $370 million. Dr. Cox has served on numerous scientific advisory boards, including Medtronic, St. Jude Medical, Atricure and CorMatrix. He is also the Founder and Chairman of the Board of Directors of the World Heart Foundation, a not-for-profit organization devoted to improving access to cardiac surgery, which is active in over 75 developing countries around the world. Dr. Cox received his general and cardiothoracic surgical training at Duke University School of Medicine, during which time he spent two years in the U.S. Army Medical Corps. Dr. Cox received his M.D. from the University of Tennessee, where he received the Alpha Omega Alpha Distinguished Graduate Award as the outstanding student in his class.

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

Item 10. Directors, Executive Officers and Corporate Governance (continued)

David S. Battleman, M.D. has served as a Director since August 2017. Dr. Battleman is a seasoned healthcare executive with over 15 years of experience, spanning academia, industry and management consulting. Prior to establishing his own consulting firm, TrueNorth Lifesciences, in August 2012, Dr. Battleman served as a senior principal in the pharmaceutical/medical device consulting practice within IMS Health (currently QuintileIMS, NYSE: Q), a Fortune 500 company providing data and consulting services to the pharmaceutical and medical industries. Prior to joining IMS, Dr. Battleman served as a management consultant in the healthcare practice of Bain & Company, a leading strategy and management consulting firm. Within industry, Dr. Battleman served for several years as a director for Pfizer Pharmaceuticals (NYSE: PFE) where he was responsible for developing value-based product strategy across Pfizer’s cardiovascular portfolio, ranging from early-stage to marketed products. And within academia, Dr. Battleman was an assistant professor of public health and internal medicine at Cornell University’s Weill Cornell Medical College. There, Dr. Battleman’s research focused primarily on the areas of health economics and technology assessment and he has published both original research and expert reviews in these areas. Dr. Battleman holds an M.D. from Weill Cornell Medical College, an M.B.A. from the University of Pennsylvania’s Wharton School of Business, and an M.Sc. in clinical epidemiology & quantitative methods from the Harvard School of Public Health. Dr. Battleman also holds his Series 63 & 82 licenses and is a FINRA registered representative with Pickwick Capital Partners.

We believe Dr. Battleman is well-qualified to serve on our Board of Directors due to his extensive experience as medical device consultant with Fortune 500 companies, his integration of medicine, science, and business education and training and the practical application of that training, his background in developing value-based strategy within the pharmaceutical space and his strong relationships in the medical community and with private equity and investment banking active in the medical device space.

David Weild IV has served as a Director since February 2015. He is the founding Chairman and Chief Executive Officer of Weild & Co., Inc., an innovative investment bank serving the growth economy that was established in late 2013, and as Manager of its broker-dealer since 2003, which is now a wholly-owned subsidiary of Weild & Co. Mr. Weild also served as Senior Advisor - Capital Markets to Grant Thornton LLP, a leading public accounting firm, from 2008 to 2013. Previously, Mr. Weild served as Vice Chairman, Executive Vice President and Head of Listed Companies, and a member of the Executive Committee of The Nasdaq Stock Market from 2000 to 2003. Prior to joining Nasdaq, from 1987 to 2000, Mr. Weild held positions of increasing responsibility at Prudential Securities Inc., including Vice President and Equity Syndicate Manager, Managing Director and Head of the Global Equity Transactions Group, Managing Director and Head of Corporate Finance and President of PrudentialFinancial.com, including PrudentialSecurities.com. Mr. Weild is a recognized expert on capital formation and capital markets structure and has co-authored a number of definitive white papers, studies and articles which have been cited by legislators, regulators, academics, the IPO Task Force, the Equity Capital Formation Task Force and the White House Jobs Council and which are widely regarded as having served as catalysts for reforms and new legislation, including the JOBS Act. Mr. Weild has spoken at the G-20 and testified before Congress and the SEC. Mr. Weild has also presented to the Organization of Economic Cooperation and Development (OECD) about the role of stock market reforms in driving economic growth. Mr. Weild received his B.A. from Wesleyan University and his M.B.A. from New York University Stern School of Business and also studied at the Sorbonne and on exchange at the Ecoles des Hautes Etudes Commerciales (HEC Paris) and the Stockholm School of Economics.

We believe Mr. Weild is well-qualified to serve on our Board of Directors due to his extensive experience in corporate finance, including more than 1,000 equity offerings during his career, his deep knowledge and recognized leadership in capital formation and capital markets structure and his widespread relationships in the financial community.

Item 10. Directors, Executive Officers and Corporate Governance (continued)

Classification of Board

Our Board of Directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Sparks and Dr. Battleman will expire at our annual meeting in 2020. The term of office of the second class of directors, consisting of Dr. Cox and Mr. Weild, will expire at our annual meeting in 2018. The term of office of the third class of directors, consisting of Dr. Aklog and Mr. Glennon, will expire at our annual meeting in 2019.

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

Item 10. Directors, Executive Officers and Corporate Governance (continued)

Audit Committee

Effective January 29, 2016, we established an audit committee of the Board of Directors, which consists of Messrs. Weild, Sparks, and Dr. Battleman, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq listing standards. Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and statement of cash flows.

In addition, we must certify to Nasdaq the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board of Directors has determined Dr. Battleman, and Messrs. Weild and Sparks each qualify as an “audit committee financial expert,” as defined under rules and regulations of the SEC, and as financially sophisticated, under the Nasdaq listing standards.

Item 10. Directors, Executive Officers and Corporate Governance (continued)

Nominating Committee

Effective January 29, 2016, we established a nominating committee of the Board of Directors, which consists of Drs. Battleman and Cox and Mr. Sparks, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the Board of Directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

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

Pursuant to the Note and Securities Purchase Agreement (the “NSPA”) dated June 30, 2017 between the Company and Scopia Holdings LLC (the “Lender”), for so long as the Lender holds at least 50% of the aggregate principal balance of all outstanding promissory notes issued pursuant to the NSPA, the Lender shall have the ability to nominate (and remove) one member of the Board. The Lender has designated David S. Battleman, M.D., as its nominee to serve as a director.

There have be no materials changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Compensation Committee

Effective January 29, 2016, we established a compensation committee of the Board of Directors, which consists of Drs. Battleman and Cox and Mr. Weild, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers (including through our management services agreements described below);

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Item 10. Directors, Executive Officers and Corporate Governance (continued)

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

Such Section 16 reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal years ended December 31, 2017 all reports required to be filed pursuant to Section 16(a) were filed on a timely basis, except for:

(i)	David S. Battleman, M.D., filed a Form 4 on August 11, 2017 which included one transaction not timely reported (the acquisition of a stock option to purchase 40,000 shares of common stock dated August 2, 2017);

(ii)	Lishan Aklog, M.D., (a) filed a Form 4 on August 25, 2017, which included two transactions not timely reported (the acquisition of 7,500 and 1,500 shares of common stock on August 21, 2017 and August 22, 2017, respectively), (b) filed a Form 4 on September 5, 2017, which included four transactions not timely reported (the acquisition of 1,412 shares of common stock and 1,200 warrants on August 29, 2017 and the acquisition of 300 shares of common stock and 200 Series W Warrants on August 30, 2017), and, (c) filed a Form 4 on September 21, 2017, which included one transaction not timely reported (the acquisition of 2,600 shares of common stock on September 15, 2017);

(iii)	in connection with the distribution by HCFP/Capital Partners III LLC to its members, on a pro rata basis, of 5,646,562 shares of common stock, and the immediate contribution by each of Michael J. Glennon and Brian J. deGuzman, M.D., to Pavilion Venture Partners LLC of the such shares each received in such distribution, all of which occurred on December 21, 2017: (a) Mr. Glennon filed a Form 4 on December 29, 2017, which included two transactions not timely reported (the acquisition of shares by him in the distribution from HCFP/Capital Partners III LLC, and the disposition of such shares by him in the contribution to Pavilion Venture Partners LLC); (b) Brian J deGuzman, M.D., filed a Form 4 on January 3, 2018, which included two transactions not timely reported (the acquisition of shares by him in the distribution from HCFP/Capital Partners III LLC, and the disposition of such shares by him in the contribution to Pavilion Venture Partners LLC); (c) HCFP/Capital Partners III LLC filed a Form 5 on February 14, 2018, which included one transaction not timely reported (the disposition of shares in the aforementioned distribution); and, (d) Pavilion Venture Partners LLC filed a Form 5 on February 14, 2018, which included one transaction not timely reported (the aforementioned acquisition of shares in the contribution).

Board Meetings

During the fiscal year ended December 31, 2017, our Board of Directors held eleven meetings and acted by unanimous written consent three times. All of our directors attended 75% or more of the aggregate number of meetings of the board and meetings of committees on which they served. We strongly encourage our directors to attend our annual meetings of shareholders.

Item 11. Executive and Director Compensation

This section describes the material elements of compensation awarded to, earned by, or paid to, each of our named executive officers, and the qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers, and is intended to place in perspective the data presented in the tables and narrative presented.

Summary Compensation Table - Named Executive Officers

The following table sets forth summarized compensation awarded to, earned by or paid to our named executive officers, for 2017 and 2016.

				Equity
				Incentive
				Awards				All
Named Executive Officer				Estimated				Other
/Principal Position	Year	Salary		Fair Value		Bonus		Compensation		Total
Lishan Aklog, M.D.	2017	$296,700	(1)	$—	(6)	$147,500	(7)	$—		$444,200
Chairman - Board of Directors	2016	$295,000	(1)	$367,779	(6)	$124,583	(2)(7)	$240,000	(3)	$1,027,362
& Chief Executive Officer

Dennis M. McGrath	2017	$217,421	(4)	$725,000	(6)	$118,750	(7)	$18,000	(4)	$1,079,171
Executive Vice President	2016	$—		$—		$—		$—		$—
Chief Financial Officer
Corporate Secretary

Michael J. Glennon	2017	$—		$—	(6)	$—		$—	(8)	$—
Vice Chairman	2016	$—		$367,779	(6)	$—		$—	(8)	$—
Board of Directors Member

Brian J. deGuzman	2017	$285,000	(5)	$—	(6)	$114,000	(7)	$—		$399,000
Chief Medical Officer	2016	$192,500	(5)	$367,779	(6)	$—	(7)	$—		$560,279

(1)	Effective November 1, 2014, we entered into a five year employment agreement with Dr. Lishan Aklog, M.D. to serve as our Chief Executive Officer, with an annual base salary of $240,000 through October 31, 2015, and $295,000 per year effective November 1, 2015. Additionally, effective as of January 1, 2016, Dr. Aklog’s employment agreement provides for a guaranteed annual bonus equal to 50% of base salary, beginning on January 1 of each year, as well as also being eligible to earn additional discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors.

Notwithstanding, under the terms of the NSPA with the Lender, including the Senior Secured Note issued thereunder, effective with the first bi-monthly payroll in July 2017, the CEO agreed to payment of a reduced salary of $4,200 per month, with the payment of such earned but unpaid salary to occur on the earlier of (a) the date of FDA 510(k) clearance for the PortIO™ product is obtained or (b) the date the aggregate remaining unpaid principal balance of the Senior Secured Note is repaid-in-full. Subsequently, the Lender irrevocably waived compliance with this provision by the Company and Dr. Aklog on a prospective basis commencing February 1, 2018, wherein, the earned but unpaid CEO salary for the period July 1, 2017 to January 31, 2018 may only be paid upon the Senior Secured Note first being repaid-in-full. See our consolidated financial statements Note 12, Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants, for a discussion of the NSPA.

(2)	As agreed to by Dr. Aklog, the $124,583 guaranteed bonus otherwise payable on January 1, 2016, was only to be paid upon the successful consummation of our initial public offering, which occurred on April 28, 2016, resulting in such payment on May 10, 2016. Further, effective December 31, 2016, Dr. Aklog permanently waived his right to receive the guaranteed bonus payment for 2016.

(3)	A payment totaling $240,000, including $200,000 applicable to 2015 and $40,000 applicable to 2016, was only to be paid to Dr. Aklog upon the successful consummation of our initial public offering, which occurred on April 28, 2016, resulting in such payment on May 10, 2016.

(4)	On March 20, 2017, we entered into a two year employment agreement with Dennis M. McGrath, to serve as our Executive Vice President and Chief Financial Officer (“CFO”), with an annual base salary of $285,000, a discretionary annual performance bonus with a target of 50% of the then current annual base salary, based upon his performance and the Company’s performance over the preceding year, as determined by the compensation committee of the Board of Directors, and, for the period May 1, 2017 to March 31, 2018, a housing and travel allowance of up to $2,250 per month.

Item 11. Executive and Director Compensation (continued)

Summary Compensation Table (continued)

(5)	Effective July 1, 2016, we entered into a five-year employment agreement with Dr. Brian J. deGuzman, M.D. to serve as our Chief Medical Officer with a base annual salary of $285,000; an initial bonus of $50,000 for services provided before the employment agreement’s effective date, and, a discretionary annual performance bonus with a target of 40% of the then current annual base salary, upon meeting certain objectives as determined by the compensation committee of the Board of Directors.

(6)	The amounts reported under “Equity Incentive Awards Estimated Fair Value” is the estimated grant date fair value of such stock options granted during the respective year, as presented in the named executive officers “Stock Option Grants” table herein below, with such amount as determined under the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 718 (ASC 718), with respect to accounting for stock-based compensation expense. Such estimated fair value amounts do not necessarily correspond to the potential actual value realized of such stock options. The assumptions made in computing the estimated fair value of such stock options are discussed in our consolidated financial statements Note 2, Summary of Significant Accounting Policies - Stock Based Compensation, and Note 10, Stock Based Compensation, as included in our Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the SEC on March 14, 2018.

(7)	On February 14, 2018, the compensation committee of the board of directors authorized the payment of Dr. Aklog’s guaranteed bonus for 2017 and the payment of a discretionary bonus to each of Mr. McGrath and Dr. deGuzman, with such amounts consistent with their respective employment agreements, each as described herein above.

As determined by our board of directors, no discretionary bonus payments were authorized for 2016, and as noted above, effective December 31, 2016, Dr. Aklog permanently waived his right to receive the guaranteed bonus payment for 2016.

(8)	Effective June 30, 2017, we mutually agreed with Mr. Glennon to terminate the consulting agreement between us and Mr. Glennon previously effective October 1, 2016, under which Mr. Glennon agreed to provide us with services and advice relating to the successful development and commercialization of medical device products. Effective as of December 31, 2016, Mr. Glennon waived his right to compensation under the consulting agreement for the year ended December 31, 2016, and, effective as of March 31, 2017, Mr. Glennon further waived his right to compensation under the consulting agreement for the period January 1, 2017 through June 30, 2017.

Item 11. Executive and Director Compensation (continued)

Outstanding Equity Incentive Compensation at Fiscal Year-End

The outstanding stock options held by our named executive officers at December 31, 2017, as follows:

	Stock Option Grants
	Number	Number
	of	of
	Securities	Securities
	Underlying	Underlying	Stock	Stock
	Stock	Stock	Option	Option
	Options	Options	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Lishan Aklog, M.D.	154,848	123,878	$5.00	April 27, 2026
Dennis M. McGrath	62,503	187,497	$5.95	March 20, 2027
Michael J. Glennon	154,848	123,878	$5.00	April 27, 2026
Brian J. deGuzman, M.D.	154,848	123,878	$5.00	April 27, 2026

Upon his employment on March 20, 2017, Mr. McGrath was granted a stock option to purchase 250,000 shares of our common stock at an exercise price of $5.95 per share. There were no equity incentive compensation awards granted in 2017 to Dr. Aklog, Mr. Glennon, or Dr. deGuzman. On April 28, 2016, upon the consummation of our initial public offering, each of Dr. Aklog, Mr. Glennon, and Dr. deGuzman, were granted a stock option to purchase 278,726 shares of our common stock at $5.00 per share.

Subsequent to December 31, 2017, on February 14, 2018, the compensation committee of the board of directors authorized the grants of a stock option to purchase 195,108 shares of our common stock to each of Dr. Aklog and Mr. McGrath, and 100,000 shares of our common stock to each of Mr. Glennon and Dr. deGuzman, with such stock options having a February 14, 2018 grant date, an exercise price of $2.01 per share, and vesting ratably on a quarterly basis over a three year period commencing March 31, 2018 and ending December 31, 2020.

Although we do not have a formal policy with respect to the grant of equity incentive compensation awards to our named executive officers, or any formal equity ownership guidelines applicable to them, we believe granting equity incentive compensation to our named executives provide a strong link to our long-term performance, creates an ownership culture, and aligns the interests of our named executive officers with our stockholders. Accordingly, our board of directors periodically reviews the equity incentive compensation of our named executive officers and, from time to time, may grant equity incentive compensation to them in the form of stock options and /or other equity awards.

401(k) Retirement Plan

We maintain a 401(k) retirement plan intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all of our employees are eligible to participate, beginning on the first day of the month following commencement of their employment. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $18,000 in 2017 and 2016, and have the amount of the reduction contributed to the 401(k) plan. Participants who are at least 50 years old also can make “catchup” contributions, which in 2017 and 2016 may be up to an additional $6,000 above the statutory limit. The Company has the option to make discretionary matching contributions. During the years ended December 31, 2017 and 2016, the Company did not elect to make any discretionary matching contributions to the 401(k) plan.

Item 11. Executive and Director Compensation (continued)

Employment Agreements - Names Executive Officers

Lishan Aklog, M.D. - Chief Executive Officer

Effective November 1, 2014, we entered into a five year employment agreement with Dr. Lishan Aklog, M.D. to serve as our Chief Executive Officer, initially with an annual base salary of $240,000 through October 31, 2015, and then $295,000 per year effective November 1, 2015. Additionally, effective as of January 1, 2016, Dr. Aklog’s employment agreement provides for a guaranteed annual bonus equal to 50% of base salary, beginning on January 1 of each year, as well as also being eligible to earn additional discretionary annual performance bonuses upon meeting certain objectives as determined by the Board of Directors.

Notwithstanding, under the terms of the NSPA with the Lender, including the Senior Secured Note issued thereunder effective with the first bi-monthly payroll in July 2017, Dr. Aklog agreed to payment of a reduced salary of $4,200 per month, with the payment of such earned but unpaid salary to occur on the earlier of (a) the date of FDA 510(k) clearance for the PortIO™ Product is obtained or (b) the date the aggregate remaining unpaid principal balance of the Senior Secured Note is repaid-in-full. Subsequently, the Lender irrevocably waived compliance with this provision by the Company and Dr. Aklog on a prospective basis commencing February 1, 2018, wherein, the earned but unpaid CEO salary for the period July 1, 2017 to January 31, 2018 may only be paid upon the Senior Secured Note first being repaid-in-full. See our consolidated financial statements Note 12, Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants, for a discussion of the Note and Security Purchase Agreement with Scopia Holdings LLC.

As presented in the “Summary Compensation Table” herein above: (i) on February 14, 2018, the compensation committee of the board of directors authorized the payment of Dr. Aklog’s $147,500 guaranteed bonus for 2017, with such bonus payment made on March 9, 2018; (ii) effective December 31, 2016, Dr. Aklog permanently waived his right to receive the guaranteed bonus payment for 2016; (iii) as agreed to by Dr. Aklog, the $124,583 guaranteed bonus otherwise payable on January 1, 2016, was only to be paid upon the successful consummation of our initial public offering, which occurred on April 28, 2016, resulting in such payment on May 10, 2016; (iv) a payment totaling $240,000, including $200,000 applicable to 2015 and $40,000 applicable to 2014, was only to be paid to Dr. Aklog upon the successful consummation of our initial public offering, which occurred on April 28, 2016, resulting in such payment on May 10, 2016.

On February 14, 2018, the compensation committee of the board of directors authorized the grant to Dr. Aklog of a stock option to purchase 195,108 shares of our common stock, having a February 14, 2018 grant date, an exercise price of $2.01 per share, and vesting ratably on a quarterly basis over a three year period commencing March 31, 2018 and ending December 31, 2020. There were no equity incentive compensation awards granted in 2017 to Dr. Aklog. On April 28, 2016, upon the consummation of our initial public offering, Dr. Aklog was granted a stock option to purchase 278,726 shares of our common stock at $5.00 per share, vesting 3/36 on July 28, 2016 and 1/36 on each successive month thereafter from Aug 28, 2016 to April 28, 2019.

Upon termination of employment, unless terminated by us without “cause” or by Dr. Aklog with “good reason” (as such terms are defined in the employment agreement), Dr. Aklog will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by us without “cause” or by Dr. Aklog with “good reason,” he is entitled to be paid his base salary through the end of the employment agreement remaining term at 150% of base salary, valid expense reimbursements and accrued but unused vacation pay.

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

Item 11. Executive and Director Compensation (continued)

Employment Agreements - Names Executive Officers - (continued)

Dennis M. McGrath - Executive Vice President - Chief Financial Officer

On March 20, 2017, we entered into a two year employment agreement with Dennis M. McGrath, to serve as our Executive Vice President and Chief Financial Officer, with an annual base salary of $285,000, a discretionary annual performance bonus with a target of 50% of the then current annual base salary, based upon his performance and the Company’s performance over the preceding year, as determined by the compensation committee of the Board of Directors, and, for the period May 1, 2017 to March 31, 2018, a housing and travel allowance of up to $2,250 per month.

As presented in the “Summary Compensation Table” herein above, on February 14, 2018, the compensation committee of the board of directors authorized the payment of a $118,750 discretionary bonus to Mr. McGrath, with such bonus payment made on March 9, 2018.

On February 14, 2018, the compensation committee of the board of directors authorized the grant to Mr. McGrath of a stock option to purchase 195,108 shares of our common stock, having a February 14, 2018 grant date, an exercise price of $2.01 per share, and vesting ratably on a quarterly basis over a three year period commencing March 31, 2018 and ending on December 31, 2020. Upon his employment on March 20, 2017, Mr. McGrath was granted a stock option to purchase 250,000 shares of our common stock at an exercise price of $5.95 per share and vesting ratably on a quarterly basis over a three year period commencing June 30, 2017 to March 31, 2020.

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

Mr. McGrath’s employment agreement contains provisions protecting our intellectual property and contains provisions restricting his ability to compete with us during his employment and for a period of two years thereafter. The non-compete provisions generally impose restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers for a period of six months following termination, except the restrictions in clause (i) will not apply if he is terminated without “cause” or resigns for “good reason.” Mr. McGrath may serve as a consultant to, or on boards of directors of other companies provided they will not interfere with the performance of his duties to us.

Item 11. Executive and Director Compensation (continued)

Employment Agreements - Names Executive Officers - (continued)

Brian J. deGuzman M.D. - Chief Medical Officer

Effective July 1, 2016, we entered into a five-year employment agreement with Dr. Brian J. deGuzman, M.D. to serve as our Chief Medical Officer with a base annual salary of $285,000; an initial bonus of $50,000 for services provided before the employment agreement’s effective date, and, a discretionary annual performance bonus with a target of 40% of the then current annual base salary, upon meeting certain objectives as determined by the compensation committee of the board of directors.

As presented in the “Summary Compensation Table” herein above, on February 14, 2018, the compensation committee of the board of directors authorized the payment of a $114,000 discretionary bonus to Dr. deGuzman, with such bonus payment made on March 9, 2018.

On February 14, 2018, the compensation committee of the board of directors authorized the grant to Dr. deGuzman of a stock option to purchase 100,000 shares of our common stock, having a February 14, 2018 grant date, an exercise price of $2.01 per share, and vesting ratably on a quarterly basis over a three year period commencing March 31, 2018 and ending December 31, 2020. There were no equity incentive compensation awards granted in 2017 to Dr. deGuzman. On April 28, 2016, upon the consummation of our initial public offering, Dr. deGuzman was granted a stock option to purchase 278,726 shares of our common stock at $5.00 per share, and vesting 3/36 on July 28, 2016 and 1/36 on each successive month thereafter from Aug 28, 2016 to April 28, 2019.

Upon termination of employment, unless terminated by us without “cause” or by Dr. deGuzman with “good reason” (as such terms are defined in the employment agreement), Dr. deGuzman will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by us without “cause” or by him with “good reason” (as such term are defined in the employment agreement), Dr. deGuzman is entitled to be paid his base salary through the end of the term at the rate of 100%, valid expense reimbursements and accrued but unused vacation pay.

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

Potential payments upon termination

As indicated above, each of Dr. Aklog, Mr. McGrath, and Dr. deGuzman, is entitled to severance payments if his employment is terminated under specified circumstances, pursuant to the respective employment agreement, each as described herein.

In addition, our 2014 Long-Term Incentive Equity Plan provides that, in the event that a person or more than one person acting as a group acquires more than 50% of the total fair market value or combined voting power of our stock in a transaction not approved by the Board of Directors, all of the stock options under the plan, including the stock options held by our executive officers, will automatically vest and become immediately exercisable in full. The plan also provides that, in the event a person or more than one person acting as a group acquires more than 50% of the total fair market value or combined voting power of our stock or more than 50% the total gross fair market value of all of our assets in a transaction approved by the Board of Directors, the Board of Directors may either accelerate the vesting of all of the stock options under the plan, including the stock options held by our executive officers, or require the holders of any award granted under the plan to relinquish such award to us for cash. If the awards are not accelerated or required to be relinquished in connection with such an approved transaction, the awards will continue in effect in accordance with their terms. The stock options granted by us outside of the plan, including the options granted to our executive officers outside of the plan, have similar provisions. Furthermore, each of our stock options granted in 2017 and 2018, including those granted to our executive officers, provide that such stock option will become immediately exercisable as to all the underlying shares of our common stock upon the executive officer’s resignation with “good reason” or upon a change in control of our company.

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

Item 11. Executive and Director Compensation (continued)

Consulting Agreement - Named Executive Officer

Michael J. Glennon - Vice Chairman

Along with Drs. Lishan Aklog, M.D. and Brian J. deGuzman, M.D., Michael J. Glennon is our co-founder, and serves as our Vice Chairman and member of our board of directors. To-date, Mr. Glennon has not earned a base salary or a bonus, nor has been remunerated for serving on our board of directors, and no such salary, bonus, fees, or other remuneration are owed to Mr. Glennon.

On February 14, 2018, the compensation committee of the board of directors authorized the grant to Mr. Glennon of a stock option to purchase 100,000 shares of our common stock, having a February 14, 2018 grant date, an exercise price of $2.01 per share, and vesting ratably on a quarterly basis over a three year period commencing March 31, 2018 and ending December 31, 2020. There were no equity incentive compensation awards granted in 2017 to Mr. Glennon. On April 28, 2016, upon the consummation of our initial public offering, Mr. Glennon was granted a stock option to purchase 278,726 shares of our common stock at $5.00 per share, and vesting 3/36 on July 28, 2016 and 1/36 on each successive month thereafter from Aug 28, 2016 to April 28, 2019.

Effective June 30, 2017, we mutually agreed with Mr. Glennon to terminate the consulting agreement between us and Mr. Glennon previously effective October 1, 2016, under which Mr. Glennon agreed to provide us with services and advice relating to the successful development and commercialization of medical device products. Effective as of December 31, 2016, Mr. Glennon waived his right to compensation under the consulting agreement for the year ended December 31, 2016, and, effective as of March 31, 2017, Mr. Glennon further waived his right to compensation under the consulting agreement for the period January 1, 2017 through June 30, 2017.

Item 11. Executive and Director Compensation (continued)

Director Compensation

Each of our non-executive Directors receive remuneration of an annual retainer fee of $40,000 and an additional annual fee for service on a committee of the board of directors, as listed below. We also reimburse Directors for out-of-pockets costs incurred to attend board and committee meetings.

	Chair	Member
Audit Committee	$20,000	$10,000
Compensation Committee	$15,000	$7,500
Nominating Committee	$10,000	$5,000

The following table sets forth summarized compensation awarded to, earned by or paid to our non-employee directors, for 2017 and 2016.

		Equity
		Incentive
		Awards
	Fees	Estimated	All Other
Name	Earned(i)	Fair Value(2)	Compensation		Totals
Ronald M. Sparks	$58,333	$—	$—		$58,333
Dr. James L. Cox, M.D.	$52,500	$—	$—		$52,500
Dr. David S. Battleman, M.D.	$25,833	$57,436	$—		$83,269
David Weild IV	$70,000	$—	$—		$70,000
Joshua R. Lamstein	$60,000	$—	$—		$60,000
Ira S. Greenspan	$40,000	$—	$380,000	(3)	$420,000

(1)	Represents annual director fees paid, except for Dr. Battleman, for whom such amount represents director fees for the period August 3, 2017 to December 31, 2017. The director fees paid to each person listed are consistent with the director fees described herein above, including annual retainer and as a member or chair of a committee of the board of directors.

(2)	The amounts reported under “Equity Incentive Awards Estimated Fair Value” is the estimated grant date fair value of stock options granted during the respective year, as presented in the non-executive Directors “Stock Option Grants” table herein below, with such amount as determined under the provisions of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 718 (ASC 718), with respect to accounting for stock-based compensation expense. Such estimated fair value amounts do not necessarily correspond to the potential actual value realized of such stock options. The assumptions made in computing the estimated fair value of such stock options are discussed in our consolidated financial statements Note 2, Summary of Significant Accounting Policies - Stock Based Compensation, and Note 10, Stock Based Compensation, as included in our Annual Report on Form 10K for the year ended December 31, 2017, previously filed with the SEC on March 14, 2018.

(3)	The total amount of $380,000 is comprised of: (i) $300,000 paid to HCP /Advisors LLC, and (ii) $80,000 paid to HCFP /Strategy Advisors LLC, each of which such entity is an affiliate of Mr. Greenspan. See herein below under Item 13, Certain Relationships and Related Transactions, and Director Independence, for further information regarding payments to each such entity.

Item 11. Executive and Director Compensation (continued)

Director Compensation (continued)

The outstanding stock options held by our non-executive Directors at December 31, 2017, as follows:

	Stock Option Grants(1)
	Number	Number
	of	of
	Securities	Securities
	Underlying	Underlying	Stock	Stock
	Stock	Stock	Option	Option
	Options	Options	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Ronald M. Sparks	54,200	43,354	$5.00	April 27, 2026
Dr. James L. Cox, M.D.	54,200	43,354	$5.00	April 27, 2026
Dr. David S. Battleman, M.D.	6,670	33,330	$2.98	August 2, 2027
David Weild IV	54,200	43,354	$5.00	April 27, 2026
Joshua R. Lamstein	54,200	43,354	$5.00	April 27, 2026
Ira S. Greenspan	54,200	43,354	$5.00	April 27, 2026

(1)	In connection with his appointment to our board of directors, on August 2, 2017, Dr. Battleman was granted a stock option to purchase 40,000 shares of our common stock at an exercise price of $2.98 per share and vesting ratably on a quarterly basis over a three year period commencing September 30, 2017 to June 30, 2020. There were no equity incentive compensation awards granted in 2017 to Mr. Sparks, Dr. Cox, Messrs. Weild, Lamstein, and Greenspan.

Previously, on April 28, 2016, upon the consummation of our initial public offering, each of Mr. Sparks Dr. Cox, and Messrs. Weild, Lamstein, and Greenspan were granted a stock option to purchase 97,554 shares of our common stock at $5.00 per share, and vesting 3/36 on July 28, 2016 and 1/36 on each successive month thereafter from Aug 28, 2016 to April 28, 2019. Subsequently, upon their resignation as members of our board of directors, effective February 12, 2018, 97,554 stock options granted on April 28, 2016 to each of Messrs. Greenspan and Lamstein were forfeited under the terms of the respective stock option agreement.

Subsequently, on February 14, 2018, the compensation committee of the board of directors authorized the grants of a stock option to purchase 100,000 shares of our common stock to each of Mr. Sparks, Dr. Cox, Dr. Battleman, and Mr. Weild, with such stock options having a February 14, 2018 grant date, an exercise price of $2.01 per share, and vesting ratably on a quarterly basis over a three year period commencing March 31, 2018 and ending December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of April 25, 2018 by: each person known by us to be the beneficial owner of more than 5% of our outstanding shares; each of our officers and directors; and, all our officers and directors as a group. We believe all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them, unless other indicated.

	Amount
	and
	Nature of		Percent
	Beneficial		of
Name and Address of Beneficial Owner(1)	Ownership		Class

Lishan Aklog, M.D.	9,233,709	(2)	42.6%
Dennis M. McGrath	111,595	(3)	*
Michael J. Glennon	201,897	(4)	1.1%
Brian J. deGuzman, M.D.	201,897	(4)	1.1%
Ronald M. Sparks	76,087	(5)	*
James L. Cox, M.D.	76,087	(5)	*
David S. Battleman, M.D.	18,340	(5)	*
David Weild IV	76,087	(5)	*
Pavilion Venture Partners LLC	5,566,836	(6)	29.9%
HCFP/Capital Partners III LLC	2,823,281	(7)	13.9%
All directors and executive officers as a group (eight individuals)	9,995,699		44.6%

* Represents less-than one percent-of-class.

(1)	The business address of each of the individuals is One Grand Central Place, 60 E. 42nd Street, Suite 4600, New York, New York 10165, unless otherwise indicated.

(2)

Includes: (i) 4,456,570 shares of common stock and 1,110,266 Series Z Warrants held by Pavilion Venture Partners LLC (“PVP”), of which Dr. Aklog is a member and sole manager, and, accordingly, he is deemed to have voting and dispositive power over such shares held by PVP; (ii) 20,000 shares of common stock and 10,000 Series Z Warrants held by HCFP/AG LLC and, 2,823,281 Series Z Warrants held by HCFP/Capital Partners III LLC, of which Dr. Aklog is a co-manager, and, accordingly, he is deemed to have joint voting and dispositive power over such shares of common stock and Series Z Warrants held by such entities; (iii) 590,998 shares of common stock 12,775 Series Z Warrants held by Dr. Aklog; and (iv) 209,819 shares of common stock issuable upon the potential exercise of stock options granted to Dr. Aklog which have vested and are expected to vest within sixty days as of April 23, 2018. . Notwithstanding the foregoing, Dr. Aklog disclaims beneficial ownership of the shares of common stock and Series Z Warrants held by PVP, HCFP/AG LLC and HCFP/Capital Partners II LLC, except to the extent of his proportionate pecuniary interest therein.

(3)	Includes 12,000 shares of common stock held by Mr. McGrath, and 99,595 shares of common stock issuable upon the potential exercise of stock options granted to Mr. McGrath which have vested and are expected to vest within sixty days as of April 23, 2018.

(4)	Includes 201,897 shares of common stock issuable upon the potential exercise of stock options granted to Mr. Glennon and Dr. deGuzman which have vested and are expected to vest within sixty days as of April 23, 2018.

(5)	Includes 76,087 shares of common stock issuable upon the potential exercise of stock options granted to Mr. Sparks, Dr. Cox, and Mr. Weild, and 18,340 shares of common stock issuable upon the potential exercise of stock options granted to Dr. Battleman, each of which have vested and are expected to vest within sixty days as of April 23, 2018.

(6)	Includes 4,456,570 shares of common stock and 1,110,266 Series Z Warrants.

(7)	Includes 2,823,281 Series Z Warrants.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Equity Compensation Plans

As of December 31, 2017, we had the following compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance:

	Number of		Number of
	Securities	Weighted	Securities
	to be	Average	Remaining
	Issued	Exercise	Available
	Upon	Price	for
	Exercise	of	Future
	of	Outstanding	Issuance
	Stock	Stock	Under
	Options,	Options,	Equity
	Warrants,	Warrants,	Compensation
	Rights	Rights	Plans*
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by security holders	1,436,070	$5.09	1,515,011	(1)
Equity compensation plan not approved by security holders(2)	500,854	$5.47	—
Total	1,936,924	$5.19	1,515,011

* Excluding securities included in column (a).

(1)	Represents shares of common stock available for issuance under our 2014 Long-Term Incentive Equity Plan.

(2)	Represents: (i) 83,618 stock options issued to each of Dr. Aklog, Mr. Glennon, and Dr. deGuzman, on April 28, 2016, which were in excess of the annual grant limit of 195,108 shares within our 2014 Long-Term Incentive Equity Plan; and (ii) 250,000 stock options issued to Mr. McGrath upon commencement of his employment with us on March 20, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions during the period commencing January 1, 2016 to which we have been a party, and in which any of our directors, named executive officers, holders of more than 5% of our voting securities, and affiliates of our directors, named executive officers, and holders of more than 5% of our voting securities, had or will have a direct or indirect material interest. The following description also includes certain transactions since our inception on June 26, 2014 with individuals who may be deemed our promoters. We believe all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Compensation arrangements for our directors and named executive officers are described elsewhere in this Form 10-K/A.

The information in this section reflects the forward stock split of 2.7872582-for-1 by way of a stock dividend of 1.7872582 shares for each outstanding share effectuated in September 2015.

In June 2014 in connection with our organization, we issued (i) 5,658,134 shares of common stock for proceeds of $2,030, and warrants to purchase an additional 6,097,127 shares of common stock, at an exercise price of  $0.90 per share for proceeds of $218.75, for an aggregate purchase price and total consideration of $2,248.75, to HCFP/Capital Partners III LLC, an affiliate of Dr. Aklog, Mr. Glennon, and Dr. deGuzman, along with former members of our board of directors, Mr. Ira S. Greenspan and Mr. Joshua R. Lamstein, each of whom resigned from the board of directors effective February 12, 2018; and, (ii) 2,424,915 shares of common stock for proceeds of $870.00, and warrants to purchase an additional 2,613,054 shares of common stock, at an exercise price of $0.90 per share, for proceeds of $93.75, for an aggregate purchase price and total consideration of  $963.75, to Pavilion Venture Partners LLC, an affiliate of Dr. Aklog, Mr. Glennon, and Dr. deGuzman.

In July 2014, we issued 418,089 units, each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of  $0.90, for $75,000 in cash, or a purchase price of  $0.18 per unit, of which 13,936 of such units were sold to Robert M. Greenspan, the son of Mr. Greenspan, a former member of our board of directors, as noted above. The table below sets forth the number of such units sold to our directors, named executive officers, or holders of more than 5% of our capital stock:

Name	Number of Shares of Common Stock included in Units	Number of Warrants included in Units	Relationship to Us
HCFP/Capital Partners III LLC	55,745	55,745	Affiliate of Dr. Aklog, Mr. Glennon, Dr. deGuzman, Mr. Greenspan, and Mr. Lamstein

Pavilion Venture Partners LLC	83,618	83,618	Affiliate of Dr. Aklog, Mr. Glennon, and Dr. deGuzman

Ira Scott Greenspan	27,873	27,873	Former Director

Joshua R. Lamstein	83,617	83,617	Former Director

In October 2014, HCFP/Capital Partners III and Pavilion Venture Partners LLC contributed an aggregate of 438,993 and 188,140 warrants, respectively, to the capital of PAVmed Inc. for no consideration.

In November 2014, we issued 2,355,233 units, each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of  $0.90, for $845,000 in cash, or a purchase price of  $0.36 per unit, of which 139,363 units were sold to Matthew J. Glennon, who is the brother of Mr. Glennon, our Vice Chairman and a member of our board of directors.

In September 2015, warrants to purchase 1,393,629 shares were exercised by the holders generating an aggregate of  $1.25 million of proceeds to us, including warrants to purchase 6,968 shares exercised by Robert M. Greenspan the son of Mr. Greenspan, a former member of our board of directors, as noted above. Thereafter, we effectuated the forward stock split by way of a stock dividend as described above resulting in 12,250,000 common shares outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence (continued)

Pursuant to their terms, each outstanding warrant not exercised prior to the closing of our initial public offering on April 28, 2016 was automatically converted into a warrant with the same terms as the warrants offered in the initial public offering, which are referred to as Series W Warrants.

In September 2014, we entered into an option agreement with Pavilion Holdings Group LLC, an affiliate of Pavilion Venture Partners LLC which is an affiliate of Dr. Aklog, pursuant to which we had the option to acquire all rights, title, and interest in and to a certain patent related to a medical infusion device for an aggregate of  $10,000 at any time until September 2015. We exercised this option in September 2015 and we now own this patent along with associated patent applications.

Effective October 27, 2015, we entered into a management services agreement from October 1, 2015 through October 31, 2018 with HCP/Advisors LLC, an affiliate of Mr. Greenspan, a former member of our board of directors, as noted above, wherein, HCP/Advisors LLC is to provide us with certain management services and consulting, including without limitation, identifying potential corporate opportunities, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers, and other advisory services as may be mutually agreed upon. Pursuant to such agreement, payments by us to HCP/Advisors LLC, include an initial fee of $35,000 for the one-month November 2015, and thereafter, a monthly fee of $25,000 from December 2015 through October 2018.

The management service agreement may be terminate by either us or HCP /Advisors LLC prior to the expiration of the term if the other party materially breaches the terms of the agreement and such breach has not been cured within 30 days of notice of the same. Additionally, we have the right to terminate the agreement if HCP/Advisors LLC commits any fraud or dishonest action in its relations with us or any of our subsidiaries or affiliates. If HCP/Advisors LLC terminates the agreement because of our material breach which is not thereafter cured or we terminate the agreement for any reason other than HCP /Advisors LLC material breach, we will be required to pay HCP/Advisors LLC all amounts due under the agreement for the remainder of the term within 30 days of termination. In all other cases, we will only be obligated to pay HCP/Advisors LLC the amounts owed through the date of termination.

Effective September 2016, the Company and HCFP/Strategy Advisors LLC, an affiliate of certain former directors and current named executive officers of the Company, entered into a management consulting agreement referred to as the “HCFP Strategic Advisory Agreement”, which expired on May 14, 2017, as discussed below. Under the HCFP Strategic Advisory Agreement, HCFP/Strategy Advisors LLC had been engaged for an initial term of five months from September 14, 2016 to February 14, 2017, to provide various management consulting advisory services, including: to provide strategic business planning, to identify and assist with potential sources of financing arrangements, to promote the Company to various potential investors, and to provide strategic advisory services as reasonably requested by the Company. The HCFP Strategic Advisory Agreement provided for an initial total fee of $110,000, with $30,000 paid upon execution of the agreement and four payments of $20,000 per month from October 2016 to January 2017. Subsequently, on February 17, 2017, the Company and HCFP/Strategy Advisors LLC executed an extension of the HCFP Strategic Advisory Agreement, effective as of February 15, 2017, extending the services from February 15, 2017 to May 14, 2017, and obligating the Company to make payments of $20,000 per month in each of February, March, and April 2017. The Company did not further renew the HCFP Strategic Advisory Agreement after the May 14, 2017 expiration date. Previously, at December 31, 2016, the Company recognized a $10,000 estimated accrued expense liability for HCFP/Strategy Advisors LLC asserted out-of-pocket expenses under the HCFP Strategic Advisory Agreement in effect as of December 31, 2016. Subsequently, at June 30, 2017, the Company reversed such $10,000 estimated accrued expense liability, as supporting documentation had not been provided by HCFP/Strategy Advisors LLC. At June 30, 2017, the Company had made all contractually obligated payments to, and disclaimed any further payment obligations, under the HCFP Strategic Advisory Agreement.

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

Effective September 2016, the Company also entered into a consulting agreement with Swartwood Hesse, Inc., an affiliate of HCFP/Strategy Advisors (which, as noted above, is an affiliate of certain former directors and current names executive officers of the Company) (the “Swartwood Hesse Financial Advisory Agreement”). Under the Swartwood Hesse Financial Advisory Agreement, Swartwood Hesse Inc. was engaged for an initial term of five months to provide advisory services regarding potential financing arrangements, to assist the Company with its investors relations, and to provide other financial advisory services as reasonably requested by the Company. The Swartwood Hesse Financial Advisory Agreement provided for total fee of $15,000, as paid upon execution of the agreement. The Swartwood Hess Financial Advisory Agreement was not further renewed nor extended after its January 2017 expiration date.

Item 13. Certain Relationships and Related Transactions, and Director Independence (continued)

In January 2017, the Company entered into an agreement with Xzerta Trading LLC d/b/a HCFP/Capital Markets (“HCFP/Capital Markets”), an affiliate of certain former directors and current named executive officers of the Company, wherein HCFP/Capital Markets was engaged to be the Company’s exclusive placement agent in an offering of securities in the Series A Preferred Stock Units private placement transaction (“the HCFP/Capital Markets Placement Agent Agreement”), under which, HCFP/Capital Markets was paid a fee of 7.0% of the gross proceeds realized in the Series A Preferred Stock Units private placement transaction, plus reimbursement of certain out-of-pocket costs. The term of the HCFP/Capital Markets Placement Agent Agreement is from the January 2017 execution date to the completion or termination of any other potential transactions in conjunction with the Series A Preferred Stock Units private placement. The Company incurred $177,576 of fees paid to HCFP/Capital Markets in connection with the issuances of Series A Preferred Stock Units in the year ended December 31, 2017.

Effective November 2016, we entered into a consulting agreement with Mr. Patrick Glennon, the brother of Mr. Glennon, our Vice Chairman and a member of our board of directors. Under the terms of the consulting agreement, Mr. Patrick Glennon will provide us with consulting support and advice with respect to the development and commercialization of resorbable ear tubes, with the sole compensation for such services is the issuance on November 28, 2016 of stock options to purchase 20,000 shares of our common stock, with an exercise price of $9.50 per share, and vesting ratably on a quarterly basis commencing December 31, 2016 through September 30, 2019.

We will reimburse our founders and members of our management team and their affiliates for any reasonable out-of-pocket business expenses incurred by them in connection with activities on our behalf. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board of directors or a court of competent jurisdiction if such reimbursement is challenged.

All ongoing and future transactions between us and any of our named executive officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than as available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the respective transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine the terms of such transaction are no less favorable to us than those available to us with respect to such a transaction from unaffiliated third parties.

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

Director Independence

Our common stock is listed on the Capital Market of The NASDAQ Stock Market (“Nasdaq”) and the Company adheres to the Nasdaq listing standards in determining whether a director is independent. The Board consults with its counsel to ensure that its determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Nasdaq requires that a majority of the Board must be composed of “independent directors,” which is defined generally as a person other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, the Company has determined that each of Drs. Cox and Battleman and Messrs. Weild and Sparks is an independent director. The Company determined in August 2017 that Mr. Lamstein was no longer an independent director.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of Citrin Cooperman & Company, LLP, our independent registered public accounting firm, billed to us for each of the last two years. (JJD to update table)

	Year ended December 31,
	2017	2016
Audit Fees(1)	$116,440	$122,568
Audit-Related Fees(2)	118,415	29,760
Tax Fees(3)	9,550	12,145
All Other Fees	—	—
Total Fees	$244,405	$164,473

(1)	Audit fees consist of fees billed for professional services by Citrin Cooperman & Company, LLP for audit and quarterly review of our consolidated financial statements during the years ended December 31, 2017and 2016 and in connection with review of the registration statement on Form S-1 for our initial public offering, and related services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees represent the aggregate fees billed for assurance and related professional services rendered by our independent registered public accounting firm reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” including the issuance of consents in connection with registration statement filings with the SEC and comfort letters in connection with securities offerings.

(3)	Tax fees represent the aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning services.

The aggregate fees included in the Audit Fees are those billed for the fiscal year. The aggregate fees included in the Audit-Related Fees and Tax Fees are those fees billed in the fiscal year.

The audit committee of our board of directors has adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditor. We may not engage our independent auditor to render any audit or non-audit service unless either the service is approved in advance by the audit committee, or the engagement to render service is entered into pursuant to the audit committee’s pre-approval policies and procedures. All accountant services and fees noted above were pre-approved by our audit committee in accordance with such pre-approval procedures.

PART IV

Item 15.	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation(1)
3.2	Certificate of Amendment to Certificate of Incorporation(1)
3.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock(8)
3.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock(2)
3.5	Form of Certificate of Designation of Preferences, Rights, and Limitations of Series A-1 Convertible Preferred Stock(6)
3.5	Bylaws(1)
4.1	Specimen Common Stock Certificate(1)
4.2	Specimen Series W Warrant Certificate(1)
4.3	Series W Warrant Agreement, April 28, 2016, between Continental Stock Transfer & Trust Company and the Registrant (3)
4.4	Form of Unit Purchase Option(1)
4.5	Form of Series A Warrant(2)
4.6	Form of Series X Warrant(2)
4.7	Form of Series A-1 Warrant(6)
10.1	Patent Option Agreement(1)
10.2.1*	Employment Agreement between PAVmed and Dr. Lishan Aklog, M.D.(1)
10.2.2*	Amendment to Employment Agreement between PAVmed and Dr. Lishan Aklog, M.D.(1)
10.2.3*	Second Amendment to Employment Agreement between PAVmed and Dr. Lishan Aklog, M.D.(1)
10.2.4*	Third Amendment to Employment Agreement between PAVmed and Dr. Lishan Aklog, M.D.(9)
10.3.1	Form of Subscription Agreement (July 2014)(1)
10.3.2	Form of Subscription Agreement (November 2014)(1)
10.4.1	Form of Letter Agreement with HCFP/Capital Partners III LLC(1)
10.4.2	Form of Letter Agreement with Pavilion Venture Partners LLC(1)
10.5.1	Letter agreement regarding corporate opportunities executed by Dr. Lishan Aklog, M.D.(1)
10.5.2	Letter agreement regarding corporate opportunities executed by Michael J. Glennon (1)
10.5.3	Letter agreement regarding corporate opportunities executed by Dr. Brian J. deGuzman, M.D.(1)
10.6	Management services agreement between PAVmed and HCP/Advisors LLC(1)
10.7.1*	Employment Agreement between PAVmed and Richard F. Fitzgerald(1)
10.7.2*	Separation Agreement between PAVmed and Richard F. Fitzgerald(10)
10.7.3*	Consulting Agreement between PAVmed and Richard F. Fitzgerald(10)
10.8*	Employment Agreement between PAVmed and Dr. Brian J. deGuzman, M.D.(4)
10.9.1*	Consulting Agreement between PAVmed and Michael J. Glennon(5)
10.9.2*	Amendment to Consulting Agreement between PAVmed and Michael J. Glennon(9)
10.9.3*	Amendment to Consulting Agreement between PAVmed and Michael J. Glennon(10)
10.9.4*	Termination of Consulting Agreement between PAVmed and Michael J. Glennon(11)
10.10.1	Securities Purchase Agreement between PAVmed and the purchasers of the Series A Preferred Stock Units(2)
10.10.2	Registration Rights Agreement between PAVmed and the purchasers of the Series A Preferred Stock Units(2)
10.11*	2014 Long-Term Equity Incentive Plan(1)
10.12*	Employment Agreement between PAVmed and Dennis M. McGrath(10)
10.14	Note and Securities Purchase Agreement between PAVmed and Scopia Holdings LLC(7)
10.15.1	Securities Purchase Agreement between PAVmed and the purchasers of the Series A-1 Preferred Stock Units(2)
10.15.2	Registration Rights Agreement between PAVmed and the purchasers of the Series A-1 Preferred Stock Units(2)
14	Form of Code of Ethics(1)
23.1	Consent of Citrin Cooperman & Company, LLP(12)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

Item 15.	Exhibits (Continued)

Exhibit No.	Description

101.INS	XBRL Instance Document(12)
101.SCH	XBRL Taxonomy Extension Schema(12)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(12)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(12)
101.LAB	XBRL Taxonomy Extension Label Linkbase(12)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase(12)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-203569)
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 1, 2017.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 19, 2016.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 14, 2016.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 8, 2017.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 6, 2017.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on April 20, 2018
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (December 31, 2016), filed on February 16, 2017.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 22, 2017.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2017.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (December 31, 2017), filed on March 14, 2018.
*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PAVmed Inc.

April 30, 2018	By:	/s/ Lishan Aklog, M.D.
Lishan Aklog, M.D.
Chairman of Board of Directors
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes each of Lishan Aklog, M.D. and Dennis M. McGrath or either of them acting in the absence of the others, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Lishan Aklog, M.D.	Chairman of the Board of Directors	April 30, 2018
Lishan Aklog, M.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis M. McGrath	Executive Vice President	April 30, 2018
Dennis M. McGrath	Corporate Secretary
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Michael J. Glennon	Vice Chairman	April 30, 2018
Michael J. Glennon	Director

/s/ Ronald M. Sparks	Director	April 30, 2018
Ronald M. Sparks

/s/ James L. Cox, M.D.	Director	April 30, 2018
James L. Cox, M.D.

/s/ David S. Battleman	Director	April 30, 2018
David S. Battleman

/s/ David Weild IV	Director	April 30, 2018
David Weild IV

