Form 10-Q
period 2018-03-31
PAVmed Inc.
filed 2018-05-21
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-37685

PAVMED INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-1214177
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Grand Central Place Suite 4600 New York, NY (Address of Principal Executive Offices)	10165 (Zip Code)

(212) 949-4319
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC
Series Z Warrants, each to purchase one share of Common Stock	The NASDAQ Stock Market LLC
Series W Warrants, each to purchase one share of Common Stock	The NASDAQ Stock Market LLC

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

As of May 18, 2018 there were 17,509,654 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017	1

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017	2

	Unaudited Condensed Consolidated Statements of Changes in Series A Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2018	3

	Unaudited Condensed Consolidated Statements of Changes in Series A Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the year ended December 31, 2017	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

Item 3	Quantitative and Qualitative Disclosures About Market Risk	79

Item 4	Controls and Procedures	79

PART II	OTHER INFORMATION

Item 2	Unregistered Sale of Equity Securities	80

Item 6	Exhibits	80

SIGNATURES		81

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash	$3,630,692	$1,535,022
Prepaid expenses and other current assets	113,833	88,467
Total current assets	3,744,525	1,623,489
Equipment, net	14,388	16,191
Total assets	$3,758,913	$1,639,680

Liabilities, Preferred Stock, and Stockholders’ Deficit
Current liabilities
Accounts payable	$767,606	$864,405
Accrued expenses and other current liabilities	298,900	706,024
Accrued interest expense	194,570	—
Series A Warrants derivative liability	—	761,123
Series A Convertible Preferred Stock conversion option derivative liability	—	212,217
Total current liabilities	1,261,076	2,543,769

Senior Secured Note, net of $2,938,541 and $3,244,274 unamortized debt discount as of March 31, 2018 and December 31, 2017, respectively	2,250,001	1,944,268

Total liabilities	$3,511,077	$4,488,037

COMMITMENTS AND CONTINGENCIES (NOTE 9)

Series A Convertible Preferred Stock
Preferred stock, par value $0.001, 20,000,000 shares authorized;
Series A Convertible Preferred Stock, par value $0.001, 0 and 249,667 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000,000 shares authorized;

Series B Convertible Preferred Stock, par value $0.001, 975,568 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,707,244	—

Series A-1 Convertible Preferred Stock, par value $0.001, 0 and 357,259 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	1,032,650

Common stock, par value $0.001; 50,000,000 shares authorized, 17,509,654 and 14,551,234 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	17,509	14,551

Additional paid-in capital	19,982,594	14,012,053

Accumulated deficit	(21,459,511)	(17,907,611)
Total Stockholders’ Equity (Deficit)	247,836	(2,848,357)

Total Liabilities, Series A Convertible Preferred Stock, and Stockholders’ Equity (Deficit)	$3,758,913	$1,639,680

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31, 2018	2017
Revenue	$—	$—

General and administrative expenses	1,381,167	1,499,552
Research and development expenses	562,535	656,713
Total operating expenses	1,943,702	2,156,265

Loss from operations	(1,943,702)	(2,156,265)

Other income (expense)
Interest expense	(500,304)	—
Excess of fair value of Series Z Warrants issued in connection with the Series A and Series A-1 Exchange Offer	(349,796)	—
Loss on issuance of Series A Preferred Stock Units in a private placement	—	(3,124,285)
Change in fair value of Series A Warrants derivative liability	(96,480)	786,397
Change in fair value of Series A Convertible Preferred Stock conversion option derivative liability	64,913	224,065
Other income (expense), net	(881,667)	2,113,823

Loss before income tax	(2,825,369)	(4,270,088)

Provision for income taxes	—	—

Net loss	(2,825,369)	(4,270,088)

Series A Convertible Preferred Stock dividends	(26,487)	(26,440)
Series A-1 Convertible Preferred Stock dividends	(25,148)	—
Series B Convertible Preferred Stock dividends	(10,406)	—

Deemed dividend - Series B Convertible Preferred Stock issued upon exchange of Series A Convertible Preferred Stock in the Series A and Series A-1 Exchange Offer	(726,531)	—

Series B Convertible Preferred Stock issued upon the exchange of Series A-1 Convertible Preferred Stock in the Series A and Series A-1 Exchange Offer	199,241	—

Net loss attributable to common stockholders	$(3,414,700)	$(4,296,528)

Net loss per share - basic and diluted	$(0.17)	$(0.32)

Net loss attributable to common stockholders per share - basic and diluted	$(0.21)	$(0.32)

Weighted average common shares outstanding - basic and diluted	16,544,221	13,330,891

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SERIES A CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

				Stockholders’ Equity (Deficit)
	Series A			Series B			Series A-1							Total
	Convertible			Convertible			Convertible					Additional		Stockholders’
	Preferred Stock			Preferred Stock			Preferred Stock			Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount		Shares	Amount		Shares	Amount		Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2017	249,667	$	---	---	$	---	357,259		$1,032,650	14,551,234	$14,551	$14,012,053	$(17,907,611)	$(2,848,357)

Common stock issued in an underwritten public offering, net of offering cost										2,649,818	2,650	4,272,011		4,274,661

Series A and Series A-1 Exchange Offer	(249,667)		---	975,568		1,707,244	(357,259)		(1,032,650)			1,406,640	(726,531)	1,354,703

Common stock issued upon exercise of warrants, net of offering costs										308,602	308	20,604		20,912

Stock-based compensation												271,286		271,286

Net loss													(2,825,369)	(2,825,369)

Balance at March 31, 2018	---	$	---	975,568		$1,707,244	---	$	---	17,509,654	$17,509	$19,982,594	$(21,459,511)	$247,836

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SERIES A CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

			Stockholders’ Equity (Deficit)
	Series A		Series A-1
	Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2016	—	$—	—	$—	13,330,811	$13,331	$7,369,437	$(7,701,835)	$(319,067)

Series A Convertible Preferred Stock issued in a in a private placement	422,838	—							—

Series A-1 Convertible Preferred Stock and Series A-1 Warrants issued in a private placement			125,000	7,050			492,950		500,000

Series A Exchange Offer	(154,837)	—	232,259	843,100			1,347,082	(504,007)	1,686,175

Series A-1 Convertible Preferred Stock deemed dividend				182,500				(182,500)	—

Modification of Series A-1 Warrant Agreement							222,000		222,000

Series S Warrants issued in connection with Senior Secured Note payable							3.434,452		3,434,452

Common stock issued upon exercise of warrants					1,193,330	1,198	70,692		71,890

Common stock issued upon conversion of Series A Convertible Preferred Stock	(18,334)	—			22,093	22	27,313		27,335

Stock-based compensation							1,048,127		1,048,127

Net loss								(9,519,269)	(9,519,269)

Balance at December 31, 2017	249,667	$—	357,259	$1,032,650	14,551,234	$14,551	$14,012,053	$(17,907,611)	$(2,848,357)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(2,825,369)	$(4,270,088)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,803	1,702
Stock-based compensation	271,286	272,680
Loss on issuance of Preferred Stock Units	—	3,124,285
Change in fair value - Series A Warrants derivative liability	96,480	(786,397)
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability	(64,913)	(224,065)
Excess of fair value of Series Z Warrants issued upon the exchange of
Series A-1 Warrants in the Series A and Series A-1 Exchange Offer	349,796	—
Accrued interest expense - Senior Secured Note	194,570	—
Amortization of discount - Senior Secured Note	305,733	—
Changes in operating assets and liabilities:
Prepaid fee to related party	—	(25,000)
Prepaid expenses and other current assets	(25,366)	13,647
Accounts payable	(96,799)	(15,205)
Accrued expenses and other current liabilities	(407,124)	83,334
Net cash flows used in operating activities	(2,199,903)	(1,825,107)

Cash flows from investing activities
Purchase of equipment	—	(5,301)
Net cash flows used in investing activities	—	(5,301)

Cash flows from financing activities
Proceeds from issue of common stock in an underwritten public offering	4,388,099	—
Payment of offering costs - underwritten public offering	(113,438)	—
Proceeds from issue of Series A Preferred Stock Units private placement	—	2,537,012
Payment of offering costs - Series A Preferred Stock Units private placement	—	(388,628)
Proceeds from common stock issued upon exercise of warrants, net	20,912	2,000
Net cash flows provided by financing activities	4,295,573	2,150,384

Net increase (decrease) in cash	$2,095,670	$319,976
Cash, beginning of period	1,535,022	585,680
Cash, end of period	$3,630,692	$905,656

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

Under a registration statement on Form S-1 (File No. 333-203569) declared effective January 29, 2016, the Company’s IPO was consummated on April 28, 2016, resulting in approximately $4.2 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses, from the issuance of 1,060,000 units at an offering price of $5.00 per unit, with each such unit comprised of one share of common stock of the Company and one warrant to purchase a share of common stock of the Company, with such warrant referred to as a “Series W Warrant”. See Note 13, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the Company’s common stock and Series W Warrants.

In January 2018, the Company raised $4.3 million of net cash proceeds in an underwritten public offering of shares of common stock of the Company pursuant to its previously filed effective shelf registration statement on United States Securities and Exchange Commission (“SEC”) Form S-3 (File No. 333-220549). See Note 13, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrant, for a further discussion of the January 2018 underwritten public offering of shares of common stock of the Company.

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

Nasdaq Notice

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

The Company incurred a net loss attributable to common stockholders of $3,414,700 and had net cash flows used in operating activities of $2,199,903 for the three months ended March 31, 2018. As of March 31, 2018, the Company had an accumulated deficit of $21,459,511 and working capital of $2,483,449.

The Company anticipates incurring operating losses and does not expect to experience positive cash flows from operating activities, and may continue to incur operating losses for the next several years as it completes the development of its products, seeks regulatory approvals and clearances of such products, and begins to commercially market such products. These factors, which have existed since inception, are expected to continue for the foreseeable future, and raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the SEC regarding interim financial reporting. As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at such date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Equipment

Equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and resulting gain or loss, if any, is included in the unaudited condensed consolidated statement of operations. The useful lives of equipment are as follows:

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

Research and Development Expenses

Research and development expenses are recognized as incurred and include the salary and stock-based compensation of employees engaged in product research and development activities, and the costs related to the Company’s various contract research service providers, suppliers, engineering studies, supplies, and outsourced testing and consulting, as well as rental costs for equipment and access to certain facilities of contract research service providers.

Note 2 — Summary of Significant Accounting Policies (continued)

Patent Costs and Purchased Patent License Rights

Patent related costs in connection with filing and prosecuting patent applications and patents filed by the Company are expensed as incurred, and are included in the line item captioned “general and administrative expenses” in the accompanying unaudited condensed consolidated statements of operations. Patent fee reimbursement expense incurred under the Tufts Patent License Agreement for antimicrobial resorbable ear tubes, are included in the line item captioned “research and development expenses” in the accompanying unaudited condensed consolidated statements of operations. The purchase of patent license rights for use in research and development activities are expensed as incurred and are classified as research and development expense.

Offering Costs

Offering costs consist of certain legal, accounting, and other advisory fees incurred related to the Company’s efforts to raise debt and equity capital. Offering costs in connection with equity financing are recognized as either an offset against the financing proceeds to extent the underlying security is equity classified or a current period expense to extent the underlying security is liability classified. Offering costs, lender fees, and warrants issued in connection with debt financing are recognized as debt discount, which reduces the reported carrying value of the debt, and amortized as interest expense, generally over the contractual term of the debt agreement, to result in a constant rate of interest. Offering costs associated with in-process capital financing are accounted for as deferred offering costs.

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

As of March 31, 2018 and December 31, 2017, the carrying values of cash, accounts payable, and accrued expenses, approximate their respective fair value due to the short-term nature of these financial instruments.

The Company evaluates its financial instruments to determine if those instruments or any potential embedded components of those instruments qualify as derivatives that need to be separately accounted for in accordance with FASB ASC Topic 815, Derivatives and Hedging (ASC 815). Warrants are classified as either equity or a derivative liability depending on the specific terms of the respective warrant agreement. The Series A Warrants are accounted for as a derivative liability, as such warrants have an exercise price adjustment provision. Warrants containing a cash settlement provision are accounted for as a derivative liability. A warrant classified as a liability, or a bifurcated embedded derivative classified as a liability, is initially measured at its issue-date fair value, with such fair value subsequently adjusted at each reporting period, with the resulting adjustment recognized as other income or expense. If upon the occurrence of an event resulting in the warrant liability or the embedded derivative liability being subsequently classified as equity, the fair value will be adjusted on such date-of-occurrence, with such date-of-occurrence fair value adjustment recognized as other income or expense, and then it will be classified as equity at such date-of-occurrence adjusted fair value.

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for the Company beginning January 1, 2017, although early adoption is permitted. The Company elected to early adopt ASU 2016-09 effective as of April 1, 2016. As the Company did not have any stock options issued or outstanding prior to the closing of its IPO, the early adoption did not have an impact on the Company’s unaudited condensed consolidated financial position, results of operations and cash flows.

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

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of March 31, 2018 and December 31, 2017.

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2018 the Company does not have any unrecognized tax benefits resulting from uncertain tax positions.

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. There were no amounts accrued for penalties or interest as of March 31, 2018 and December 31, 2017, or recognized during the three months ended March 31, 2018 and 2017. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

Note 2 — Summary of Significant Accounting Policies (continued)

Net Loss Per Share

Basic net loss per share and basic net loss attributable to common stockholders per share, are each computed by dividing the net loss and the net loss attributable to common stockholders, respectively, by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share and diluted net loss attributable to common stockholders per share, are each computed by dividing the net loss and the net loss attributable to common stockholders, respectively, by the sum of the weighted-average number of common shares outstanding during the reporting period, and, if dilutive, the incremental shares resulting from common stock equivalents, computed using the treasury stock method. The Company’s common stock equivalents include: stock options, unit purchase options, convertible preferred stock, and warrants. Notwithstanding, as the Company’s unaudited condensed consolidated financial results resulted in a net loss and a net loss attributable to common stockholders for all periods presented, basic and diluted net loss per share and net loss attributable to common stockholders per share are the same due to the exclusion of incremental shares resulting from common stock equivalents, as their inclusion would be anti-dilutive.

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

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) - Part I - Accounting for Certain Financial Instruments with Down-Round Features, and Part II - Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Principally, ASU 2017-11 amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the down-round feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down-round feature) and will also recognize the effect of the trigger within equity. Additionally, ASU 2017-11 also addresses “navigational concerns” within the FASB ASC related to an indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests, which has resulted in the existence of significant “pending content” in the ASC. The FASB decided to reclassify the indefinite deferral as a scope exception, which does not have an accounting effect. The guidance of ASU 2017-11 is effective for public business entities, as defined in the ASC Master Glossary, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and for all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier adoption is permitted for all entities as of the beginning of an interim period for which financial statements (interim or annual) have not been issued or have not been made available for issuance. The Company is evaluating the impact of this guidance on its unaudited condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting. In ASU 2017-09, the FASB provides guidance on determining which changes to the terms and conditions of stock-based compensation arrangements require the application of “modification accounting” under ASC 718. Generally, ASC 718 modification accounting is not applicable if the stock-based arrangement immediately before and after the modification has the same fair value, vesting conditions, and balance sheet classification. The guidance of ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities, as defined in the ASC Master Glossary, for periods for which financial statements have not yet been issued, and for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company adopted this guidance as of April 1, 2017, and it did not have an effect on the Company’s unaudited condensed consolidated financial statements.

Note 2 — Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which amends the guidance of FASB ASC Topic 805, Business Combinations (ASC 805) adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The objective of ASU 2017-01 is to narrow the definition of what qualifies as a business under Topic 805 and to provide guidance for streamlining the analysis required to assess whether a transaction involves the acquisition (disposal) of a business. ASU 2017-01 provides a screen to assess when a set of assets and processes do not qualify as a business under Topic 805, reducing the number of transactions that need to be considered as possible business acquisitions. ASU 2017-01 also narrows the definition of output under Topic 805 to make it consistent with the description of outputs under Topic 606. The guidance of ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted under certain circumstances. The adoption of this guidance as of January 1, 2018 did not have an effect on the Company’s unaudited condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, which amended the guidance of FASB ASC Topic 230, Statement of Cash Flows (ASC 230) on the classification of certain cash receipts and payments. The primary purpose of ASU 2016-15 is to reduce the diversity in practice which has resulted from a lack of consistent principles on this topic. The amendments of ASU 2016-15 add or clarify guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance of ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance as of January 1, 2018 did not have an effect on the Company’s unaudited condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequently issued additional updates amending the guidance contained in Topic 606 (ASC 606), thereby affecting the guidance contained in ASU 2014-09. ASU 2014-09 and the subsequent ASC 606 updates will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount equal to the consideration to which the entity expects to be entitled for those goods and services. ASU 2014-09 defines a five step process to achieve this core principle, and in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). To date, since its inception, the Company has not generated any revenue, as such, the provisions of ASC 606 have not impacted the Company’s unaudited condensed consolidated results of operations or financial condition.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. To date, since its inception, the Company has not generated any revenue, as such, the provisions of ASC 606 have not impacted the Company’s unaudited condensed consolidated results of operations or financial condition.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. To date, since its inception, the Company has not generated any revenue, as such, the provisions of ASC 606 have not impacted the Company’s unaudited condensed consolidated results of operations or financial condition.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of this guidance on its unaudited condensed consolidated financial position, results of operations, and cash flows.

Note 3 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	March 31, 2018	December 31, 2017
Security deposits	$14,250	$14,250
Prepaid insurance	21,291	33,175
Advanced payments to suppliers	78,292	41,042
Total prepaid expenses and other current assets	$113,833	$88,467

Note 4 — Equipment, Net

	March 31, 2018	December 31, 2017
Research and development equipment	$13,656	$13,656
Computer equipment	13,438	13,438
	27,094	27,094
Less: accumulated depreciation	(12,706)	(10,903)
Equipment, net	$14,388	$16,191

Depreciation expense was $1,803 and $1,702 for the three months ended March 31, 2018 and 2017, respectively.

Note 5 — Agreement Related to Intellectual Property Right

Tufts Patent License Agreement - Antimicrobial Resorbable Ear Tubes

The Company executed a Patent License Agreement (the “Tufts Patent License Agreement”) with Tufts University and its co-owners, the Massachusetts Eye and Ear Infirmary and Massachusetts General Hospital (the “Licensors”) in November 2016. Pursuant to the Tufts Patent License Agreement, the Licensors granted the Company the exclusive right and license to certain patents in connection with the development and commercialization of antimicrobial resorbable ear tubes based on a proprietary aqueous silk technology conceived and developed by the Licensors. Upon execution of the Tufts Patent License Agreement, the Company paid the Licensors an upfront non-refundable fee of $50,000, with such fee recognized as research and development expense as of the transaction date.

The Company accounted for the Tufts Patent License Agreement as an asset acquisition as the license agreement did not meet the definition of a business pursuant to the guidance prescribed in FASB ASC Topic 805, Business Combinations, as the transaction principally resulted in the acquisition of intellectual property rights only. In this regard, the Company did not acquire any employees or tangible assets, or any processes, protocols, or operating systems. Additionally, at the time of the transaction, there were no activities being conducted related to the licensed patents. As such, the cost of the acquired intellectual property rights were recognized as an expense, as required, since this intangible asset was purchased from others for use in a research and development activity, and for which there are no alternative future uses.

The Tufts Patent License Agreement also provides for potential payments from the Company to the Licensors upon the achievement of certain product development and regulatory clearance milestones as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents. The Company will record as expense any contingent milestone payments or royalties in the period in which such liabilities are incurred.

Additionally, $35,837 and $0 was recognized as research and development expense related to patent fee reimbursement under the Tufts Patent License Agreement in the three months ended March 31, 2018 and 2017, respectively.

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	March 31, 2018	December 31, 2017
Accrued bonus	$39,265	$459,451
Accrued payroll	145,937	125,088
Accrued vacation	38,090	28,722
Accrued board of director fees	72,500	82,500
Accrued operating expenses	3,108	10,263
Total accrued expenses and other current liabilities	$298,900	$706,024

At March 31, 2018, the accrued bonus represents the estimated amount recognized on a pro rata basis during 2018 of the guaranteed bonus payment to the Company’s Chief Executive Officer (“CEO”) under the CEO Employment Agreement. At December 31, 2017, the accrued bonus represents the guaranteed bonus payment to the Company’s Chief Executive Officer (“CEO”) under the CEO Employment Agreement and discretionary bonus payments to other employees.

Accrued payroll represents earned but unpaid salary payable to the Company’s CEO under the terms of the Note and Security Purchase Agreement, including the corresponding Senior Secured Note, between the Company and Scopia Holdings LLC, wherein the CEO agreed to the payment of a reduced salary of $4,200 per month for the period July 1, 2017 through January 31, 2018, with such earned but unpaid amount to be paid to the CEO only upon the Senior Secured Note first being repaid-in-full. See Note 12 — Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants, for a discussion of the Note and Security Purchase Agreement with Scopia Holdings LLC.

The accrued board of director fees at March 31, 2018 and December 31, 2017 represent amounts payable to all non-executive members of the board of directors, including at each of March 31, 2018 and December 31, 2017, $5,000 and $10,000, respectively, payable to a former board member previously deemed to be a related party,

Note 7 — Income Taxes

In the three months ended March 31, 2018 and 2017, the Company recognized a deferred tax benefit which was fully offset by a corresponding valuation allowance.

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of March 31, 2018 and December 31, 2017.

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

On December 22, 2017, the commonly referred to “Tax Cuts and Jobs Act of 2017” (Public Law No. 115-97), was enacted. The Tax Cuts and Jobs Act is a comprehensive revision to federal tax law which makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and limitations on the deductibility of certain executive compensation.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses situations where the accounting is incomplete for the income tax effects of the Tax Cuts and Jobs Act of 2017. SAB 118 directs taxpayers to consider the impact of the Tax Cuts and Jobs Act of 2017 as “provisional” when the Company does not have the necessary information available, prepared, or analyzed, including computations, to finalize the accounting for the changes resulting from the Tax Cuts and Jobs Act of 2017. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated as of December 31, 2017.

The Tax Cuts and Jobs Act of 2017 impact on the tax provision of the Company for year ending December 31, 2017, resulted in the Company recognizing the provisional impact of the revaluation of deferred tax assets and deferred tax liabilities to 21% from 35%, resulting in an estimated $1.6 million tax expense, which was fully offset by a corresponding change in the valuation allowance applied to the net deferred tax assets.

The Company files income tax returns in the United States in federal and applicable state and local jurisdictions. The Company’s tax filings for the years 2016, 2015 and for its initial period of operations from June 26, 2014 (inception) through December 31, 2014, each remain subject to examination by taxing authorities.

Note 8 — Related Party Transactions

Effective October 2015, the Company entered into a three-year management services agreement through October 2018 with HCP/Advisors LLC, an affiliate of a former director of the Company, wherein HCP/Advisors LLC is to provide the Company with certain management services, including without limitation, identifying potential corporate opportunities, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers, and other advisory services as may be mutually agreed upon. Pursuant to such agreement with HCP/Advisors LLC, the Company paid HCP/Advisors LLC an initial first month’s fee of $35,000 commencing as of November 1, 2015, and thereafter, a monthly fee of $25,000 through October 31, 2018. Under the agreement with HCP/Advisors LLC, the Company incurred an expense of $75,000 in each of the three months ended March 31, 2018 and 2017, included in “general and administrative expenses” in the accompanying unaudited condensed consolidated statements of operations.

Effective September 2016, the Company and HCFP/Strategy Advisors LLC, an affiliate of certain former directors and current officers of the Company, entered into a management consulting agreement referred to as the “HCFP Strategic Advisory Agreement”, which expired on May 14, 2017, as discussed below. Under the HCFP Strategic Advisory Agreement, HCFP/Strategy Advisors LLC had been engaged for an initial term of five months from September 14, 2016 to February 14, 2017, to provide various management consulting advisory services, including: to provide strategic business planning, to identify and assist with potential sources of financing arrangements, to promote the Company to various potential investors, and to provide strategic advisory services as reasonably requested by the Company. The HCFP Strategic Advisory Agreement provided for an initial total fee of $110,000, with $30,000 paid upon execution of the agreement and four payments of $20,000 per month from October 2016 to January 2017. Subsequently, on February 17, 2017, the Company and HCFP/Strategy Advisors LLC executed an extension of the HCFP Strategic Advisory Agreement, effective as of February 15, 2017, extending the services from February 15, 2017 to May 14, 2017, and obligating the Company to make payments of $20,000 per month in each of February, March, and April 2017. The Company did not further renew the HCFP Strategic Advisory Agreement after the May 14, 2017 expiration date. Previously, at December 31, 2016, the Company recognized a $10,000 estimated accrued expense liability for HCFP/Strategy Advisors LLC asserted out-of-pocket expenses under the HCFP Strategic Advisory Agreement in effect as of December 31, 2016. Subsequently, at June 30, 2017, the Company reversed such $10,000 estimated accrued expense liability, as supporting documentation had not been provided by HCFP/Strategy Advisors LLC. At June 30, 2017, the Company had made all contractually obligated payments to, and disclaimed any further payment obligations, under the HCFP Strategic Advisory Agreement. The Company incurred expense of $75,000 in the three months ended March 31, 2017, under the HCFP Strategic Advisory Agreement, with such expense included in “general and administrative expenses” in the accompanying unaudited condensed consolidated statements of operations.

In January 2017, the Company entered into an agreement with Xzerta Trading LLC d/b/a HCFP/Capital Markets (“HCFP/Capital Markets”), an affiliate of certain former directors and current officers of the Company, wherein HCFP/Capital Markets was engaged to be the Company’s exclusive placement agent in an offering of securities (“the HCFP/Capital Markets Placement Agent Agreement”), including the Series A Preferred Stock Units private placement transaction. Under the HCFP /Capital Markets Placement Agent Agreement, HCFP/Capital Markets was paid a fee of 7.0% of the gross proceeds realized in the securities offering, plus reimbursement of certain out-of-pocket costs. The term of the HCFP/Capital Markets Placement Agent Agreement is from the January 2017 execution date to the completion or termination of any other potential transactions in conjunction with the Series A Preferred Stock Units private placement. In connection with the issue of Series A Preferred Stock Units, fees paid to HCFP/Capital Markets of $177,576 are included in “Loss on issuance of Series A Preferred Stock Units” in the accompanying unaudited condensed consolidated statements of operations.

Effective June 30, 2017, the Company and Michael J. Glennon, Vice Chairman and member of the board of directors, agreed to terminate the consulting agreement in effect since October 1, 2016, under which Mr. Glennon agreed to provide us with services and advice relating to the successful development and commercialization of medical device products. Effective as of December 31, 2016, Mr. Glennon waived his right to compensation under the consulting agreement for the year ended December 31, 2016, and, effective as of March 31, 2017, Mr. Glennon further waived his right to compensation under the consulting agreement for the period January 1, 2017 through June 30, 2017.

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

Note 9 — Commitments and Contingencies

Employment Agreements & Compensation

Chief Executive Officer Employment Agreement

Effective November 1, 2014, the Company entered into a five year employment agreement with Dr. Lishan Aklog, M.D. to serve as its Chief Executive Officer (“CEO Employment Agreement”), initially with an annual base salary of $240,000 through October 31, 2015, and then $295,000 per year effective November 1, 2015. Additionally, effective as of January 1, 2016, Dr. Aklog’s employment agreement provides for a guaranteed annual bonus equal to 50% of base salary, beginning on January 1 of each year, as well as also being eligible to earn additional discretionary annual performance bonuses upon meeting certain objectives as determined by the board of directors.

Under the terms of the Note and Security Purchase Agreement, including the corresponding Senior Secured Note, between the Company and Scopia Holdings LLC, the CEO agreed to the payment of a reduced salary of $4,200 per month for the period July 1, 2017 through January 31, 2018, with such earned but unpaid amount to be paid to the CEO only upon the Senior Secured Note first being repaid-in-full. See Note 12 — Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants, for a discussion of the Note and Security Purchase Agreement with Scopia Holdings LLC.

If Dr. Aklog’s employment is terminated by the Company without “cause” or by Dr. Aklog with “good reason” (as such terms are defined in the employment agreement), Dr. Aklog is entitled to be paid his base salary through the end of the remaining term of the CEO Employment Agreement at 150% of base salary, valid expense reimbursements and accrued but unused vacation pay. The CEO Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the Company with “good reason.”

Executive Vice President and Chief Financial Officer Employment Agreement

On March 20, 2017, we entered into a two year employment agreement with Dennis M. McGrath, to serve as the Company’s Executive Vice President and Chief Financial Officer, with an annual base salary of $285,000, a discretionary annual performance bonus with a target of 50% of the then current annual base salary, based upon his performance and the Company’s performance over the preceding year, as determined by the compensation committee of the board of directors, and, for the period May 1, 2017 to March 31, 2018, a housing and travel allowance of up to $2,250 per month (“CFO Employment Agreement”). The CFO Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the Company with “good reason”.

Chief Medical Officer Employment Agreement

Effective July 1, 2016, we entered into a five-year employment agreement with Dr. Brian J. deGuzman, M.D. to serve as the Company’s Chief Medical Officer (“CMO”) with a base annual salary of $285,000; an initial bonus of $50,000 for services provided before the employment agreement’s effective date, and, a discretionary annual performance bonus with a target of 40% of the then current annual base salary, upon meeting certain objectives as determined by the compensation committee of the board of directors (“CMO Employment Agreement”). The CMO Employment Agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than without “cause” or by the Company with “good reason”.

Leases

The Company leases office space for its corporate office on a month-to-month basis, upon the lease agreement expiration on May 31, 2017. The lease agreement may be cancelled by the Company with three months written notice The lease agreement includes a 5% increase in monthly rent effective on each twelve-month anniversary date. Total rent expense incurred under the corporate office space lease arrangement was $30,922 and $42,126 for the three months March 31, 2018 and 2017, respectively.

Additionally, the Company had previously rented access to a research and development facility, for monthly rent of $1,000, on a month-to-month basis under which either the landlord or the Company could cancel the rental arrangement at any time. Effective February 28, 2017, the Company ceased use of the research and development facility and canceled the rental arrangement. Total rental expense under this research and development facility rental arrangement amounted to $2,000 for the three months ended March 31, 2017.

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

The following table summarizes information about stock options outstanding for the periods presented below:

		Weighted
	Number	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Outstanding at December 31, 2017	1,936,924	$5.14
Granted	1,265,216	$2.14
Exercised	—	$—
Forfeited	(195,108)	$5.00
Outstanding at March 31, 2018	3,007,032	$3.92	$—
Vested and exercisable at March 31, 2018	1,100,981	$4.88	$—
Unvested at March 31, 2018	1,906,051	$3.36	$—

Outstanding at December 31, 2016	1,633,313	$5.14
Granted	380,000	$5.35
Exercised	—	$—
Forfeited	(76,389)	$5.00
Outstanding at December 31, 2017	1,936,924	$5.19	$—
Vested and exercisable at December 31, 2017	964,080	$5.14	$—
Unvested at December 31, 2017	972,844	$5.23	$—

The aggregate intrinsic value is computed as the difference between the exercise price of the underlying stock options and the quoted price of the common stock on December 31, 2017, to the extent the exercise price is less than the quoted price. At March 31, 2018, the weighted average remaining contractual term was 8.9 years for stock options outstanding and 8.1 years for stock options vested and exercisable.

During the three months year ended March 31, 2018, an aggregate of 1,265,216 stock options were granted, each with a ten year contractual term from date-of-grant, and each vesting ratably on a quarterly basis over a three year period commencing March 31, 2018, including: in January 2018, 175,000 stock options with an exercise price of $2.96 granted to the Company’s VP Technology and Product Development, and in February 2018, a total of 500,000 stock options granted to non-executive members of the Company’s board of directors, and a total of 590,216 stock options granted to employees, each with an exercise price of $2.01 per share. Additionally, in February 2018, a total of 195,108 previously granted stock options were forfeited in connection with the resignation of two members from the Company’s board of directors.

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

A total of 2,951,081 shares of common stock of the Company are reserved for issuance under the 2014 Stock Plan. As of March 31, 2018, 444,903 shares of common stock of the Company were available for grant under the 2014 Stock Plan, excluding stock options granted outside the 2014 Stock Plan, including 250,000 in 2017 and 250,854 in 2016.

Note 10 — Stock-Based Compensation (continued)

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options, which requires the Company to make certain estimates and assumptions, with the weighted-average valuation assumptions for stock-based awards, as follows: weighted-average risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with the assumed expected option term; expected term of stock options represents the period of time stock options are expected to be outstanding, which for employees is the expected term derived using the simplified method and for non-employees is the contractual term; expected stock price volatility is based on historical stock price volatilities of similar entities within the Company’s industry over the period commensurate with the expected term of the stock option; and, expected dividend yield is based on annual dividends of $0.00 as the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

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

	Three Months Ended March 31,
	2018	2017
General and administrative expenses	$219,394	$242,452
Research and development expenses	51,892	30,228
Total	$271,286	$272,680

Included in general and administrative expenses for the three months ended March 31, 2017 is $51,389 of stock-based compensation expense resulting from the March 31, 2017 modifications to the stock option grant to the Company’s former CFO. Previously, on April 28, 2016, upon the closing of the Company’s IPO, the former CFO was granted 125,000 stock options at an exercise price of $5.00 per share. On March 31, 2017, the April 28, 2016 stock option agreement was amended, wherein the stock option grant continued to vest monthly in April, May, and June 2017, and the 48,611 vested stock options are exercisable until April 28, 2019, with the remaining 76,389 stock options forfeited effective March 31, 2017.

At March 31, 2018, total unrecognized stock-based compensation expense of $2,165,631 is expected to be recognized over the weighted average remaining requisite service period of 1.9 years. At December 31, 2017, total unrecognized stock-based compensation expense of $1,573,988 is expected to be recognized over the weighted average remaining requisite service period of 1.5 years.

Stock-based compensation expense recognized for stock options granted to employees and members of the board of directors during the three months ended March 31, 2018 and 2017, was based on a weighted average fair value of $1.23 per share and $1.55 per share, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Three Months Ended March 31,
	2018	2017
Risk free interest rate	2.0%	1.5%
Expected term of stock options (in years)	5.8	5.8
Expected stock price volatility	50%	50%
Expected dividend yield	0%	0%

Stock-based compensation expense recognized for stock options granted to non-employees during the three months ended March 31, 2018 and 2017, was based on a weighted average fair value of $2.59 per share and $4.23 per share, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions

	Three Months Ended March 31,
	2018	2017
Risk free interest rate	2.3%	2.3%
Expected term of stock options (in years)	8.2	9.4
Expected stock price volatility	60%	60%
Expected dividend yield	0%	0%

Note 11 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liabilities as of March 31, 2018 and December 31, 2017, are summarized in the fair value hierarchy table(1), as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using:
	Level-1	Level-2	Level-3
	Inputs	Inputs	Inputs	Total
March 31, 2018(2)
Series A Warrants derivative liability	$—	$—	$—	$—
Series A Convertible Preferred Stock conversion option derivative liability	—	—	—	—
Totals	$—	$—	$—	$—

December 31, 2017
Series A Warrants derivative liability	$—	$—	$761,123	$761,123
Series A Convertible Preferred Stock conversion option derivative liability	—	—	212,217	212,217
Totals	$—	$—	$973,340	$973,340

(1)	As noted above, as presented in the fair value hierarchy table, Level-1 represents quoted prices in active markets for identical items, Level-2 represents significant other observable inputs, and Level-3 represents significant unobservable inputs.

(2)	As of March 31, 2018, each of the Series A Warrants derivative liability and the Series A-1 Convertible Preferred Stock conversion option derivative liability were fully extinguished as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, upon the exchange of all shares of Series A Convertible Preferred Stock and Series A Warrants - as discussed herein below.

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

The Series A Warrant and the Series A Convertible Preferred Stock conversion option were each determined to be a derivative liability under FASB ASC 815, as the Series A Convertible Preferred Stock common stock exchange factor denominator and the Series A Warrant exercise price are each subject to potential adjustment resulting from future financing transactions, under certain conditions, along with certain other provisions which may result in required or potential full or partial cash settlement. The respective Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability are classified as a current liability in the unaudited condensed consolidated balance sheet, and each were initially measured at fair value at the time of issuance and are subsequently remeasured at fair value on a recurring basis at each reporting period date, with changes in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations.

The reconciliation of each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability for the periods noted are as follows:

		Series A
		Convertible
	Series A	Preferred Stock
Derivative Liability - March 31, 2018	Warrants	Conversion Option
Balance at December 31, 2017	$761,123	$212,217
Change in fair value	(246,561)	(64,913)
Series A and Series A-1 Exchange Offer - March 15, 2018	(514,562)	(147,304)
Balance at March 31, 2018	$—	$—

As of March 31, 2018, each of the Series A Warrants derivative liability and the Series A-1 Convertible Preferred Stock conversion option derivative liability were fully extinguished as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, upon all of the issued and outstanding shares of Series A Convertible Preferred Stock exchanged for Series B Convertible Preferred Stock and the Series A Warrants exchanged for Series Z Warrants - as discussed herein below.

Note 11 — Financial Instruments Fair Value Measurements (continued)

		Series A
		Convertible
	Series A	Preferred Stock
Derivative Liability - December 31, 2017	Warrants	Conversion Option
Balance at December 31, 2016	$—	$—
Initial fair value on dates of issuance	4,050,706	1,221,963
Change in fair value	(1,942,501)	(643,318)
Conversion of Series A Convertible Preferred Stock	—	(27,335)
Series A Exchange Offer - November 17, 2017	(1,347,082)	(339,093)
Balance at December 31, 2017	$761,123	$212,217

The number of Series A Warrants and shares of Series A Convertible Preferred Stock each issued and outstanding for the periods noted, is as follows:

		Series A
	Series A	Convertible
Issued and Outstanding - March 31, 2018	Warrants	Preferred Stock
Issued and outstanding as of December 31, 2017	268,001	249,667
Series A and Series A-1 Exchange Offer - March 15, 2018	(268,001)	(249,667)
Issued and outstanding as of March 31, 2018	—	—

As of March 31, 2018, there were no issued and outstanding Series A Warrants and shares of Series A Convertible Preferred Stock, nor Series A-1 Warrants and shares of Series A-1 Convertible Preferred Stock, as each were fully exchanged for shares Series B Convertible Preferred Stock and Series Z Warrants, respectively, on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer - as discussed herein below.

		Series A
	Series A	Convertible
Issued and Outstanding - December 31, 2017	Warrants	Preferred Stock
Issued and outstanding as of December 31, 2016	—	—
Issued in Series A Preferred Stock Units private placement	422,838	422,838
Conversion of Series A Convertible Preferred Stock	—	(18,334)
Series A Exchange Offer - November 17, 2017	(154,837)	(154,837)
Issued and outstanding as of December 31, 2017	268,001	249,667

Change in Fair Value

The change in estimated fair value, including fair value adjustments on the March 15, 2018 date of the Series A and Series A-1 Exchange Offer on March 15, 2018, during the three months ended March 31, 2018, resulted in the recognition of other expense of $96,480 and other income of $64,913, with corresponding increase in the Series A Warrants derivative liability and a decrease in the Series A Convertible Preferred Stock conversion option derivative liability, respectively.

The change in estimated fair value during the three months ended March 31, 2017, resulted in the recognition of other income of $786,397 and $224,065, with corresponding decrease in each of the Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability, respectively.

Note 11 — Financial Instruments Fair Value Measurements (continued)

Fair Value Assumptions - Derivative Liability - Series A Warrants and Series A Convertible Preferred Stock Conversion Option

The initial issue date and subsequent recurring reporting period date estimated fair value of each of the Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability, were estimated using a Monte Carlo simulation valuation model using the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs to take into account the probabilities of certain events occurring over their respective life, including, assumptions regarding the estimated volatility in the value of the Company’s common stock price and the likelihood and timing of future dilutive transactions, as applicable, using the following assumptions as of the dates indicated:

Fair Value Assumptions	March 15,	December 31,
Series A Warrants Derivative Liability	2018(1)	2017
Calculated aggregate fair value	$514,562	$761,123
Series A Warrants outstanding	268,001	268,001
Value of common stock	$1.70	$2.29
Exercise price per share - Series A Warrant	$6.61	$6.61
Exercise price per share - Series X Warrant	$6.00	$6.00
Expected term (years)	6.1	6.3
Volatility	59%	55%
Risk free rate	2.7%	2.2%
Dividend yield	0%	0%

Fair Value Assumptions
Series A Convertible Preferred Stock	March 15,	December 31
Conversion Option Derivative Liability	2018(1)	2017
Calculated aggregate fair value	$147,304	$212,217
Series A Convertible Preferred Stock shares	249,667	249,667
Value of common stock	$1.70	$2.29
Common stock exchange factor numerator	$6.00	$6.00
Common stock exchange factor denominator	$4.97	$4.97
Expected term (years)	6.1	6.3
Volatility	59%	55%
Risk-free interest rate	2.7%	2.2%
Dividend yield	0%	0%

(1)	As the Series A Warrants and shares of Series A Convertible Preferred Stock were each fully exchanged on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, March 15, 2018 was the date of the final estimated fair value of each of the Series A Warrant and the Series A Convertible Preferred Stock conversion option derivative liability. As noted above, as of March 31, 2018, each of the Series A Warrants and the Series A-1 Convertible Preferred Stock conversion option derivative liability were fully extinguished on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer - as discussed herein below.

Note 11 — Financial Instruments Fair Value Measurements (continued)

Fair Value Assumptions - Derivative Liability - Series A Warrants and Series A Convertible Preferred Stock Conversion Option (continued)

		Issue
		Dates’
		Aggregated
Fair Value Assumptions	March 31,	Weighted
Series A Warrants Derivative Liability	2017	Average
Calculated aggregate fair value	$3,264,309	$4,050,706
Series A Warrants outstanding	422,838	422,838
Value of common stock	$5.00	$5.73
Exercise price per share - Series A Warrant	$8.00	$8.00
Exercise price per share - Series X Warrant	$6.00	$6.00
Expected term (years)	7.1	7.2
Volatility	48%	47%
Risk free rate	2.2%	2.3%
Dividend yield	0%	0%

		Issue
		Dates’
Fair Value Assumptions		Aggregated
Series A Convertible Preferred Stock	March 31,	Weighted
Conversion Option Derivative Liability	2017	Average
Calculated aggregate fair value	$997,898	$1,221,963
Series A Convertible Preferred Stock shares	422,838	422,838
Value of common stock	$5.00	$5.73
Common stock exchange factor numerator	$6.00	$6.00
Common stock exchange factor denominator	$6.00	$6.00
Expected term (years)	7.1	7.2
Volatility	48%	47%
Risk-free interest rate	2.2%	2.3%
Dividend yield	0%	0%

Series A and Series A-1 Exchange Offer - Series B Convertible Preferred Stock and Series Z Warrants - March 15, 2018

The Series A and Series A-1 Exchange Offer, completed on March 15, 2018, was offered to and accepted by all holders of both the Series A Convertible Preferred Stock and Series A Warrants, and the Series A-1 Convertible Preferred Stock and Series A-1 Warrants, was as follows: one (1) share of Series A Convertible Preferred Stock exchanged for two (2) shares of Series B Convertible Preferred Stock, and one (1) Series A Warrant exchanged for five (5) Series Z Warrants; and one (1) share of Series A-1 Convertible Preferred Stock exchanged for 1.33 shares of Series B Convertible Preferred Stock, and one (1) Series A-1 Warrant exchanged for five (5) Series Z Warrants - referred to herein as the “Series A and Series A-1 Exchange Offer” and the “March 15, 2018 Exchange Date”.

On the March 15, 2018 Exchange Date: (i) a total of 975,568 shares of Series B Convertible Preferred Stock were issued upon the exchange of 249,667 shares of Series A Convertible Preferred Stock and 357,259 shares of Series A-1 Convertible Preferred Stock; and, (ii) a total of 2,739,190 Series Z Warrants were issued upon the exchange of 268,001 Series A Warrants and 279,837 Series A-1 Warrants. See Note 13, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants for a further discussion of the Series B Convertible Preferred Stock and the Series Z Warrant.

Consequently, as of March 31, 2018, there were no issued and outstanding shares of Series A Convertible Preferred Stock and Series A Warrants, nor shares of Series A-1 Convertible Preferred Stock and Series A-1 Warrants, as each were fully exchanged for shares of Series B Convertible Preferred Stock and Series Z Warrants, respectively, on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer. Additionally, each of the Series A Warrants and the Series A-1 Convertible Preferred Stock conversion option derivative liability were fully extinguished as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, upon the exchange of all shares of Series A Convertible Preferred Stock and Series A Warrants.

Note 11 — Financial Instruments Fair Value Measurements (continued)

Series A and Series A-1 Exchange Offer - March 15, 2018 -

Series B Convertible Preferred Stock Issued Upon Exchange of Series A Convertible Preferred Stock

Series Z Warrants Issued Upon Exchange Of Series A Warrants

The Series A and Series A-1 Exchange Offer resulted in the extinguishment of: 249,667 shares of Series A Convertible Preferred Stock along with the corresponding (bifurcated) conversion option derivative liability, and, 268,001 Series A Warrants, resulting from the issue upon exchange of: 499,334 shares of Series B Convertible Preferred Stock and 1,340,005 Series Z Warrants, each as discussed herein below.

Series A and Series A-1 Exchange Offer - March 15, 2018

Series B Convertible Preferred Stock Issued Upon Exchange of Series A Convertible Preferred Stock

The estimated fair value of the consideration given of $873,835 of the issued 499,334 shares of Series B Convertible Preferred Stock, as compared to the extinguishment of both the (temporary equity) carrying value of 249,667 shares of Series A Convertible Preferred Stock and the estimated fair value of the corresponding conversion option derivative liability of $147,304, resulted in an excess of $726,531 recognized as a deemed dividend charged to accumulated deficit on the March 15, 2018 Exchange Date, with such deemed dividend included as a component of net loss attributable to common stockholders, summarized as follows:

Series A
Series A-1
Deemed Dividend Charged to Accumulated Deficit	Exchange Offer
Series B Convertible Preferred Stock Issued	March 15, 2018
Series A Convertible Preferred Stock and Conversion Option Derivative Liability Extinguished	Exchange Date
Fair value - 499,334 shares of Series B Convertible Preferred Stock issued	$873,835
Less: fair value - Series A Convertible Preferred Stock conversion option derivative liability extinguished	147,304
Less: carrying value - 249,667 shares of Series A Convertible Preferred Stock exchanged	—
Deemed dividend charged to accumulated deficit	$726,531

The March 15, 2018 Exchange Date estimated fair value of $873,835 of the 499,334 shares of Series B Convertible Preferred Stock issued upon the exchange of 249,667 Series A Convertible Preferred Stock was computed using a combination of the present value of its cash flows using a synthetic credit rating analysis’ required rate of return and the Black-Scholes option pricing model, using the following assumptions:

Series A
Series A-1
Exchange Offer
Fair Value Assumptions	March 15, 2018
Series B Convertible Preferred Stock	Exchange Date
Aggregate fair value	$873,835
Series B Convertible Preferred Stock shares	499,334
Required rate of return	27.0%
Common stock conversion factor numerator	$3.00
Common stock conversion factor denominator	$3.00
Value of common stock	$1.70
Expected term (years)	6.1
Volatility	59%
Risk free rate	2.7%
Dividend yield	0%

The March 15, 2018 Exchange Date estimated fair value of $147,304 of the extinguished Series A Convertible Preferred Stock conversion option derivative liability was estimated using a Monte Carlo simulation valuation model, using the Company’s common stock price and certain other Level-3 inputs to take into account the probabilities of certain events occurring over their respective life, using the following assumptions.

Fair Value Assumptions	March 15, 2018
Series A Convertible Preferred Stock Conversion Option Derivative Liability	Exchange Date
Aggregate fair value	$147,304
Series A Convertible Preferred Stock shares	249,667
Value of common stock	$1.70
Common stock exchange factor numerator	$6.00
Common stock exchange factor denominator	$4.97
Expected term (years)	6.1
Volatility	59%
Risk-free interest rate	2.7%
Dividend yield	0%

Note 11 — Financial Instruments Fair Value Measurements (continued)

Series A and Series A-1 Exchange Offer - March 15, 2018

Series B Convertible Preferred Stock Issued Upon Exchange of Series A Convertible Preferred Stock (continued)

The Series A Convertible Preferred Stock is classified in temporary equity in the unaudited condensed consolidated balance sheet and has a carrying value of $0 resulting from the issuance date initial fair values of the Series A Warrant derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability being in excess of the Series A Preferred Stock Units private placement issuance gross proceeds, with such excess recognized as a current period loss in the unaudited condensed consolidated statement of operations. See Note 13, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the Series A Preferred Stock Units private placement and the Series A Convertible Preferred Stock.

Series A and Series A-1 Exchange Offer - March 15, 2018 -

Series Z Warrants Issued Upon Exchange of Series A Warrants

As noted above, the Series A Warrants derivative liability fair value was initially adjusted to the March 15, 2018 Exchange Date estimated fair value of $514,562, resulting in income of $246,561. The consideration given estimated fair value of $857,603 of the 1,340,005 Series Z Warrants issued upon the exchange of the 268,001 Series A Warrants, with a fair value of $514,562, resulted in an expense of $343,041, with a corresponding recognition of such amount in additional paid-in capital, as the Series Z Warrants are equity classified. Accordingly the net impact of the March 15, 2018 Series A Warrants fair value adjustment of $246,551 of income together with the $343,041 of expense from the issue of the Series Z Warrants, resulted in a net expense of $96,480 recognized in other income or expense in the unaudited condensed consolidated statement of operations. The carrying value of the Series Z Warrants are their March 15, 2018 Exchange Date estimated fair value of $857,603, comprised of the derecognition of the Series A Warrant derivate liability of $514,562, plus the $343,041 of the difference in estimated fair value of the Series Z Warrants issued as compared to the estimated fair value of the Series A Warrants derivative liability on the March 15, 2018 Exchange Date.

The March 15, 2018 Exchange Date estimated fair value of $857,603 of the 1,340,005 Series Z Warrants issued upon the exchange of 268,001 Series A Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumptions	March 15, 2018
Series Z Warrants issued upon exchange of Series A Warrants	Exchange Date
Aggregate fair value	$857,603
Series Z Warrants issued upon exchange of Series A Warrants	1,340,005
Exercise price per share - Series Z Warrant	$3.00
Value of common stock	$1.70
Expected term (years)	6.1
Volatility	59%
Risk free rate	2.7%
Dividend yield	0%

Note 11 — Financial Instruments Fair Value Measurements (continued)

Series A and Series A-1 Exchange Offer - March 15, 2018 -

Series B Convertible Preferred Stock Issued Upon Exchange of Series A-1 Convertible Preferred Stock

Series Z Warrants Issued Upon Exchange of Series A-1 Warrants

The Series A and Series A-1 Exchange Offer resulted in the extinguishment of: 357,259 shares of Series A-1 Convertible Preferred Stock and, 279,837 Series A-1 Warrants, resulting from the issue upon exchange of: 476,234 shares of Series B Convertible Preferred Stock and 1,399,185 Series Z Warrants, each as discussed herein below.

Series A and Series A-1 Exchange Offer - March 15, 2018

Series B Convertible Preferred Stock Issued Upon Exchange of Series A-1 Convertible Preferred Stock

The fair value of the consideration given of the issued 476,234 shares of Series B Convertible Preferred Stock was less than the carrying value of the equity-classified Series A-1 Convertible Preferred Stock, resulting in an increase to additional paid in capital of $199,241 on the March 15, 2018 Exchange Date, with such amount included as a component of net loss attributable to attributable to common stockholders, summarized as follows:

Series A
Series A-1
Series B Convertible Preferred Stock Issued	Exchange Offer
Series A-1 Convertible Preferred Stock Extinguished	March 15, 2018
Deemed Dividend Charged to Accumulated Deficit	Exchange Date
Fair value - 476,234 shares of Series B Convertible Preferred Stock issued	$833,410
Less: carrying value - 357,259 shares of Series A-1 Convertible Preferred Stock exchanged	1,032,650
Increase - additional paid-in capital	$199,241

The March 15, 2018 Exchange Date estimated fair value of $833,410 of the 476.234 shares of Series B Convertible Preferred Stock issued upon exchange of 357,259 shares of Series A-1 Convertible Preferred Stock was computed using a combination of the present value of its cash flows using a synthetic credit rating analysis required rate of return and the Black-Scholes option pricing model, using the following assumptions:

Series A
Series A-1
Exchange Offer
Fair Value Assumptions	March 15, 2018
Series B Convertible Preferred Stock - issued upon exchange of Series A-1 Convertible Preferred Stock	Exchange Date
Aggregate fair value	$833,410
Series B Convertible Preferred Stock shares	476,234
Required rate of return	27.0%
Common stock conversion factor numerator	$3.00
Common stock conversion factor denominator	$3.00
Value of common stock	$1.70
Expected term (years)	6.1
Volatility	59%
Risk free rate	2.7%
Dividend yield	0%

Note 11 — Financial Instruments Fair Value Measurements (continued)

Series A and Series A-1 Exchange Offer - March 15, 2018 (continued)

Series Z Warrants Issued Upon Exchange of Series A-1 Warrants

The difference in the March 15, 2018 Exchange Date estimated fair value of $895,478 of the 1,399,185 Series Z Warrants issued as compared to the $545,682 of the 279,837 Series A-1 Warrants exchanged, resulted in a modification expense of $349,796, included in other income (expense) in the unaudited condensed consolidated statement of operations, with a corresponding increase to additional paid in capital, as the Series Z Warrants are equity-classified, summarized as follows:

Series A
Series A-1
Exchange Offer
Series Z Warrants - issued issued upon exchange of Series A-1 Warrants	March 15, 2018
Series A-1 Warrants Exchange	Exchange Date
Fair value - 1,399,185 Series Z Warrants issued	$895,478
Less: fair value - 279,837 Series A-1 Warrants exchanged	545,682
Modification expense /increase to additional paid in capital	349,796
Carrying value - 279,837 Series A-1 Warrants exchanged - equity classified	1,879,532
Carrying Value Series Z Warrants issued upon exchange of Series A-1 Warrants	$2,229,328

The March 15, 2018 Exchange Date estimated fair value of $895,478 of the 1,399,185 Series Z Warrants issued upon the exchange of 279,837 Series A-1 Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumptions	March 15, 2018
Series Z Warrants - issued upon exchange of Series A-1 Warrants	Exchange Date
Aggregate fair value	$895,478
Series Z Warrants issued upon exchange of Series A-1 Warrants	1,399,185
Exercise price per share - Series Z Warrant	$3.00
Value of common stock	$1.70
Expected term (years)	6.1
Volatility	59%
Risk free rate	2.7%
Dividend yield	0%

The March 15, 2018 Exchange Date estimated fair value of $545,682 of the 279,837 Series A-1 Warrants exchanged for 1,399,185 Series Z Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumptions	March 15, 2018
Series A-1 Warrants - exchanged for Series Z Warrants	Exchange Date
Aggregate fair value	$545,682
Series A-1 Warrants exchanged for Series Z Warrants	279,837
Exercise price per share - Series A-1 Warrant	$6.67
Series W Warrants	1,399,185
Exercise price per share - Series W Warrant	5.00
Value of common stock	$1.70
Expected term (years)	3.9
Volatility	67%
Risk free rate	2.5%
Dividend yield	0%

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

Series A Exchange Offer - November 17, 2017

Series A-1 Convertible Preferred Stock Issued Upon Exchange of Series A Convertible Preferred Stock

The fair value of the consideration given in the form of the issue of 232,259 shares of Series A-1 Convertible Preferred Stock, with such fair value recognized as the carrying value of such issued shares of Series A-1 Convertible Preferred Stock, as compared to the extinguishment of both the carrying value of the Series A Convertible Preferred Stock and the fair value of the corresponding conversion option derivative liability, resulted in an excess of fair value of $504,007 recognized as a deemed dividend charged to accumulated deficit in the unaudited condensed consolidated balance sheet on the November 17, 2017 Exchange Date, with such deemed dividend included as a component of net loss attributable to attributable to common stockholders, summarized as follows:

Series A
Series A-1 Convertible Preferred Stock Issued	Exchange Offer
Series A Convertible Preferred Stock and Conversion Option Derivative Liability Extinguished	November 17, 2017
Deemed Dividend Charged to Accumulated Deficit	Exchange Date
Fair value - 232,259 shares of Series A-1 Convertible Preferred Stock issued	$843,100
Less: Fair value - Series A Convertible Preferred Stock conversion option derivative liability extinguished	339,093
Less: Carrying value - 154,837 shares of Series A Convertible Preferred Stock exchanged	—
Deemed dividend charged to accumulated deficit	$504,007

The November 17, 2017 Exchange Date estimated fair value of $843,100 of the 232,259 shares of Series A-1 Convertible Preferred Stock issued upon the exchange of 154,837 shares of Series A Convertible Preferred Stock was computed using a combination of the present value of its cash flows using a synthetic credit rating analysis required rate of return and the Black-Scholes option pricing model, using the following assumptions:

Fair Value Assumptions -	November 17, 2017
Series A-1 Convertible Preferred Stock issued upon exchange of Series A Convertible Preferred Stock	Exchange Date
Aggregate fair value	$843,100
Series A-1 Convertible Preferred Stock shares	232,259
Required rate of return	27.0%
Common stock conversion factor numerator	$4.00
Common stock conversion factor denominator	$4.00
Value of common stock	$4.33
Expected term (years)	6.45
Volatility	53%
Risk free rate	2.2%
Dividend yield	0%

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

Fair Value Assumptions -	November 17, 2017
Series A Convertible Preferred Stock Conversion Option Derivative Liability	Exchange Date
Aggregate fair value	$339,093
Series A Convertible Preferred Stock shares	154,837
Value of common stock	$4.33
Common stock exchange factor numerator	$6.00
Common stock exchange factor denominator	$4.97
Expected term (years)	6.45
Volatility	53%
Risk-free interest rate	2.2%
Dividend yield	0%

Note 11 — Financial Instruments Fair Value Measurements (continued)

Series A Exchange Offer - November 17, 2017 (continued)

Series A-1 Convertible Preferred Stock Issued Upon Exchange of Series A Convertible Preferred Stock (continued)

The Series A Convertible Preferred Stock is classified in temporary equity in the unaudited condensed consolidated balance sheet and has a carrying value of $0 resulting from the issuance date initial fair values of the Series A Warrant derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability being in excess of the Preferred Stock Units private placement issuance gross proceeds, with such excess recognized as a current period loss in the unaudited condensed consolidated statement of operations. See Note 13, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the Series A Preferred Stock Units private placement and the Series A Convertible Preferred Stock.

Series A Exchange Offer - November 17, 2017

Series A-1 Warrants Issued Upon Exchange of Series A Warrants

The 154,837 Series A Warrants derivative liability fair value was adjusted to the November 17, 2017 Exchange Date fair value of the consideration given in the form the 154,837 Series A-1 Warrants issued, with the resulting change in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations, immediately followed by the derecognition of the 154,837 Series A Warrants derivative liability and the recognition of additional paid-in capital of such amount in the unaudited condensed consolidated balance sheet, as the Series A-1 Warrants are equity classified.

The November 17, 2017 Exchange Date estimated fair value of $1,347,082 of the 154,837 Series A-1 Warrants issued upon exchange of the 154,837 Series A Warrants was computed using a Black-Scholes valuation model assuming the exchange of one Series A-1 Warrant for five Series W Warrants, using the following assumptions:

Fair Value Assumptions	November 17, 2017
Series A-1 Warrants - issued upon exchange of Series A Warrants	Exchange Date
Aggregate fair value	$1,347,082
Exercise price per share - Series W Warrant	$5.00
Value of common stock	$4.33
Expected term (years)	4.2
Volatility	57%
Risk free rate	2.0%
Dividend yield	0%

Conversion of Series A Convertible Preferred Stock

At the election of their respective holders, in November 2017, 8,334 shares of Series A Convertible Preferred Stock were converted into 10,021 shares of common stock, and in December 2017, 10,000 shares of Series A Convertible Preferred Stock were converted into 12,072 shares of common stock. The Series A Convertible Preferred Stock conversion option derivative liability fair value was adjusted as of each conversion date, with the resulting change in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations, upon which the corresponding Series A Convertible Preferred Stock conversion option derivative liability was derecognized, with a corresponding recognition of common stock par value and additional paid-in capital with respect to the shares of common stock of the Company issued, summarized as follows:

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

Note 11 — Financial Instruments Fair Value Measurements (continued)

Non-recurring Fair Value Measurements

In addition to the Series A and Series A-1 Exchange Offer and the Series A Exchange Offer discussed above, the other issue-date and /or date -of-occurrence non-recurring estimated fair values include: the Senior Secured Note and Series S Warrants issued in connection with the Note and Security Purchase Agreement between the Company and Scopia Holdings LLC; the Series A-1 Convertible Preferred Stock and Series A-1 Warrants issued in the Series A-1 Preferred Stock Units private placement; and, the Series A-1 Warrants modification resulting from the Series A-1 Amendment No. 1 - with each utilizing the Company’s common stock price along with certain Level 3 inputs, as discussed below, in the development of discounted cash flow analyses and /or Black-Scholes valuation models. Further information regarding these non-recurring estimated fair values are discussed in both: Note 12, Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants; and, Note 13, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants.

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

Note 12 — Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants

The Company and Scopia Holdings LLC (“Scopia or the Lender”) entered into a Note and Security Purchase Agreement, wherein the Company issued to Scopia and its designees, a Senior Secured Note with an initial principal amount of $5.0 million (“Senior Secured Note”), and 2,660,000 Series S Warrants to purchase a corresponding number of shares of common stock of the Company, upon Scopia delivering to the Company $4.8 million in net cash proceeds on July 3, 2017. The aggregate remaining unpaid principal balance of the Senior Secured Note, as discussed herein below, is due on June 30, 2019.

The Senior Secured Note bears interest at a fixed annual rate of 15.0%, with interest payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing December 30, 2017. The Company may elect, at its sole discretion, to defer payment of up to 50% of the semi-annual interest due, with the unpaid semi-annual interest payment added to the outstanding interest-bearing principal balance of the Senior Secured Note. In this regard, as of March 31, 2018 and December 31, 2017, the Senior Secured Note principal balance is $5,188,542, including $188,542 of unpaid interest added to the interest-bearing principal balance.

The Senior Secured Note and the Series S Warrants are freestanding financial instruments, as the Series S Warrants were immediately legally detachable from the Senior Secured Note and were immediately exercisable. The Series-S Warrants are classified as equity in the unaudited condensed consolidated balance sheet. See Note 13, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for further information with respect to the Series S Warrants.

The $4,842,577 of cash proceeds, which are net of the Lender’s issue costs, have been allocated to the Senior Secured Note and the Series S Warrants based on their respective relative fair value, as discussed below, resulting in an allocation of $1,408,125 to the Senior Secured Note and $3,434,452 to the Series S Warrants, with the resulting difference of $3,591,875 between the Senior Secured Note initial principal amount and the allocated amount accounted for as debt discount, amortized as interest expense over the term of the Senior Secured Note. The Senior Secured Note remaining unamortized debt discount is $2,938,541 as of March 31, 2018 and $3,244,274 as of December 31, 2017.

The Senior Secured Note interest expense recognized during the three months ended March 31, 2018 and 2017 totaled $500,304 and $0, respectively, including $194,570 with respect to the semi-annual 15.0% interest payment, and $305,734 with respect to the amortization of debt discount.

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

The Note and Security Purchase Agreement with Scopia contains various customary negative covenants of the Company including restrictions on the Company incurring any additional indebtedness or liens or declaring or paying any dividends, subject to certain exceptions provided for in the Note and Security Purchase Agreement with Scopia, while any amount under the Senior Secured Note remains outstanding. Additionally, the Note and Security Purchase Agreement with Scopia also contains certain affirmative covenants of the Company, including, among others:

●	If the PortIO™ Product obtains initial FDA 510(k) clearance, then, commencing four months after such FDA 510(k) clearance, the Company will use its reasonable best efforts to attempt to sell the PortIO™ Product on commercially reasonable terms for an amount not less than $10.0 million. If the net cash proceeds are $10.0 million or greater from such PortIO™ product sale, and there are no continuing obligations imposed on the Company, which would constitute an undue burden on the Company, resulting from such PortIO™ Product sale transaction, then the Senior Secured Note holders may request the Company to repay the then aggregate remaining unpaid principal balance of the Senior Secured Note. Notwithstanding, as the FDA has indicated the PortIO™ Product will be reviewed for approval and clearance under a regulatory pathway other than a 510(k) clearance, such Note and Securities Purchase Agreement provision is not operative;

●	As noted herein above, the Company’s CEO agreed to the payment of a reduced salary of $4,200 per month for the period July 1, 2017 through January 31, 2018, with such earned but unpaid salary to be paid to the CEO only upon the Senior Secured Note first being repaid-in-full. The earned but unpaid salary has been recognized as an accrued salary expense liability of $145,937 and $125,088 as of March 31, 2018 and December 31, 2017, respectively.

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

The Senior Secured Note had an estimated fair value of $4.7 million as of March 31, 2018 and $4.6 million as of December 31. 2017. The Senior Secured Note issue-date fair value of $4.1 million was estimated using a discounted cash flow analysis with a required rate of return of 25.5%, with such rate of return determined through a synthetic credit rating analysis involving a comparison of market yields on publicly-traded secured corporate debentures with characteristics similar to those of the Senior Secured Note. The Series S Warrants issue-date fair value of $10.0 million was estimated using a Black-Scholes valuation model using the following assumptions:

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

Note 13 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants

Preferred Stock

The Company is authorized to issue 20 million shares of its preferred stock, par value of $0.001 per share, with such designation, rights, and preferences as may be determined from time-to-time by the Company’s board of directors.

As of March 31, 2018, 975,568 shares of Series B Convertible Preferred Stock (classified in permanent equity) were issued and outstanding, as discussed below, and as of December 31, 2017, there were 249,667 shares of Series A Convertible Preferred Stock (classified in temporary equity), and 357,259 shares of Series A-1 Convertible Preferred Stock (classified in permanent equity), were each issued and outstanding.

Previously, a total of 422,838 shares of Series A Convertible Preferred Stock and 422,838 Series A Warrants were issued in the three months ended March 31, 2017 in the “Series A Preferred Stock Units private placement”; and, 125,000 shares of Series A-1 Convertible Preferred Stock and 125,000 Series A-1 Warrants were issued on August 4, 2017 in the “Series A-1 Preferred Stock Units private placement” - as each private placement transaction is discussed herein below.

On November 17, 2017 the “Series A Exchange Offer” was completed, with such exchange offer made to 28 holders and accepted by 13 holders of the Series A Convertible Preferred Stock and Series A Warrants, wherein: one share of Series A Convertible Preferred Stock was exchanged for 1.5 shares of Series A-1 Convertible Preferred Stock, and, one Series A Warrant for one Series A-1 Warrant - referred to herein as the “Series A Exchange Offer” and the “November 17, 2017 Exchange Date”. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the November 17, 2017 Series A Exchange Offer.

On the November 17, 2017 Exchange Date: (i) 232,259 shares of Series A-1 Convertible Preferred Stock were issued upon the exchange of 154,837 shares of Series A Convertible Preferred Stock, and 154,837 Series A-1 Warrants were issued upon the exchange of 154,837 Series A Warrants; and, separately, in November and December 2017, a total of 18,334 shares of Series A Convertible Preferred Stock were converted into a total of 22,093 shares of common stock - resulting in, as of December 31, 2017, 249,667 shares of Series A Convertible Preferred Stock (classified in temporary equity), and 357,259 shares of Series A-1 Convertible Preferred Stock (classified in permanent equity), and 268,001 Series A Warrants, and 279,837 Series A-1 Warrants - each issued and outstanding.

On March 15, 2018, the “Series A and Series A-1 Exchange Offer” was completed, with such exchange offer made to and accepted by all holders of both the Series A Convertible Preferred Stock and Series A Warrants, and the Series A-1 Convertible Preferred Stock and Series A-1 Warrants, wherein: one share of Series A Convertible Preferred Stock was exchanged for two shares of Series B Convertible Preferred Stock, and one Series A Warrant exchanged for five Series Z Warrants; and one share of Series A-1 Convertible Preferred Stock exchanged for 1.33 shares of Series B Convertible Preferred Stock, and one Series A-1 Warrant was exchanged for five Series Z Warrants - referred to herein as the “Series A and Series A-1 Exchange Offer” and the “March 15, 2018 Exchange Date”. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the March 15, 2018 Series A and Series A-1 Exchange Offer.

On the March 15, 2018 Exchange Date: (i) 975,568 shares of Series B Convertible Preferred Stock were issued upon the exchange of 249,667 shares of Series A Convertible Preferred Stock and 357,259 shares of Series A-1 Convertible Preferred Stock; and, (ii) 2,739,190 Series Z Warrants were issued upon the exchange of 268,001 Series A Warrants and 279,837 Series A-1 Warrants.

Consequently, as a result of the two exchange transactions and the conversions, as of March 31, 2018, there were no shares of Series A and Series A-1 Convertible Preferred Stock, nor Series A and Series A-1 Warrants, and, 975,568 shares of Series B Convertible Preferred Stock (classified in permanent equity) and 2,739,190 Series Z Warrants were issued and outstanding, each as discussed herein below.

Note 13 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Preferred Stock (continued)

Series B Convertible Preferred Stock

As discussed above, as of March 31, 2018, 975,568 shares of Series B Convertible Preferred Stock (classified in permanent equity) were issued and outstanding, upon being issued on the March 15, 2018 Exchange Date, as discussed herein above. The Series B Convertible Preferred Stock has a par value of $0.001 per share, no voting rights, a stated value of $3.00 per share, and is immediately convertible upon its issuance. At the holders’ election, a share of Series B Convertible Preferred Stock is convertible into a number of shares of common stock of the Company at a common stock conversion exchange factor equal to a numerator of $3.00 and a denominator of $3.00, with such denominator not subject to further adjustment, except for the effect of stock dividends, stock splits or similar events affecting the Company’s common stock. The Series B Convertible Preferred Stock shall not be redeemed for cash and under no circumstances shall the Company be required to net cash settle the Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is equity-classified and measured at its issue date estimated fair value on the March 15, 2018 Exchange Date. See Note 11, Financial Instruments Fair Value Measurements, for a discussion of the issue date estimated fair value of the Series B Convertible Preferred Stock.

The Series B Convertible Preferred Stock provides for dividends at a rate of 8% per annum based on the stated value of the Series B Convertible Preferred Stock, with such dividends compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s board of directors. The Series B Convertible Preferred Stock dividends from April 1, 2018 through October 1, 2021 are payable-in-kind (“PIK”) in additional shares of Series B Convertible Preferred Stock. The dividends may be settled after October 1, 2021, at the option of the Company, through any combination of the issuance of additional Series B Convertible Preferred Stock, shares of common stock, and /or cash payment. As of March 31, 2018, Series B Convertible Preferred Stock dividends totaling $254,400 (inclusive of $243,994 of aggregate dividends through the March 15, 2018 Exchange Date related to the previously held and exchanged Series A and Series A-1 Convertible Preferred Stock, with such amount transferred to the respective holders’ Series B Convertible Preferred Stock dividend balances) or a payment-in-kind of 84,820 shares of Series B Convertible Preferred Stock, were cumulatively earned, accumulated, and in arrears, as the Company’s board of directors had not declared such dividends payable, and, therefore, such dividends are not recognized as a dividend payable liability in the unaudited condensed consolidated balance sheet until declared by the Company’s board of directors. Notwithstanding, such dividends are included in the calculation of basic and diluted net loss attributable to common stockholders.

Series A Preferred Stock Units Private Placement

On January 26, 2017, the Company entered into a Securities Purchase Agreement, wherein an aggregate of $3,000,000 of Series A Preferred Stock Units may be issued at a price of $6.00 per unit in a private placement transaction (“Series A Preferred Stock Units private placement”). At the Series A Preferred Stock Units private placement initial closing on January 26, 2017, and at subsequent closings on January 31, 2017 and March 8, 2017, a total of 422,838 Series A Preferred Stock Units were issued for aggregate gross proceeds of approximately $2.5 million and net proceeds of approximately $2.2 million, after payment of placement agent fees and closing costs.

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

At the election of their respective holder, a share of Series A Convertible Preferred Stock was convertible into a number of shares of common stock of the Company at a prescribed common stock exchange factor, and, a Series A Warrant is exercisable for one share of common stock of the Company, or may be exchanged for four Series X Warrants, with each such Series X Warrant exercisable for one share of common stock of the Company - each as more fully described below.

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

Series A Convertible Preferred Stock

As of March 31, 2018 and December 31, 2017, there were zero and 249,667, respectively, shares of Series A Convertible Preferred Stock issued and outstanding, as discussed above, summarized for the periods noted as follows:

	Series A
	Convertible
	Preferred	Series A
	Stock	Warrants
Issued and outstanding as of December 31, 2017	249,667	268,001
Series A and Series A-1 Exchange Offer - March 15, 2018	(249,667)	(268,001)
Issued and outstanding as of March 31, 2018	—	—

	Series A
	Convertible
	Preferred	Series A
	Stock	Warrants
Issued and outstanding as of December 31, 2016	—	—
Issued in Series A Preferred Stock Units private placement	422,838	422,838
Series A Exchange Offer - November 17, 2017	(154,837)	(154,837)
Conversion of Series A Convertible Preferred Stock	(18,334)	—
Issued and outstanding as of December 31, 2017	249,667	268,001

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

Note 13 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Preferred Stock (continued)

Series A Convertible Preferred Stock (Continued)

The Series A Convertible Preferred Stock, classified in temporary equity in the unaudited condensed consolidated balance sheet, has a par value of $0.001 per share, no voting rights, a stated value of $6.00 per share, and became convertible on May 21, 2017 upon stockholder approval of the Series A Preferred Stock Units private placement, with such approval obtained in accordance with Nasdaq Stock Market Rule 5635(d). The Series A Convertible Preferred Stock has a carrying value of $0 resulting from the issuance date initial fair values of the Series A Warrant derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability being in excess of the Series A Preferred Stock Units private placement issuance gross proceeds, with such excess recognized as a current period loss in the unaudited condensed consolidated statement of operations, as discussed above.

At the holders’ election, a share of Series A Convertible Preferred Stock was convertible into a number of shares of common stock of the Company at a common stock conversion exchange factor equal to a numerator of $6.00 and a denominator currently set at $4.97, with such denominator subject to further adjustment by a prescribed formula should any subsequent issuances by the Company of common stock, or securities convertible into common stock, be at a price lower than such denominator immediately prior to such new issuance. Previously, at issuance, the Series A Convertible Preferred Stock common stock conversion exchange factor denominator was initially $6.00, and was subsequently adjusted to $5.00 upon the issuance of the Series S Warrants on July 3, 2017, then to $4.99 upon the issuance of the Series A-1 Preferred Stock Units on August 4, 2017, and then to $4.97 upon the issuance of Series A-1 Convertible Preferred Stock and Series A-1 Warrants on the November 17, 2017 Exchange Date of the Series A Exchange Offer.

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

The Series A Convertible Preferred Stock provided for dividends at a rate of 8% per annum based on the stated value of the Series A Convertible Preferred Stock, with such dividends compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s board of directors. The Series A Convertible Preferred Stock dividends from April 1, 2017 through April 1, 2021 were payable-in-kind (“PIK”) in additional shares of Series A Convertible Preferred Stock. Upon the closing of the Series A and Series A-1 Exchange Offer, cumulative aggregate Series A Convertible Preferred Stock dividends of $139,058 were transferred to the respective holders’ Series B Convertible Preferred Stock dividend balances, with such balance transferred inclusive of $26,487 earned for the period January 1, 2018 through the March 15, 2018 Exchange Date. As of March 31, 2017, $26,440 of Series A Convertible Preferred Stock dividends were earned. The Series A Convertible Preferred Stock dividends for each respective period were earned, accumulated, and in arrears, as the Company’s board of directors had not declared such dividends payable, and, therefore, such dividends are not recognized as a dividend payable liability in the unaudited condensed consolidated balance sheet until declared by the Company’s board of directors. Notwithstanding, the Series A Convertible Preferred Stock dividends for each of the period January 1, 2018 to March 15, 2018 and for the three months ended March 31, 2017, are included in the calculation of basic and diluted net loss attributable to common stockholders for each respective period.

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

Issue
Series A-1 Convertible Preferred Stock	Date
Allocated fair value	$189,550
Shares of Series A-1 Convertible Preferred Stock	125,000
Required rate of return	27.0%
Common stock conversion factor numerator	$4.00
Common stock conversion factor denominator	$4.00
Value of common stock	$2.98
Expected term (years)	6.74
Volatility	52%
Risk free rate	2.0%
Dividend yield	0%

Issue
Series A-1 Warrants	Date
Allocated fair value	$310,450
Exercise price per share - Series X Warrants	$6.00
Value of common stock	$2.98
Expected term (years)	6.74
Volatility	52%
Risk free rate	2.0%
Dividend yield	0%

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

Note 13 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Preferred Stock (continued)

Series A-1 Convertible Preferred Stock

As of March 31, 2018 and December 31, 2017, there were zero and 357,259, respectively, shares of Series A-1 Convertible Preferred Stock issued and outstanding, as discussed above, summarized for the periods noted as follows:

	Series A-1
	Convertible
	Preferred	Series A-1
	Stock	Warrants
Issued and outstanding as of December 31, 2017	357,259	279,837
Series A and Series A-1 Exchange Offer - March 15, 2018	(357,259)	(279,837)
Issued and outstanding as of March 31, 2018	—	—

	Series A-1
	Convertible
	Preferred	Series A-1
	Stock	Warrants
Issued and outstanding as of December 31, 2016	—	—
Issued in Series A Preferred Stock Units private placement	125,000	125,000
Series A Exchange Offer - November 17, 2017	232,259	154,837
Converted to shares of common stock	—	—
Issued and outstanding as of December 31, 2017	357,259	279,837

As the Series A-1 Convertible Preferred Stock and the Series A-1 Warrants were first issued in the Series A-1 Preferred Stock Units private placement on August 4, 2017, there were no comparable amounts for the prior year ended December 31, 2016.

The Series A-1 Convertible Preferred Stock was classified in permanent equity in the unaudited condensed consolidated balance sheet, had a par value of $0.001 per share, no voting rights, a stated value of $4.00 per share, and was immediately convertible upon its issuance.

At the holders’ election, a share of Series A Convertible Preferred Stock was convertible into one share of common stock of the Company at a common stock conversion exchange factor equal to a numerator of $4.00 and a denominator of $4.00, with such denominator not subject to further adjustment, except for the effect of stock dividends, stock splits or similar events affecting the Company’s common stock. The Series A-1 Convertible Preferred Stock shall not be redeemed for cash and under no circumstances shall the Company be required to net cash settle the Series A-1 Convertible Preferred Stock.

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

The Series A-1 Convertible Preferred Stock provided for dividends at a rate of 8% per annum on the stated value of the Series A-1 Convertible Preferred Stock, with such dividends compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s board of directors. The Series A-1 Convertible Preferred Stock dividends from October 1, 2017 through October 1, 2021 were payable-in-kind (“PIK”) in additional shares of Series A-1 Convertible Preferred Stock. Upon the closing of the Series A and Series A-1 Exchange Offer, cumulative aggregate Series A-1 Convertible Preferred Stock dividends of $104,936 were transferred to the respective holders’ Series B Convertible Preferred Stock dividend balances, with such balance transferred inclusive of $25,148 earned for the period January 1, 2018 through the March 15, 2018 Exchange Date. The were no Series A-1 Convertible Preferred Stock dividends earned as of March 31, 2017. The Series A-1 Convertible Preferred Stock dividends for each respective period were earned, accumulated, and in arrears, as the Company’s board of directors had not declared such dividends payable, and, therefore, such dividends are not recognized as a dividend payable liability in the unaudited condensed consolidated balance sheet until declared by the Company’s board of directors. Notwithstanding, the Series A-1 Convertible Preferred Stock dividends for each of the period January 1, 2018 to March 15, 2018 and for the three months ended March 31, 2017, are included in the calculation of basic and diluted net loss attributable to common stockholders for each respective period.

Note 13 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share.

As of March 31, 2018 and December 31, 2017, there were 17,509,654 and 14,551,234 shares of common stock issued and outstanding, respectively, summarized as follows:

Common
Stock
Issued and outstanding as of December 31, 2017	14,551,234
Issue - underwritten public offering	2,649,818
Exercises of Series W Warrants	34,345
Exercises of Series S Warrants	274,257
Issued and outstanding as of March 31, 2018	17,509,654

Issued and outstanding as of December 31, 2016(1)	13,330,811
Exercises of Series W Warrants	12,250
Exercises of Series S Warrants	1,186,080
Conversion of Series A Convertible Preferred Stock	22,093
Issued and outstanding as of December 31, 2017	14,551,234

(1)	Prior to the Company’s initial public offering (IPO), as discussed below, a total of 12,250,000 shares of common stock were issued and outstanding.

●	Under a registration statement on Form S-1 (File No. 333-203569) declared effective January 29, 2016, the Company’s initial public offering (IPO) was consummated on April 28, 2016, resulting in $4.2 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses, from the issuance of 1,060,000 units at an offering price of $5.00 per unit, with each such unit comprised of one share of common stock of the Company and one warrant to purchase a share of common stock of the Company, with such warrant referred to as a “Series W Warrant” - see below for a discussion of the Series W Warrant. The Company estimated the fair value of its common stock issued in the IPO using the guideline transaction method of the market approach and arrived at an estimated fair value of common stock of $3.50.

●	In January 2018, the Company conducted an underwritten public offering of shares of common stock of the Company pursuant to its previously filed and effective shelf registration statement on SEC Form S-3 (File No. 333-220549), declared effective October 6, 2017, along with a corresponding prospectus supplement dated January 19, 2018. On January 19, 2018, the Company entered into an underwriting agreement with Dawson James Securities, Inc., as sole underwriter, under which the company agreed to issue to the underwriter at $1.80 per share, 2,415,278 shares of common stock on a firm commitment basis and up to an additional 362,292 shares solely to cover underwriter over-allotments, if any, at the option of the underwriter, exercisable within 45 calendar days from January 19, 2018. The Company issued the 2,415,278 shares on January 23, 2018, and on January 25, 2018, issued 234,540 shares of common stock, under the underwriter’s over-allotment, resulting in cash proceeds, net of the underwriter’s discount of $4,388,099, before offering costs of $113,438.

●	On February 8, 2018, the Company issued at total 34,345 shares of common stock from the exercise of a corresponding number of Series W Warrants, at temporary exercise price of $2.00 per share, resulting in $68,690 of cash proceeds, before offering costs of $50,520. See herein below for a discussion of the “Series W Warrants Offer-to-Exercise”.

●	In March 2018, 274,257 shares of common stock were issued, resulting from a corresponding number of Series S Warrants exercised for $2,743 of cash proceeds. In October 2017, 532,000 shares of common stock were issued, resulting from a corresponding number of Series S Warrants exercised for $5,320 of cash proceeds; in November 2017, 122,080 shares of common stock were issued, resulting from the cashless exercise of 122,360 Series S Warrants; and, in November 2017, 532,000 shares of common stock were issued, resulting from a corresponding number of Series S Warrants exercised for $5,320 of cash proceeds.

●	In March and September 2017, 400 shares and 11,850 shares of common stock were issued, resulting from a corresponding number of Series W Warrants exercised for $2,000 and $59,250 of cash proceeds, respectively.

●	In November and December 2017, 10,021 and 12,072 shares of common stock were issued upon the conversion of 8,334 and 10,000 shares of Series A Convertible Preferred Stock, respectively.

Note 13 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Common Stock (continued)

●	The Company has filed a registration statement, and subsequent amendments, on Form S-1 (File No. 333-222581), related to the Company’s previously announced equity subscription rights offering, wherein, as currently proposed, the Company will distribute one equity subscription right for each issued and outstanding share of common stock of the Company as of a record date of May 21, 2018 (“Equity Subscription Rights Offering” or “Rights Offering”). As currently proposed, the Equity Subscription Rights Offering is to commence upon an effective registration statement. Further, as currently proposed, for a period of 30 days from their distribution date, the transferable equity subscription right may be exercised for $2.25 per unit to purchase a common stock unit comprised of one share of common stock of the Company and one Series Z Warrant. As currently proposed, the common stock unit will trade for up to 90 days, after which it will separate into its underlying components of one share of common stock of the Company and one Series Z Warrant. The Series Z Warrant may be exercised for one share of common stock of the Company at an exercise price of $3.00 per share until June 1, 2018, wherein, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2016, upon completion of the period-of-notice to the current Series Z Warrant holders, with each such exercise price not subject to further adjustment, except for further adjustment by the Company’s board of directors or the effect of stock dividends, stock splits or similar events affecting the common stock and will expire after the close of business on April 30, 2024. The Series Z Warrants are redeemable by the Company under certain conditions. See herein below for a further discussion of the Series Z Warrant.

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

Warrants

The following table summarizes outstanding warrants to purchase common stock at the dates indicated:

	Warrants Issued and Outstanding at
		Weighted		Weighted
		Average		Average
	March 31,	Exercise	December 31,	Exercise	Expiration
	2018	Price /Share	2017	Price	Date
Equity classified warrants
Series Z Warrants(1)	2,739,190	$3.00	—	$—	April 2024
Series W Warrants	10,533,500	$5.00	10,567,845	$5.00	January 2022
UPO - Series W Warrants	53,000	$5.00	53,000	$5.00	January 2022
Series S Warrants	1,199,383	$0.01	1,473,640	$0.01	June 2032
Series A-1 Warrants	—	$—	279,837	$6.67	April 2024

Liability classified warrants
Series A Warrants	—	$—	268,001	$6.61	April 2024

Total	14,525,073	$4.21	12,642,323	$4.49

(1)	Subsequently, on the April 5, 2018 close date of the “Series W Warrants Offer-to-Exchange”, as discussed herein above, a total of 5,075,849 Series Z Warrants were issued upon exchange of 10,151,682 Series W Warrants, resulting in a total of 7,815,039 Series Z Warrants issued and outstanding as of April 5, 2018; and, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2016, as discussed herein below.

Note 13 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Warrants (continued)

Series W Warrants

As discussed above, a total of 1,060,000 Series W Warrants were issued in the Company’s IPO, and on the April 28, 2016 IPO closing date, there were 9,560,295 remaining unexercised warrants previously issued in private placements before the IPO, with such warrants automatically converted into identical Series W Warrants issued in the IPO, and are therefore aggregated with the Series W Warrants issued in the IPO, and together are collectively referred to as “Series W Warrants”.

The Series W Warrants have an exercise price of $5.00 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock, and became exercisable on October 28, 2016 and expire on January 29, 2022, or earlier upon redemption by the Company, as discussed below.

On January 11, 2018, the Company filed with the SEC a Tender Offer Statement on Schedule TO offering Series W Warrants holders a temporary exercise price of $2.00 per share, with such offer having an expiry of February 8, 2018 (“Series W Warrants Offer-to-Exercise”). As of the February 8, 2018 expiry date, a total of 34,345 Series W Warrants were exercised at the temporary exercise of $2.00 per share, resulting in $68,690 of cash proceeds, before offering costs of $50,520.

Subsequently, on the April 5, 2018 close date of the “Series W Warrants Offer-to-Exchange”, a total of 5,075,849 Series Z Warrants were issued upon exchange of 10,151,682 Series W Warrants, resulting in a total of 7,815,039 Series Z Warrants and 381,818 Series W Warrants issued and outstanding as of April 5, 2018. Previously, on February 20, 2018, the Company filed with the SEC a Tender Offer Statement on Schedule TO offering to exchange two Series W Warrants for one Series Z Warrant, with such exchange offer having an April 2, 2018 expiration date (“Series W Warrants Offer-to-Exchange”). The Series Z Warrants issued upon exchange of the Series W Warrants are immediately exercisable upon issuance and expire after the close of business on April 30, 2024, and each may be exercised for one share of common stock of the Company at an exercise price of $3.00 per share until June 1, 2018, wherein, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2016, upon completion of the period-of-notice to the current Series Z Warrant holders, with each such exercise price not subject to further adjustment, except for further adjustment by the Company’s board of directors or the effect of stock dividends, stock splits or similar events affecting the common stock. The Series Z Warrants are redeemable by the Company under certain conditions. See herein below for a further discussion of the Series Z Warrant. See herein below for a further discussion of the Series Z Warrant.

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

Note 13 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Warrants (continued)

Series Z Warrants

There were 2,739,190 Series Z Warrants issued and outstanding as of March 31, 2018, which were initially issued-upon-exchange of Series A Warrants and Series A-1 Warrants in connection with the March 15, 2018 Series A and Series A-1 Exchange Offer discussed herein above. Subsequently, on the April 5, 2018 close date of the “Series W Warrants Offer-to-Exchange”, as discussed herein above, a total of 5,075,849 Series Z Warrants were issued upon exchange of 10,151,682 Series W Warrants, resulting in a total of 7,815,039 Series Z Warrants issued and outstanding as of April 5, 2018.

A Series Z Warrant may be exercised for one share of common stock of the Company at an exercise price of $3.00 per share until June 1, 2018, wherein, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2018, upon completion of the period-of-notice to the current Series Z Warrant holders, with each such exercise price not subject to further adjustment, except for further adjustment by the Company’s board of directors or the effect of stock dividends, stock splits or similar events affecting the common stock. The Series Z Warrants expire after the close of business on April 30, 2024, if not earlier redeemed by the Company, as discussed below.

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

The Series Z Warrants issued upon exchange of the Series W Warrants under the Series W Warrants Offer-to-Exchange, as discussed herein above, and the Series Z Warrants issued in the Series A and Series A-1 Exchange Offer, as discussed herein above, will be immediately exercisable upon issuance. As currently proposed, the Series Z Warrants to be issued in the Equity Subscription Rights Offering, as discussed herein above, will be exercisable either immediately if such Series Z Warrant is issued individually apart from the corresponding share of common stock of the Company or if issued as a unit along with a share of common stock of the Company, when such unit separate into its underlying components of one share of common stock of the Company and one Series Z Warrant, which, as currently proposed, is expected to be up to 90 days from the date of issuance of such unit.

Series S Warrants

Under the Note and Security Purchase Agreement with Scopia, the Company issued 2,660,000 Series S Warrants to Scopia and its designees, which were immediately exercisable upon issuance and each may be exercised for one share of common stock of the Company at an exercise price of $0.01 per share, with such exercise price not subject to further adjustment, except for the effect of stock dividends, stock splits or similar events affecting the common stock, and may be exercised for cash or on a cashless basis. Any Series S Warrants outstanding on the June 30, 2032 expiration date will be automatically exercised on a cashless basis.

As of March 31, 2018 and December 31, 2017, 1,199,383 and 1,473,640 Series S Warrants were issued and outstanding, respectively. In March 2018, a total of 274,257 Series S Warrants exercised for $2,743 of cash proceeds, resulting in the issue of a corresponding number of a shares of common stock of the Company. In each of October 2017 and November 2017, 532,000 (or a total of 1,064,000) Series S Warrants were exercised for total cash proceeds of $10,640, resulting in the issuance of a corresponding number of shares of common stock of the Company, and in November 2017, a total of 122,360 Series S Warrants were exercised on a cashless basis, resulting in the issuance of a total of 122,080 shares of common stock of the Company. Accordingly, at December 31, 2017, there were 1,473,640 Series S Warrants issued and outstanding.

The Senior Secured Note and the Series S Warrants are freestanding financial instruments, as the Series S Warrants were immediately legally detachable from the Senior Secured Note and were immediately exercisable. The Series-S Warrants are classified as equity in the unaudited condensed consolidated balance sheet. The Senior Secured Note net cash proceeds were allocated to the Senior Secured Note and the Series S Warrants based on their respective relative fair value, resulting in an allocation of $1,408,125 to the Senior Secured Note and $3,434,452 to the Series S-Warrants. See Note 12, Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants, for further information regarding the Note and Security Purchase Agreement with Scopia, including the non-recurring issue-date fair values of the Senior Secured Note and Series S Warrants.

The Company filed a registration statement on Form S-3 (File No. 333-221406), declared effective January 8, 2018, to register the issuance of a total of 2,810,654 shares of common stock of the Company, including 1,473,640 shares issuable, and 1,186,080 shares previously issued, upon the exercise of Series S Warrants; and, the registration of (i) the issuance of 150,934 shares of the Company’s common stock upon the exercise of 150,934 certain Series W Warrants issued prior to the Company’s IPO, but only in the event such certain Series W Warrants are publicly transferred pursuant to Rule 144 prior to their exercise, or (ii) the resale of such 150,934 shares of common stock, but only in the event such certain Series W Warrants are exercised prior to being publicly transferred pursuant to Rule 144.

Note 13 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Warrants (continued)

Series A-1 Warrants

As of March 31, 2018 and December 31, 2017, there were zero and 279,837 Series A-1 Warrants issued and outstanding, respectively. Previously, 125,000 Series A-1 Warrants were issued on August 4, 2017 in the “Series A-1 Preferred Stock Units private placement”, as discussed herein above. The November 17, 2017 Series A Exchange Offer, as discussed herein above, resulted in 154,837 Series A-1 Warrants issued upon exchange of 154,837 Series A Warrants. Accordingly, as of December 31, 2017, 279,837 Series A-1 Warrants were issued and outstanding. The March 15, 2018 Series A and Series A-1 Exchange Offer, as discussed herein above, resulted in 279,837 Series A-1 Warrants exchanged for the issue of 1,399,185 Series Z Warrants. Accordingly, as of March 31, 2018 there we no Series A-1 Warrants issued and outstanding. See herein above for further information regarding the Series Z Warrant. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the March 15, 2018 Series A and Series A-1 Exchange Offer and the November 17, 2017 Series A Exchange Offer.

The Series A-1 Warrants were immediately exercisable upon issuance and expire after the close of business on April 30, 2024, and each may be exercised for one share of common stock of the Company at an exercise price of $6.67 per share, with such exercise price not subject to further adjustment, except for the effect of stock dividends, stock splits or similar events affecting the common stock. Additionally, through April 30, 2024, each Series A-1 Warrant, at the option of the holder, may be exchanged into either five Series W Warrants of four Series X-1 Warrants. The Series W Warrants or Series X-1 Warrants issued upon the exchange of a Series A-1 Warrant are discussed below. No Series A-1 Warrants had been exchanged for Series W Warrants nor Series X-1 Warrants as of the Series A and Series A-1 Exchange Offer March 15, 2018 Exchange Date and December 31, 2017.

The Series A-1 Warrants were not subject to redemption, and under no circumstances will the Company be required to net cash settle the Series A-1 Warrants. The Series A-1 Warrants have been accounted for as equity-classified warrants, with an issue-date allocated fair value of $310,450, as discussed above. During the time the Series A-1 Warrants are outstanding, the holders will be entitled to participate in dividends or other distributions on a pro rata basis based upon the equivalent number of common shares that would have been outstanding had the warrants been fully exercised.

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

The Series A-1 Amendment No.1 modification to the Series A-1 Warrants’ exchange elections was accounted for under the analogous guidance of FASB ASC 718, wherein, the incremental fair value is measured as the difference between the fair value immediately after the modification as compared to the fair value immediately before the modification, with such incremental fair value, to the extent an increase, recognized as a modification expense. On the October 18, 2017 date of the Series A-1 Amendment No.1, the Company recognized a current period expense related to the Series A-1 Warrants’ modification of $222,000, with such expense included in other income (expense) in the unaudited condensed consolidated statement of operations, with a corresponding increase in additional paid-in capital in the unaudited condensed consolidated balance sheet, as the Series A-1 Warrants are equity classified. Such incremental fair value was estimated using a Black-Scholes valuation model, assuming the exchange of one Series A-1 Warrant for five Series W Warrants after the Series A-1 Warrant modification, as compared to an exchange of one Series A-1 Warrant for four Series X Warrants before such modification, using the following assumptions:

	Series A-1 Amendment No. 1
	Series A-1 Warrants Modification
	Fair Value - October 18, 2017
	Immediately	Immediately
	After	Before
	Modification	Modification
Aggregate fair value	$1,531,000	$1,309,000
Exercise price per share - Series W Warrant	$5.00	$—
Exercise price per share - Series X Warrant	$—	$6.00
Value of common stock per share	$5.40	$5.40
Expected term - years	4.3	6.5
Volatility	55%	52%
Risk free interest rate	1.9%	2.1%
Dividend yield	0%	0%

Note 13 — Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants (continued)

Warrants (continued)

Series A Warrants

As of March 31, 2018 and December 31, 2017, there were zero and 268,001 Series A-1 Warrants issued and outstanding, respectively. Previously, a total of 422,838 Series A Warrants were issued in the Series A Preferred Stock private placement, as discussed herein above. The November 17, 2017 Series A Exchange Offer, as discussed herein above, resulted in 154,837 Series A Warrants exchanged for the issue of 154,837 Series A-1 Warrants. Accordingly, as of December 31, 2017, 268,001 Series A Warrants were issued and outstanding. The March 15, 2018 Series A and Series A-1 Exchange Offer, as discussed herein above, resulted in 268,001 Series A Warrants exchanged for the issue of 1,340,005 Series Z Warrants. Accordingly, as of March 31, 2018 there were no Series A Warrants issued and outstanding. See herein above for further information regarding the Series Z Warrant. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the March 15, 2018 Series A and Series A-1 Exchange Offer and the November 17, 2017 Series A Exchange Offer. The Series A Warrants became exercisable on May 21, 2017 upon stockholder approval of the Series A Preferred Stock Units private placement, with such approval obtained in accordance with Nasdaq Stock Market Rule 5635(d), and expire after the close of business on April 30, 2024. The Series A Warrants are not subject to redemption.

The Series A Warrants may be exercised for one share of common stock at an exercise price of $6.61 per share. Previously, upon issuance, the Series A Warrant exercise was initially $8.00 per share. In this regard, the Series A Warrant exercise price was subject to further reduction by a prescribed formula on a weighted average basis in the event the Company issues common stock, options, or convertible securities at a price lower than the exercise price of Series A Warrants immediately prior to such securities issuance.

Additionally, through April 30, 2024, each Series A Warrant, at the election of the holder, may be exchanged for four Series X Warrants, with such warrants exercisable for one share of common stock at $6.00 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock. The Series X Warrants were exercisable commencing on the first trading day following October 31, 2018 and would have expired April 30, 2024.

As noted above, the Series A Warrants are accounted for as a derivative liability under FASB ASC 815, as, along with other provisions, the conversion price is subject to potential adjustment resulting from future financing transactions, under certain conditions. The Series A Warrant was classified as a current liability in the unaudited condensed consolidated balance sheet, initially measured at its issue-date fair value, with such fair value subsequently remeasured at each reporting period, with the resulting fair value adjustment recognized as other income or expense in the unaudited condensed consolidated statement of operations. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the fair value of the Series A Warrants derivative liability.

Note 14 —Loss Per Share

The following table sets forth basic and diluted net loss per share - as reported and net loss attributable to common stockholders per share for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Numerator
Net loss - as reported	$(2,825,369)	$(4,270,088)
Undeclared and accumulated dividends:
Series A Convertible Preferred Stock(1)	(26,487)	(26,440)
Series A-1 Convertible Preferred Stock(1)	(25,148)	—
Series B Convertible Preferred Stock (1)	(10,406)	—

Deemed dividend - Series B Convertible Preferred Stock issued upon exchange of Series A Convertible Preferred Stock in the Series A and Series A-1 Exchange Offer	(726,531)	—

Series B Convertible Preferred Stock issued upon exchange of Series A-1 Convertible Preferred Stock in the Series A and Series A-1 Exchange Offer	199,241	—

Net loss attributable to common stockholders $	(3,414,700)	$(4,296,528)

Denominator
Weighted-average common shares outstanding basic and diluted(2)	16,544,221	13,330,891

Loss per share(3)
Basic and diluted
- Net loss - as reported $	(0.17)	$(0.32)
- Net loss attributable to common stockholders $	(0.21)	$(0.32)

(1)	The dividends for each of the Series A, A-1, and B Convertible Preferred Stock for each of the respective periods presented were earned, accumulated, and in arrears, as the Company’s board of directors had not declared such dividends payable, and, therefore, such dividends are not recognized as a dividend payable liability in the unaudited condensed consolidated balance sheet until declared by the Company’s board of directors. Notwithstanding, such dividends for each of the period January 1, 2018 to March 15, 2018 for the Series A and Series A-1 Convertible Preferred Stock, March 16, 2018 to March 31, 2018 for the Series B Convertible Preferred Stock, and the three months ended March 31, 2017 for the Series A Convertible Preferred Stock, are included in the calculation of basic and diluted net loss attributable to common stockholders for each respective period. See Note 13, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the dividends for each of the respective series of convertible preferred stock.

(2)	Basic weighted-average number of shares of common stock outstanding for the period excludes incremental shares resulting from common stock equivalents, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of common stock equivalent incremental shares would be anti-dilutive.

(3)	Prior to the March 15, 2018 Series A and Series A Exchange Offer, holders of the Series A Warrants and the Series A-1 Warrants previously had the same rights to receive dividends as the holders of common stock. As such, the Series A Warrants and Series A-1 Warrants are considered participating securities under the two-class method of calculating net loss per share. The Company has incurred net losses to-date, and as the holders of the Series A Warrants and the Series A-1 Warrants are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

Note 14 —Loss Per Share (continued)

The following common stock equivalents have been excluded from the computation of diluted weighted average shares outstanding as their inclusion would be anti-dilutive:

	March 31,
	2018	2017
Stock Options	3,007,032	1,831,924
Unit purchase options as to shares of common stock	53,000	53,000
Unit purchase options as to shares underlying Series W Warrants	53,000	53,000
Series W Warrants(4)	10,533,500	10,579,695
Series Z Warrants(4)	2,739,190	—
Series S Warrants	1,199,383	—
Series B Convertible Preferred Stock(5)	—	—
Series A Convertible Preferred Stock(6)	—	—
Series A Warrants(6)	—	—
Series A-1 Convertible Preferred Stock(7)	—	—
Series A-1 Warrants(7)	—	—
Total	17,585,105	12,517,619

(4)	There were 2,739,190 Series Z Warrants issued and outstanding as of March 31, 2018, which were initially issued-upon-exchange of Series A Warrants and Series A-1 Warrants in connection with the March 15, 2018 Series A and Series A-1 Exchange Offer. Subsequently, on the April 5, 2018 close date of the “Series W Warrants Offer-to-Exchange”, a total of 5,075,849 Series Z Warrants were issued upon exchange of 10,151,682 Series W Warrants, resulting in a total of 7,815,039 Series Z Warrants and 381,818 Series W Warrants issued and outstanding as of April 5, 2018. There were no Series Z Warrants issued and outstanding as of March 31, 2017. See Note 13, Series A-1 Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the Series Z Warrants and the Series W Warrants.

(5)	The 975,568 shares of Series B Convertible Preferred Stock issued and outstanding at March 31, 2018, if converted at the election of the holder, would result in a corresponding number of additional outstanding shares of common stock of the Company. See Note 13, Series A-1 Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the Series B Convertible Preferred Stock common stock conversion election.

(6)	As of March 31, 2018, there were no shares of Series A Convertible Preferred Stock or Series A Warrants issued and outstanding. As of March 31, 2017, the 422,838 shares of Series A Convertible Preferred Stock and Series A Warrants issued and outstanding were not convertible into or exercisable for, common stock, as such conversion and /or exercise was not permitted prior to the May 21, 2017 stockholder approval of the Series A Preferred Stock Units private placement under Nasdaq Stock Market Rule 5635(d). As such, they are not counted as common stock equivalents for purposes of determining diluted weighted average shares outstanding. See Note 13, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the Series A Convertible Preferred Stock.

(7)	As of March 31, 2018 and 2017, there were no shares of Series A-1 Convertible Preferred Stock or Series A-1 Warrants issued and outstanding. In this regard, with respect to March 31, 2018, the Series A-1 Convertible Preferred Stock and Series A-1 Warrants were each exchanged in the March 15, 2018 Series A and Series A-1 Exchange Offer and with respect to March 31, 2017, the Series A-1 Convertible Preferred Stock and Series A-1 Warrants were first issued in the Series A-1 Preferred Stock Units private placement on August 4, 2017.

Note 15 — Subsequent Events

Lucid Diagnostics Inc., Case Western Reserve University, EsoCheck™ License Agreement

Lucid Diagnostics Inc. (the “Lucid Diagnostics”), a majority-owned subsidiary of the Company, was formed on May 8, 2018. On May 12, 2018, Lucid Diagnostics entered into a patent license agreement with Case Western Reserve University (“CWRU”) for the exclusive worldwide license of the intellectual property rights for both the balloon sampling device and DNA biomarkers for the proprietary “EsoCheck™ Technology” (“EsoCheck™), referred to herein as the “EsoCheck™ License Agreement”.

Under the EsoCheck™ License Agreement, CWRU is entitled to a noncash license fee in the form of equity in Lucid Diagnostics, along with royalty payments based on future net sales, if any, of the EsoCheck™ product, and a specified portion of any other proceeds. Lucid Diagnostics will also be required to pay a minimum annual royalty commencing the year after the first commercial sale of EsoCheck™, with the minimum amount rising based on net sales of the product. The agreement is subject to certain regulatory and commercialization milestones, with a payment due from Lucid Diagnostics to CWRU upon the achievement of certain of such milestones.

Under the EsoCheck™ License Agreement, Lucid Diagnostics will reimburse CWRU for its accumulated costs incurred to develop its patents related to the intellectual property of the EsoCheck™ technology, which at closing are estimated to be approximately $273,000, with $50,000 of such estimated total cost paid at closing, and the remaining balance to be paid on a quarterly basis, subject to certain financing conditions. The Company has agreed to provide the funding to Lucid Diagnostics for the payment of the the $50,000 to CWRU, with such amount to be repaid by Lucid Diagnostics to the Company at the time of Lucid Diagnostics initial capital raise from independent investors. The License Agreement also provides, in the event Lucid fails to achieve certain milestones, CWRU shall have the right, in its sole discretion, to require the Company to transfer to CWRU a percentage of the shares of Lucid Diagnostics common stock then held by the Company (varying, up to 100%, depending on the milestone) in accordance with the shareholders agreement.

The EsoCheck™ License Agreement terminates upon the expiration of certain related patents, or on May 12, 2038 in countries where no such patents exist, or upon expiration of any exclusive marketing rights granted by the FDA or other U.S. government agency, whichever comes later.

In connection with the EsoCheck™ License Agreement, Lucid Diagnostics, the Company, CWRU and the physician inventors entered into a shareholders agreement, which includes, transfer restrictions, rights of co-sale, drag-along rights, voting provisions, and other rights and obligations of the shareholders with respect to their shares of Lucid Diagnostics common stock.

The physician inventors each signed consulting agreements with Lucid Diagnostics to continue to support the development of the EsoCheck™ technology. Furthermore, each of the physician inventors will receive options to purchase 100,000 shares of Lucid Diagnostics common stock at $0.50 per share, as well as options to purchase 25,000 shares of Company common stock at $1.59 per share, each such option to vest quarterly over three years.

Lucid Diagnostics will operate as a separate entity, raise its own capital, and recruit a separate management team when deemed appropriate. Upon closing of the EsoCheck™ License Agreement, Lucid Diagnostics issued a total of 10,000,000 shares of common stock of Lucid Diagnostics, including 8,187,499 shares to the Company, and the balance to CWRU and the three individual physician inventors of the EsoCheck™ Technology.

The initial board of directors for Lucid Diagnostics will consist of four people including Lishan Aklog, M.D., Chairman of the Board and CEO of PAVmed Inc., Dennis M. McGrath, Executive Vice President and CFO of PAVmed Inc., James L. Cox, M.D., a member of the PAVmed Inc. board of directors, and Sanford Markowitz, M.D., of the physician inventors of the EsoCheck™ technology.

The Company and Lucid Diagnostics entered into a management services agreement, which provides for Lucid Diagnostics to compensate the Company in exchange for providing certain management and administrative services to Lucid Diagnostics.

Pursuant to the provisions of the Scopia Agreement, the Company is prohibited from issuing the Call Option, as described above and from creating a subsidiary who is not a guarantor under the guaranty. Accordingly, the Company obtained a waiver from Scopia to waive compliance solely with respect to the Call Option and Subsidiary guaranty and further limits the Company’s investment in Lucid to $100,000, whether in the form of loans, advances or capital contributions in cash or any other form of consideration.

Other Matters

Except as otherwise noted herein, the Company has evaluated subsequent events through the date of filing of this Quarterly Report on Form 10-Q, and determined there to be no further events requiring adjustments to the unaudited condensed consolidated financial statements and /or disclosures therein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Forward-looking statements

This Quarterly Report on Form 10-Q, including the following discussion and analyses of our consolidated financial condition and results of operations, contains forward-looking statements. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, as well as “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2017, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

We may not actually achieve the plans, intentions, and /or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. You should refer to the “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward looking statements. Our forward-looking statements do not reflect the potential impact of any future financings, acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2017, and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2017, completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law

Overview

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

Since our inception in June 2014, we have financed our operations principally through issuances of common stock, preferred stock, warrants, and debt. Prior to our April 2016 IPO, we raised approximately $2.1 million of net cash proceeds from private offerings of our common stock and warrants. Our April 28, 2016 IPO resulted in approximately $4.2 million of net cash proceeds. During 2017, we have raised a total of approximately $7.5 million of net cash proceeds from: a Note and Security Purchase Agreement with Scopia Holdings LLC, (“Scopia” or the “Lender”) including the issuance of a $5.0 million Senior Secured Note and Series S Warrants; the Series A-1 Preferred Stock Units private placement; and the Series A Preferred Stock Units private placement. In January 2018, the Company raised $4.3 million of net cash proceeds in an underwritten public offering of shares of common stock of the Company, pursuant to its previously filed effective shelf registration statement on SEC Form S-3 (File No. 333-220549).

The following is a brief overview of the products currently in our pipeline, including our lead products of CarpX™, PortIO™, and DisappEAR™ together with our recent addition, EsoCheck™. These products are all in various phases of development and have not yet received regulatory approval. Among other things:

●	We have filed final nonprovisional patent applications for PortIO™ and CarpX™, and entered into a licensing agreement with a group of academic centers securing the worldwide rights in perpetuity to a family of patents and patent applications underlying our DisappEAR™ product. In addition, as discussed herein below, on May 12, 2018, Lucid Diagnostics, Inc. (“Lucid Diagnostics”, a majority-owned subsidiary of the Company) entered into a worldwide license agreement with Case Western Reserve University (“CWRU”) for the rights to EsoCheck™, a cell-sampling device with highly accurate DNA biomarkers to detect Barrett’s Esophagus, the primary precursor to esophageal cancer.

●	We have advanced, in partnership with our design and contract manufacturing partners, our CarpX™ product from concept to working prototypes, completed successful benchtop and cadaver testing confirming the device consistently cuts the transverse carpal ligament, as well as commercial design and development, and performed pre-submission verification and validation testing. On November 27, 2017 we filed a 510(k) premarket notification submission with the Federal Food and Drug Administration (“FDA”) for CarpX™ using a commercially available carpel tunnel release device as a predicate. We have received promising initial feedback from the FDA and are working to provide additional non-clinical support for our application. In addition, we are preparing to submit for CE Mark clearance in Europe and have been approved for a first-in-man clinical series outside of the United States. We are exploring commercialization strategies in the United States and commercialization partnerships worldwide.

●	As noted above, our majority-owned subsidiary, Lucid Diagnostics licensed from CWRU the worldwide rights to EsoCheck™, a cell-sampling device with highly accurate DNA biomarkers to detect Barrett’s Esophagus, the primary precursor to esophageal cancer. In a five-minute office-based test, the patient swallows a vitamin pill-sized capsule containing a small inflatable balloon attached to a thin catheter, which swabs the target area for cells as the catheter is withdrawn. The sample is then tested for the presence of DNA biomarkers recently shown to be highly accurate in detecting Barrett’s Esophagus. The incidence of esophageal adenocarcinoma (EAC), the most common cancer of the esophagus (the pipe through which food passes to the stomach), has quadrupled over the past 30 years. Its prognosis, however, remains dismal, with less than 20% of patients surviving five years.

The primary cause of EAC cancer is Gastroesophageal Reflux Disease (GERD), commonly known as chronic heartburn or acid reflux. GERD, where stomach acid refluxes into the esophagus, affects 20-40% of Western adult populations, according to published epidemiological data. The repeated exposure of the esophagus to acid can lead to pre-cancerous changes in its lining, called Barrett’s Esophagus. Nearly all patients diagnosed with EAC cancer have evidence of previously undetected Barrett’s Esophagus. If detected before EAC cancer develops, Barrett’s Esophagus can be successfully treated, usually with non-surgical approaches. Heartburn symptoms, commonly seen in patients with acid reflux with or without Barrett’s, can easily be treated by over-the counter medications, while endoscopy, the standard diagnostic test, is expensive, invasive and requires sedation. As a result, wide screening for Barrett’s is not practical or cost-effective. We developed EsoCheck™ to provide the estimated 50 million at-risk patients a non-invasive, less costly test to detect Barrett’s and treat it before it turns deadly.

Overview (continued)

●	We have advanced, in partnership with our design and contract manufacturing partners, our PortIO™ product from concept to working prototypes, benchtop, animal, and cadaver testing, commercial design and development, verification and validation testing, and an initial submission to the FDA for 510(k) market clearance for use in patients requiring 24-hour emergency type vascular access. After further discussion with the FDA, we have decided to pursue a broader clearance for use in patients with a need for vascular access up to seven days under section 513(f)2 of the Federal Food, Drug and Cosmetic Act, also referred to as de novo classification. We have filed a de novo pre-submission package with the FDA, which was followed by an in-person meeting on January 9, 2018 to discuss the risk assessment and proposed mitigation for the de novo application. Based on FDA recommendations, we will initiate a seven-day animal study, having successfully completed a pilot animal study which showed excellent function of the device over the seven-day implant period and on explant. In anticipation of having to follow-up the animal study with a human clinical safety trial, we have accelerated our strategic partnership efforts to include the pre-clearance phase.

●	We have advanced, in partnership with our design and contract manufacturing partners and our academic partners at Tufts University and Harvard Medical School, our DisappEAR™ product. Our efforts have focused on sourcing commercially ready aqueous silk and optimizing manufacturing processes consistent with the necessary cost of good for the commercial product.

●	Although we have focused the majority of our resources on our lead products, we have additional products in our pipeline which are currently in different stages of development. We have completed initial design work on the first product in the NextCath™ product line, completed head-to-head testing of retention forces, comparing our working prototype to several competing products, which has validated our approach and advanced the commercial design and development process focusing on optimizing the self-anchoring helical portion as well as cost of materials and manufacturing processes.

●	We have advanced the design and development of the NextFlo™ device, including a redesign which dramatically simplifies the product, lowers the projected cost of goods and expands its application to routine inpatient infusion sets. We have completed benchtop testing of a working prototype demonstrating constant flows across the range of pressures encountered in clinical situations. We will be able to quickly move NextCath™ and NextFlo™ into the commercial and regulatory pathway when resources become available.

●	We are evaluating which initial applications for our Caldus™ disposable tissue ablation technology to pursue from a clinical and commercial point-of-view and will reinitiate development activity on this product once resources are available.

●	We remain actively engaged with our full-service regulatory consulting partner who is working closely with our contract design, engineering and manufacturing partners as our products advance towards regulatory submission, clearance, and commercialization.

●	We are evaluating a number of product opportunities and intellectual property covering a spectrum of clinical conditions, which have been presented to us by clinician innovators and academic medical centers, for consideration of a partnership to develop and commercialize these products; we are also exploring opportunities to partner with larger medical device companies to commercialize our lead products as they move towards regulatory clearance and commercialization; we are evaluating strategic merger and acquisition opportunities which synergize with our growth strategy.

●	We are exploring other opportunities to grow our business and enhance shareholder value through the acquisition of pre-commercial or commercial stage products and /or companies with potential strategic corporate and commercial synergies.

We have proprietary rights to the trademarks used herein, including, among others, PAVmed™, PortIO™, Caldus, CarpX™, DisappEAR™, NextCath™, NextFlo™, and “Innovating at the Speed of Life” ™, among others. Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of ™ and /or “®”, however, the absence of such marks is not intended to indicate, in any way, we will not assert, to the fullest extent possible under applicable law, our rights or the rights to such trademarks and trade names.

Recent Developments

Lucid Diagnostics Inc., Case Western Reserve University, EsoCheck™ License Agreement

License Agreement - EsoCheck™

On May 8, 2018, PAVmed filed with the State of Delaware a certificate of incorporation for Lucid Diagnostics, Inc. (“Lucid Diagnostics” or “Lucid”) intending it to become a majority owned subsidiary concurrent with the closing date of the acquisition of a license agreement from Case Western Reserve University involving its EsoCheck™ technology. On May 12, 2018, Lucid Diagnostics, Inc. executed the definitive license agreement with Case Western Reserve University (or “CWRU”).

EsoCheck™ combines a non-invasive, cell-sampling device with highly accurate DNA biomarkers to detect Barrett’s Esophagus, the primary precursor of esophageal cancer. In a five-minute office-based test, the patient swallows a vitamin pill-sized capsule containing a small inflatable balloon attached to a thin catheter, which swabs the target area for cells as the catheter is withdrawn. The sample is then tested for the presence of DNA biomarkers recently shown to be highly accurate in detecting Barrett’s Esophagus. The incidence of esophageal adenocarcinoma (EAC), the most common cancer of the esophagus (the pipe through which food passes to the stomach), has quadrupled over the past 30 years. Its prognosis, however, remains dismal, with less than 20% of patients surviving five years. The primary cause of EAC cancer is Gastroesophageal Reflux Disease (GERD), commonly known as chronic heartburn or acid reflux. GERD, where stomach acid refluxes into the esophagus, affects 20-40% of Western adult populations, according to published epidemiological data. The repeated exposure of the esophagus to acid can lead to pre-cancerous changes in its lining, called Barrett’s Esophagus. Nearly all patients diagnosed with EAC cancer have evidence of previously undetected Barrett’s Esophagus. If detected before EAC cancer develops, Barrett’s Esophagus can be successfully treated, usually with non-surgical approaches. Heartburn symptoms, commonly seen in patients with acid reflux with or without Barrett’s, can easily be treated by over-the counter medications, while endoscopy, the standard diagnostic test, is expensive, invasive and requires sedation. As a result, wide screening for Barrett’s is not practical or cost-effective. EsoCheck™ was developed to provide the estimated 50 million at-risk patients a non-invasive, less costly test to detect Barrett’s and treat it before it turns deadly.

EsoCheck™ Technology:

The EsoCheck™ kit includes a sampling device consisting of a vitamin pill-sized, silicone-covered capsule containing a small deflated balloon attached to a thin silicone catheter. The patient swallows the capsule and, once it reaches the stomach, the balloon is inflated with air. As the balloon is pulled back, it swabs the lower esophagus for cells. After a specified distance, the balloon is deflated so, in contrast to other esophageal sampling devices, the sample of cells is protected from dilution or contamination as it passes back through the upper esophagus and mouth.

DNA is extracted from the cells and tested for a panel of DNA biomarkers developed by the laboratory of EsoCheck™ co-inventor Sanford Markowitz, MD, PhD, the Ingalls Professor of Cancer Genetics medical oncologist at University Hospitals Seidman Cancer Center, NCI Outstanding Investigator Awardee, and head of the NIH-Case GI Cancers Program of Research Excellence (GI SPORE) and GI cancer genetics program at the Case Comprehensive Cancer Center.

The Science Translational Medicine paper showed that DNA methylation of the VIM and CCNA1 genes is diagnostic of Barrett’s Esophagus and that EsoCheck™, which combines the proprietary balloon sampling device with these biomarkers, was over 90% accurate at identifying patients without Barrett’s Esophagus. The third EsoCheck™ co-inventor, Joseph Willis, MD, professor of pathology and pathology vice-chair for clinical affairs, at University Hospitals Cleveland Medical Center, is leading an ongoing NIH-supported effort to create a CLIA-certified VIM/CCNA1 DNA methylation test suitable for commercialization.

Terms of the License Agreement:

Under the terms of the definitive license agreement, Lucid Diagnostics, Inc, a majority owned subsidiary of PAVmed acquired an exclusive worldwide license of the intellectual property rights for both the balloon sampling device and DNA biomarkers of EsoCheck™. In return, Case Western Reserve received a non-cash license fee in the form of a minority equity interest in Lucid Diagnostics, with PAVmed retaining a super-majority equity interest. The agreement is subject to certain regulatory and commercialization milestones, with the university receiving royalties based on revenue and a specified portion of any additional proceeds. The subsidiary will operate as a separate entity, raise its own capital and recruit a separate management team when deemed appropriate.

In connection with the License Agreement, Lucid, the Company, CWRU and the physician inventors entered into a shareholders agreement. The shareholders agreement includes transfer restrictions, rights of co-sale, drag-along rights, voting provisions and other rights and obligations of the shareholders with respect to their shares of Lucid common stock. The License Agreement also provides that, in the event Lucid fails to achieve certain milestones, CWRU shall have the right, in its sole discretion, to require the Company to transfer to CWRU a percentage of the shares of Lucid common stock then held by the Company (varying, up to 100%, depending on the milestone) in accordance with the shareholders agreement.

Recent Developments (continued)

The total number of shares of all classes of capital stock which Lucid Diagnostics, Inc. shall have authority to issue is 70,000,000 of which 50,000,000 shares shall be Common Stock, par value of $0.001 per share, and 20,000,000 shares shall be Preferred Stock, par value of $0.001 per share. Upon closing of the license, 10,000,000 common shares were issued to the founders including 8,187,499 shares of common stock to its parent company, PAVmed, Inc. and 1,812,501 shares of common stock issued to Case Western and the individual primary physician inventors. In addition, the primary physician inventors signed consulting agreements with Lucid Diagnostics to continue to support the development of the technology. In addition, each of the three primary physician inventors will receive 100,000 common stock options of Lucid as well as 25,000 common stock options of PAVmed, Inc. to be vested over time according to the option plan established by the subsidiary and the parent, respectively. Lucid Diagnostics has signed a management services agreement with its parent company to compensate the parent in exchange for providing certain management and administrative services to Lucid. PAVmed, Inc. has obtained a waiver from Scopia Holdings, LLC to exempt Lucid Diagnostics from becoming a guarantor under the senior secured debt agreements of the parent company. Lucid Diagnostics will reimburse Case Western for its accumulated costs incurred to develop its patents related to EsoCheck™, which at closing is estimated to be approximately $273,000, with $50,000 to be paid at closing (May 12. 2018), and the balance to be paid over a period of time beginning with a payment of $50,000 concurrent with the closing of a qualified financing and continuing $50,000 quarterly payments until the full amount is paid. The parent company will provide Lucid Diagnostics with the initial $50,000 to reimburse Case Western with such amount to be reimbursed from the subsidiary to the parent at the time of initial investor financing provided to Lucid from independent investors. The initial board of directors for Lucid Diagnostics will consists of four people including Lishan Aklog, M.D., Dennis McGrath, and James Cox, M.D. who are executives and/or directors of the parent company plus one of the of the primary physician inventors, Sanford Markowitz, M.D.

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

Regulatory

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

Recent Developments (continued)

Financing

Equity Subscription Rights Offering

The Company has filed a registration statement, and subsequent amendments, on Form S-1 (File No. 333-222581), related to the Company’s previously announced equity subscription rights offering, wherein, as currently proposed, the Company will distribute one equity subscription right for each issued and outstanding share of common stock of the Company as of a record date of May 21, 2018 (“Equity Subscription Rights Offering” or “Rights Offering”). As currently proposed, the Equity Subscription Rights Offering is to commence upon an effective registration statement. Further, as currently proposed, for a period of 30 days from their distribution date, the transferable equity subscription right may be exercised for $2.25 per unit to purchase a common stock unit comprised of one share of common stock of the Company and one Series Z Warrant. As currently proposed, the common stock unit will trade for up to 90 days, after which it will separate into its underlying components of one share of common stock of the Company and one Series Z Warrant. The Series Z Warrant may be exercised for one share of common stock of the Company at an exercise price of $3.00 per share until June 1, 2018, wherein, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2016, upon completion of the period-of-notice to the current Series Z Warrant holders, with each such exercise price not subject to further adjustment, except for further adjustment by the Company’s board of directors or the effect of stock dividends, stock splits or similar events affecting the common stock and will expire after the close of business on April 30, 2024. The Series Z Warrants are redeemable by the Company under certain conditions. See herein below for a further discussion of the Series Z Warrant. See our unaudited condensed consolidated financial statements Note 13, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the Series Z Warrants.

Issue of Common Stock - Underwritten Public Offering - January 2018

In January 2018, the Company conducted an underwritten public offering of shares of common stock of the Company pursuant to its previously filed and effective shelf registration statement on SEC Form S-3 (File No. 333-220549), declared effective October 6, 2017, along with a corresponding prospectus supplement dated January 19, 2018. On January 19, 2018, the Company entered into an underwriting agreement with Dawson James Securities, Inc., as sole underwriter, under which the company agreed to issue to the underwriter at $1.80 per share, 2,415,278 shares of common stock on a firm commitment basis and up to an additional 362,292 shares solely to cover underwriter over-allotments, if any, at the option of the underwriter, exercisable within 45 calendar days from January 19, 2018. The Company issued the 2,415,278 shares on January 23, 2018, and on January 25, 2018, issued 234,540 shares of common stock, under the underwriter’s over-allotment, resulting in cash proceeds, net of the underwriter’s discount of $4,388,099, before offering costs of $113,438.

Series A and Series A-1 Exchange Offer - Series B Convertible Preferred Stock and Series Z Warrants - March 15, 2018

On March 15, 2018, the “Series A and Series A-1 Exchange Offer” was completed, with such exchange offer made to and accepted by all holders of both the Series A Convertible Preferred Stock and Series A Warrants, and the Series A-1 Convertible Preferred Stock and Series A-1 Warrants, wherein: one share of Series A Convertible Preferred Stock exchanged for two shares of Series B Convertible Preferred Stock, and one Series A Warrant exchanged for five Series Z Warrants; and one share of Series A-1 Convertible Preferred Stock exchanged for 1.33 shares of Series B Convertible Preferred Stock, and one Series A-1 Warrant exchanged for five Series Z Warrants - referred to herein as the “Series A and Series A-1 Exchange Offer” and the “March 15, 2018 Exchange Date”. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the March 15, 2018 Series A and Series A-1 Exchange Offer.

On the March 15, 2018 Exchange Date: (i) 975,568 shares of Series B Convertible Preferred Stock were issued upon the exchange of 249,667 shares of Series A Convertible Preferred Stock and 357,259 shares of Series A-1 Convertible Preferred Stock; and, (ii) 2,739,190 Series Z Warrants were issued upon the exchange of 268,001 Series A Warrants and 279,837 Series A-1 Warrant.

Consequently, as a result of the two exchange transactions and the conversions, as of March 31, 2018, there were no shares of Series A and Series A-1 Convertible Preferred Stock, nor Series A and Series A-1 Warrants, and, 975,568 shares of Series B Convertible Preferred Stock (classified in permanent equity) and 2,739,190 Series Z Warrants were issued and outstanding. See our unaudited condensed consolidated financial statements Note 13, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the Series B Convertible Preferred Stock and the Series Z Warrants.

Recent Developments (continued)

Financing (continued)

Series W Warrants Offer-to-Exercise

On January 11, 2018, the Company filed with the SEC a Tender Offer Statement on Schedule TO offering Series W Warrants holders a temporary exercise price of $2.00 per share, with such offer having an expiry of February 8, 2018 (“Series W Warrants Offer-to-Exercise”). As of the February 8, 2018 expiry date, a total of 34,345 Series W Warrants were exercised at the temporary exercise of $2.00 per share, resulting in $68,690 of cash proceeds, before offering costs of $50,520.

Series W Warrants Offer-to-Exchange

Subsequently, on the April 5, 2018 close date of the “Series W Warrants Offer-to-Exchange”, a total of 5,075,849 Series Z Warrants were issued upon exchange of 10,151,682 Series W Warrants, resulting in a total of 7,815,039 Series Z Warrants and 381,818 Series W Warrants issued and outstanding as of April 5, 2018. Previously, on February 20, 2018, the Company filed with the SEC a Tender Offer Statement on Schedule TO offering to exchange two Series W Warrants for one Series Z Warrant, with such exchange offer having an April 2, 2018 expiration date (“Series W Warrants Offer-to-Exchange”). The Series Z Warrants issued upon exchange of the Series W Warrants are immediately exercisable upon issuance and expire after the close of business on April 30, 2024, and each may be exercised for one share of common stock of the Company at an exercise price of $3.00 per share until June 1, 2018, wherein, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2016, upon completion of the period-of-notice to the current Series Z Warrant holders, with each such exercise price not subject to further adjustment, except for further adjustment by the Company’s board of directors or the effect of stock dividends, stock splits or similar events affecting the common stock. The Series Z Warrants are redeemable by the Company under certain conditions. See herein below for a further discussion of the Series Z Warrant. See our unaudited condensed consolidated financial statements Note 13, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the Series W Warrants and the Series Z Warrants.

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

We incurred approximately $5.4 million in research and development costs from June 26, 2014 (inception) through March 31, 2018. We plan to incur research and development expenses for the foreseeable future as we continue the development of our products. Our current research and development activities are focused principally on obtaining FDA clearance and initializing commercialization of the lead products in our pipeline, PortIO™ and CarpX™, and advancing our DisappEAR™ product through its initial development phase, with research and development activities on our other portfolio products commensurate with available capital resources. These planned research and development activities include the following:

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

Financial Results of Operations

Comparison of the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
Revenue	$—	$—
Operating expense
General and administrative expenses	1,381,167	1,499,552
Research and development expenses	562,535	656,713
Total operating expenses	1,943,702	2,156,265

Loss from operations	(1,943,702)	(2,156,265)

Other income (expense)
Interest expense	(500,304)	—
Excess of fair value of Series Z Warrants issued upon the exchange of Series A-1 Warrants in the Series A and Series A-1 Exchange Offer	(349,796)
Loss on Series A Preferred Stock Units issued in a private placement	—	(3,124,285)
Change in fair value of Series A Warrants derivative liability	(96,480)	786,397
Change in fair value of Series A Convertible Preferred Stock conversion option derivative liability	64,913	224,065
Other income (expense), net	(881,667)	2,113,823

Loss before income tax	(2,825,369)	(4,270,088)
Income tax	—	—
Net loss	(2,825,369)	(4,270,088)

Series A Convertible Preferred Stock dividends	(26,487)	(26,440)
Series A-1 Convertible Preferred Stock dividends	(25,148)	—
Series B Convertible Preferred Stock dividends	(10,406)	—
Deemed dividend - Series B Convertible Preferred Stock issued upon exchange of Series A Convertible Preferred Stock in the Series A and Series A-1 Exchange Offer	(726,531)	—
Series B Convertible Preferred Stock issued upon exchange of Series A-1 Convertible Preferred Stock in the Series A and Series A-1 Exchange Offer	199,241	—
Net loss attributable to common stockholders	$(3,414,700)	$(4,296,528)

Revenue

To date, we have not generated any revenues from product sales. Our ability to generate product revenue and become profitable depends upon our ability to successfully complete the development and initiate the commercialization of our products.

Financial Results of Operations (continued)

General and administrative expense

The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2018	2017	$ Change	%Change
Compensation and related personnel costs	$270,533	$265,953	$4,480	2%
Stock-based compensation	219,393	242,452	(23,059)	-10%
Outside professional services	684,819	804,113	(119,294)	-15%
Facility related costs	36,263	47,838	(11,575)	-24%
Board related costs	72,500	72,500	—	—
Other operating costs	97,659	66,696	30,963	46%
Total general and administrative expenses	$1,381,167	$1,499,552	$(118,385)	-8%

General and administrative expenses incurred for the three months ended March 31, 2018 were $1,381,167, a decrease of $118,385 as compared to $1,499,552 incurred for prior year period. The decreased general and administrative expenses for the current year period is principally due to decreased expenses related to outside professional services of $119,294, stock based compensation of $23,059, and facility related costs of 11,575, offset by an increase of $30,963 in other operating costs.

The increased compensation and related personnel costs expense of $4,480 in the three months year ended March 31, 2018 as compared to the prior year period, resulted from higher salary expense related to additional personnel, offset by the recognition in the prior year period of accrued severance expense related to our former Chief Financial Officer (“CFO”).

The stock-based compensation expense classified as general and administrative expense, which includes stock options granted to both employees and non-employees, of $219,393 in the three months ended March 31, 2018, decreased $23,059 as compared to the prior year period, resulting from the recognition in the prior year period of $51,389 related to the March 31, 2017 modifications to the stock option grant previously awarded to our former CFO, and by lower stock-based compensation expense related to stock options granted to non-employees, resulting principally from lower stock option vesting date fair value corresponding to lower share price of the underlying common stock of the Company on such vesting dates in the current year period as compared to the prior year period; partially offset by higher stock based compensation expense resulting from the recognition three months of expense in the current year period as compared to partial period expense recognized for stock options granted in the three months ended March 31, 2017, and the recognition of expense related to additional stock options awarded in January 2018.

The outside professional services expense of $684,819 in the three months ended March 31, 2018 as compared to the prior year period, decreased by $119,294, principally resulting from lower expenses of: $149,420 related to investor and public relations and $13,4623 associated with professional fees for information technology, legal, accounting, tax, valuations, auditing, SEC reporting, and public company requirements; offset by higher expenses of: $48,591 related to regulatory matters and $54,997 related to intellectual property matters. Additionally, outside professional services decreased $60,000 with respect to consulting agreements with entities and /or individuals affiliated with certain of our officers and /or former directors, including, $75,000 incurred for each of the three months ended March 31, 2018 and 2017 under the HCP/Advisors consulting agreement; and, $0 and $60,000 incurred in three months ended March 31, 2018 and 2017, respectively, related to the previous (expired) HCFP/Strategy Advisors consulting agreement - see “Contractual Obligations” herein below for further details on these related party agreements.

The decrease in facility related costs of $11,575 in the three months ended March 31, 2018 as compared to the prior year period, principally resulted from decreased rent expense associated with our corporate offices, resulting from a reduction of the leased office space in the three months ended September 30, 2017.

The board of director related costs includes the expense of member compensation expense incurred for the services of non-executive members of $72,500 for each of the three months ended March 31, 2018 and 2017.

The increase in other operating expenses of $30,963 in the three months ended March 31, 2018 as compared to the prior year period, principally resulted from higher travel and related costs and director and officers insurance premiums.

Financial Results of Operations (continued)

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2018	2017	$ Change	%Change
Compensation and related personnel costs	$130,063	$77,133	$52,930	69%
Stock-based compensation	51,892	30,228	21,664	72%
Outside professional services	380,579	549,352	(168,773)	-31%
Total research and development expenses	$562,535	$656,713	$(94,178)	-14%

Research and development expenses incurred for the three months ended March 31, 2018 totaled $562,535, a decrease of $94,178 as compared to $656,713 incurred for the prior year period. The decrease in research and development expenses is principally due to to lower expenses associated with outside professional services of $168,773, offset by increased expenses of: $52,930 related to compensation and related personnel costs and $21,664 related to stock-based compensation.

The increased compensation and related personnel costs expense of $52,930 in the three months year ended March 31, 2018 as compared to the prior year period, resulted from higher salary expense related to additional personnel. The increased stock-based compensation expense of $21,664, resulted from the recognition of expense related to additional stock options awarded in January 2018.

The increase in stock-based compensation expense resulted from the recognition of expense related to additional stock options awarded in January 2018.

Our current research and development activities are focused principally on obtaining FDA clearance and initializing commercialization of the lead products in our pipeline, PortIO™ and CarpX™, and advancing our DisappEAR™ product through its initial development phase. In this regard, the $168,773 decrease in outside professional services in the three months ended March 31, 2018 as compared to the prior year period, resulted from current research and development activities focused principally on obtaining FDA clearance of PortIO™ and CarpX™, as compared to higher expenses incurred in the prior year period related to development activities associated with certain of our products, including PortIO™ and CarpX™, among other product candidates.

Financial Results of Operations (continued)

Other Income and Expense

Other income (expense), net for the periods indicated, is as follows:

	Three Months Ended
	March 31,
	2018	2017
Other income (expense), net
Interest expense	(500,304)	—
Excess of fair value of Series Z Warrants issued upon the exchange of Series A-1 Warrants in the Series A and Series A-1 Exchange Offer	(349,796)
Loss on Series A Preferred Stock Units issued in a private placement	—	(3,124,285)
Change in fair value of Series A Warrants derivative liability	(96,480)	786,397
Change in fair value of Series A Convertible Preferred Stock conversion option derivative liability	64,913	224,065
Other income (expense), net	(881,667)	2,113,823

Interest Expense

The Company and Scopia Holdings LLC (“Scopia or the Lender”) entered into a Note and Security Purchase Agreement wherein, upon Scopia delivering to the Company $4.8 million in net cash proceeds, the Company issued to Scopia and its designees, a Senior Secured Note with an initial principal amount of $5.0 million (“Senior Secured Note”), and 2,660,000 Series S Warrants to purchase shares of common stock of the Company. The aggregate remaining unpaid principal balance of the Senior Secured Note is due on June 30, 2019.

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

The Senior Secured Note bears interest at a fixed annual rate of 15.0%, with interest payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing December 30, 2017. The Company may elect, at its sole discretion, to defer payment of up to 50% of the semi-annual interest due, with the unpaid semi-annual interest payment added to the outstanding interest-bearing principal balance of the Senior Secured Note. As of March 31, 2018 and December 31, 2017, the Senior Secured Note principal balance is $5,188,542, including $188,542 of deferred interest payment.

During the three months ended March 31, 2018, interest expense recognized totaled $500,304, including $194,570 with respect to the semi-annual interest payment, and $305,733 with respect to the amortization of debt discount. The Senior Secured Note remaining unamortized debt discount is $2,938,541 as of March 31, 2018 and $3,244,274 as of December 31, 2017.

Financial Results of Operations (continued)

Other Income and Expense (continued)

Series A and Series A-1 Exchange Offer - Series B Convertible Preferred Stock and Series Z Warrants - March 15, 2018

The Series A and Series A-1 Exchange Offer, completed on March 15, 2018, offered to and accepted by all holders of both the Series A Convertible Preferred Stock and Series A Warrants, and the Series A-1 Convertible Preferred Stock and Series A-1 Warrants, was as follows: one share of Series A Convertible Preferred Stock exchanged for two shares of Series B Convertible Preferred Stock, and one Series A Warrant exchanged for five Series Z Warrants; and one share of Series A-1 Convertible Preferred Stock exchanged for 1.33 shares of Series B Convertible Preferred Stock, and one Series A-1 Warrant exchanged for five Series Z Warrants - referred to as the “Series A and Series A-1 Exchange Offer” and the “March 15, 2018 Exchange Date”.

On the March 15, 2018 Exchange Date: (i) a total of 975,568 shares of Series B Convertible Preferred Stock were issued upon the exchange of 249,667 shares of Series A Convertible Preferred Stock and 357,259 shares of Series A-1 Convertible Preferred Stock; and, (ii) a total of 2,739,190 Series Z Warrants were issued upon the exchange of 268,001 Series A Warrants and 279,837 Series A-1 Warrants.

Consequently, as of March 31, 2018, there were no issued and outstanding shares of Series A Convertible Preferred Stock and Series A Warrants, nor shares of Series A-1 Convertible Preferred Stock and Series A-1 Warrants, as each were fully exchanged for shares of Series B Convertible Preferred Stock and Series Z Warrants, respectively, on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer. Additionally, each of the Series A Warrants and the Series A-1 Convertible Preferred Stock conversion option derivative liability were fully extinguished as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, upon the exchange of all shares of Series A Convertible Preferred Stock and Series A Warrants.

See our unaudited condensed consolidated financial statements Note 13, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants for a further discussion of the Series B Convertible Preferred Stock and the Series Z Warrant.

Series A and Series A-1 Exchange Offer - March 15, 2018 - Series Z Warrants Issued Upon Exchange of Series A-1 Warrants

The difference in the March 15, 2018 Exchange Date estimated fair value of $895,478 of the 1,399,185 Series Z Warrants issued as compared to the $545,682 of the 279,837 Series A-1 Warrants exchanged, resulted in a modification expense of $349,796, included in other income (expense) in the unaudited condensed consolidated statement of operations, with a corresponding increase to additional paid in capital, as the Series Z Warrants are equity-classified, summarized as follows:

Series A
Series A-1
Exchange Offer
Series Z Warrants - issued issued upon exchange of Series A-1 Warrants	March 15, 2018
Series A-1 Warrants Exchange	Exchange Date
Fair value - 1,399,185 Series Z Warrants issued	$895,478
Less: fair value - 279,837 Series A-1 Warrants exchanged	545,682
Modification expense /increase to additional paid in capital	$349,796

∙	The March 15, 2018 Exchange Date estimated fair value of $895,478 of the 1,399,185 Series Z Warrants and the $545,682 of the 279,837 Series A-1 Warrants exchanged, were each computed using the Black-Scholes option pricing model, using the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, estimated volatility in the value of the Company’s common stock, and certain other Level-3 inputs.

See our unaudited condensed consolidated financial statements Note 11, Financial Instruments Fair Value Measurements, for a further discussion of the March 15, 2018 Series A and Series A-1 Exchange Offer, including the modification expense resulting from the Series Z Warrants issued upon exchange of the Series A-1 Warrants.

Financial Results of Operations (continued)

Other Income and Expense (continued)

Change in Fair Value of Series A Warrants and Series A Convertible Preferred Stock Conversion Option Derivative Liabilities

The Series A Warrant and the Series A Convertible Preferred Stock conversion option were each determined to be a derivative liability under FASB ASC 815. The respective Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability are classified as a current liability on the unaudited condensed consolidated balance sheet, and each were initially measured at fair value at the time of issuance and are subsequently remeasured at fair value on a recurring basis at each reporting period date, with changes in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations.

The reconciliation of each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability for the periods noted are as follows:

		Series A
		Convertible
	Series A	Preferred Stock
Derivative Liability - March 31, 2018	Warrants	Conversion Option
Balance at December 31, 2017	$761,123	$212,217
Change in fair value	(246,561)	(64,913)
Series A and Series A-1 Exchange Offer - March 15, 2018	(514,562)	(147,304)
Balance at March 31, 2018	$—	$—

As of March 31, 2018, each of the Series A Warrants and the Series A-1 Convertible Preferred Stock conversion option derivative liability were fully extinguished as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, upon the all of the issued and outstanding shares of Series A Convertible Preferred Stock exchanged for Series B Convertible Preferred Stock and the Series A Warrants exchanged for Series Z Warrants. See our unaudited condensed consolidated financial statements Note 11, Financial Instruments Fair Value Measurements, for a further discussion of the March 15, 2018 Series A and Series A-1 Exchange Offer.

		Series A
		Convertible
	Series A	Preferred Stock
Derivative Liability - March 31, 2017	Warrants	Conversion Option
Balance at December 31, 2016	$—	$—
Initial fair value on dates of issuance	4,050,706	1,221,963
Change in fair value	(786,397)	(224,065)
Balance at March 31, 2017	$3,264,309	$997,898

The number of Series A Warrants and shares of Series A Convertible Preferred Stock each issued and outstanding for the periods noted, is as follows:

		Series A
	Series A	Convertible
Issued and Outstanding - March 31, 2018	Warrants	Preferred Stock
Issued and outstanding as of December 31, 2017	268,001	249,667
Series A and Series A-1 Exchange Offer - March 15, 2018	(268,001)	(249,667)
Issued and outstanding as of March 31, 2018	—	—

As of March 31, 2018, there were no issued and outstanding Series A Warrants and shares of Series A Convertible Preferred Stock, nor Series A-1 Warrants and shares of Series A-1 Convertible Preferred Stock, as each were fully exchanged for Series Z Warrants and shares of Series B Convertible Preferred Stock, respectively, on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer. See our unaudited condensed consolidated financial statements Note 11, Financial Instruments Fair Value Measurements, for a further discussion of the March 15, 2018 Series A and Series A-1 Exchange Offer.

		Series A
	Series A	Convertible
Issued and Outstanding - March 31, 2017	Warrants	Preferred Stock
Issued and outstanding as of December 31, 2016	—	—
Issued in Series A Preferred Stock Units private placement	422,838	422,838
Issued and outstanding as of March 31, 2017	422,838	422,838

Financial Results of Operations (continued)

Other Income and Expense (continued)

Change in Fair Value

The change in estimated fair value, including fair value adjustments on the March 15, 2018 date of the Series A and Series A-1 Exchange Offer on March 15, 2018, during the three months ended March 31, 2018, resulted in the recognition of other expense of $96,480 and other income of $64,913, with corresponding increase in the Series A Warrants derivative liability and a decrease in the Series A Convertible Preferred Stock conversion option derivative liability, respectively.

The change in estimated fair value during the three months ended March 31, 2017, resulted in the recognition of other income of $786,397 and $224,065, with corresponding decrease in the Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability, respectively.

The initial issue date and subsequent reporting period date recurring estimated fair value of each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability were each estimated using a Monte Carlo simulation valuation model using the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the Company’s common stock price and probabilities associated with the likelihood and timing of future dilutive transactions. See our unaudited condensed consolidated financial statements Note 11, Financial Instruments Fair Value Measurements, for further information with respect to the initial issue date and subsequent recurring reporting period date estimated fair values of each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability.

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

Financial Results of Operations (continued)

Non-GAAP Financial Measures

The factors described above resulted in net loss attributable to common stockholders of $3,414,700 and $4,296,528 for the three months ended March 31, 2018 and 2017, respectively.

To supplement our unaudited condensed consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) within this Quarterly Report on Form 10-Q, management provides certain non-GAAP financial measures (“NGFM”) of the Company’s financial results, including such amounts captioned: “net loss before interest, taxes, depreciation, and amortization” or “EBITDA”, and “non-GAAP Adjusted Loss”, as presented herein below. Importantly, we note the NGFM measures captioned “EBITDA” and “non-GAAP Adjusted Loss” are not recognized terms under U.S. GAAP, and as such, they are not: a substitute for, considered superior to, considered separately from, nor as an alternative to, U.S. GAAP and /or the most directly comparable U.S. GAAP financial measures.

Such NGFM are presented with the intent of providing greater transparency of information used by us in our financial performance analysis and operational decision-making. Additionally, we believe these NGFM provide meaningful information to assist investors, shareholders, and other readers of our unaudited condensed consolidated financial statements, in making comparisons to our historical financial results, and analyzing the underlying financial results of our operations. The NGFM are provided to enhance readers’ overall understanding of our current financial results and to provide further information to enhance the comparability of results between the current year period and the prior year period.

We believe the NGFM provide useful information by isolating certain expenses, gains, and losses, which are not necessarily indicative of our operating financial results and business outlook. In this regard, the presentation of the NGFM herein below, is to help the reader of our unaudited condensed consolidated financial statements to understand the effects of the non-cash impact on our (U.S. GAAP) unaudited condensed consolidated statement of operations of: the loss recognized with respect to the issuance of the Series A Preferred Stock Units; the change in fair value of each of the respective Series A Warrant and Series A Convertible Preferred Stock conversion option derivative liability; and, the expense recognized resulting from the March 15, 2018 Series A and Series A-1 Exchange Offer, each as discussed herein above.

Financial Results of Operations (continued)

Non-GAAP Financial Measures (continued)

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, is as follows:

	Three Months Ended March 31,
	2018	2017	$ Change
Net loss attributable to common stockholders	$(3,414,700)	$(4,296,528)	$881,828
Series B Convertible Preferred Stock dividends	10,406	—	10,406
Series A Convertible Preferred Stock dividends	26,487	26,440	47
Series A-1 Convertible Preferred Stock dividends	25,148	—	25,148

Deemed dividend - Series B Convertible Stock issued upon exchange of Series A Convertible Preferred Stock - March 15, 2018 Series A and Series A-1 Exchange Offer	726,531	—	726,531

Series B Convertible Stock issued upon exchange of Series A-1 Convertible Preferred Stock - March 15, 2018 Series A and Series A-1 Exchange Offer	(199,241)	—	(199,241)

Net loss - as reported	(2,825,369)	(4,270,088)	1,444,719

Adjustments
Depreciation expense(1)	1,803	1,702	101
Interest expense	500,304	—	500,304
Income tax provision	—	—	—

EBITDA	(2,323,262)	(4,268,386)	1,945,124

Stock-based compensation expense(2)	271,286	272,680
Loss - issue Series A Preferred Stock Units(3)	—	3,124,285	(3,124,285)
Change in fair value of Series A Warrants derivative liability(4)	(96,480)	(786,397)	882,877
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability(4)	(64,913)	(224,065)	159,152
Excess of fair value - Series Z Warrants issued upon exchange of Series A-1 Warrants - Series A and Series A-1 Exchange Offer(5)	349,796	—	349,796

Non-GAAP adjusted loss	$(1,670,613)	$(1,881,883)	$211,270

(1)	Included in general and administrative expenses in the unaudited condensed condensed consolidated statement of operations.

(2)	Stock-based compensation expense of $219,394 and $242,452 (which includes $51,389 of stock-based compensation expense related to the March 31, 2017 modifications of the stock options previously granted to the Company’s former CFO) is included in general administrative expenses; and, $51,892 and $30,228 is included in research and development expenses, in the unaudited condensed consolidated statement of operations, for the three months ended March 31, 2018 and 2017, respectively.

(3)	As discussed herein above, the issuance of the Series A Preferred Stock Units resulted in the recognition of a loss of $3,124,285, resulting from the aggregate initial fair value of each of the Series A Warrant and the Series A Convertible Preferred Stock conversion option derivative liability, being in excess of the gross proceeds of the Series A Preferred Stock Units private placement, with such excess amounting to $2,735,657, recognized as a current period expense, along with offering costs of $388,628, which were also recognized as a current period expense. There was no comparable amount in the prior year.

(4)	As discussed herein above, the Series A Warrant and the Series A Convertible Preferred Stock conversion option were each determined to be a derivative liability, and each were initially measured at fair value at the time of issuance and are subsequently remeasured at fair value on a recurring basis at each reporting period, with changes in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations, with corresponding changes in each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability, during the three months ended March 31, 2018 and 2017.

(5)	As discussed herein above, the difference in the Series A and Series A-1 Exchange Offer March 15, 2018 Exchange Date estimated fair value of each of the 1,399,185 Series Z Warrants issued as compared to the 279,837 Series A-1 Warrants exchanged, resulted in a modification expense of $349,796, included in other income (expense) in the unaudited condensed consolidated statement of operations, with a corresponding increase to additional paid in capital, as the Series Z Warrants are equity-classified.

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

As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes”, (“ASC 740), a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. Accordingly, we have evaluated the positive and negative evidence bearing upon the estimated realizability of our net deferred tax assets, and based on our history of operating losses, we have concluded it is more-likely-than-not the deferred tax assets will not be realized, and therefore have recognized a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, as of March 31, 2018 and December 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (Public Law No. 115-97) was enacted (“Tax Cut and Jobs Act”). The Tax Cuts and Jobs Act is a comprehensive revision to federal tax law which makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and limitations on the deductibility of certain executive compensation.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses situations where the accounting is incomplete for the income tax effects of the Tax Cut and Jobs Act. SAB 118 directs taxpayers to consider the impact of the Tax Cut and Jobs Act as “provisional” when the Company does not have the necessary information available, prepared, or analyzed, including computations, to finalize the accounting for the changes resulting from the Tax Act of 2017. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated as of December 31, 2017. With regards to the Tax Cut and Jobs Act impact on our tax provision for the year ended December 31, 2017, we have recognized the provisional impact of the revaluation of deferred tax assets and deferred tax liabilities to 21% from 35%, which was fully offset by a corresponding change in the valuation allowance applied to the net deferred tax assets.

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

We incurred a net loss attributable to common stockholders of $3,414,700 and had net cash flows used in operating activities of $2,199,903 for the three months ended March 31, 2018. As of March 31, 2018, the Company had an accumulated deficit of $21,459,511 and working capital of $2,483,449.

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

Liquidity and Capital Resources (continued)

Equity Subscription Rights Offering

The Company has filed a registration statement, and subsequent amendments, on Form S-1 (File No. 333-222581), related to the Company’s previously announced equity subscription rights offering, wherein, as currently proposed, the Company will distribute one equity subscription right for each issued and outstanding share of common stock of the Company as of a record date of May 21, 2018 (“Equity Subscription Rights Offering” or “Rights Offering”). As currently proposed, the Equity Subscription Rights Offering is to commence upon an effective registration statement. Further, as currently proposed, for a period of 30 days from their distribution date, the transferable equity subscription right may be exercised for $2.25 per unit to purchase a common stock unit comprised of one share of common stock of the Company and one Series Z Warrant. As currently proposed, the common stock unit will trade for up to 90 days, after which it will separate into its underlying components of one share of common stock of the Company and one Series Z Warrant. The Series Z Warrant may be exercised for one share of common stock of the Company at an exercise price of $3.00 per share until June 1, 2018, wherein, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2016, upon completion of the period-of-notice to the current Series Z Warrant holders, with each such exercise price not subject to further adjustment, except for further adjustment by the Company’s board of directors or the effect of stock dividends, stock splits or similar events affecting the common stock and will expire after the close of business on April 30, 2024. The Series Z Warrants are redeemable by the Company under certain conditions. See herein below for a further discussion of the Series Z Warrant. See our unaudited condensed consolidated financial statements Note 13, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the Series Z Warrants.

Issue of Common Stock - Underwritten Public Offering - January 2018

In January 2018, the Company conducted an underwritten public offering of shares of common stock of the Company pursuant to its previously filed and effective shelf registration statement on SEC Form S-3 (File No. 333-220549), declared effective October 6, 2017, along with a corresponding prospectus supplement dated January 19, 2018. On January 19, 2018, the Company entered into an underwriting agreement with Dawson James Securities, Inc., as sole underwriter, under which the company agreed to issue to the underwriter at $1.80 per share, 2,415,278 shares of common stock on a firm commitment basis and up to an additional 362,292 shares solely to cover underwriter over-allotments, if any, at the option of the underwriter, exercisable within 45 calendar days from January 19, 2018. The Company issued the 2,415,278 shares on January 23, 2018, and on January 25, 2018, issued 234,540 shares of common stock, under the underwriter’s over-allotment, resulting in cash proceeds, net of the underwriter’s discount of $4,388,099, before offering costs of $113,438.

Series A and Series A-1 Exchange Offer - Series B Convertible Preferred Stock and Series Z Warrants - March 15, 2018

On March 15, 2018, the “Series A and Series A-1 Exchange Offer” was completed, with such exchange offer made to and accepted by all holders of both the Series A Convertible Preferred Stock and Series A Warrants, and the Series A-1 Convertible Preferred Stock and Series A-1 Warrants, wherein: one share of Series A Convertible Preferred Stock exchanged for two shares of Series B Convertible Preferred Stock, and one Series A Warrant exchanged for five Series Z Warrants; and one share of Series A-1 Convertible Preferred Stock exchanged for 1.33 shares of Series B Convertible Preferred Stock, and one Series A-1 Warrant exchanged for five Series Z Warrants - referred to herein as the “Series A and Series A-1 Exchange Offer” and the “March 15, 2018 Exchange Date”. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the March 15, 2018 Series A and Series A-1 Exchange Offer.

On the March 15, 2018 Exchange Date: (i) 975,568 shares of Series B Convertible Preferred Stock were issued upon the exchange of 249,667 shares of Series A Convertible Preferred Stock and 357,259 shares of Series A-1 Convertible Preferred Stock; and, (ii) 2,739,190 Series Z Warrants were issued upon the exchange of 268,001 Series A Warrants and 279,837 Series A-1 Warrants.

Consequently, as a result of the two exchange transactions and the conversions, as of March 31, 2018, there were no shares of Series A and Series A-1 Convertible Preferred Stock, nor Series A and Series A-1 Warrants, and, 975,568 shares of Series B Convertible Preferred Stock (classified in permanent equity) and 2,739,190 Series Z Warrants were issued and outstanding. See our unaudited condensed consolidated financial statements Note 13, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the Series B Convertible Preferred Stock and the Series Z Warrants.

Liquidity and Capital Resources (continued)

Series W Warrants Offer-to-Exercise

On January 11, 2018, the Company filed with the SEC a Tender Offer Statement on Schedule TO offering Series W Warrants holders a temporary exercise price of $2.00 per share, with such offer having an expiry of February 8, 2018 (“Series W Warrants Offer-to-Exercise”). As of the February 8, 2018 expiry date, a total of 34,345 Series W Warrants were exercised at the temporary exercise of $2.00 per share, resulting in $68,690 of cash proceeds, before offering costs of $50,520.

Series W Warrants Offer-to-Exchange

Subsequently, on the April 5, 2018 close date of the “Series W Warrants Offer-to-Exchange”, a total of 5,075,849 Series Z Warrants were issued upon exchange of 10,151,682 Series W Warrants, resulting in a total of 7,815,039 Series Z Warrants and 381,818 Series W Warrants issued and outstanding as of April 5, 2018. Previously, on February 20, 2018, the Company filed with the SEC a Tender Offer Statement on Schedule TO offering to exchange two Series W Warrants for one Series Z Warrant, with such exchange offer having an April 2, 2018 expiration date (“Series W Warrants Offer-to-Exchange”). The Series Z Warrants issued upon exchange of the Series W Warrants are immediately exercisable upon issuance and expire after the close of business on April 30, 2024, and each may be exercised for one share of common stock of the Company at an exercise price of $3.00 per share until June 1, 2018, wherein, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2016, upon completion of the period-of-notice to the current Series Z Warrant holders, with each such exercise price not subject to further adjustment, except for further adjustment by the Company’s board of directors or the effect of stock dividends, stock splits or similar events affecting the common stock. The Series Z Warrants are redeemable by the Company under certain conditions. See herein below for a further discussion of the Series Z Warrant. See our unaudited condensed consolidated financial statements Note 13, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the Series W Warrants and the Series Z Warrants.

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

See our unaudited consolidated financial statements Note 11, Financial Instruments Fair Value Measurements, for a further discussion of the Series A Exchange Offer, and Note 13, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the Series A-1 Preferred Stock Units private placement, the Series A-1 Convertible Preferred Stock, the Series A-1 Warrants, and the Series W Warrants or Series X-1 Warrants which may be issued upon the exchange of Series A-1 Warrants.

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

See our unaudited condensed consolidated financial statements Note 11, Financial Instruments Fair Value Measurements, for a further discussion of the Series A Exchange Offer and the shares of Series A Convertible Preferred Stock converted into shares of common stock of the Company, and Note 13, Series A Convertible Preferred Stock, Stockholders’ Deficit, and Warrants, for a further discussion of the Series A Preferred Stock Units private placement, Series A Convertible Preferred Stock, Series A Warrant, and the Series X Warrants which may be issued upon the exchange of Series A Warrants.

Liquidity and Capital Resources (continued)

Cash flows and liquidity

The primary cash flow sources and uses for each period is as follows:

	Three Months Ended March 31,
	2018	2017
Net cash flows (used in) or provided by:
Operating activities	$(2,199,903)	$(1,825,107)
Investing activities	—	(5,301)
Financing activities	4,295,573	2,150,384
Net increase in cash	2,095,670	319,976
Cash, beginning of period	1,535,022	585,680
Cash, end of period	$3,630,692	$905,656

Net cash flows used in operating activities

Net cash flows used in operating activities was $2,199,903 and $1,825,107 in the three months ended March 31, 2018 and 2017, respectively, consisting of, respectively, a net loss of $2,825,369 and $4,270,088, respectively, with adjustments totaling, respectively, $625,466 and $2,444,981 to reconcile such net loss to net cash used in operating activities, including, respectively, a total of $1,154,755 and $2,388,205 of non-cash items, and net change in operating assets and liabilities of a use of cash flows of $526,289 and a source of cash flows of 56,776, for each of the three months ended March 31, 2018 and 2017, as follows:

	Three Months Ended March 31,
	2018	2017
Net cash flows (used in) operating activities

Net loss	$(2,825,369)	$(4,270,088)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,803	1,702
Stock-based compensation	271,286	272,680
Loss on issuance of Preferred Stock Units	—	3,124,285
Change in fair value - Series A Warrants derivative liability	96,480	(786,397)
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability	(64,913)	(224,065)
Excess of fair value of Series Z Warrants issued upon the exchange of Series A-1 Warrants in the Series A and Series A-1 Exchange Offer	349,796	—
Accrued interest expense - Senior Secured Note	194,570	—
Amortization of discount - Senior Secured Note	305,733	—
Changes in operating assets and liabilities:
Prepaid fee to related party	—	(25,000)
Prepaid expenses and other current assets	(25,366)	13,647
Accounts payable	(96,799)	(15,205)
Accrued expenses and other current liabilities	(407,124)	83,334

Adjustments to reconcile net loss to net cash used in operating activities	$625,466	$2,444,981

Net cash flows used in operating activities	$(2,199,903)	$(1,825,107)

Net cash flows used in investing activities

Net cash flows used in investing activities in the three months ended March 31, 2017 related to the purchases of computer and research equipment totaling $5,301.

Net cash flows provided by financing activities

Net cash flows provided by financing activities in the three months ended March 31, 2018 totaled $4,295,573, comprised of $4,388,099, offset by $113,438 of offering costs, from the issue of common stock in an underwritten public offering in January 2018, as discussed herein above, along with net cash proceeds of $20,912 from the exercise of Series W Warrants and Series S Warrants.

Net cash flows provided by financing activities in the three months ended March 31, 2017 totaled $2,150,384, comprised of $2,537,012, offset by $388,628 of offering costs, from the Series A Preferred Stock Units private placement, as discussed herein above, along with net cash proceeds of $2,000 from the exercise of Series W Warrants.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, and equity, along with the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the corresponding periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in our unaudited condensed consolidated financial notes, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

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

The Series A Warrant and the Series A Convertible Preferred Stock conversion option were each determined to be a derivative liability under FASB ASC 815, as the Series A Convertible Preferred Stock common stock exchange factor denominator and the Series A Warrant exercise price are each subject to potential adjustment resulting from future financing transactions, under certain conditions, along with certain other provisions which may result in required or potential full or partial cash settlement. The respective Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability are each classified as a current liability on the unaudited condensed consolidated balance sheet, and each were initially measured at fair value at the time of issuance and are subsequently remeasured at fair value on a recurring basis at each reporting period, with changes in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations, with each such estimated fair values using a Monte Carlo simulation valuation model, utilizing the Company’s common stock price and certain Level 3 inputs to take into account the probabilities of certain events occurring over their respective life.

In addition to the recurring estimated fair value measurements, the issue-date and /or date -of-occurrence non-recurring estimated fair value measurements include: the Senior Secured Note and Series S Warrants issued in connection with the Note and Security Purchase Agreement between the Company and Scopia Holdings LLC; the Series A-1 Convertible Preferred Stock and Series A-1 Warrants issued in the Series A-1 Preferred Stock Units private placement; the Series A-1 Warrants modification resulting from the Series A-1 Amendment No.1, the November 17, 2017 Series A Exchange Offer, and the March 15, 2018 Series A and Series A-1 Exchange Offer - with each utilizing the Company’s common stock price along with certain Level 3 inputs, as discussed below, in the development of discounted cash flow analyses and /or Black-Scholes valuation models.

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

As required by FASB ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. Accordingly, we have evaluated the positive and negative evidence bearing upon the estimated realizability of our net deferred tax assets, and based on our history of operating losses, we have concluded it is more-likely-than-not the deferred tax assets will not be realized, and therefore have recognized a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, as of March 31, 2018 and December 31, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (Public Law No. 115-97) was enacted (“Tax Cut and Jobs Act”). The Tax Cuts and Jobs Act is a comprehensive revision to federal tax law which makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and limitations on the deductibility of certain executive compensation.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses situations where the accounting is incomplete for the income tax effects of the Tax Cut and Jobs Act. SAB 118 directs taxpayers to consider the impact of the Tax Cut and Jobs Act as “provisional” when the Company does not have the necessary information available, prepared, or analyzed, including computations, to finalize the accounting for the changes resulting from the Tax Act of 2017. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated as of December 31, 2017. With regards to the Tax Cut and Jobs Act impact on our tax provision for the year ended December 31, 2017, we have recognized the provisional impact of the revaluation of deferred tax assets and deferred tax liabilities to 21% from 35%, which was fully offset by a corresponding change in the valuation allowance applied to the net deferred tax assets.

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

Recently Issued Accounting Standards

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) - Part I - Accounting for Certain Financial Instruments with Down-Round Features, and Part II - Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Principally, ASU 2017-11 amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the down-round feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down-round feature) and will also recognize the effect of the trigger within equity. Additionally, ASU 2017-11 also addresses “navigational concerns” within the FASB ASC related to an indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests, which has resulted in the existence of significant “pending content” in the ASC. The FASB decided to reclassify the indefinite deferral as a scope exception, which does not have an accounting effect. The guidance of ASU 2017-11 is effective for public business entities, as defined in the ASC Master Glossary, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and for all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier adoption is permitted for all entities as of the beginning of an interim period for which financial statements (interim or annual) have not been issued or have not been made available for issuance. The Company is evaluating the impact of this guidance on its unaudited condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting. In ASU 2017-09, the FASB provides guidance on determining which changes to the terms and conditions of stock-based compensation arrangements require the application of “modification accounting” under ASC 718. Generally, ASC 718 modification accounting is not applicable if the stock-based arrangement immediately before and after the modification has the same fair value, vesting conditions, and balance sheet classification. The guidance of ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities, as defined in the ASC Master Glossary, for periods for which financial statements have not yet been issued, and for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company adopted this guidance as of April 1, 2017, and it did not have an effect on the Company’s unaudited condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, which amends the guidance of FASB ASC Topic 805, Business Combinations (ASC 805) adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The objective of ASU 2017-01 is to narrow the definition of what qualifies as a business under Topic 805 and to provide guidance for streamlining the analysis required to assess whether a transaction involves the acquisition (disposal) of a business. ASU 2017-01 provides a screen to assess when a set of assets and processes do not qualify as a business under Topic 805, reducing the number of transactions that need to be considered as possible business acquisitions. ASU 2017-01 also narrows the definition of output under Topic 805 to make it consistent with the description of outputs under Topic 606. The guidance of ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted under certain circumstances. The adoption of this guidance as of January 1, 2018 did not have an effect on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Standards (continued)

In August 2016, the FASB issued ASU 2016-15, which amended the guidance of FASB ASC Topic 230, Statement of Cash Flows (ASC 230) on the classification of certain cash receipts and payments. The primary purpose of ASU 2016-15 is to reduce the diversity in practice which has resulted from a lack of consistent principles on this topic. The amendments of ASU 2016-15 add or clarify guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance of ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance as of January 1, 2018 did not have an effect on the Company’s unaudited condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequently issued additional updates amending the guidance contained in Topic 606 (ASC 606), thereby affecting the guidance contained in ASU 2014-09. ASU 2014-09 and the subsequent ASC 606 updates will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount equal to the consideration to which the entity expects to be entitled for those goods and services. ASU 2014-09 defines a five step process to achieve this core principle, and in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, including interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). To date, since its inception, the Company has not generated any revenue, as such, the provisions of ASC 606 have not impacted the Company’s unaudited condensed consolidated results of operations or financial condition.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”). The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. To date, since its inception, the Company has not generated any revenue, as such, the provisions of ASC 606 have not impacted the Company’s unaudited condensed consolidated results of operations or financial condition.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. To date, since its inception, the Company has not generated any revenue, as such, the provisions of ASC 606 have not impacted the Company’s unaudited condensed consolidated results of operations or financial condition.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes a right-of-use (ROU) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of this guidance on its unaudited condensed consolidated financial position, results of operations, and cash flows.

Contractual Obligations

We entered into a Note and Security Purchase Agreement with Scopia Holdings LLC (“Scopia or the Lender”), upon Scopia delivering to the Company $4.8 million in net cash proceeds, the Company issued to Scopia and its designees, a Senior Secured Note with an initial principal amount of $5.0 million (“Senior Secured Note”), and 2,660,000 Series S Warrants to purchase a corresponding number of shares of our common stock. The aggregate remaining unpaid principal balance of the Senior Secured Note is due on June 30, 2019.

The Senior Secured Note bears interest at a fixed annual rate of 15.0%, with interest payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing December 30, 2017. The Company may elect, at its sole discretion, to defer payment of up to 50% of the semi-annual interest due, with the unpaid semi-annual interest payment added to the outstanding interest-bearing principal balance of the Senior Secured Note. In this regard, as of March 31, 2018 and December 31, 2017, the Senior Secured Note principal balance is $5,188,542, including $188,542 of unpaid interest added to the interest-bearing principal balance.

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

See our unaudited condensed consolidated financial statements Note 12, Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants, for further information regarding the Note and Security Purchase Agreement, and the corresponding Senior Secured Note, between the us and Scopia.

We lease office space for our corporate office on a month-to-month basis, upon the lease agreement expiration on May 31, 2017. We may cancel the lease agreement with three months written notice The lease agreement includes a 5% increase in monthly rent effective on each twelve-month anniversary date. As of March 31, 2018, the Company’s future minimum lease payments totaled $126,732 for the period April 1, 2018 to March 31, 2019, with respect to the lease arrangement on a month-to-month basis.

Effective October 2015, the Company entered into a three-year management services agreement through October 2018 with HCP/Advisors LLC, an affiliate of a former director of the Company, wherein HCP/Advisors LLC is to provide the Company with certain management services, including without limitation, identifying potential corporate opportunities, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers, and other advisory services as may be mutually agreed upon. Pursuant to such agreement with HCP/Advisors LLC, the Company paid HCP/Advisors LLC an initial first month’s fee of $35,000 commencing as of November 1, 2015, and thereafter, a monthly fee of $25,000 through October 31, 2018. Under the agreement with HCP/Advisors LLC, the Company incurred an expense of $75,000 in each of the three months ended March 31, 2018 and 2017, included in “general and administrative expenses” in the accompanying unaudited condensed consolidated statements of operations.

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

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on our evaluation, we believe our disclosure controls and procedures as of March 31, 2018 have been designed and are functioning effectively to provide reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe a controls system, no matter how well designed and operated, cannot provide absolute assurance the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected.

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

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below.

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

PAVmed Inc.

Date: May 21, 2018	By:	/s/ Dennis M. McGrath
Dennis M. McGrath, Chief Financial Officer (Principal Financial and Accounting Officer)

