Form 10-Q
period 2018-06-30
PAVmed Inc.
filed 2018-08-13
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to  _________________

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

As of August 10, 2018 there were 26,542,979 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017	1

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017	2

	Unaudited Condensed Consolidated Statements of Changes in Series A Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the six months ended June 30, 2018	3

	Unaudited Condensed Consolidated Statements of Changes in Series A Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the year ended December 31, 2017	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54

Item 3	Quantitative and Qualitative Disclosures About Market Risk	100

Item 4	Controls and Procedures	100

PART II	OTHER INFORMATION

Item 2	Unregistered Sale of Equity Securities	101

Item 6	Exhibits	102

SIGNATURES		103

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash	$11,137,642	$1,535,022
Prepaid expenses and other current assets	86,864	88,467
Total current assets	11,224,506	1,623,489
Equipment, net	12,586	16,191
Total assets	$11,237,092	$1,639,680

Liabilities, Preferred Stock, and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,297,197	$863,465
Accrued expenses and other current liabilities	667,757	706,964
Senior Secured Note - current net of $2,632,807 unamortized debt discount as of June 30, 2018	2,750,305	—
Series A Warrants derivative liability	—	761,123
Series A Convertible Preferred Stock conversion option derivative liability	—	212,217
Total current liabilities	4,715,259	2,543,769

Senior Secured Note, net of $3,244,274 unamortized debt discount as of December 31, 2017	—	1,944,268

Total liabilities	$4,715,259	$4,488,037

COMMITMENTS AND CONTINGENCIES (NOTE 9)

Series A Convertible Preferred Stock
Preferred stock, par value $0.001, 20,000,000 shares authorized; Series A Convertible Preferred Stock, par value $0.001, 0 shares and 249,667 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000,000 shares authorized;

Series B Convertible Preferred Stock, par value $0.001, 975,568 and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,707,244	—

Series A-1 Convertible Preferred Stock, par value $0.001, 0 and 357,259 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	1,032,650

Common stock, par value $0.001; 50,000,000 shares authorized, 26,509,654 and 14,551,234 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	26,510	14,551

Additional paid-in capital	31,384,984	14,012,053

Accumulated deficit	(26,524,851)	(17,907,611)
Total PAVmed Inc. Stockholders’ Equity (Deficit)	6,593,887	(2,848,357)

Noncontrolling interest in majority-owned subsidiary	(72,054)	—

Total Stockholders’ equity (deficit)	6,521,833	(2,848,357)

Total Liabilities, Series A Convertible Preferred Stock, and Stockholders’ Equity (Deficit)	$11,237,092	$1,639,680

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—

General and administrative expenses	1,590,656	1,319,692	2,971,823	2,819,244
Research and development expenses	1,148,129	701,740	1,710,664	1,358,453
Total operating expenses	2,738,785	2,021,432	4,682,487	4,177,697

Loss from operations	(2,738,785)	(2,021,432)	(4,682,487)	(4,177,697)

Other income (expense)
Interest expense	(500,304)	—	(1,000,608)	—

Series A and Series A-1 Exchange Offer - March 15, 2018 - excess of fair value of Series Z Warrants issued-upon-exchange of Series A-1 Warrants	—	—	(349,796)	—

Series W Warrants Exchange Offer - April 5, 2018 - excess of fair value of Series Z Warrants issued-upon-exchange of Series W Warrants	(766,456)	(766,456)	—

Modification of the Series Z Warrant Agreement	(1,140,995)	(1,140,995)	—

Loss on the issuance of Series A Preferred Stock Units issued in a private placement	—	—	—	(3,124,285)

Change in fair value of Series A Warrants derivative liability	—	748,423	(96,480)	1,534,820

Change in fair value of Series A Convertible Preferred Stock conversion option derivative liability	—	283,302	64,913	507,367

Other income (expense), net	(2,407,755)	1,031,725	(3,289,422)	(1,082,098)

Loss before income tax	(5,146,540)	(989,707)	(7,971,909)	(5,259,795)

Provision for income taxes	—	—	—	—

Net loss - before noncontrolling interest	(5,146,540)	(989,707)	(7,971,909)	(5,259,795)

Add back: Net loss attributable to noncontrolling interest	81,200	—	81,200	—

Net loss - attributable to PAVmed Inc.	(5,065,340)	(989,707)	(7,890,709)	(5,259,795)

Less: Series B Convertible Preferred Stock dividends	(63,623)	—	(74,029)	—
Less: Series A-1 Convertible Preferred Stock dividends	—	—	(25,148)	—
Less: Series A Convertible Preferred Stock dividends	—	(51,271)	(26,487)	(77,711)

Series A and Series A-1 Exchange Offer - March 15, 2018 - Series B Convertible Preferred Stock issued-upon-exchange of Series A Convertible Preferred Stock	—	—	(726,531)	—

Series A and Series A-1 Exchange Offer - March 15, 2018 - Series B Convertible Preferred Stock issued-upon-exchange of Series A-1 Convertible Preferred Stock	—	—	199,241	—

Net loss attributable to PAVmed Inc. common stockholders	$(5,128,963)	$(1,040,978)	$(8,543,663)	$(5,337,506)

Net loss per share - attributable to PAVmed Inc. - basic and diluted	$(0.26)	$(0.08)	$(0.44)	$(0.40)

Net loss per share - attributable to PAVmed Inc. common stockholders basic and diluted	$(0.27)	$(0.08)	$(0.48)	$(0.40)

Weighted average common shares outstanding - basic and diluted	19,289,874	13,331,211	17,924,632	13,331,052

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SERIES A CONVERTIBLE PREFERRED STOCK

and EQUITY (DEFICIT)

for the SIX MONTHS ENDED JUNE 30, 2018

(unaudited)

	PAVmed Inc. Stockholders
			PAVmed Inc. Stockholders’ Equity (Deficit)
	Series A		Series B		Series A-1
	Convertible		Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2017	249,667	$—	—	$—	357,259	$1,032,650	14,551,234	$14,551	$14,012,053	$(17,907,611)	$—	$(2,848,357)

Common stock issued in an underwritten public offering, net of offering cost							2,649,818	2,650	4,272,011			4,274,661

Equity Subscription Rights Offering, net of offering cost							9,000,000	9,000	9,199,326			9,208,326

Common stock issued upon exercise of warrants, net of offering costs							308,602	309	20,604			20,913

The March 15, 2018 Series A and Series A-1 Exchange Offer	(249,667)	—	975,568	1,707,244	(357,259)	(1,032,650)			1,406,640	(726,531)		1,354,703

The April 5, 2018 Series W Warrant Exchange Offer		—							766,456			766,456

Series Z Warrant Modification		—							1,140,995			1,140,995

Issue of shares of common stock of majority-owned subsidiary											1,812	1,812

Share subscription receivable											(943)	(943)

Stock-based compensation of PAVmed Inc									563,266			563,266

Stock-based compensation of majority-owned subsidiary									3,633		8,277	11,910

Net loss										(7,890,709)	(81,200)	(7,971,909)

Balance at June 30, 2018	—	$—	975,568	$1,707,244	—	$—	26,509,654	$26,510	$31,384,984	$(26,524,851)	$(72,054)	$6,521,833

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SERIES A CONVERTIBLE PREFERRED STOCK

and STOCKHOLDERS’ EQUITY (DEFICIT)

for the YEAR ENDED DECEMBER 31, 2017

(unaudited)

			PAVmed Inc. Stockholders’ Equity (Deficit)
	Series A		Series A-1
	Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2016	—	$—	—	$—	13,330,811	$13,331	$7,369,437	$(7,701,835)	$(319,067)

Series A Convertible Preferred Stock issued in a in a private placement	422,838	—							—

Series A-1 Convertible Preferred Stock and Series A-1 Warrants issued in a private placement			125,000	7,050			492,950		500,000

Series A Exchange Offer	(154,837)	—	232,259	843,100			1,347,082	(504,007)	1,686,175

Series A-1 Convertible Preferred Stock deemed dividend				182,500				(182,500)	—

Modification of Series A-1 Warrant Agreement							222,000		222,000

Series S Warrants issued in connection with Senior Secured Note payable							3.434,452		3,434,452

Common stock issued upon exercise of warrants					1,193,330	1,198	70,692		71,890

Common stock issued upon conversion of Series A Convertible Preferred Stock	(18,334)	—			22,093	22	27,313		27,335

Stock-based compensation							1,048,127		1,048,127

Net loss								(9,519,269)	(9,519,269)

Balance at December 31, 2017	249,667	$—	357,259	$1,032,650	14,551,234	$14,551	$14,012,053	$(17,907,611)	$(2,848,357)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss as reported, before noncontrolling interest	$(7,971,909)	$(5,259,795)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation expense	3,605	3,505
Stock-based compensation	575,176	526,980

Interest expense added to principal of Senior Secured Note	194,570	—
Amortization of discount - Senior Secured Note	611,467	—

Series A and Series A-1 Exchange Offer - March 15, 2018 - excess of fair value of Series Z Warrants issued issued-upon-exchange of Series A-1 Warrants	349,796	—

Series W Warrants Exchange Offer - April 5, 2018 - excess of fair value of Series Z Warrants issued-upon-exchange of Series W Warrants	766,456	—

Modification expense - Series Z Warrant	1,140,995	—

Loss on issuance of Preferred Stock Units	—	3,124,285
Change in fair value - Series A Warrants derivative liability	96,480	(1,534,820)
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability	(64,913)	(507,367)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,603	30,858
Accounts payable	432,792	703,076
Accrued expenses and other current liabilities	(38,267)	264,567
Net cash flows used in operating activities	(3,902,149)	(2,648,711)

Cash flows from investing activities
Purchase of equipment	—	(5,301)
Net cash flows used in investing activities	—	(5,301)

Cash flows from financing activities
Proceeds from issue of units in an equity subscription rights offering	9,437,000	—
Payment of offering costs - equity subscription rights offering	(228,674)	—

Proceeds from issue of common stock in an underwritten public offering	4,388,099	—
Payment of offering costs - underwritten public offering	(113,438)	—

Proceeds from issue of common stock of majority-owned subsidiary	869	—

Proceeds from issue of Series A Preferred Stock Units private placement	—	2,537,012
Payment of offering costs - Series A Preferred Stock Units private placement	—	(388,628)

Proceeds from common stock issued upon exercise of warrants, net	20,913	2,000
Net cash flows provided by financing activities	13,504,769	2,150,384

Net increase (decrease) in cash	$9,602,620	$(503,628)
Cash, beginning of period	1,535,022	585,680
Cash, end of period	$11,137,642	$82,052

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Description of the Business

PAVmed Inc. (“PAVmed” or the “Company”) is a highly-differentiated multi-product technology medical device company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization, employing a business model focused on capital efficiency and speed to market. The Company is focused on advancing its lead products towards regulatory approval and commercialization, protecting its intellectual property, and building its corporate infrastructure and management team. The Company was organized under the laws of the State of Delaware on June 26, 2014 (inception), originally under the name of PAXmed Inc., and on April 19, 2015, changed its name to PAVmed Inc. The Company operates in one segment as a medical device company.

Under a registration statement on Form S-1 (File No. 333-203569) declared effective January 29, 2016, the Company’s initial public offering (IPO) was consummated on April 28, 2016, resulting in $4.2 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses, from the issuance of 1,060,000 units at an offering price of $5.00 per unit, with each such unit comprised of one share of common stock of the Company and one warrant to purchase a share of common stock of the Company, with such warrant referred to as a “Series W Warrant” - see Note 14, Stockholders’ Equity and Warrants, for a discussion of the common stock of the Company and the Series W Warrant.

On May 8, 2018, Lucid Diagnostics Inc., a majority-owned subsidiary of the Company, was incorporated in the State of Delaware. On May 12, 2018, Lucid Diagnostics Inc. entered into the “EsoCheck™ License Agreement” with Case Western Reserve University (“CWRU”), with respect to the “EsoCheck™ Technology”. See Note 7, Agreements Related to Acquired Intellectual Property Rights, for a discussion of the “EsoCheck™ License Agreement” and corresponding “EsoCheck™ Technology”.

To date, the Company has not recognized revenue. The ability to generate revenue depends upon the Company’s ability to successfully complete the development, obtain regulatory approval, and to initiate commercialization of its product candidates. Currently, the Company’s activities are focused principally on obtaining FDA clearance and initializing commercialization of the lead product candidates, including CarpX™ and PortIO™, and to commence preparing the EsoCheckTM Technology for FDA submission, along with advancing the DisappEAR™ and NextFloTM product candidates through their respective research and development phase. The Company will also engage in research and development activities on other product candidates commensurate with the Company’s available capital resources. The Company plans to incur research and development expenses for the foreseeable future as its continues the development of its current and future product candidates.

The Company has financed its operations principally through the issuances of its common stock, preferred stock, warrants, and debt, including: proceeds from private offerings of its common stock and common stock purchase warrants prior to the April 8, 2016 closing of its IPO; proceeds from the April 28, 2016 closing of the IPO; and, subsequent issue of shares of convertible preferred stock and common stock purchase warrants in private placements, the issue of shares of common stock of the Company and common stock purchase warrants under effective registration statements; and the issue of a senior secured note along with common stock purchase warrants. See Note 12, Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants, for a further discussion of the issue of a senior secured note and common stock purchase warrants; Note 13, Preferred Stock, for a discussion of the convertible preferred stock; and Note 14, Stockholders’ Equity and Warrants, for a discussion of the issue common stock of the Company and common stock purchase warrants.

PAVmed Inc. and /or Lucid Diagnostics Inc. have proprietary rights to the trademarks used herein, including, among others, PAVmed™, Lucid Diagnostics™, Caldus™, CarpX™, DisappEAR™, EsoCheck™, NextCath™, NextFlo™, PortIO™, and “Innovating at the Speed of Life” ™, among others. Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of “™” and /or “®”, however, the absence of such marks is not intended to indicate, in any way, each of PAVmed Inc. and /or Lucid Diagnostics Inc. will not assert, to the fullest extent possible under applicable law, its rights or the rights to such trademarks and trade names.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The company holds a majority ownership interest and has controlling financial interest in Lucid Diagnostics Inc., with the corresponding noncontrolling interest included as a separate component of consolidated stockholders’ equity, including the recognition in the consolidated statement of the net loss attributable to the noncontrolling interest based on the noncontrolling interest ownership interest in Lucid Diagnostics Inc. See Note 14, Stockholders’ Equity and Warrants, for a discussion of the Company’s majority-owned subsidiary Lucid Diagnostics Inc. and the corresponding noncontrolling interest.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at such date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial information. Certain items have been reclassified to conform to the current period presentation.

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

The Company incurred a net loss attributable to PAVmed Inc. common stockholders of $8,543,663 and had net cash flows used in operating activities of $3,902,149 for the six months ended June 30, 2018. As of June 30, 2018, the Company had an accumulated deficit of $26,524,851, working capital of $3,876,440, with such working capital inclusive of the $5,383,112 principal balance of debt under the Sr Secured Note as of June 30, 2018, which is classified as a current liability in the accompanying June 30, 2018 unaudited condensed consolidated balance sheet as a result of its maturity date of June 30, 2019.

The Company anticipates incurring operating losses and does not expect to experience positive cash flows from operating activities and may continue to incur operating losses for the next several years as it completes the development of its products, seeks regulatory approvals and clearances of such products, and begin to commercially market such products. These factors, which have existed since inception, are expected to continue for the foreseeable future, and raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

The Company’s ability to fund its operations is dependent upon management’s plans, which include raising additional capital, refinance the debt upon maturity obtaining regulatory approvals for its products currently under development, commercializing and generating revenues from products currently under development, and continuing to control expenses. However, there is no assurance the Company will be successful in these efforts.

A failure to raise sufficient capital, refinance the debt upon maturity, obtain regulatory approvals and clearances for the Company’s products, generate sufficient product revenues, or control expenditures, among other factors, will adversely impact the Company’s ability to meet its financial obligations as they become due and payable and to achieve its intended business objectives, and therefore, raises substantial doubt of the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

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

Note 2 — Summary of Significant Accounting Policies (continued)

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

Patent Costs and Purchased Patent License Rights

Patent related costs in connection with filing and prosecuting patent applications and patents filed by the Company are expensed as incurred and are included in the line item captioned “general and administrative expenses” in the accompanying unaudited condensed consolidated statements of operations. Patent fee reimbursement expense incurred under the patent license agreement agreements are included in the line item captioned “research and development expenses” in the accompanying unaudited condensed consolidated statements of operations. The purchase of patent license rights for use in research and development activities, including product development, are expensed as incurred and are classified as research and development expense.

Note 2 — Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

Stock-based awards are made to employees, members of its board of directors, and non-employees, under each of the PAVmed Inc. 2014 Long-Term Incentive Equity Plan and the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan. Stock-based awards to employees and members of the Company’s board of directors are accounted for in accordance with FASB ASC Topic 718, Stock Compensation, (“ASC 718”) and stock-based awards to non-employees are accounted for in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). See herein below for a discussion of “ASU 2018-07” with respect to ASC 505-50 non-employee stock-based compensation.

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

On June 20, 2018, the FASB issued its Accounting Standards Update (“ASU”) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07), which, upon the effective date, will result in non-employee stock-based compensation to be within the scope of ASC-718, and will supersede ASC 505-50. A principal change of the new guidance is to eliminate the ASC 505-50 required periodic fair value remeasure (“mark-to-market”) and use of the “contractual term” as an input to the Black-Scholes option pricing model to calculated the estimated fair value of stock options issued to non-employees, in favor of the ASC 718 one-time measurement of the grant date fair value and use of an “expected term” as such valuation input, for non-employee stock-based compensation expense, as is currently done for employee stock-based compensation expense.

The amended ASC-718 non-employee stock-based compensation provisions are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, and for all other companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606). With respect to the Company and its majority-owned subsidiary, the amended ASC-718 non-employee stock-based compensation provisions are required to be adopted by no later than January 1, 2020, resulting from the Company’s “JOBS Act EGC Election” as discussed herein above. Additionally, the Company, under its “JOBS Act EGC Election”, is required to adopt ASC 606 by no later than January 1, 2019, which is the current required adoption date of ASC 606 for private companies. As such, at this time, the Company and its majority-owned subsidiary continue to apply the guidance of ASC-505-50 with respect to non-employee stock-based compensation, subject-to the future adoption date(s) of ASC-606 and the ASU 2018-07 amended ASC 718.

Note 2 — Summary of Significant Accounting Policies (continued)

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

As of June 30, 2018 and December 31, 2017, the carrying values of cash, accounts payable, and accrued expenses, approximate their respective fair value due to the short-term nature of these financial instruments.

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

Note 2 — Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method, as required by FASB ASC Topic 740, Income Taxes, (ASC 740). Current tax liabilities or receivables are recognized for the amount of taxes estimated to be payable or refundable for the current year. Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, along with net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. See Note 6, Income Taxes, for a discussion of the “Tax Cuts and Jobs Act of 2017”, enacted on December 22, 2017, which resulted in a change to future years’ statutory federal corporate tax rate applicable to taxable income. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of June 30, 2018 and December 31, 2017.

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2018 the Company does not have any unrecognized tax benefits resulting from uncertain tax positions.

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. There were no amounts accrued for penalties or interest as of June 30, 2018 and December 31, 2017 or recognized during the three or six months ended June 30, 2018 and 2017. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

Net Loss Per Share

The net loss per share is computed by dividing each of the respective net loss by the number of “basic weighted average common shares outstanding” and diluted weighted average shares outstanding” for the reporting period indicated. The basic weighted-average shares common shares outstanding are computed on a weighted average based on the number of days the shares of common stock of the Company are issued and outstanding during the respective reporting period indicated. The diluted weighted average common shares outstanding are the sum of the basic weighted-average common shares outstanding plus the number of common stock equivalents’ incremental shares on an if-converted basis, computed using the treasury stock method, computed on a weighted average based on the number of days potentially issued and outstanding during the period indicated, if dilutive. The Company’s common stock equivalents include: stock options, unit purchase options, convertible preferred stock, and common stock purchase warrants.

Notwithstanding, as the Company has a net loss for each reporting period presented, each of the basic and diluted net loss per share for each period presented is computed using only the basic weighted average common shares outstanding for each respective reporting period, as the inclusion of common stock equivalents incremental shares would be anti-dilutive.

Accordingly, as presented in the accompanying unaudited condensed consolidated statement of operations, basic weighted average common shares outstanding are used to compute the basic and diluted net loss per share attributable to PAVmed Inc. and the basic and diluted net loss per share attributable to PAVmed Inc. common stockholders, for each reporting period presented.

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

In August 2016, the FASB issued ASU 2016-15, which amended the guidance of FASB ASC Topic 230, Statement of Cash Flows (ASC 230) on the classification of certain cash receipts and payments. The primary purpose of ASU 2016-15 is to reduce the diversity in practice which has resulted from a lack of consistent principles on this topic, including to add or clarify guidance on eight specific cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The adoption of this guidance as of January 1, 2018 did not have an effect on the Company’s unaudited condensed consolidated financial statements.

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

Note 3 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	June 30, 2018	December 31, 2017
Security deposits	$14,250	$14,250
Prepaid insurance	2,323	33,175
Advanced payments to suppliers	70,291	41,042
Total prepaid expenses and other current assets	$86,864	$88,467

Note 4 — Equipment, Net

	June 30, 2018	December 31, 2017
Research and development equipment	$13,656	$13,656
Computer equipment	13,438	13,438
Equipment, gross	27,094	27,094
Less: accumulated depreciation	(14,508)	(10,903)
Equipment, net	$12,586	$16,191

Depreciation expense of $1,802 and $3,605 was recognized for the three and six months ended June 30, 2018, respectively, and $1,803 and $3,505 for the three and six months ended June 30, 2017, respectively.

Note 5 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	June 30, 2018	December 31, 2017
Bonus	$78,529	$459,451
Payroll	145,937	125,088
Vacation	53,991	28,722
EsoCheck™ License Agreement fee	222,553	—
Fees - board of directors	72,500	82,500
Operating expenses	94,247	11,203
Total accrued expenses and other current liabilities	$667,757	$706,964

At June 30, 2018, the accrued bonus represents the estimated amount recognized on a pro rata basis during 2018 of the guaranteed bonus payment to the Company’s Chief Executive Officer (“CEO”) under the CEO Employment Agreement. At December 31, 2017, the accrued bonus represents the guaranteed bonus payment to the Company’s Chief Executive Officer (“CEO”) under the CEO Employment Agreement and discretionary bonus payments to other employees.

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

The accrued board of director fees at June 30, 2018 and December 31, 2017 represent amounts payable to all non-executive members of the board of directors, including $5,000 and $10,000 payable to each of two former board members deemed to be a related party, as of June 30, 2018 and December 31, 2017, respectively.

The EsoCheck™ License Agreement fee is the remaining unpaid balance of such fee incurred in connection with the EsoCheck™ License Agreement, as discussed herein above in Note 7, Agreements Related to Acquired Intellectual Property Rights.

Note 6 — Income Taxes

In the three and six months ended June 30, 2018 and 2017, the Company recognized a deferred tax benefit which was fully offset by a corresponding valuation allowance.

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of June 30, 2018 and December 31, 2017.

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

The “Tax Cuts and Jobs Act of 2017” (Public Law No. 115-97), enacted on December 22, 2017, is a comprehensive revision to federal tax law which makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss (“NOL”) carryforwards created in tax years beginning after December 31, 2017; and limitations on the deductibility of certain executive compensation.

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

The Tax Cuts and Jobs Act of 2017 impact on the tax provision of the Company for year ending December 31, 2017, resulted in the Company recognizing the provisional impact of the revaluation of deferred tax assets and deferred tax liabilities to 21% from 35%, resulting in an estimated $1.6 million tax expense, which was fully offset by a credit in the same amount resulting from the corresponding change in the valuation allowance applied to the net deferred tax assets.

The Company files income tax returns in the United States in federal and applicable state and local jurisdictions. The Company’s tax filings for the years 2016, 2015 and for its initial period of operations from June 26, 2014 (inception) through December 31, 2014, each remain subject to examination by taxing authorities.

Note 7 — Agreements Related to Acquired Intellectual Property Rights

Patent License Agreement - Case Western Reserve University - EsoCheck™ Technology

On May 12, 2018, Lucid Diagnostics Inc., a majority-owned subsidiary of the Company, entered into a patent license agreement with Case Western Reserve University (“CWRU”), referred to herein as the “EsoCheck™ License Agreement”. See Note 14, Stockholders’ Equity and Warrants, for a discussion of the Company’s majority-owned subsidiary Lucid Diagnostics Inc. and the corresponding noncontrolling interest.

The EsoCheck™ License Agreement provides for the exclusive worldwide license of the intellectual property rights for the proprietary technology of both: the esophageal balloon cell sample collection device (referred to herein as the EsoCheck™ Cell Sample Collection Device) and DNA biomarkers (referred to herein as the EsoCheck™ DNA Biomarkers), and together are collectively referred to as the EsoCheck™ Technology.

Under the EsoCheck™ License Agreement, Lucid Diagnostics Inc. will pay to CWRU approximately $273,000 as reimbursement of CWRU accumulated costs incurred to develop patents related to the intellectual property of the EsoCheck™ Technology - with such amount referred to herein as the EsoCheck™ License Agreement fee. The EsoCheck™ License Agreement required an initial $50,000 payment and recurring quarterly payments of $50,000 until such fee is paid-in-full, provided, however, the commencement of such quarterly payments is subject to Lucid Diagnostics Inc. consummation of a bona fide financing with an unrelated third-party in excess of $500,000. The Company provided the funding for the payment of the $50,000 initial payment to CWRU, with such amount to be repaid by Lucid Diagnostics Inc. upon the consummation of the aforementioned financing transaction.

On the effective date of the EsoCheck™ License Agreement, the EsoCheck™ License Agreement fee was recognized as a current period research and development expense in the unaudited condensed statement of operations, with the remaining unpaid balance included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheet. The EsoCheck™ License Agreement was determined not to be meet the “business combination” criteria under FASB ASC Topic 805, Business Combinations (“ASC 805”), as such license agreement did not meet the ASC 805 definition of a business, as the transaction resulted in an intangible asset of acquired intellectual property rights only, and the Company did not acquire any employees or tangible assets, or any processes, protocols, or operating systems. Accordingly, the transaction was determined to be to be an asset acquisition under ASC 805. Further, the cost of the acquired intellectual property rights were recognized as a current period research and development expense, as required under ASC Topic 730, Research and Development (ASC 730), as the acquired intellectual property rights were purchased from others for use in a research and development activity, and for which there are no alternative future uses.

Additionally, the EsoCheck™ License Agreement also provides for potential payments upon the achievement of certain product development and regulatory clearance milestones. If Lucid Diagnostics does not meet certain milestones listed in the EsoCheck™ License Agreement, then CWRU has the right, in its sole discretion, to require the Company to transfer to CWRU a percentage, varying up to 100%, of the shares of common stock of Lucid Diagnostics Inc. held by the Company. Lucid Diagnostics Inc. will also be required to pay a minimum annual royalty commencing the year after the first commercial sale of products resulting from the commercialization of the EsoCheck™ Technology, with the minimum amount rising based on net sales of such product(s), if any. Such contingent milestone and /or royalty payments, if any, will be recognized in the period in which such liabilities are incurred.

The EsoCheck™ License Agreement terminates upon the expiration of certain related patents, or on May 12, 2038 in countries where no such patents exist, or upon expiration of any exclusive marketing rights granted by the FDA or other U.S. government agency, whichever comes later.

Additionally, the three physician inventors of the EsoCheck™ Technology, each entered into consulting agreements with Lucid Diagnostics Inc. to continue to support the development of the EsoCheck™ Technology. In addition to cash compensation based on a contractual rate per hour, additional compensation under each such consulting agreement includes: the grant of stock options under the Lucid Diagnostics Inc 2018 Long-Term Incentive Equity Plan to each individual to purchase 100,000 shares of common stock of Lucid Diagnostics Inc. at an exercise price of $0.50 per share of common stock of Lucid Diagnostics Inc.; and, the grant under the PAVmed Inc. 2014 Long-Term Incentive Plan of stock options to each individual to purchase 25,000 shares of PAVmed Inc. common stock at an exercise price of $1.59 per share of common stock of PAVmed Inc. See Note 10, Stock-Based Compensation, for information regarding the “PAVmed Inc. 2014 Long-Term Incentive Plan” and the separate “Lucid Diagnostics Inc 2018 Long-Term Incentive Equity Plan”, with respect to the stock options granted as discussed above.

Note 7 — Agreements Related to Acquired Intellectual Property Rights (continued)

Patent License Agreement - Case Western Reserve University - EsoCheck™ Technology (continued)

In June 2018, Lucid Diagnostics Inc. entered into a contract development and manufacturing organization (CDMO) agreement with an unrelated third-party for the supply of the “EsoCheck™ Cell Sample Collection Device”, principally for use in research and development activities - referred to herein as the EsoCheck™ Cell Sample Collection Device CDMO Supply Agreement. Such EsoCheck™ Cell Sample Collection Device CDMO Supply Agreement contains a firm price per unit, a contractual device purchase minimum quantity, is cancellable with 10 day notice, among other routine and customary provisions. With respect to the contractual device purchase minimum quaintly, if Lucid Diagnostics Inc. terminates the EsoCheck™ Cell Sample Collection Device CDMO Supply Agreement without “good reason”, as defined, prior to placing purchase orders for 5,000 units of the EsoCheck™ Cell Sample Collection Device, then Lucid Diagnostics Inc. will make a single one-time $50,000 payment to the unrelated third-party CDMO. The minimum quantity contingent payment, if any, will be recognized as a current period expense when such liability is incurred.

In June 2018 Lucid Diagnostics Inc. entered into a separate consulting agreement with the owner of the CDMO discussed above, with the sole compensation under such consulting agreement being the June 2018 issue of 75,000 Lucid Diagnostics Inc. stock options with an exercise price of $1.00 per share of common stock of Lucid Diagnostics Inc. See Note 10, Stock-Based Compensation, for information regarding the separate “Lucid Diagnostics Inc 2018 Long-Term Incentive Equity Plan”.

Patent License Agreement - Tufts University - Antimicrobial Resorbable Ear Tubes

In November 2016, the Company executed a Patent License Agreement (the “Tufts Patent License Agreement”) with Tufts University and its co-owners, the Massachusetts Eye and Ear Infirmary and Massachusetts General Hospital (the “Licensors”). Pursuant to the Tufts Patent License Agreement, the Licensors granted the Company the exclusive right and license to certain patents in connection with the development and commercialization of antimicrobial resorbable ear tubes based on a proprietary aqueous silk technology conceived and developed by the Licensors.

Upon execution of the Tufts Patent License Agreement, the Company paid the Licensors an upfront non-refundable fee of $50,000, with such fee recognized as of the transaction date as a current period research and development expense in the unaudited condensed statement of operations. The Tufts Patent License Agreement was determined not to be meet the “business combination” criteria under FASB ASC Topic 805, Business Combinations (“ASC 805”), as such license agreement did not meet the ASC 805 definition of a business, as the transaction resulted in an intangible asset of acquired intellectual property rights only, and the Company did not acquire any employees or tangible assets, or any processes, protocols, or operating systems. Accordingly, the transaction was determined to be to be an asset acquisition under ASC 805. Further, the cost of the acquired intellectual property rights were recognized as a current period research and development expense, as required under ASC Topic 730, Research and Development (ASC 730), as the acquired intellectual property rights were purchased from others for use in a research and development activity, and for which there are no alternative future uses.

The Tufts Patent License Agreement also provides for potential payments from the Company to the Licensors upon the achievement of certain product development and regulatory clearance milestones as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents. The Company will recognize as a current period expense for contingent milestone payments or royalties in the period in which such liabilities are incurred. Patent fee reimbursement under the Tufts Patent License Agreement recognized as research and development expense was $25,876 and $61,713 in the three and six months ended June 30, 2018, respectively, and $0 and $20,551 in the three and six months ended June 30, 2017, respectively.

Note 8 — Related Party Transactions

Effective October 2015, the Company entered into a three-year management services agreement with HCP/Advisors LLC, an affiliate of a former director of the Company, wherein HCP/Advisors LLC is to provide the Company with certain management services, including without limitation, identifying potential corporate opportunities, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers, and other advisory services as may be mutually agreed upon. Pursuant to such agreement with HCP/Advisors LLC, the Company paid HCP/Advisors LLC an initial first month’s fee of $35,000 commencing as of November 1, 2015, and thereafter, a monthly fee of $25,000 through October 31, 2018. The Company incurred an expense of $75,000 and $150,000 in each of the three and six months ended June 30, 2018 and 2017, respectively, included in “general and administrative expenses” in the accompanying unaudited condensed consolidated statements of operations.

Effective September 2016, the Company and HCFP/Strategy Advisors LLC, an affiliate of certain former directors and current officers of the Company, entered into a management consulting agreement referred to as the “HCFP Strategic Advisory Agreement”, which expired on May 14, 2017, as discussed below. Under the HCFP Strategic Advisory Agreement, HCFP/Strategy Advisors LLC had been engaged for an initial term of five months from September 14, 2016 to February 14, 2017, to provide various management consulting advisory services, including: to provide strategic business planning, to identify and assist with potential sources of financing arrangements, to promote the Company to various potential investors, and to provide strategic advisory services as reasonably requested by the Company. The HCFP Strategic Advisory Agreement provided for an initial total fee of $110,000, with $30,000 paid upon execution of the agreement and four payments of $20,000 per month from October 2016 to January 2017. Subsequently, on February 17, 2017, the Company and HCFP/Strategy Advisors LLC executed an extension of the HCFP Strategic Advisory Agreement, effective as of February 15, 2017, extending the services from February 15, 2017 to May 14, 2017, and obligating the Company to make payments of $20,000 per month in each of February, March, and April 2017. The Company did not further renew the HCFP Strategic Advisory Agreement after its May 14, 2017 expiration date. Previously, at December 31, 2016, the Company recognized a $10,000 estimated accrued expense liability for HCFP/Strategy Advisors LLC asserted out-of-pocket expenses under the HCFP Strategic Advisory Agreement in effect as of December 31, 2016, with such estimated accrued expense liability reversed as of June 30, 2017, as supporting documentation had not been provided by HCFP/Strategy Advisors LLC. Accordingly, as of June 30, 2017, the Company had made all contractually obligated payments, and disclaimed any further payment obligations, under the HCFP Strategic Advisory Agreement.

Separately, at June 30, 2017, the Company recognized a $10,000 accrued expense liability in connection with a HCFP/Strategy Advisors LLC vendor invoice dated June 30, 2017 in the amount of $10,000 for professional services fees related to separate discrete discussions between the Company’s management and HCFP /Strategy Advisors LLC conducted between the period of May 15, 2017 to May 31, 2017 regarding corporate matters. Such discussions were separate and apart from the previously expired HCFP Strategic Advisory Agreement. The Company incurred total expense of $20,000 and $80,000 in the three and six months ended June 30, 2017, respectively, under the HCFP Strategic Advisory Agreement and the discrete invoice dated June 30, 2017, each as noted above, which is included in “General and administrative expenses” in the accompanying unaudited condensed consolidated statements of operations.

Previously, in January 2017, the Company entered into an agreement with Xzerta Trading LLC d/b/a HCFP/Capital Markets (“HCFP/Capital Markets”), an affiliate of certain former directors and current officers of the Company, which has since expired, for HCFP/Capital Markets to be the Company’s exclusive placement agent for the Series A Preferred Stock Units private placement transaction (“the HCFP/Capital Markets Placement Agent Agreement”), wherein, HCFP/Capital Markets was paid a fee of $177,576 representing 7.0% of the gross proceeds realized in such offering, with such fee included in the line item captioned “Loss on issuance of Series A Preferred Stock Units issued in a private placement” as a component of other income (expense) in the accompanying unaudited condensed consolidated statements of operations. See Note 13, Preferred Stock, for a further discussion of the Series A Preferred Stock Units private placement.

Previously, effective June 30, 2017, the Company and Michael J. Glennon, Vice Chairman and member of the board of directors, agreed to terminate the consulting agreement in effect since October 1, 2016, under which Mr. Glennon agreed to provide us with services and advice relating to the successful development and commercialization of medical device products. Effective as of December 31, 2016, Mr. Glennon waived his right to compensation under the consulting agreement for the year ended December 31, 2016, and, effective as of March 31, 2017, Mr. Glennon further waived his right to compensation under the consulting agreement for the six months ended June 30, 2017.

Previously, effective November 2016, the Company entered into a consulting agreement with Patrick Glennon, a related-party as the brother of Michael J. Glennon, Vice Chairman and a member of the Company’s board of directors (the “Patrick Glennon Consulting Agreement”), wherein, Mr. Patrick Glennon will provide consulting support and advice with respect to the development and commercialization of resorbable ear tubes. The sole compensation for such services is the issuance on November 28, 2016 of stock options to purchase 20,000 shares of the Company’s common stock, with an exercise price of $9.50 per share, and vesting ratably on a quarterly basis commencing December 31, 2016 and ending on September 30, 2019.

Note 9 — Commitments and Contingencies

Lease

The Company’s corporate office lease is on a month-to-month basis, with a 5% per annum increase in the monthly lease payment effective February 1 of each year, and the lease agreement may be cancelled with three months written notice. Total rent expense incurred under the corporate office space lease arrangement was $31,421 and $62,344 for the three and six months ended June 30, 2018, respectively, and $41,362 and $83,488 for the three and six months ended June 30, 2017, respectively. At June 30, 2018, the Company’s future minimum lease payments totaled $128,303 for the period July 1, 2018 to June 30, 2019, with respect to such lease arrangement on a month-to-month basis.

Legal Proceedings

On July 2, 2018, a former financial advisor to the Company filed a complaint in New York State court of a claim of breach of contract based on the Company’s purported failure to pay certain compensation claimed to be owed to the former financial advisor and seeking monetary damages to be determined at trial of not less than $125,400. The Company believes the claim is without merit and intends to vigorously defend itself. The outcome of this claim and /or a reasonable estimate of an amount to be paid by the Company, if any, is highly uncertain at this time, and, therefore, the Company has not recognized a provision for such contingent loss in the unaudited condensed consolidated financial statements as of June 30, 2018 with respect to this particular matter. Notwithstanding, if in the future the outcome of the matter is probable and a reasonable estimated loss, such loss will be recognized as an accrued expense liability in such future period.

In the ordinary course of our business, particularly as we begin commercialization of our products, the Company may be subject to certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. Except as otherwise noted herein, the Company does not believe it is currently a party to any other pending legal proceedings. Notwithstanding, legal proceedings are subject-to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows.

Nasdaq Notice

On July 3, 2018, Nasdaq notified the Company it had regained compliance with Nasdaq Capital Market Listing Rules. Previously, on March 5, 2018, the Nasdaq Listing Qualifications Department notified the Company it did not comply with certain Listing Rules of the Nasdaq Capital Market, including Listing Rule 5550(b)(2) with respect to a $35 million market value of listed securities. On June 27, 2018, the Company filed with the SEC a Form 8-K, disclosing the Company believed it was in compliance with Nasdaq’s continued listing standards, including Listing Rule 5550(b)(1), with respect to a minimum $2.5 million stockholders’ equity, as a result of the approximate $9.2 million of net cash proceeds realized in the Company’s “June 12, 2018 Equity Subscription Rights Offering” transaction. See Note 14, Stockholders’ Equity and Warrants, for a discussion of the Company’s “June 12, 2018 Equity Subscription Rights Offering” transaction.

Note 9 — Commitments and Contingencies (continued)

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

Note 10 — Stock-Based Compensation

PAVmed Inc. 2014 Long-Term Incentive Equity Plan

The PAVmed Inc. 2014 Long-Term Incentive Equity Plan (the “PAVmed Inc. 2014 Stock Plan”), adopted by the Company’s board of directors and stockholders in November 2014, is designed to enable the Company to offer employees, officers, directors, and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The types of awards that may be granted under the PAVmed Inc. 2014 Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the compensation committee of the Company’s board of directors. Stock options outstanding under the PAVmed Inc. 2014 Stock Plan is summarized as follows:

		Weighted
	Number	Average	Aggregate
	Stock	Exercise	Intrinsic
PAVmed Inc. 2014 Stock Plan	Options	Price	Value[1]
Outstanding at December 31, 2017	1,936,924	$5.19
Granted	1,340,216	$2.11
Exercised	—	$—
Forfeited	(195,108)	$5.00
Outstanding at June 30, 2018	3,082,032	$3.86	$—
Vested and exercisable at June 30, 2018	1,352,517	$4.68	$—
Unvested at June 30, 2018	1,729,515	$3.15	$—

[1]	The aggregate intrinsic value is computed as the difference between the quoted price of the PAVmed Inc. common stock on June 30, 2018 and the exercise price of the underlying PAVmed Inc. stock options, to the extent such quoted price is greater than the exercise price.

As of June 30, 2018, under the PAVmed Inc. 2014 Stock Plan, the weighted average remaining contractual term was 8.6 years for stock options outstanding and 8.0 years for stock options vested and exercisable.

As noted above, during the six months ended June 30, 2018, an aggregate of 1,340,216 stock options were granted under the PAVmed Inc. 2014 Stock Plan, each with a ten year contractual term from date-of-grant, including:

●	January 2018 - 175,000 PAVmed Inc. stock options were granted to the Company’s VP Technology and Product Development, having an exercise price of $2.96 per share of common stock of PAVmed Inc. and vesting ratably on a quarterly basis over a three year period commencing March 31, 2018 and ending December 31, 2020;

●	February 2018 - a total of 500,000 PAVmed Inc. stock options were granted to non-executive members of the Company’s board of directors, and a total of 590,216 PAVmed Inc. stock options were granted to employees, each having an exercise price of $2.01 per share of common stock of PAVmed Inc. and vesting ratably on a quarterly basis over a three year period commencing March 31, 2018 and ending December 31, 2020; and,

●	May 2018 - a total of 75,000 PAVmed Inc. stock options were granted, including 25,000 stock options granted to each of the three non-employee “EsoCheck™ Technology” physician inventors under each of their respective consulting agreements with Lucid Diagnostics Inc., having an exercise price of $1.59 per share of common stock of PAVmed Inc. and vesting ratably on a quarterly basis over a three year period commencing June 30, 2018 and ending March 31, 2021. See Note 7, Agreements Related to Acquired Intellectual Property Rights, for a discussion of the “EsoCheck™ Technology” and the corresponding “EsoCheck™ License Agreement” between Lucid Diagnostics Inc. and Case Western Reserve University and the consulting agreements between the three individual physicians and Lucid Diagnostics Inc.

Subsequently, in July 2018, 195,108 PAVmed Inc. stock options were granted to the Company’s Chief Commercial Officer, having an exercise price of $1.58 per share of common stock of PAVmed Inc. and vesting ratably on a quarterly basis over a three year period commencing September 30, 2018 and ending June 30, 2021. Additionally, in February 2018, a total of 195,108 previously granted PAVmed Inc. stock options were forfeited in connection with the resignation of two members from the Company’s board of directors.

A total of 2,951,081 shares of common stock of the Company are reserved for issuance under the PAVmed Inc. 2014 Stock Plan. In this regard, as of June 30, 2018, 369,903 shares of common stock of the Company were available for grant under the PAVmed Inc. 2014 Stock Plan, with such number of shares available for grant excluding PAVmed Inc. stock options granted outside the PAVmed Inc. 2014 Stock Plan, including 250,000 in 2017 and 250,854 in 2016.

Note 10 — Stock-Based Compensation (continued)

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan

In addition to the PAVmed Inc. 2014 Stock Plan, as discussed above, effective May 12, 2018, the Company’s majority-owned subsidiary Lucid Diagnostics Inc. has a separate 2018 Long-Term Incentive Equity Plan (the “Lucid Diagnostics Inc. 2018 Stock Plan”), designed to enable Lucid Diagnostics Inc. to offer employees, officers, directors, and consultants, as defined, an opportunity to acquire shares of common stock of Lucid Diagnostics Inc. The types of awards that may be granted under the Lucid Diagnostics Inc. 2018 Stock Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Lucid Diagnostics Inc. board of directors. The following table summarizes information about stock options outstanding under the Lucid Diagnostics Inc. 2018 Stock Plan for the period presented below:

		Weighted
	Number	Average
	Stock	Exercise
Lucid Diagnostics Inc. 2018 Stock Plan	Options	Price
Outstanding at December 31, 2017	—	$—
Granted	375,000	$0.60
Exercised	—	$—
Forfeited	—	$
Outstanding at June 30, 2018	375,000	$0.60
Vested and exercisable at June 30, 2018	25,000	$0.50
Unvested at June 30, 2018	350,000	$0.61

At June 30, 2018, under the Lucid Diagnostics Inc. 2018 Stock Plan, the weighted average remaining contractual term was 9.9 years for both stock options outstanding and stock options vested and exercisable.

As noted above, during the six months year ended June 30, 2018, an aggregate of 375,000 Lucid Diagnostics Inc. stock options were granted under the Lucid Diagnostics Inc. 2018 Stock Plan, each with a ten year contractual term from date-of-grant, including:

●	May 2018 - 100,000 Lucid Diagnostics Inc. stock options were granted to each of the three non-employee “EsoCheck™ Technology” physician inventors under their respective consulting agreements with Lucid Diagnostics Inc., having an exercise price of $0.50 per share of common stock of Lucid Diagnostics Inc. and vesting ratably on a quarterly basis over a three year period commencing June 30, 2018 and ending March 31, 2021. See Note 7, Agreements Related to Acquired Intellectual Property Rights, for a discussion of the “EsoCheck™ Technology” and the corresponding “EsoCheck™ License Agreement” between Lucid Diagnostics Inc. and Case Western Reserve University; and the consulting agreements between the three individual physicians and Lucid Diagnostics Inc; and,

●	June 2018 - 75,000 Lucid Diagnostics Inc. stock options were granted as sole compensation under a consulting agreement between Lucid Diagnostics Inc. and the unrelated third party owner of the manufacturing firm of the “EsoCheck™ Cell Sample Collection Device CDMO Supply Agreement”, having an exercise price of $1.00 per share of common stock of Lucid Diagnostics Inc. and vesting ratably on a quarterly basis over a three year period commencing September 30, 2018 and ending June 30, 2021. See Note 7, Agreements Related to Acquired Intellectual Property Rights, for a discussion of each of the separate consulting agreement and the EsoCheck™ Cell Sample Collection Device CDMO Supply Agreement.

A total of 2,000,000 shares of common stock of Lucid Diagnostics Inc. are reserved for issuance under the Lucid Diagnostics Inc. 2018 Stock Plan. In this regard, as of June 30, 2018, 1,625,000 shares of common stock of Lucid Diagnostics Inc. were available for grant under the Lucid Diagnostics Inc. 2018 Stock Plan.

Note 10 — Stock-Based Compensation (continued)

Stock-Based Compensation Expense

The stock-based compensation expense related to stock options granted to employees and directors is based on the grant-date fair value, and for stock options granted to non-employees is based on the vesting date fair value, with the expense recognized on a straight-line basis over the award’s requisite service period. Stock-based compensation expense recognized for both the PAVmed Inc. 2014 Stock Plan and the Lucid Diagnostics Inc, 2018 Stock Plan, for the periods indicated, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
General and administrative expenses	$233,962	$223,735	$453,356	$466,187
Research and development expenses	69,928	30,565	121,820	60,793
Total	$303,890	$254,300	$575,176	$526,980

The stock-based compensation expense recognized in the unaudited condensed consolidated financial statements includes: $3,633 recognized by Lucid Diagnostics Inc. with respect to stock options granted under the PAVmed Inc. 2014 Stock Plan to non-employees providing services to Lucid Diagnostics Inc., and $8,277 recognized by Lucid Diagnostics Inc. with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Stock Plan to non-employees providing services to Lucid Diagnostics Inc. - with each such stock based compensation expense classified in research and development expense in the three and six months ended June 30, 2018. There was no such Lucid Diagnostics Inc. recognized stock-based compensation expense for the prior year periods.

As of June 30, 2018, under the PAVmed Inc. 2014 Stock Plan, total unrecognized stock-based compensation expense of approximately $1.8 million is expected to be recognized over the weighted average remaining requisite service period of 1.7 years; and, under the Lucid Diagnostics Inc. 2018 Stock Plan, total unrecognized stock-based compensation expense of approximately $0.1 million is expected to be recognized over the weighted average remaining requisite service period of 2.8 years.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted under both the PAVmed Inc. 2014 Stock Plan and the Lucid Diagnostics Inc. 2018 Stock Plan, which requires the Company to make certain estimates and assumptions, with the weighted-average valuation assumptions for stock-based awards, as follows: weighted-average risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with the assumed expected option term; expected term of stock options represents the period of time stock options are expected to be outstanding, which for employees is the expected term derived using the simplified method and for non-employees is the contractual term; expected stock price volatility is based on historical stock price volatilities of similar entities within the Company’s industry over the period commensurate with the expected term of the stock option; and, expected dividend yield is based on annual dividends of $0.00 as the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

Stock-based compensation expense recognized for stock options granted to employees and members of the board of directors under the PAVmed Inc. 2014 Stock Plan during the six months ended June 30, 2018 and 2017, was based on a weighted average fair value of $1.23 per share and $1.55 per share, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Six Months Ended June 30,
	2018	2017
Risk free interest rate	2.0%	1.5%
Expected term of stock options (in years)	5.8	5.8
Expected stock price volatility	50%	50%
Expected dividend yield	0%	0%

Stock-based compensation expense recognized for stock options granted to non-employees under the PAVmed Inc. 2014 Stock Plan during the six months ended June 30, 2018 and 2017, was based on a weighted average fair value of $1.96 per share and $3.86 per share, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Six Months Ended June 30,
	2018	2017
Risk free interest rate	2.6%	2.1%
Expected term of stock options (in years)	9.0	9.2
Expected stock price volatility	60%	60%
Expected dividend yield	0%	0%

Note 10 — Stock-Based Compensation (continued)

Stock-Based Compensation Expense (continued)

Stock-based compensation expense recognized for stock options granted to non-employees under the Lucid Diagnostics Inc. 2018 Stock Plan during the six months ended June 30, 2018, was based on a weighted average fair value of $0.30 per share, calculated using the following weighted average Black-Scholes valuation model assumptions:

Six Months Ended
June 30, 2018
Risk free interest rate	2.9%
Expected term of stock options (in years)	9.9
Expected stock price volatility	63%
Expected dividend yield	0%

There was no such Lucid Diagnostics Inc. 2018 Stock Plan stock-based compensation expense for the prior year period.

Note 11 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liabilities as of June 30, 2018 and December 31, 2017, are summarized in the fair value hierarchy table, as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using(1)
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
June 30, 2018(2)
Series A Warrants derivative liability	$—	$—	$—	$—
Series A Convertible Preferred Stock conversion option derivative liability	—	—	—	—
Totals	$—	$—	$—	$—

December 31, 2017
Series A Warrants derivative liability	$—	$—	$761,123	$761,123
Series A Convertible Preferred Stock conversion option derivative liability	—	—	212,217	212,217
Totals	$—	$—	$973,340	$973,340

(1)	As noted above, as presented in the fair value hierarchy table, Level-1 represents quoted prices in active markets for identical items, Level-2 represents significant other observable inputs, and Level-3 represents significant unobservable inputs.

(2)	The Series A Warrants derivative liability and the Series A-1 Convertible Preferred Stock conversion option derivative liability were fully extinguished on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, as discussed herein below.

The Series A Preferred Stock Units issued in a private placement in the three months ended March 31, 2017 were each comprised of one share of Series A Convertible Preferred Stock and one Series A Warrant, wherein, at the option of their respective holder, may be converted into /exercised for shares of common stock of the Company. See Note 13, Preferred Stock, for a further discussion of the Series A Preferred Stock Units private placement and the Series A Convertible Preferred Stock, and, Note 14, Stockholders’ Equity and Warrants, for a further discussion of the Series A Warrants.

The Series A Warrant and the Series A Convertible Preferred Stock conversion option were each determined to be a derivative liability under FASB ASC Topic 815, Derivative and Hedging (ASC 815), as the Series A Convertible Preferred Stock common stock exchange factor denominator and the Series A Warrant exercise price are each subject to potential adjustment resulting from future financing transactions, under certain conditions, along with certain other provisions which may result in required or potential full or partial cash settlement. Through the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer discussed herein below, the respective Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability were each classified as a current liability in the unaudited condensed consolidated balance sheet, and each were initially measured at estimated fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations.

The number of Series A Warrants and shares of Series A Convertible Preferred Stock issued and outstanding as of June 30, 2018 is as follows:

		Series A
	Series A	Convertible
Issued and Outstanding - June 30, 2018	Warrants	Preferred Stock
Issued and outstanding as of December 31, 2017	268,001	249,667
Series A and Series A-1 Exchange Offer - March 15, 2018	(268,001)	(249,667)
Issued and outstanding as of June 30, 2018	—	—

As of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer discussed below, there were no issued and outstanding Series A Warrants and shares of Series A Convertible Preferred Stock, as each were fully exchanged for shares Series B Convertible Preferred Stock and Series Z Warrants, respectively.

Note 11 — Financial Instruments Fair Value Measurements (continued)

The reconciliation of each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability as of June 30, 2018 is as follows:

		Series A
		Convertible
	Series A	Preferred Stock
Derivative Liability - June 30, 2018	Warrants	Conversion Option
Balance at December 31, 2017	$761,123	$212,217
Change in fair value - March 15, 2018 Exchange Date	(246,561)	(64,913)
Series A and Series A-1 Exchange Offer - March 15, 2018	(514,562)	(147,304)
Balance at June 30, 2018	$—	$—

As noted above, the Series A Warrants derivative liability and the Series A-1 Convertible Preferred Stock conversion option derivative liability were each initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value recognized as other income or expense.

The Series A Warrants derivative liability and the Series A-1 Convertible Preferred Stock conversion option derivative liability were fully extinguished on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer discussed below. Accordingly, the final estimated fair value of each respective derivative liability was as of the March 15, 2018 Exchange Date, with such change in estimated fair value resulting in the respective recognition of income of $246,561 and $64,913, with a corresponding decrease in each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability, respectively, during the six months ended June 30, 2018.

The number of Series A Warrants and shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2017 is as follows:

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

The reconciliation of each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability as of December 31, 2017 is as follows:

		Series A
		Convertible
		Preferred Stock
Derivative Liability - December 31, 2017	Series A Warrants	Conversion Option
Balance at December 31, 2016	$—	$—
Initial fair value on dates of issuance	4,050,706	1,221,963
Change in fair value	(1,942,501)	(643,318)
Conversion of Series A Convertible Preferred Stock	—	(27,335)
Series A Exchange Offer - November 17, 2017	(1,347,082)	(339,093)
Balance at December 31, 2017	$761,123	$212,217

The change in estimated fair value resulted in the respective recognition of income of $1,942,501 and $643,318, with a corresponding decrease in each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability, respectively, during the year ended December 31, 2017.

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

Fair Value Assumptions Series A Warrants Derivative Liability	March 15, 2018(1)	December 31, 2017
Calculated aggregate estimated fair value	$514,562	$761,123
Series A Warrants outstanding	268,001	268,001
Value of common stock	$1.70	$2.29
Exercise price per share - Series A Warrant	$6.61	$6.61
Exercise price per share - Series X Warrant	$6.00	$6.00
Expected term (years)	6.1	6.3
Volatility	59%	55%
Risk free rate	2.7%	2.2%
Dividend yield	0%	0%

Fair Value Assumptions Series A Convertible Preferred Stock Conversion Option Derivative Liability	March 15, 2018(1)	December 31 2017
Calculated aggregate estimated fair value	$147,304	$212,217
Series A Convertible Preferred Stock shares	249,667	249,667
Value of common stock	$1.70	$2.29
Common stock exchange factor numerator	$6.00	$6.00
Common stock exchange factor denominator	$4.97	$4.97
Expected term (years)	6.1	6.3
Volatility	59%	55%
Risk-free interest rate	2.7%	2.2%
Dividend yield	0%	0%

(1)	As the Series A Warrants and shares of Series A Convertible Preferred Stock were each fully exchanged on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, the final estimated fair value of each respective derivative liability was as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer discussed below.

Series A and Series A-1 Exchange Offer - Series B Convertible Preferred Stock and Series Z Warrants - March 15, 2018

On March 15, 2018, the “Series A and Series A-1 Exchange Offer” was completed, with such exchange offer offered to and accepted by all holders of both the Series A Convertible Preferred Stock and Series A Warrants, and the Series A-1 Convertible Preferred Stock and Series A-1 Warrants, was as follows: one share of Series A Convertible Preferred Stock exchanged for two shares of Series B Convertible Preferred Stock, and one Series A Warrant exchanged for five Series Z Warrants; and one share of Series A-1 Convertible Preferred Stock exchanged for 1.33 shares of Series B Convertible Preferred Stock, and one Series A-1 Warrant exchanged for five Series Z Warrants - referred to as the “Series A and Series A-1 Exchange Offer” and the “March 15, 2018 Exchange Date”.

On the March 15, 2018 Exchange Date: (i) a total of 975,568 shares of Series B Convertible Preferred Stock were issued, including 499,334 shares of Series B Convertible Preferred Stock issued-upon-exchange of 249,667 shares of Series A Convertible Preferred Stock and 476,234 shares of Series B Convertible Preferred Stock issued-upon-exchange of 357,259 shares of Series A-1 Convertible Preferred Stock; and, (ii) a total of 2,739,190 Series Z Warrants were issued, including 1,340,005 Series Z Warrants issued-upon-exchange of 268,001 Series A Warrants and 1,399,185 Series Z Warrants issued-upon-exchange of 279,837 Series A-1 Warrants.

Consequently, as of the March 15, 2018 Exchange Date, there were no issued and outstanding shares of Series A Convertible Preferred Stock and Series A Warrants, nor shares of Series A-1 Convertible Preferred Stock and Series A-1 Warrants, as each were fully exchanged for shares of Series B Convertible Preferred Stock and Series Z Warrants, respectively. Additionally, each of the Series A Warrants and the Series A-1 Convertible Preferred Stock conversion option derivative liability were fully extinguished as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer.

Note 11 — Financial Instruments Fair Value Measurements (continued)

Series A and Series A-1 Exchange Offer - March 15, 2018 -

Series B Convertible Preferred Stock Issued Upon Exchange of Series A Convertible Preferred Stock

Series Z Warrants Issued Upon Exchange Of Series A Warrants

As noted above, the Series A and Series A-1 Exchange Offer resulted in the extinguishment of: 249,667 shares of Series A Convertible Preferred Stock along with the corresponding (bifurcated) conversion option derivative liability, and, 268,001 Series A Warrants, resulting from the issue-upon-exchange of: 499,334 shares of Series B Convertible Preferred Stock and 1,340,005 Series Z Warrants, respectively, each as discussed herein below.

Series A and Series A-1 Exchange Offer - March 15, 2018

Series B Convertible Preferred Stock Issued Upon Exchange of Series A Convertible Preferred Stock

The estimated fair value of the consideration given of $873,835 of the issued 499,334 shares of Series B Convertible Preferred Stock, as compared to the extinguishment of both the (temporary equity) carrying value of 249,667 shares of Series A Convertible Preferred Stock and the estimated fair value of the corresponding conversion option derivative liability of $147,304, resulted in an excess of $726,531 recognized as a deemed dividend charged to accumulated deficit on the March 15, 2018 Exchange Date, with such deemed dividend included as a component of “net loss attributable to PAVmed Inc. common stockholders”, summarized as follows:

Series B Convertible Preferred Stock Issued-Upon-Exchange Series A Convertible Preferred Stock and Conversion Option Derivative Liability Extinguished Deemed Dividend Charged to Accumulated Deficit	Series A Series A-1 Exchange Offer March 15, 2018 Exchange Date
Fair value - 499,334 shares of Series B Convertible Preferred Stock issued	$873,835
Less: fair value - Series A Convertible Preferred Stock conversion option derivative liability extinguished	147,304
Less: carrying value - 249,667 shares of Series A Convertible Preferred Stock exchanged	—
Deemed dividend charged to accumulated deficit	$726,531

The March 15, 2018 Exchange Date estimated fair value of $873,835 of the 499,334 shares of Series B Convertible Preferred Stock issued-upon-exchange of 249,667 Series A Convertible Preferred Stock was computed using a combination of the present value of its cash flows using a synthetic credit rating analysis’ required rate of return and the Black-Scholes option pricing model, using the following assumptions:

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

Note 11 — Financial Instruments Fair Value Measurements (continued)

Series A and Series A-1 Exchange Offer - March 15, 2018

Series B Convertible Preferred Stock Issued Upon Exchange of Series A Convertible Preferred Stock (continued)

The Series A Convertible Preferred Stock was classified in temporary equity in the unaudited condensed consolidated balance sheet and has a carrying value of $0 resulting from the issuance date initial fair values of the Series A Warrant derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability being in excess of the Series A Preferred Stock Units private placement issuance gross proceeds, with such excess recognized as a current period loss in the unaudited condensed consolidated statement of operations. See Note 13, Preferred Stock, for a further discussion of the Series A Preferred Stock Units private placement and the Series A Convertible Preferred Stock.

Series A and Series A-1 Exchange Offer - March 15, 2018 -

Series Z Warrants Issued Upon Exchange of Series A Warrants

The March 15, 2018 Exchange Date fair value adjustment of the Series A Warrants derivative liability resulted in the recognition of a net expense of $96,480 comprised of: (i) income of $246,561 upon such warrant derivative liability being adjusted to its March 15, 2018 Exchange Date estimated fair value of $514,562, as noted above, and (ii) an expense of $343,041 resulting from the difference in estimated fair value of the consideration given of $857,603 of the 1,340,005 Series Z Warrants issued-upon-exchange of the 268,001 Series A Warrants, as compared to the March 15, 2018 estimated fair value of $514,562 of such Series A Warrants derivative liability extinguished upon the exchange for such Series Z Warrants, summarized as follows:

			Fair Value
			Change
			Series A
		Series Z	Warrant
		Warrants	Derivative
	Series A	Additional	Liability
	Warrants	Paid In	Other
Series Z Warrants Issued Upon Exchange of Series A-1 Warrants - March 15, 2018	Derivative Liability	Capital Equity	Income (Expense)
Series A Warrants derivative liability - December 31, 2017	$761,123	$—	$—
Change in fair value - March 15, 2018 Exchange Date	(246,561)		246,561
Sub-Total: Series A Warrants derivative liability - March 15, 2018 Exchange Date	514,562	—	246,561
Series Z Warrants issued-upon-exchange of Series A Warrants	(514,562)	857,603	(343,041)
Totals - Series Z Warrants issued-upon-exchange of Series A Warrants	$—	$857,603	$(96,480)

The March 15, 2018 Exchange Date estimated fair value of $857,603 of the 1,340,005 Series Z Warrants issued upon the exchange of 268,001 Series A Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumptions Series Z Warrants issued upon exchange of Series A Warrants	March 15, 2018 Exchange Date
Aggregate fair value	$857,603
Series Z Warrants issued upon exchange of Series A Warrants	1,340,005
Exercise price per share - Series Z Warrant	$3.00
Value of common stock	$1.70
Expected term (years)	6.1
Volatility	59%
Risk free rate	2.7%
Dividend yield	0%

Note 11 — Financial Instruments Fair Value Measurements (continued)

Series A and Series A-1 Exchange Offer - March 15, 2018 -

Series B Convertible Preferred Stock Issued Upon Exchange of Series A-1 Convertible Preferred Stock

Series Z Warrants Issued Upon Exchange of Series A-1 Warrants

As noted above, the Series A and Series A-1 Exchange Offer resulted in the extinguishment of: 357,259 shares of Series A-1 Convertible Preferred Stock and, 279,837 Series A-1 Warrants, resulting from the issue-upon-exchange of 476,234 shares of Series B Convertible Preferred Stock and 1,399,185 Series Z Warrants, respectively, each as discussed herein below.

Series A and Series A-1 Exchange Offer - March 15, 2018

Series B Convertible Preferred Stock Issued Upon Exchange of Series A-1 Convertible Preferred Stock

The fair value of the consideration given of the issued 476,234 shares of Series B Convertible Preferred Stock was less than the carrying value of the equity-classified Series A-1 Convertible Preferred Stock, resulting in an increase to additional paid in capital of $199,241 on the March 15, 2018 Exchange Date, with such amount included as a component of “net loss attributable to PAVmed Inc. common stockholders”, summarized as follows:

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

Series A
Series A-1
Fair Value Assumptions	Exchange Offer
Series B Convertible Preferred Stock - issued upon exchange of Series A-1 Convertible Preferred Stock	March 15, 2018 Exchange Date
Aggregate fair value	$833,410
Series B Convertible Preferred Stock shares	476,234
Required rate of return	27.0%
Common stock conversion factor numerator	$3.00
Common stock conversion factor denominator	$3.00
Value of common stock	$1.70
Expected term (years)	6.1
Volatility	59%
Risk free rate	2.7%
Dividend yield	0%

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

Note 11 — Financial Instruments Fair Value Measurements (continued)

Series A Exchange Offer - November 17, 2017

On the November 17, 2017 Exchange Date the “Series A Exchange Offer” was completed, wherein the 28 holders of the Series A Convertible Preferred Stock and Series A Warrants were offered an exchange of one share Series A Convertible Preferred Stock to be exchanged for the receipt of 1.5 shares of Series A-1 Convertible Preferred Stock, and, one Series A Warrant to be exchanged for the receipt of one Series A-1 Warrant, resulting in 13 holders accepting the Series A Exchange Offer. On the November 17, 2017 Exchange Date, 154,837 shares of Series A Convertible Preferred Stock were exchanged for 232,259 shares of Series A-1 Convertible Preferred Stock, and 154,837 Series A Warrants were exchanged for 154,837 Series A-1 Warrants, resulting in the extinguishment of a corresponding number of shares of Series A Convertible Preferred Stock and the (bifurcated) Series A Convertible Preferred Stock conversion option derivative liability, and, a corresponding number of Series A Warrants derivative liability.

Series A Exchange Offer - November 17, 2017

Series A-1 Convertible Preferred Stock Issued Upon Exchange of Series A Convertible Preferred Stock

The fair value of the consideration given in the form of the issue of 232,259 shares of Series A-1 Convertible Preferred Stock, with such fair value recognized as the carrying value of such issued shares of Series A-1 Convertible Preferred Stock, as compared to the extinguishment of both the carrying value of the Series A Convertible Preferred Stock and the fair value of the corresponding conversion option derivative liability, resulted in an excess of fair value of $504,007 recognized as a deemed dividend charged to accumulated deficit in the unaudited condensed consolidated balance sheet on the November 17, 2017 Exchange Date, with such deemed dividend included as a component of “net loss attributable to PAVmed Inc. common stockholders”, summarized as follows:

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

Fair Value Assumptions -
Series A-1 Convertible Preferred Stock issued upon exchange of Series A Convertible Preferred Stock	November 17, 2017 Exchange Date
Aggregate fair value	$843,100
Series A-1 Convertible Preferred Stock shares	232,259
Required rate of return	27.0%
Common stock conversion factor numerator	$4.00
Common stock conversion factor denominator	$4.00
Value of common stock	$4.33
Expected term (years)	6.45
Volatility	53%
Risk free rate	2.2%
Dividend yield	0%

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

Note 11 — Financial Instruments Fair Value Measurements (continued)

Series A Exchange Offer - November 17, 2017 (continued)

Series A-1 Convertible Preferred Stock Issued Upon Exchange of Series A Convertible Preferred Stock (continued)

The Series A Convertible Preferred Stock is classified in temporary equity in the unaudited condensed consolidated balance sheet and has a carrying value of $0 resulting from the issuance date initial fair values of the Series A Warrant derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability being in excess of the Preferred Stock Units private placement issuance gross proceeds, with such excess recognized as a current period loss in the unaudited condensed consolidated statement of operations. See Note 13, Preferred Stock, for a further discussion of the Series A Preferred Stock Units private placement and the Series A Convertible Preferred Stock.

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

Note 11 — Financial Instruments Fair Value Measurements (continued)

Non-recurring Fair Value Measurements

In addition to the Series A and Series A-1 Exchange Offer (March 15, 2018), the Series A Exchange Offer (November 17, 2017), and the conversion of shares of Series A Convertible Preferred Stock (November and December 2017), each as discussed above, the other issue-date and /or date -of-occurrence non-recurring estimated fair values include: the Series W Warrants Exchange Offer (April 5, 2018), the Series Z Warrant exercise price adjustment modification expense (June 1, 2018), the Senior Secured Note and Series S Warrants issued in connection with the Note and Security Purchase Agreement between the Company and Scopia Holdings LLC (July 3, 2017); the Series A-1 Convertible Preferred Stock and Series A-1 Warrants issued in the Series A-1 Preferred Stock Units private placement (August 4, 2017); and, the Series A-1 Warrants Amendment No. 1 modification expense (October 18, 2017) - with each utilizing the Company’s common stock price along with certain Level 3 inputs, as discussed below, in the development of discounted cash flow analyses and /or Black-Scholes valuation models. Further information regarding these non-recurring estimated fair values are discussed in: Note 12, Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants; Note 13, Preferred Stock, and, Note 14, Stockholders’ Equity and Warrants.

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

Note 12 — Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants

The Company and Scopia Holdings LLC (“Scopia” or the “Lender”) entered into a Note and Security Purchase Agreement, wherein the Company issued to Scopia and its designees, a Senior Secured Note with an initial principal of $5.0 million (“Senior Secured Note”), and 2,660,000 Series S Warrants to purchase a corresponding number of shares of common stock of the Company, upon Scopia delivering to the Company $4.8 million in net cash proceeds on July 3, 2017. The aggregate remaining unpaid principal balance of the Senior Secured Note, as discussed herein below, is due on June 30, 2019.

The Senior Secured Note bears interest at a fixed annual rate of 15.0%, with interest payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing December 30, 2017 (“15% interest expense”). The Company may elect, at its sole discretion, to defer payment of up to 50% of the semi-annual 15% interest expense due, with such deferred amount added to the outstanding interest-bearing principal balance of the Senior Secured Note. In this regard, as of June 30, 2018 and December 31, 2017, the Senior Secured Note principal balance is $5,383,112 and $5,188,542, respectively, with each such principal amount comprised of the initial principal of $5.0 million and the deferred semi-annual interest.

The Senior Secured Note and the Series S Warrants are freestanding financial instruments, as the Series S Warrants were immediately legally detachable from the Senior Secured Note and were immediately exercisable. The Series-S Warrants are classified as equity in the unaudited condensed consolidated balance sheet. See Note 14, Stockholders’ Equity and Warrants, for a further discussion of the Series S Warrants.

The $4,842,577 of cash proceeds, which are net of the Lender’s issue costs, have been allocated to the Senior Secured Note and the Series S Warrants based on their respective relative fair value, as discussed below, resulting in an allocation of $1,408,125 to the Senior Secured Note and $3,434,452 to the Series S Warrants, with the resulting difference of $3,591,875 between the Senior Secured Note initial principal amount and the allocated amount accounted for as debt discount, amortized as interest expense over the term of the Senior Secured Note. The Senior Secured Note remaining unamortized debt discount is $2,632,807 as of June 30, 2018 and $3,244,274 as of December 31, 2017.

The Senior Secured Note interest expense recognized includes both the 15% interest expense and the amortization of the debt discount, and amounted to $500,304 and $1,000,608, including, $305,733 and $611,467 of amortized debt discount, in the three and six months ended June 30, 2018, respectively. There was no such interest expense in the prior year periods.

At the discretion of the Company, the aggregate principal balance of the Senior Secured Note and any earned and unpaid interest may be repaid at any time without penalty or premium. Additionally, under the Senior Secured Note, if at the Company’s discretion, it sells its PortIO™ Product - i.e. the implantable intraosseous vascular access device - then the Senior Secured Note holders’ may require the Company to repay the then outstanding aggregate principal amount of the Senior Secured Note, in whole or in part, together with any accrued interest thereon, from the net cash proceeds of such PortIO™ Product sale, provided such principal and interest repayment is limited to the amount of the net cash proceeds from such PortIO™ Product sale.

The Note and Security Purchase Agreement with Scopia contains various customary negative covenants of the Company including restrictions on the Company incurring any additional indebtedness or liens or declaring or paying any dividends, subject to certain exceptions provided for in the Note and Security Purchase Agreement with Scopia, while any amount under the Senior Secured Note remains outstanding. Additionally, the Note and Security Purchase Agreement with Scopia also contains certain affirmative covenants of the Company, including, among others:

●	If the PortIO™ Product obtains initial FDA 510(k) clearance, then, commencing four months after such FDA 510(k) clearance, the Company will use its reasonable best efforts to attempt to sell the PortIO™ Product on commercially reasonable terms for an amount not less than $10.0 million. If the net cash proceeds are $10.0 million or greater from such PortIO™ product sale, and there are no continuing obligations imposed on the Company, which would constitute an undue burden on the Company, resulting from such PortIO™ Product sale transaction, then the Senior Secured Note holders may request the Company to repay the then aggregate remaining unpaid principal balance of the Senior Secured Note. Notwithstanding, as the FDA has indicated the PortIO™ Product will be reviewed for approval and clearance under a regulatory pathway other than a 510(k) clearance, such Note and Securities Purchase Agreement provision is not operative;

●	As noted herein above, the Company’s CEO agreed to the payment of a reduced salary of $4,200 per month for the period July 1, 2017 through January 31, 2018, with such earned but unpaid salary to be paid to the CEO only upon the Senior Secured Note first being repaid-in-full. The earned but unpaid salary has been recognized as an accrued salary expense liability of $145,937 and $125,088 as of June 30, 2018 and December 31, 2017, respectively.

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

Payment of all amounts due and payable under the Senior Secured Note are guaranteed by the Company, and the obligations under the Senior Secured Note are secured by all of the assets of the Company pursuant to the terms of a Note and Guaranty Security Agreement. The Lender may transfer or assign all or any part of the Senior Secured Note to any person with the prior written consent of the Company, provided no consent shall be required from the Company for any transfer to an affiliate of the Lender, or upon the occurrence and during the continuance of an Event of Default, as defined in the Senior Secured Note. Notwithstanding, the Company obtained from Scopia a waiver of compliance with the “subsidiary guaranty” provision with respect to the Company’s majority-owned subsidiary Lucid Diagnostics Inc., and, with respect of Case Western Reserve University (“CWRU”), under the “EsoCheck™ License Agreement”, having the right, in its sole discretion, to require the Company to transfer to CWRU a percentage, varying up to 100%, of the shares of common stock of Lucid Diagnostics Inc. held by the Company, if Lucid Diagnostics does not meet certain milestones listed in the EsoCheck™ License Agreement. See Note 7, Agreements Related to Acquired Intellectual Property Rights, for information regarding the “EsoCheck™ License Agreement”.

The Senior Secured Note had an estimated fair value of $4.8 million as of June 30, 2018 and $4.6 million as of December 31. 2017. The Senior Secured Note issue-date fair value of $4.1 million was estimated using a discounted cash flow analysis with a required rate of return of 25.5%, with such rate of return determined through a synthetic credit rating analysis involving a comparison of market yields on publicly-traded secured corporate debentures with characteristics similar to those of the Senior Secured Note. The Series S Warrants issue-date fair value of $10.0 million was estimated using a Black-Scholes valuation model using the following assumptions:

Issue
Series S Warrants	Date
Exercise price per share	$0.01
Value of common stock	$4.50
Expected term (years)	15.0
Volatility	48%
Risk free rate	2.4%
Dividend yield	0%

Note 13 — Preferred Stock

The Company is authorized to issue 20 million shares of its preferred stock, par value of $0.001 per share, with such designation, rights, and preferences as may be determined from time-to-time by the Company’s board of directors.

As of June 30, 2018, 975,568 shares of Series B Convertible Preferred Stock (classified in permanent equity) were issued and outstanding, as discussed below, and as of December 31, 2017, there were 249,667 shares of Series A Convertible Preferred Stock (classified in temporary equity), and 357,259 shares of Series A-1 Convertible Preferred Stock (classified in permanent equity), were each issued and outstanding. As discussed below, as of December 31, 2017, there were no shares of Series B Convertible Preferred Stock issued and outstanding, and as of June 30, 2018, there were no shares of Series A Convertible Preferred Stock nor Series A-1 Convertible Preferred Stock issued and outstanding.

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

On November 17, 2017 the “Series A Exchange Offer” was completed, with such exchange offer accepted by 13 of the total 28 holders of the Series A Convertible Preferred Stock and Series A Warrants, wherein: one share of Series A Convertible Preferred Stock was exchanged for 1.5 shares of Series A-1 Convertible Preferred Stock, and, one Series A Warrant for one Series A-1 Warrant - referred to herein as the “Series A Exchange Offer” and the “November 17, 2017 Exchange Date”. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the November 17, 2017 Series A Exchange Offer.

On the November 17, 2017 Exchange Date: (i) 232,259 shares of Series A-1 Convertible Preferred Stock were issued-upon-exchange of 154,837 shares of Series A Convertible Preferred Stock, and 154,837 Series A-1 Warrants were issued-upon-exchange of 154,837 Series A Warrants. Additionally, in November and December 2017, a total of 18,334 shares of Series A Convertible Preferred Stock were converted into a total of 22,093 shares of common stock - resulting in 249,667 shares of Series A Convertible Preferred Stock (classified in temporary equity), and 357,259 shares of Series A-1 Convertible Preferred Stock (classified in permanent equity), and 268,001 Series A Warrants, and 279,837 Series A-1 Warrants - each issued and outstanding as of December 31, 2017.

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

On the March 15, 2018 Exchange Date: (i) a total of 975,568 shares of Series B Convertible Preferred Stock were issued, including 499,334 shares of Series B Convertible Preferred Stock issued-upon-exchange of 249,667 shares of Series A Convertible Preferred Stock and 476,234 shares of Series B Convertible Preferred Stock issued-upon-exchange of 357,259 shares of Series A-1 Convertible Preferred Stock; and, (ii) a total of 2,739,190 Series Z Warrants were issued, including 1,340,005 Series Z Warrants issued-upon-exchange of 268,001 Series A Warrants and 1,399,185 Series Z Warrants issued-upon-exchange of 279,837 Series A-1 Warrants.

Consequently, as of the March 15, 2018 Exchange Date, there were no issued and outstanding shares of Series A Convertible Preferred Stock and Series A Warrants, nor shares of Series A-1 Convertible Preferred Stock and Series A-1 Warrants, as each were fully extinguished on the March 15, 2018 Exchange Date upon exchanges for shares of Series B Convertible Preferred Stock (classified in permanent equity) with respect to the Series A and Series A-1 Convertible Preferred Stock, and Series Z Warrants with respect to the Series A and Series A-1 Warrants. each as discussed herein below. Additionally, each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability were fully extinguished as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding each such derivative liability.

Note 13 — Preferred Stock (continued)

Series B Convertible Preferred Stock

As discussed above, as of June 30, 2018, 975,568 shares of Series B Convertible Preferred Stock (classified in permanent equity) were issued and outstanding, upon being issued on the March 15, 2018 Exchange Date, as discussed herein above. Subsequently, in July 2018, at the holders election, a total of 33,325 shares of Series B Convertible Preferred Stock were converted into a corresponding number of shares of common stock of the Company. The Series B Convertible Preferred Stock has a par value of $0.001 per share, no voting rights, a stated value of $3.00 per share, and is immediately convertible upon its issuance. At the holders’ election, a share of Series B Convertible Preferred Stock is convertible into a number of shares of common stock of the Company at a common stock conversion exchange factor equal to a numerator of $3.00 and a denominator of $3.00, with such denominator not subject to further adjustment, except for the effect of stock dividends, stock splits or similar events affecting the Company’s common stock. The Series B Convertible Preferred Stock shall not be redeemed for cash and under no circumstances shall the Company be required to net cash settle the Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is equity-classified and measured at its issue date estimated fair value on the March 15, 2018 Exchange Date. See Note 11, Financial Instruments Fair Value Measurements, for a discussion of the issue date estimated fair value of the Series B Convertible Preferred Stock.

The Series B Convertible Preferred Stock provides for dividends at a rate of 8% per annum based on the stated value of the Series B Convertible Preferred Stock, with such dividends compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s board of directors. The Series B Convertible Preferred Stock dividends from April 1, 2018 through October 1, 2021 are payable-in-kind (“PIK”) in additional shares of Series B Convertible Preferred Stock. The dividends may be settled after October 1, 2021, at the option of the Company, through any combination of the issuance of additional Series B Convertible Preferred Stock, shares of common stock, and /or cash payment. As of June 30, 2018, Series B Convertible Preferred Stock dividends totaling $318,023, or a payment-in-kind of 106,045 shares of Series B Convertible Preferred Stock, with such total dividends inclusive of $243,994 of aggregate dividends through the March 15, 2018 Exchange Date related to the previously held and exchanged Series A and Series A-1 Convertible Preferred Stock, with such amount transferred to the respective holders’ Series B Convertible Preferred Stock dividend balances. As of June 30, 2018, such Series B Convertible Preferred Stock dividends are cumulatively earned, accumulated, and in arrears, as the Company’s board of directors had not declared such dividends payable, and, therefore, such dividends were not recognized as a dividend payable liability in the accompanying unaudited condensed consolidated balance sheet. Subsequently, in August 2018, the Company’s board of directors declared a Series B Convertible Preferred Stock dividend of $318,023 to be settled by the issue of 106,045 shares of Series B Convertible Preferred Stock in accordance with the PAVmed Inc. Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock. Such Series B Convertible Preferred Stock dividends are included in the calculation of basic and diluted net loss attributable to PAVmed Inc. common stockholders as applicable for each of the periods presented.

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

At the election of their respective holder, a share of Series A Convertible Preferred Stock was convertible into a number of shares of common stock of the Company at a prescribed common stock exchange factor, and, a Series A Warrant is exercisable for one share of common stock of the Company, or may be exchanged for four Series X Warrants, with each such Series X Warrant exercisable for one share of common stock of the Company. See Note 14, Stockholders Equity and Warrants, for further information with respect to the Series A Warrants, and the Series X Warrants.

Note 13 — Preferred Stock (continued)

Series A Preferred Stock Units Private Placement (continued)

The Series A Warrant and the Series A Convertible Preferred Stock conversion option were each determined to be a derivative liability under FASB ASC 815, as discussed below. The issuance of the Series A Preferred Stock Units resulted in the recognition of a loss of $3,124,285, resulting from the aggregate initial fair value of each of the Series A Warrant and the Series A Convertible Preferred Stock conversion option derivative liability, being in excess of the gross proceeds of the Series A Preferred Stock Units private placement, with such excess amounting to $2,735,657, recognized as a current period expense, along with offering costs of $388,628, which were also recognized as a current period expense, as follows:

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

Series A Convertible Preferred Stock

As discussed herein above, a total of 422,838 shares of Series A Convertible Preferred Stock were previously issued in the Series A Preferred Stock private placement in the three months ended March 31, 2017. The November 17, 2017 Series A Exchange Offer discussed herein above, resulted in 154,837 shares of Series A Convertible Preferred Stock exchanged for the issue of 154,837 shares of Series A-1 Convertible Preferred Stock. Additionally, in November and December 2017, at each of the respective holders election, a total of 18,334 shares of Series A Convertible Preferred Stock were converted into a total of 22,093 shares of common stock of the Company. Accordingly, as of December 31, 2017, there were 249,667 shares of Series A Convertible Preferred Stock issued and outstanding.

The Series A and Series A-1 Exchange Offer executed on March 15, 2018 discussed herein above, resulted in 249,667 shares of Series A Convertible Preferred Stock being exchanged for the issue of 499,334 shares of Series B Convertible Preferred Stock. Accordingly, as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, there were no issued and outstanding shares of Series A Convertible Preferred Stock, as they were fully exchanged for shares Series B Convertible Preferred Stock.

See herein above for further information regarding the Series B Convertible Preferred Stock. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding both the March 15, 2018 Series A and Series A-1 Exchange Offer and the November 17, 2017 Series A Exchange Offer.

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

Note 13 — Preferred Stock (continued)

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

The Series A Convertible Preferred Stock provided for dividends at a rate of 8% per annum based on the stated value of the Series A Convertible Preferred Stock, with such dividends compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s board of directors. The Series A Convertible Preferred Stock dividends from April 1, 2017 through April 1, 2021 were payable-in-kind (“PIK”) in additional shares of Series A Convertible Preferred Stock. Upon the closing of the Series A and Series A-1 Exchange Offer on the March 15, 2018 Exchange Date, cumulative aggregate earned undeclared Series A Convertible Preferred Stock dividends of $139,058 were transferred to the respective holders’ Series B Convertible Preferred Stock dividend balances, with such balance transferred inclusive of $26,487 earned for the period January 1, 2018 through the March 15, 2018 Exchange Date. In the prior year period, Series A Convertible Preferred Stock dividends of $51,271 and $77,711 for the three and six months ended June 30, 2017, respectively, were earned and undeclared. The Series A Convertible Preferred Stock dividends for each respective period were earned, accumulated, and in arrears, as the Company’s board of directors had not declared such dividends payable, and, therefore, such dividends are not recognized as a dividend payable liability in the unaudited condensed consolidated balance sheet until declared by the Company’s board of directors. Notwithstanding, the Series A Convertible Preferred Stock dividends earned and undeclared for the three and six months ended June 30, 2018 and 2017, are included in the calculation of basic and diluted net loss attributable to PAVmed Inc. common stockholders for each respective period.

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

Note 13 — Preferred Stock (continued)

Series A-1 Preferred Stock Units Private Placement

On August 4, 2017, the Company entered into a Securities Purchase Agreement pursuant to which the Company may issue up to an aggregate of $600,000 (subject to increase) of Series A-1 Preferred Stock Units at a price of $4.00 per unit, in a private placement transaction (Series A-1 Preferred Stock Units private placement). On the August 4, 2017 closing date of the Series A-1 Preferred Stock Units private placement, a total of 125,000 Series A-1 Preferred Stock Units were issued for cash proceeds of $500,000 - the Company did not incur placement agent fees in connection with the Series A-1 Preferred Stock Units private placement. The Series A-1 Preferred Stock Unit was comprised of one share of Series A-1 Convertible Preferred Stock and one Series A-1 Warrant, and at their issuance were immediately separable, and each was immediately convertible and exercisable, respectively.

At the election of their respective holder, a share of Series A-1 Convertible Preferred Stock is convertible into one share of common stock of the Company at a prescribed common stock exchange factor, and, a Series A-1 Warrant is exercisable for one share of common stock of the Company or may be exchanged for four Series X-1 Warrants or five Series W Warrants, with each such warrant exercisable for one share of common stock of the Company - each as more fully described herein below.

On October 18, 2017, the Series A-1 Convertible Preferred Stock holders unanimously approved Amendment No. 1 to Series A-1 Preferred Stock Units private placement transaction documents (“Series A-1 Amendment No. 1), wherein, a Series A-1 Warrant may be exchanged for four Series X-1 Warrants or exchanged for five Series W Warrants. See herein below for a discussion of the expense recognized resulting from the Series A-1 Amendment No. 1 modification to provide for the additional exchange of one Series A-1 Warrant for five Series W Warrants. The Series X-1 Warrants replaced the previous election to exchange one Series A-1 Warrant for four Series X Warrants. The Series X-1 Warrants are substantively equivalent to the Series X Warrants with respect to material contractual terms and conditions, including the same $6.00 per share exercise price, and dates of exercisability and expiry. The Series X-1 Warrant also confirms such warrants are not subject to redemption, and under no circumstances will the Company be required to net cash settle the Series X-1 Warrants, for any reason, nor to pay any liquidated damages or other payments, resulting from a failure to satisfy any obligations under the Series X-1 Warrant, notwithstanding such provisions were applicable to the Series X Warrant through the operation of the Securities Purchase Agreement of the Series A-1 Preferred Stock Units private placement. See herein below for a discussion of the Series X-1 Warrants or Series W Warrants issued upon exchange of a Series A-1 Warrant.

Additionally, the Series A-1 Amendment No. 1 removed the requirement for the Company to file an initial registration statement within sixty days of the Series A-1 Close Date. Further, on December 29, 2017, the Series A-1 Convertible Preferred Stock holders unanimously approved Amendment No.2 to Series A-1 Preferred Stock Units private placement transaction documents (“Series A-1 Amendment No. 2), wherein, the due date for an effective registration statement was changed to 210 days from 150 days of the August 4, 2017 close date of the Series A-1 Preferred Stock Units private placement.

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

	Series A-1
	Convertible
	Preferred	Series A-1
Fair Value Assumptions - Issue Date	Stock	Warrants
Allocated fair value	$189,550	$310,450
Series A-1 Convertible Preferred Stock /Series A-1 Warrants	125,000	125,000
Value of common stock	$2.98	2.98
Common stock conversion factor numerator	$4.00	N/A
Common stock conversion factor denominator	$4.00	N/A
Exercise price per share - Series X Warrants	N/A	$6.00
Required rate of return	27.0%	N/A
Expected term (years)	6.74	6.74
Volatility	52%	52%
Risk free rate	2.0%	2.0%
Dividend yield	0%	0%

The Company filed a registration statement on Form S-1 (File No. 333-222234), declared effective January 8, 2018, (“the Series A-1 Registration Statement”) registering for resale the maximum number of the Company’s shares of common stock issuable upon conversion of the Series A-1 Convertible Preferred Shares and the exercise of the Series A-1 Warrants, or if exchanged, the Series X-1 Warrants or Series W Warrants. Such registration statement also registers the resale of the Series X-1 Warrants or Series W Warrants, and the initial issuance of the shares of common stock of the Company underlying the Series X-1 Warrants or Series W Warrants to the extent the Series X-1 Warrants or Series W Warrants are publicly sold prior to the exercise of such Series X Warrants. The Series A-1 Registration Statement January 8, 2018 effectiveness date was consistent with the requirements of the registration rights agreement, as amended, entered into in connection with the Series A-1 Preferred Stock Units private placement.

Note 13 — Preferred Stock (continued)

Series A-1 Convertible Preferred Stock

As discussed herein above, a total of 125,000 shares of Series A-1 Convertible Preferred Stock were previously issued in the Series A-1 Preferred Stock private placement on August 4, 2017. The November 17, 2017 Series A Exchange Offer discussed herein above, resulted in 232,259 shares of Series A-1 Convertible Preferred Stock issued-upon-exchange of 154,837 shares of Series A Convertible Preferred Stock. Accordingly, as of December 31, 2017, there were 357,259 shares of Series A Convertible Preferred Stock issued and outstanding.

The Series A and Series A-1 Exchange Offer executed on March 15, 2018 discussed herein above, resulted in 357,259 shares of Series A Convertible Preferred Stock being exchanged for the issue of 476,234 shares of Series B Convertible Preferred Stock. Accordingly, as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, there were no issued and outstanding shares of Series A-1 Convertible Preferred Stock, as they were fully exchanged for shares Series B Convertible Preferred Stock.

See herein above for further information regarding the Series B Convertible Preferred Stock. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding both the March 15, 2018 Series A and Series A-1 Exchange Offer and the November 17, 2017 Series A Exchange Offer.

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

The Series A-1 Convertible Preferred Stock provided for dividends at a rate of 8% per annum on the stated value of the Series A-1 Convertible Preferred Stock, with such dividends compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s board of directors. The Series A-1 Convertible Preferred Stock dividends from October 1, 2017 through October 1, 2021 were payable-in-kind (“PIK”) in additional shares of Series A-1 Convertible Preferred Stock. Upon the closing of the Series A and Series A-1 Exchange Offer, cumulative aggregate Series A-1 Convertible Preferred Stock dividends of $104,936 were transferred to the respective holders’ Series B Convertible Preferred Stock dividend balances, with such balance transferred inclusive of $25,148 earned for the period January 1, 2018 through the March 15, 2018 Exchange Date. The were no Series A-1 Convertible Preferred Stock dividends earned as of the six months ended June 30, 2017, as shares of Series A-1 Convertible Preferred Stock was first issued on August 4, 2017 as discussed herein above. The Series A-1 Convertible Preferred Stock dividends for each respective period were earned, accumulated, and in arrears, as the Company’s board of directors had not declared such dividends payable, and, therefore, such dividends are not recognized as a dividend payable liability in the unaudited condensed consolidated balance sheet until declared by the Company’s board of directors. Notwithstanding, the Series A-1 Convertible Preferred Stock dividends earned and undeclared for the three and six months ended June 30, 2018, are included in the calculation of basic and diluted net loss attributable to PAVmed Inc. common stockholders for each respective period.

Note 14 — Stockholders’ Equity and Warrants

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2018 and December 31, 2017, there were 26,509,654 and 14,551,234 shares of common stock issued and outstanding, respectively, summarized as follows:

Shares of
Common Stock
Issued and outstanding as of December 31, 2017	14,551,234
Issue - equity subscription rights offering	9,000,000
Issue - underwritten public offering	2,649,818
Exercises of Series W Warrants	34,345
Exercises of Series S Warrants	274,257
Conversion of Series B Convertible Preferred Stock	—
Issued and outstanding as of June 30, 2018	26,509,654

Issued and outstanding as of December 31, 2016	13,330,811
Exercises of Series W Warrants	12,250
Exercises of Series S Warrants	1,186,080
Conversion of Series A Convertible Preferred Stock	22,093
Issued and outstanding as of December 31, 2017	14,551,234

●	The Company completed its previously announced equity subscription rights offering on the June 7, 2018 expiration date of the equity subscription period, with such transaction having a June 12, 2018 close date - referred to herein as the “June 12, 2018 Equity Subscription Rights Offering”. The June 12, 2018 Equity Subscription Rights Offering was completed under a registration statement on Form S-1 (File No. 333-222581), declared effective by the SEC on May 23, 2018.

●	The June 12, 2018 Equity Subscription Rights Offering involved the Company distributing one non-transferable equity subscription for each of the 17,509,654 issued and outstanding shares of common stock of the Company, as of the record date of May 21, 2018, subject-to the acceptance by the Company of a maximum of 9,000,000 fully-paid equity subscriptions tendered as of the June 7, 2018 expiration date of the equity subscription period. The equity subscription provided for the purchase of a common stock unit at a $1.15 per unit, with each such unit comprised of one share of common stock of the Company and one Series Z Warrant, with such common stock unit immediately separated upon issue into its underlying components.

●	The June 12, 2018 Equity Subscription Rights Offering resulted in approximately $10.4 million of gross cash proceeds, before approximately $1.0 million of commissions and fees to the dealer-managers, and approximately $0.2 million of offering costs incurred by the Company, upon the issue on June 12, 2018 of 9.0 million common stock units, comprised of one share of common stock of the Company and one Series Z Warrant, as noted above. The June 12, 2018 proceeds after the dealer-manager commissions and fees and the Company incurred offering costs were allocated based on relative fair value of approximately $7.1 to the shares of common stock par value and additional paid-in capital and approximately $2.1 million to additional paid-in capital with respect to the Series Z Warrants.

●	In January 2018, the Company conducted an underwritten public offering resulting in the issue of a total of 2,649,818 shares of common stock of the Company pursuant to its previously filed and effective shelf registration statement on SEC Form S-3 (File No. 333-220549), declared effective October 6, 2017, along with a corresponding prospectus supplement dated January 19, 2018. On January 19, 2018, the Company entered into an underwriting agreement with Dawson James Securities, Inc., as sole underwriter, under which the company agreed to issue to the underwriter at $1.80 per share, 2,415,278 shares of common stock on a firm commitment basis and up to an additional 362,292 shares solely to cover underwriter over-allotments, if any, at the option of the underwriter, exercisable within 45 calendar days from January 19, 2018. The Company issued the 2,415,278 shares on January 23, 2018, and on January 25, 2018, issued 234,540 shares of common stock, under the underwriter’s over-allotment, resulting in cash proceeds, net of the underwriter’s discount of $4,388,099, before offering costs of $113,438.

●	On February 8, 2018, the Company issued at total 34,345 shares of common stock from the exercise of a corresponding number of Series W Warrants, at temporary exercise price of $2.00 per share, resulting in $68,690 of cash proceeds, before offering costs of $50,520. See herein below for a discussion of the “Series W Warrants Offer-to-Exercise”.

●	In March 2018, 274,257 shares of common stock were issued, resulting from a corresponding number of Series S Warrants exercised for $2,743 of cash proceeds.

●	Subsequently, in July 2018, 33,325 shares of common stock were issued upon the conversion of a corresponding number of shares of Series B Convertible Preferred Stock.

Note 14 — Stockholders’ Equity and Warrants (continued)

Common Stock (continued)

●	In October 2017, 532,000 shares of common stock were issued, resulting from a corresponding number of Series S Warrants exercised for $5,320 of cash proceeds; in November 2017, 122,080 shares of common stock were issued, resulting from the cashless exercise of 122,360 Series S Warrants; and, in November 2017, 532,000 shares of common stock were issued, resulting from a corresponding number of Series S Warrants exercised for $5,320 of cash proceeds.

●	In March and September 2017, 400 shares and 11,850 shares of common stock were issued, resulting from a corresponding number of Series W Warrants exercised for $2,000 and $59,250 of cash proceeds, respectively.

●	In November and December 2017, 10,021 and 12,072 shares of common stock were issued upon the conversion of 8,334 and 10,000 shares of Series A Convertible Preferred Stock, respectively.

Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity for the periods indicated is as follows:

Three & Six
Months Ended
June 30, 2018
NCI - equity (deficit) - beginning of period	$—
Investment in majority-owned subsidiary	1,812
Share subscription receivable	(943)
Net loss attributable to NCI	(81,200)
Increase in additional paid-in capital of Lucid Diagnostics Inc. resulting from stock-based compensation recognized under the Lucid Diagnostics Inc 2018 Stock Plan	8,277
NCI - equity (deficit) - end of period	$(72,054)

The noncontrolling interest as of June 30, 2018 is with respect to Lucid Diagnostics Inc., a majority-owned subsidiary of the Company (i.e. PAVmed Inc.). Lucid Diagnostics Inc. was incorporated in the State of Delaware on May 8, 2018, and on May 12, 2018, under a Share Subscription Agreement between Lucid Diagnostics Inc. and each of the respective common stock purchasers, Lucid Diagnostics Inc. issued a total of 10 million shares of its common stock for a purchase price of $0.001 per share, including: 8,187,499 shares to the Company (i.e. PAVmed Inc); 943,464 shares to Case Western Reserve University (“CWRU”); and, 289,679 shares to each of the three individual physician inventors of the “EsoCheck™ Technology”. As of June 30, 2018, Lucid Diagnostics Inc. has received from each of the three physician inventors payment-in-full of such shares under their respective Subscription Agreement. See Note 7, Agreements Related to Acquired Intellectual Property Rights, for a discussion of the “EsoCheck™ Technology” and the corresponding “EsoCheck™ License Agreement” between Lucid Diagnostics Inc. and CWRU.

As of June 30, 2018, there were 10 million shares of common stock of Lucid Diagnostics Inc. issued and outstanding, of which, the Company holds a 81.875% majority-ownership interest of such shares and has a controlling financial interest in Lucid Diagnostics Inc., resulting in Lucid Diagnostics Inc. being a fully-consolidated majority-owned subsidiary of the Company with a NCI of 18.125% ownership interest of the issued and outstanding shares of common stock of Lucid Diagnostics Inc. held by the aforementioned unrelated third-party purchasers of the shares of common stock of Lucid Diagnostics Inc.

The stock-based compensation expense recognized in the unaudited condensed consolidated financial statements includes: $3,633 recognized by Lucid Diagnostics Inc. with respect to stock options granted under the PAVmed Inc. 2014 Stock Plan to non-employees providing services to Lucid Diagnostics Inc., and $8,277 recognized by Lucid Diagnostics Inc. with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Stock Plan to non-employees providing services to Lucid Diagnostics Inc. - with each such stock based compensation expense classified in research and development expense in the three and six months ended June 30, 2018. There was no such Lucid Diagnostics Inc. recognized stock-based compensation expense for the prior year periods. See Note 10, Stock-Based Compensation, for further information with respect to the Lucid Diagnostics Inc. 2018 Stock Plan and corresponding stock-based compensation expense.

Note 14 — Stockholders’ Equity and Warrants (continued)

Warrants

The following table summarizes outstanding warrants to purchase common stock at the dates indicated:

	Warrants Issued and Outstanding at
		Weighted		Weighted
		Average		Average
	June 30,	Exercise	December 31,	Exercise	Expiration
	2018	Price /Share	2017	Price	Date
Equity classified warrants
Series Z Warrants	16,815,039	$1.60	—	$—	April 2024
Series W Warrants	381,818	$5.00	10,567,845	$5.00	January 2022
UPO - Series W Warrants	53,000	$5.00	53,000	$5.00	January 2022
Series S Warrants	1,199,383	$0.01	1,473,640	$0.01	June 2032
Series A-1 Warrants	—	$—	279,837	$6.67	April 2024

Liability classified warrants
Series A Warrants	—	$—	268,001	$6.61	April 2024

Total	18,449,240	$1.58	12,642,323	$4.49

Series Z Warrants

There were 16,815,039 Series Z Warrants issued and outstanding as of June 30, 2018, including: 2,739,190 Series Z Warrants initially issued on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer discussed herein above; 5,075,849 Series Z Warrants issued on the April 5, 2018 Exchange Date of the “Series W Warrants Exchange Offer” discussed herein below; and 9,000,000 Series Z Warrants issued in the June 12, 2018 Equity Subscription Rights Offering as discussed herein above.

Upon their respective issue, a Series Z Warrant enabled the holder to immediately purchase one share of PAVM common stock at an exercise price of $1.60 per share, effective June 1, 2018. The Series Z Warrant exercise price was initially $3.00 per share through May 31, 2018, and then $1.60 per share effective June 1, 2018, wherein, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2018, upon completion of the period-of-notice to the then-current Series Z Warrant holders. See herein below for further information with respect to the modification expense recognized in connection with the Series Z Warrant exercise price adjustment. The Series Z Warrant $1.60 exercise price is not subject-to further adjustment, unless by action of the PAVmed Inc board of directors, or the effect of stock dividends, stock splits or similar events affecting the common stock. Under no circumstances will the Company be required to net cash settle the Series Z Warrants, nor to pay any liquidated damages in lieu of delivery of shares of common stock of the Company resulting from a failure to satisfy any obligations under the Series Z Warrant, and, the Series Z Warrants expire after the close of business on April 30, 2024, if not earlier redeemed by the Company, as discussed below.

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

As noted above, a total of 5,075,849 Series Z Warrants were issued-upon-exchange of 10,151,682 Series W Warrants, in an exchange offer transaction referred to as the “Series W Warrants Exchange Offer” and the “April 5, 2018 Exchange Date”. In this regard, pursuant to an offer-to-exchange letter dated February 20, 2018, as included in a Tender Offer Statement on Schedule TO filed with the SEC on February 20, 2018, wherein, the Company offered to issue one Series Z Warrant in exchange for two Series W Warrants. Such Series W Warrants Exchange Offer commenced on February 20, 2018 and had April 2, 2018 expiration date. The Series W Warrants Offer-to-Exchange was completed after expiration of the guaranteed delivery period on April 5, 2018.

Note 14 — Stockholders’ Equity and Warrants (continued)

Warrants (continued)

Series Z Warrants (continued)

The Series Z Warrants issued-upon-exchange of the Series W Warrants on the April 5, 2018 Exchange Date, upon their issuance, enabled the holder to immediately purchase one share of PAVM common stock at an exercise price of $1.60 per share, effective June 1, 2018, with an expiry of April 30, 2024. The Series Z Warrant exercise price was initially $3.00 per share through May 31, 2018, and then $1.60 per share effective June 1, 2018. See herein below for further information with respect to the Series Z Warrant exercise price adjustment and the resulting modification expense recognized on June 1, 2018. The Series Z Warrant $1.60 exercise price is not subject-to further adjustment, unless by action of the PAVmed Inc board of directors, or the effect of stock dividends, stock splits or similar events affecting the common stock. The Series Z Warrants are redeemable by the Company under certain conditions, as discussed above.

On the April 5, 2018 Exchange Date, the Series W Warrants Exchange Offer resulted in the recognition of a modification expense under the analogous guidance of FASB ASC Topic 718, Stock-Based Compensation (ASC 718), with respect to stock option modification, wherein an exchange of warrants is deemed to be a modification of the initial warrant agreement by the replacement with a revised warrant agreement, requiring the incremental fair value, measured as the difference between the fair value immediately after the modification as compared to the fair value immediately before the modification, to the extent an increase, recognized as a modification expense. In this regard, the Series Z Warrants issued-upon-exchange of the Series W Warrants resulted in the recognition of a modification expense of $766,456, with a corresponding increase to addition paid-in capital, with such modification expense resulting from the difference in estimated fair values of the consideration given of $3,304,377 with respect to the 5,075,849 Series Z Warrants issued-upon-exchange of the 10,151,682 Series W Warrants extinguished having an estimated fair value of $2,537,921. The April 5, 2018 Exchange Date estimated fair values of each of the Series Z Warrants and Series W Warrants noted above, were each computed using the Black-Scholes option pricing model, using the following assumptions:

Fair Value Assumptions	Series Z	Series W
April 5, 2018 Exchange Date	Warrants	Warrants
Calculated aggregate estimated fair value	$3,304,377	$2,537,921
Series Z Warrants issued /Series W Warrants extinguished	5,075,849	10,151,682
Value of common stock	$1.66	$1.66
Exercise price per share	$3.00	$5.00
Expected term (years)	2.7	3.8
Volatility	55%	55%
Risk free rate	2.7%	2.5%
Dividend yield	0%	0%

As noted above, the Series Z Warrant exercise price was initially $3.00 per share through May 31, 2018, and then $1.60 per share effective June 1, 2018, wherein, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2018, upon completion of the period-of-notice to the then-current Series Z Warrant holders. The Series Z Warrant exercise price adjustment resulted in the recognition of a modification expense under the analogous guidance of FASB ASC 718 with respect to stock option modification, as described herein above with respect to the Series W Warrant Exchange Offer. In this regard, on the June 1, 2018 effective date of the Series Z Warrant adjusted exercise price, a modification expense of $1,140,995 was recognized, with a corresponding increase to addition paid-in capital. Such incremental fair value was estimated using a Black-Scholes valuation model, using the following assumptions:

	Immediately	Immediately
Fair Value Assumptions - June 1, 2018	After	Before
Series Z Warrant Exercise Price Adjustment	Modification	Modification
Calculated aggregate estimated fair value	$3,477,692	$2,336,697
Series Z Warrants - issued and outstanding - June 1, 2018	7,815,039	7,815,039
Value of common stock per share	$1.00	$1.00
Exercise price per share - Series Z Warrant	$1.60	$3.00
Expected term - years	5.9	5.9
Volatility	58%	58%
Risk free interest rate	2.8%	2.8%
Dividend yield	0%	0%

Note 14 — Stockholders’ Equity and Warrants (continued)

Warrants (continued)

Series Z Warrants (continued)

Additionally, the Series Z Warrants issued in both the Series A and Series A-1 Exchange Offer (March 15, 2018) and the Series W Warrants Exchange Offer (April 5, 2018), each as discussed herein above, were issued under the (original) “Series Z Warrant Agreement”. The Company’s board of directors approved Amendment No. 1 to such original Series Z Warrant Agreement, resulting in the “Amended and Restated Series Z Warrant Agreement”, dated June 8, 2018, referred to as the Amended Series Z Warrant Agreement. The principal provisions of such Amendment No. 1, include among other items: to provide for a “late delivery fee” for shares issued outside of the “standard delivery period”, including delivery of shares upon Series Z Warrant exercise for open market or other purchase transactions - i.e. “buy-in fee”, with each such payment, if any, in addition to and not in lieu of delivery of shares, and, to provide for a standard provision (“plain vanilla”) in the event the Company engages in a “Fundamental Transaction”, as defined, wherein the Series Z Warrant may participate pari passu with common stockholders in the consideration paid by an acquiror for the Company’s shares, with such payment, if any, made by the acquiring entity and not paid by the Company as issuer. The Series Z Warrant Agreement No. 1, was evaluated under the analogous guidance of FASB ASC 718 with respect to stock option modification, as discussed above, but did not result in the recognition of a modification expense as there was no incremental increase in the estimated fair value as described above.

Series W Warrants

There were 381,818 and 10,567,845 Series W Warrants issued and outstanding as of June 30, 2018 and December 31, 2017, respectively. The Series W Warrants have an exercise price of $5.00 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock, and became exercisable on October 28, 2016 and expire on January 29, 2022, or earlier upon redemption by the Company, as discussed below. Under no circumstances will the Company be required to net cash settle the Series W Warrants, nor to pay any liquidated damages resulting from a failure to satisfy any obligations under the Series W Warrant.

Previously, a total of 1,060,000 Series W Warrants were issued on the April 28, 2016 closing date of the Company’s IPO, and on the same April 28, 2016 IPO closing date, there were 9,560,295 remaining unexercised warrants previously issued in private placements before the IPO, with such warrants automatically converted into identical Series W Warrants issued in the IPO, and are therefore aggregated with the Series W Warrants issued in the IPO, and together are collectively referred to as “Series W Warrants”.

As noted above, on the April 5, 2018 Exchange Date of the Series W Warrant Exchange Offer, a total of 10,151,682 Series W Warrants were extinguished upon being exchanged for the issue of a total of 5,075,849 Series Z Warrants.

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

Note 14 — Stockholders’ Equity and Warrants (continued)

Warrants (continued)

Series S Warrants

Previously, under the Note and Security Purchase Agreement with Scopia, the Company issued 2,660,000 Series S Warrants to Scopia and its designees, which were immediately exercisable upon issuance and each may be exercised for one share of common stock of the Company at an exercise price of $0.01 per share, with such exercise price not subject to further adjustment, except for the effect of stock dividends, stock splits or similar events affecting the common stock, and may be exercised for cash or on a cashless basis. Under no circumstances will the Company be required to net cash settle the Series S Warrants, nor to pay any liquidated damages resulting from a failure to satisfy any obligations under the Series S Warrant. Any Series S Warrants outstanding on the June 30, 2032 expiration date will be automatically exercised on a cashless basis.

There were 1,199,383 and 1,473,640 Series S Warrants issued and outstanding as of June 30, 2018 and December 31, 2017, respectively. In March 2018, a total of 274,257 Series S Warrants exercised for $2,743 of cash proceeds, resulting in the issue of a corresponding number of a shares of common stock of the Company. In each of October 2017 and November 2017, 532,000 (or a total of 1,064,000) Series S Warrants were exercised for total cash proceeds of $10,640, resulting in the issuance of a corresponding number of shares of common stock of the Company, and in November 2017, a total of 122,360 Series S Warrants were exercised on a cashless basis, resulting in the issuance of a total of 122,080 shares of common stock of the Company.

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

Note 14 — Stockholders’ Equity and Warrants (continued)

Warrants (continued)

Series A-1 Warrants

As of June 30, 2018 and December 31, 2017, there were zero and 279,837 Series A-1 Warrants issued and outstanding, respectively. Previously, 125,000 Series A-1 Warrants were issued on August 4, 2017 in the “Series A-1 Preferred Stock Units private placement”, as discussed herein above. The November 17, 2017 Series A Exchange Offer, as discussed herein above, resulted in 154,837 Series A-1 Warrants issued upon exchange of 154,837 Series A Warrants. Accordingly, as of December 31, 2017, 279,837 Series A-1 Warrants were issued and outstanding. The March 15, 2018 Series A and Series A-1 Exchange Offer, as discussed herein above, resulted in 279,837 Series A-1 Warrants exchanged for the issue of 1,399,185 Series Z Warrants. Accordingly, as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, there we no Series A-1 Warrants issued and outstanding. See herein above for further information regarding the Series Z Warrant. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the March 15, 2018 Series A and Series A-1 Exchange Offer and the November 17, 2017 Series A Exchange Offer.

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

The Series A-1 Amendment No.1 modification to the Series A-1 Warrants’ exchange elections was accounted for under the analogous guidance of FASB ASC 718, wherein, the incremental fair value is measured as the difference between the fair value immediately after the modification as compared to the fair value immediately before the modification, with such incremental fair value, to the extent an increase, recognized as a modification expense. On the October 18, 2017 date of the Series A-1 Amendment No.1 the Company recognized a current period expense related to the Series A-1 Warrants’ modification of $222,000, with such expense included in other income (expense) in the unaudited condensed consolidated statement of operations, with a corresponding increase in additional paid-in capital in the unaudited condensed consolidated balance sheet, as the Series A-1 Warrants are equity classified. Such incremental fair value was estimated using a Black-Scholes valuation model, assuming the exchange of one Series A-1 Warrant for five Series W Warrants after the Series A-1 Warrant modification, as compared to an exchange of one Series A-1 Warrant for four Series X Warrants before such modification, using the following assumptions:

	Series A-1 Amendment No. 1
	Series A-1 Warrants Modification
	Fair Value - October 18, 2017
	Immediately	Immediately
Fair Value Assumptions - October 18, 2017	After	Before
Series A-1 Warrant Agreement - Amendment No. 1	Modification	Modification
Calculated aggregate estimated fair value	$1,531,000	$1,309,000
Series A-1 Warrants - issued and outstanding - October 18, 2017	125,000	125,000
Value of common stock per share	$5.40	$5.40
Exercise price per share - Series W Warrant	$5.00	$—
Exercise price per share - Series X Warrant	$—	$6.00
Expected term - years	4.3	6.5
Volatility	55%	52%
Risk free interest rate	1.9%	2.1%
Dividend yield	0%	0%

Note 14 — Stockholders’ Equity and Warrants (continued)

Warrants (continued)

Series A Warrants

As of June 30, 2018 and December 31, 2017, there were zero and 268,001 Series A Warrants issued and outstanding, respectively. Previously, a total of 422,838 Series A Warrants were issued in the Series A Preferred Stock private placement, as discussed herein above. The November 17, 2017 Series A Exchange Offer, as discussed herein above, resulted in 154,837 Series A Warrants exchanged for the issue of 154,837 Series A-1 Warrants. Accordingly, as of December 31, 2017, 268,001 Series A Warrants were issued and outstanding. The March 15, 2018 Series A and Series A-1 Exchange Offer, as discussed herein above, resulted in 268,001 Series A Warrants exchanged for the issue of 1,340,005 Series Z Warrants. Accordingly, as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, there were no Series A Warrants issued and outstanding. See herein above for further information regarding the Series Z Warrant. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the March 15, 2018 Series A and Series A-1 Exchange Offer and the November 17, 2017 Series A Exchange Offer. The Series A Warrants became exercisable on May 21, 2017 upon stockholder approval of the Series A Preferred Stock Units private placement, with such approval obtained in accordance with Nasdaq Stock Market Rule 5635(d) and expire after the close of business on April 30, 2024. The Series A Warrants are not subject to redemption.

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

Unit Purchase Options

In connection with the IPO, on April 28, 2016 53,000 unit purchase options (“UPO”) were issued to the IPO selling agents. The holders of the UPO may purchase a unit identical to the unit issued in the Company’s IPO, as discussed above, at an exercise price of $5.50 per unit. The UPO was recognized as an offering cost of the Company’s IPO, with an estimated the fair value of $105,100, determined using a Black-Scholes option pricing model with the following assumptions: fair value of the underlying unit of $5.00, expected volatility of 50%, risk free rate of 1.28%, remaining contractual term of 4.6 years, and a dividend yield of 0%.

Note 15 —Loss Per Share

The following table sets forth basic and diluted net loss per share - as reported and net loss attributable to common stockholders per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net loss - as reported, before noncontrolling interest	$(5,146,540)	$(989,707)	$(7,971,909)	$(5,259,795)
Net loss attributable to noncontrolling interest	81,200	—	81,200	—
Net loss - as reported, attributable to PAVmed Inc.	5,065,340		(7,890,709	(5,259,795)

Undeclared and accumulated dividends:
Convertible Preferred Stock - Series B(1)	(63,623)	—	(74,029)	—
Convertible Preferred Stock - Series A-1(1)	—	—	(25,148)	—
Convertible Preferred Stock - Series A(1)	—	(51,271)	(26,487)	(77,711

Series A and Series A-1 Exchange Offer - March 15, 2018- Series B Convertible Preferred Stock issued-upon-exchange of Series A Convertible Preferred Stock	—	—	(726,531)	—

Series A and Series A-1 Exchange Offer - March 15, 2018 - Series B Convertible Preferred Stock issued-upon-exchange of Series A-1 Convertible Preferred Stock	—	—	199,241	—

Net loss attributable to PAVmed Inc. common stockholders	$(5,128,963)	$(1,040,978)	$(8,543,663)	$(5,337,506)

Denominator
Weighted-average common shares outstanding basic and diluted(2)	19,289,874	13,331,211	17,924,632	13,331,052

Loss per share(3)
Basic and diluted
- Net loss - as reported, attributable to PAVmed Inc.	$(0.26)	$(0.08)	$(0.44)	$(0.40)
- Net loss attributable to PAVmed Inc. common stockholders	$(0.27)	$(0.08)	$(0.48)	$(0.40)

(1)	The dividends for each of the Convertible Preferred Stock, including Series B, Series A-1, and Series A, for each of the respective periods presented were earned, accumulated, and in arrears, as the Company’s board of directors had not declared such dividends payable, and, therefore, such dividends are not recognized as a dividend payable liability in the unaudited condensed consolidated balance sheet until declared by the Company’s board of directors. Notwithstanding, such dividends for each of the period March 16, 2018 to June 30, 2018 for the Series B Convertible Preferred Stock, January 1, 2018 to March 15, 2018 for the Series A-1 and Series A Convertible Preferred Stock, and for the period January 26, 2017 to June 30, 2017 for the Series A Convertible Preferred Stock, are included in the calculation of basic and diluted net loss attributable to PAVmed Inc. common stockholders for each respective periods presented. See Note 13, Preferred Stock, for a further discussion of the dividends for each of the respective series of convertible preferred stock.

(2)	Basic weighted-average number of shares of common stock outstanding for the period excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of common stock equivalent incremental shares would be anti-dilutive.

(3)	The Series B Convertible Preferred Stock has the right to receive common stock dividends, and prior to the March 15, 2018 Exchange Date of the Series A and Series A Exchange Offer, holders of the Series A Warrants and the Series A-1 Warrants previously had the right to receive common stock dividends. As such, the Series B Convertible Preferred Stock and the Series A Warrants and Series A-1 Warrants would potentially have been considered participating securities under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

Note 15 —Loss Per Share (continued)

The following common stock equivalents have been excluded from the computation of diluted weighted average shares outstanding as their inclusion would be anti-dilutive:

	June 30,
	2018	2017
Stock Options	3,082,032	1,831,924
Unit purchase options as to shares of common stock	53,000	53,000
Unit purchase options as to shares underlying Series W Warrants	53,000	53,000
Series Z Warrants(4)	16,815,039	—
Series W Warrants(4)	381,818	10,579,695
Series S Warrants(5)	1,199,383	—
Series B Convertible Preferred Stock(6)	975,568	—
Series A-1 Convertible Preferred Stock(7)	—	—
Series A-1 Warrants(7)	—	—
Series A Convertible Preferred Stock(8)	—	422,838
Series A Warrants(8)	—	422,838
Total	22,559,840	13,363,295

(4)	There were 16,815,039 Series Z Warrants issued and outstanding as of June 30, 2018, including: 2,739,190 Series Z Warrants initially issued on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer discussed herein above; 5,075,849 Series Z Warrants issued on the April 5, 2018 Exchange Date of the “Series W Warrants Exchange Offer” discussed herein below; and 9,000,000 Series Z Warrants issued in the June 12, 2018 Equity Subscription Rights Offering See Note 14, Stockholders Equity and Warrants, for a further discussion of the Series Z Warrants and the Series W Warrants.

(5)	A total of 2,660,000 Series S Warrants were initially issued on July 3, 2017 in connection with the Note and Security Purchase Agreement with Scopia Holdings LLC. While the Series S Warrants are exercisable for shares of common stock of the Company, if they had been outstanding at June 30, 2017, they would have been excluded from the computation of diluted weighted average shares outstanding, as their inclusion would be anti-dilutive. Note 12, Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants, for a discussion of the Note and Security Purchase Agreement with Scopia Holdings LLC, and Note 14, Stockholders’ Equity and Warrants, for a discussion of the Series S Warrants.

(6)	The 975,568 shares of Series B Convertible Preferred Stock issued and outstanding at June 30, 2018, if converted at the election of the holder, would result in a corresponding number of additional outstanding shares of common stock of the Company. See Note 13, Preferred Stock, for a further discussion of the Series B Convertible Preferred Stock common stock conversion election.

(7)	As of June 30, 2018 and 2017, there were no shares of Series A-1 Convertible Preferred Stock or Series A-1 Warrants issued and outstanding, wherein, with respect to June 30, 2018, the Series A-1 Convertible Preferred Stock and Series A-1 Warrants were each exchanged on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer; and with respect to June 30, 2017, the Series A-1 Convertible Preferred Stock and Series A-1 Warrants were first issued in the Series A-1 Preferred Stock Units private placement on August 4, 2017. See Note 13, Preferred Stock, for a further discussion of the Series A-1 Convertible Preferred Stock.

(8)	As of June 30, 2018, there were no shares of Series A Convertible Preferred Stock or Series A Warrants issued and outstanding, as each were exchanged on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer. The 422,838 shares of Series A Convertible Preferred Stock issued and outstanding as of June 30, 2017, if-converted, would have resulted in the issue of 422,838 shares of common stock of the Company as of June 30, 2017, resulting from a common stock conversion factor equal to a numerator of $6.00 and a denominator of $6.00 as of June 30, 2017. See Note 13, Preferred Stock, for a further discussion of the Series A Convertible Preferred Stock

Note 16 — Subsequent Events

Other Matters

Except as otherwise noted herein, the Company has evaluated subsequent events through the date of filing of this Quarterly Report on Form 10-Q and determined there to be no further events requiring adjustments to the unaudited condensed consolidated financial statements and /or disclosures therein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC. Unless the context otherwise requires, references herein to “we”, “us”, and “our”, and to the “Company” or “PAVmed” are to PAVmed Inc. and its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following discussion and analyses of our consolidated financial condition and results of operations, contains forward-looking statements. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, our estimates regarding expenses, future revenue, capital and operating expenditure requirements and needs for additional financing, our business strategy and plans and the objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We may not actually achieve the plans, intentions, and /or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations expressed or implied in the forward-looking statements we make. Factors which may cause such differences include, but are not limited to:

●	our limited operating history;

●	our financial performance, including our ability to generate revenue;

●	the ability of our products to achieve market acceptance;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

●	our reliance upon additional financings to fund ongoing operating losses;

●	our ability to obtain additional financing;

●	our ability to sustain status as a going concern;

●	our ability to protect our intellectual property;

●	our ability to complete strategic acquisitions;

●	our ability to manage growth and integrate acquired operations;

●	the liquidity and trading of our securities;

●	our regulatory or operational risks;

●	our status as an “emerging growth company” (“ECG”) under the JOBS Act; and,

●	the risks and uncertainties set forth in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2017.

Furthermore, our forward-looking statements do not reflect the potential impact of any future financings, acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

Overview

PAVmed Inc. (“PAVmed” or “the Company”) is a highly-differentiated multi-product medical device company organized to advance a broad pipeline of innovative medical technologies we believe address unmet clinical needs and possess attractive market opportunities to commercialization. Our goal is to enhance and accelerate value creation by employing a business model focused on capital efficiency and speed to market. Since our inception on June 26, 2014, our activities have focused on advancing the lead products in our pipeline towards regulatory approval and commercialization, while protecting our intellectual property, and strengthening our corporate infrastructure and management team. As resources permit, we will continue to explore internal and external innovations that fulfill our project selection criteria without limiting ourselves to any target specialty or condition.

Since our inception in June 2014, we have financed our operations principally through issuances of common stock, preferred stock, warrants, and debt. Prior to our April 2016 IPO, we raised approximately $2.1 million of net cash proceeds from private offerings of our common stock and warrants. Our April 2016 IPO resulted in approximately $4.2 million of net cash proceeds. During 2017 we raised a total of approximately $7.5 million of net cash proceeds from: a Note and Security Purchase Agreement with Scopia Holdings LLC, (“Scopia” or the “Lender”) including the issuance of a $5.0 million Senior Secured Note and Series S Warrants; the Series A-1 Preferred Stock Units private placement; and the Series A Preferred Stock Units private placement. In January 2018, the Company raised $4.3 million of net cash proceeds in an underwritten public offering of shares of common stock of the Company, pursuant to its previously filed effective shelf registration statement on SEC Form S-3 (File No. 333-220549), and in June 2018, the Company completed an equity subscription rights offering pursuant to its previously filed Form S-1 (File No. 333-222581) whereby shareholders of record exercised nine million subscription rights to purchase a unit security which immediately separated upon issue into one share common stock of the Company and one Series Z Warrant, resulting in approximately $10.4 million of gross cash proceeds, before approximately $1.0 million of commissions and fees to the dealer-managers, and approximately $0.2 million of offering costs incurred by the Company.

The following is a brief overview of the products currently in our pipeline, including our lead products of CarpX™, PortIO™, and DisappEAR™ together with our recent addition, EsoCheck™. These products are all in various phases of development and have not yet received regulatory approval. Among other things:

●	We have filed final nonprovisional patent applications for PortIO™ and CarpX™ and entered into a licensing agreement with a group of academic centers securing the worldwide rights in perpetuity to a family of patents and patent applications underlying our DisappEAR™ product.

●	On May 12, 2018, Lucid Diagnostics, Inc., a majority-owned subsidiary of the Company, entered into a worldwide license agreement with Case Western Reserve University for the intellectual property rights to the “EsoCheck™ Technology”, for the detection of Barrett’s Esophagus, the primary precursor to esophageal cancer, as further discussed herein below.

●	We have advanced, in partnership with our design and contract manufacturing partners, our CarpX™ product from concept to working prototypes, completed successful benchtop and cadaver testing confirming the device consistently cuts the transverse carpal ligament, as well as commercial design and development, and performed pre-submission verification and validation testing. On November 27, 2017 we filed a 510(k) premarket notification submission with the Federal Food and Drug Administration (“FDA”) for CarpX™ using a commercially available carpel tunnel release device as a predicate. On July 24, the FDA was in receipt of our response to earlier requests for non-clinical support for our application which included results from an animal study, which documented the device’s bipolar electrode design results in minimal spread of thermal energy – less than one-millimeter thermal injury by pathologic analysis and no increase in tissue temperatures except directly over the cutting electrodes. This response also included additional physician usability testing. Each hand surgeon successfully performed the CarpX procedure multiple times in cadavers. We expect to receive the FDA’s response to our resubmission shortly. In addition, we are preparing to submit for CE Mark clearance in Europe and have been approved for a first-in-man clinical series outside of the United States. We recently, hired a Chief Commercial Officer to further develop and implement our commercialization strategy in the United States and commercialization partnerships worldwide.

Overview (continued)

●	As noted above, in May 2018, our majority-owned subsidiary, Lucid Diagnostics Inc. entered into a licensed agreement with Case Western Reserve University (“CWRU”) for the worldwide rights to the “EsoCheck™ Technology” - referred to herein as the “EsoCheck™ License Agreement”. The EsoCheck™ Technology is comprised of a cell sample collection device, referred to herein as the “EsoCheck™ Cell Sample Collection Device”, and highly accurate proprietary DNA biomarkers, referred to herein as the “EsoCheck™ DNA Biomarkers” are used to detect “Barrett’s Esophagus”, the primary precursor to esophageal cancer. The incidence of esophageal adenocarcinoma (EAC), the most common cancer of the esophagus, the pipe through which food passes to the stomach, has quadrupled over the past 30 years. Its prognosis, however, remains dismal, with less than 20% of patients surviving five years.

In a five-minute office-based test, the patient swallows the EsoCheck™ Cell Sample Collection Device, a vitamin-sized silicone-covered capsule containing a small inflatable balloon attached to a thin catheter, which swabs the target area for cell collection as the catheter is withdrawn. The collected cell sample is then tested against a panel of the proprietary EsoCheck™ DNA Biomarkers recently shown to be highly accurate in detecting Barrett’s Esophagus.

The primary cause of EAC cancer is Gastroesophageal Reflux Disease (GERD), commonly known as chronic heartburn or acid reflux. GERD, where stomach acid refluxes into the esophagus, affects 20-40% of Western adult populations, according to published epidemiological data. The repeated exposure of the esophagus to acid can lead to pre-cancerous changes in its lining, called Barrett’s Esophagus. Nearly all patients diagnosed with EAC cancer have evidence of previously undetected Barrett’s Esophagus. If detected before EAC cancer develops, Barrett’s Esophagus can be successfully treated, usually with non-surgical approaches. Heartburn symptoms, commonly seen in patients with acid reflux with or without Barrett’s, can easily be treated by over-the counter medications, while endoscopy, the standard diagnostic test, is expensive, invasive and requires sedation. As a result, wide screening for Barrett’s is not practical or cost-effective. We are pursuing the development of the EsoCheck™ Technology to provide the estimated 50 million at-risk patients a non-invasive, less costly test to detect Barrett’s to treat it before it turns deadly.

The proprietary EsoCheck™ DNA Biomarkers, developed by the laboratory of the EsoCheck™ Technology co-inventor Sanford D. Markowitz, MD, PhD, the Ingalls Professor of Cancer Genetics medical oncologist at University Hospitals Seidman Cancer Center, NCI Outstanding Investigator Awardee, and head of the NIH-Case GI Cancers Program of Research Excellence (GI SPORE) and GI cancer genetics program at the Case Comprehensive Cancer Center. In an article published in the periodical Science Translational Medicine clinical data showed DNA methylation of the VIM and CCNA1 genes is diagnostic of Barrett’s Esophagus and the EsoCheck™ Technology, which combines the proprietary EsoCheck™ Cell Sample Collection Device with these biomarkers, was over 90% accurate at identifying patients without Barrett’s Esophagus. Another of the EsoCheck™ Technology three physician co-inventors, Dr. Joseph E. Willis, MD, professor of pathology and pathology vice-chair for clinical affairs, at University Hospitals Cleveland Medical Center, is leading an ongoing NIH-supported effort to create a CLIA-certified VIM/CCNA1 DNA methylation test suitable for commercialization.

Our initial goal is a U.S. launch of the first commercial “EsoCheck™ Technology” based product early next year. We have begun building EsoCheck™ Cell Sample Collection Devices for verification and validation testing with FDA 510(k) submission targeted for the end of this year. We are also working closely with the reference laboratory performing the EsoCheck™ DNA Biomarker test to complete the CLIA certification and clinical validation testing steps required to achieve a designation of the EsoCheck™ Technology as a commercial Laboratory Developed Test (LDT), a process which is on target for early next year. The ongoing multicenter National Institutes of Health-funded clinical study, which seeks to establish the definitive clinical evidence for widespread EsoCheck™ Technology screening of Barrett’s Esophagus, has expanded to eight enrolling centers. Through our majority-owned subsidiary Lucid Diagnostics Inc., we are working closely with the investigators to provide all necessary support to accelerate enrollment and ensure the data is of the highest quality for future regulatory submission.

●	We have advanced, in partnership with our design and contract manufacturing partners, our PortIO™ product from concept to working prototypes, benchtop, animal, and cadaver testing, commercial design and development, verification and validation testing, and an initial submission to the FDA for 510(k) market clearance for use in patients requiring 24-hour emergency type vascular access. After further discussion with the FDA, we have decided to pursue a broader clearance for use in patients with a need for vascular access up to seven days under section 513(f)2 of the Federal Food, Drug and Cosmetic Act, also referred to as de novo classification. We have filed a de novo pre-submission package with the FDA, which was followed by an in-person meeting on January 9, 2018 to discuss the risk assessment and proposed mitigation for the de novo application. Based on FDA recommendations, we will initiate a seven-day animal study, having successfully completed a pilot animal study which showed excellent function of the device over the seven-day implant period and on explant. In anticipation of having to follow-up the animal study with a human clinical safety trial, we have accelerated our strategic partnership efforts to include the pre-clearance phase.

Overview (continued)

●	We have advanced, in partnership with our design and contract manufacturing partners and our academic partners at Tufts University and Harvard Medical School, our DisappEAR™ product. Our efforts have focused on sourcing commercially ready aqueous silk and optimizing manufacturing processes consistent with the necessary cost of good for the commercial product. Preparations are underway to begin an animal study to assess resorption rates of DisappEAR™, our resorbable, antimicrobial pediatric ear tube, which we are now able to machine from solid silk rods.

●	We have advanced the design and development of the NextFlo™ device, including a redesign which dramatically simplifies the product, lowers the projected cost of goods and expands its application to routine inpatient infusion sets. We have completed benchtop testing of a working prototype demonstrating constant flows across the range of pressures encountered in clinical situations. We have recently elevated NextFlo to lead product status having established proof of concept and we are proceeding with design work to ensure a cost-effective device with the potential to drive down health care costs. We believe this technology will permit hospitals to return to gravity-driven infusions and eliminate expensive and troublesome electronic pumps for most of the over 1 million hospital infusions performed in the U.S. each day.

●	Although we have focused the majority of our resources on our lead products, we have additional products in our pipeline which are currently in different stages of development. We have completed initial design work on the first product in the NextCath™ product line, completed head-to-head testing of retention forces, comparing our working prototype to several competing products, which has validated our approach and advanced the commercial design and development process focusing on optimizing the self-anchoring helical portion as well as cost of materials and manufacturing processes.

●	We are evaluating which initial applications for our Caldus™ disposable tissue ablation technology to pursue from a clinical and commercial point-of-view and will reinitiate development activity on this product once resources are available.

●	We remain actively engaged with our full-service regulatory consulting partner who is working closely with our contract design, engineering and manufacturing partners as our products advance towards regulatory submission, clearance, and commercialization.

●	We are evaluating a number of product opportunities and intellectual property covering a spectrum of clinical conditions, which have been presented to us by clinician innovators and academic medical centers, for consideration of a partnership to develop and commercialize these products; we are also exploring opportunities to partner with larger medical device companies to commercialize our lead products as they move towards regulatory clearance and commercialization.

●	We are exploring other opportunities to grow our business and enhance shareholder value through the acquisition of pre-commercial or commercial stage products and /or companies with potential strategic corporate and commercial synergies consistent with our growth strategy.

PAVmed Inc. and /or Lucid Diagnostics Inc. have proprietary rights to the trademarks used herein, including, among others, PAVmed™, Lucid Diagnostics™, Caldus™, CarpX™, DisappEAR™, EsoCheck™, NextCath™, NextFlo™, PortIO™, and “Innovating at the Speed of Life” ™, among others. Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of “™” and /or “®”, however, the absence of such marks is not intended to indicate, in any way, each of PAVmed Inc. and /or Lucid Diagnostics Inc. will not assert, to the fullest extent possible under applicable law, its rights or the rights to such trademarks and trade names.

Recent Developments

Equity Subscription Rights Offering

On June 12, 2018 we closed our oversubscribed equity subscription rights offering which raised the maximum gross proceeds of approximately $10.4 million, before approximately $1.0 million of commissions and fees to the dealer-managers, and approximately $0.2 million of offering costs incurred by us. Pursuant to the equity subscription rights offering, PAVmed Inc. stockholders exercised and we accepted fully-paid equity subscriptions for 9.0 million units at a subscription price of $1.15 per unit. The equity subscription unit consisted of one share of our common stock (Nasdaq: PAVM) and one of our Series Z Warrant to purchase one share of our common stock at an exercise price of $1.60 per share. The Series Z Warrants expire on April 30, 2024 and have certain volume and price redemption features. Upon issue, the equity subscription units were immediately separated into the component parts of one share of our common stock and one Series Z Warrant, as described above, and were immediately tradeable. The balance of funds that were not allocated due to oversubscription in excess of the maximum 9.0 million equity subscriptions were returned to participants. We engaged Maxim Group LLC and Dawson James Securities, Inc. as the dealer-managers of the equity subscription rights offering.

Lucid Diagnostics Inc. EsoCheck™ License Agreement with Case Western Reserve University

As discussed herein above, on May 12, 2018, Lucid Diagnostics Inc., a majority-owned subsidiary of PAVmed Inc., entered into the EsoCheck™ License Agreement with CWRU, for the exclusive worldwide license of the intellectual property rights of the proprietary “EsoCheck™ Technology” consisting of the “EsoCheck™ Cell Sample Collection Device” and the “EsoCheck™ DNA Biomarkers”, each as further described herein above. Lucid Diagnostics Inc, incorporated in the State of Delaware on May 8, 2018, was formed to further develop the “EsoCheck™ Technology”. Along with PAVmed Inc., the other initial stockholders of Lucid Diagnostics Inc. include CWRU and each of the three individual physician inventors of the “EsoCheck™ Technology”.

As currently envisioned, Lucid Diagnostics is intended to function as an autonomous commercial operation under the majority-ownership of PAVmed Inc, including, but not limited to, potentially developing Lucid Diagnostics specific capital financing, and potentially a separate management team when deemed appropriate. The initial Lucid Diagnostics board of directors currently consists of Dr. Lishan Aklog, M.D., Chairman of the Board and CEO of PAVmed Inc., Dennis M. McGrath, Executive Vice President and CFO of PAVmed Inc., Dr. James L. Cox, M.D., a member of the PAVmed Inc. board of directors, and, Dr. Sanford D. Markowitz, M.D., one of the three physician inventors of the EsoCheck™ Technology. PAVmed, Inc. has obtained a waiver from Scopia Holdings, LLC to exempt Lucid Diagnostics Inc. from becoming a guarantor under the senior secured debt agreements of the parent company.

The total number of shares of all classes of stock which Lucid Diagnostics, Inc. has authority to issue is 70 million shares of which 50 million shares are common stock, par value of $0.001 per share, and 20 million shares are preferred stock, par value of $0.001 per share. Concurrent with entering into the EsoCheck)tm) License Agreement, 10 million shares of common stock were issued to the initial founding stockholders, including 8,187,499 shares issued to PAVmed, Inc. and a total of 1,812,501 shares issued to CWRU and the three individual physician inventors. In addition, the three physician inventors entered into consulting agreements with Lucid Diagnostics Inc. to continue to support the research and development of the EsoCheck™ Technology. In addition, each of the three physician inventors were each granted 100,000 stock options under the (separate) Lucid Diagnostics Inc. 2018 Equity Incentive Compensation Plan and were also each granted 25,000 stock option under the PAVmed Inc. 2014 Equity Incentive Compensation Plan. Additionally, Lucid Diagnostics Inc. has entered into a management services agreement with PAVmed Inc., wherein PAVmed Inc. will provide certain management and administrative services to Lucid Diagnostics Inc. for a monthly fee.

PAVmed Inc., CWRU, and the three physician inventors entered into a Shareholders Agreement, which includes transfer restrictions, rights of co-sale, drag-along rights, voting provisions and other rights and obligations of the shareholders with respect to their shares of common stock of Lucid Diagnostics Inc. Under the EsoCheck™ License Agreement, in the event Lucid Diagnostics fails to achieve certain milestones, CWRU shall have the right, in its sole discretion, to require the Company to transfer to CWRU a percentage of the shares of Lucid Diagnostics Inc. common stock then held by PAVmed Inc. (varying, up to 100%, depending on the milestone) in accordance with the Shareholders Agreement.

Under the EsoCheck™ License Agreement, Lucid Diagnostics Inc will reimburse CWRU approximately $273,000 for the CWRU accumulated costs incurred to develop its patents related to the intellectual property of the EsoCheck™ Technology - the “EsoCheck™ License Fee”. A $50,000 initial payment of the EsoCheck™ License Fee was paid in accordance with the provisions of the EsoCheck™ License Agreement, with future quarterly payments of $50,000 until the EsoCheck™ License Fee is paid-in-full. Notwithstanding, the commencement of such quarterly payments is subject to Lucid Diagnostics Inc. consummation of a bona fide financing with an unrelated third-party in excess of $500,000. Additionally, the EsoCheck™ License Agreement is subject to certain regulatory and commercialization milestones, with CWRU receiving royalties based on revenue and a specified portion of any additional proceeds.

Recent Developments (continued)

Regulatory

On November 27, 2017 we filed a 510(k) premarket notification submission with the FDA for our CarpX™ minimally invasive device designed to treat carpal tunnel syndrome. using a commercially available carpal tunnel release device as a predicate. On July 24, the FDA was in receipt of our response to earlier requests for non-clinical support for our application which included results from an animal study, which documented the device’s bipolar electrode design results in minimal spread of thermal energy – less than one-millimeter thermal injury by pathologic analysis and no increase in tissue temperatures except directly over the cutting electrodes. This response also included additional physician usability testing. Each hand surgeon successfully performed the CarpX procedure multiple times in cadavers. We expect to receive the FDA’s response to our resubmission shortly. In addition, we are preparing to submit for CE Mark clearance in Europe and have been approved for a first-in-man clinical series outside of the United States. We recently, hired a Chief Commercial Officer to further develop and implement our commercialization strategy in the United States and commercialization partnerships worldwide.

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

Financing

Equity Subscription Rights Offering - June 12, 2018

The Company completed its previously announced equity subscription rights offering on the June 7, 2018 expiration date of the equity subscription period, with such transaction having a June 12, 2018 close date. The equity rights subscription rights offering is referred to herein as the “June 12, 2018 Equity Subscription Rights Offering”. The June 12, 2018 Equity Subscription Rights Offering was completed under a registration statement on Form S-1 (File No. 333-222581), declared effective by the SEC on May 23, 2018.

The June 12, 2018 Equity Subscription Rights Offering involved the Company distributing one non-transferable equity subscription right for each of the 17,509,654 issued and outstanding shares of common stock of the Company, as of the record date of May 21, 2018, subject-to the acceptance by the Company of a maximum of 9,000,000 fully-paid equity subscriptions tendered as of the June 7, 2018 expiration date of the equity subscription period. The equity subscription rights provided for the purchase of a common stock unit at a $1.15 per unit, with each such unit comprised of one share of common stock of the Company and one Series Z Warrant, with such common stock unit immediately separated upon issue into its underlying components.

The June 12, 2018 Equity Subscription Rights Offering resulted in approximately $10.4 million of gross cash proceeds, before approximately $1.0 million of commissions and fees to the dealer-managers, and approximately $0.2 million of offering costs incurred by the Company, upon the issue on June 12, 2018 of the maximum of nine million equity subscription units. See our unaudited condensed consolidated financial statements Note 14, Stockholders’ Equity and Warrants, for a further discussion of the Series Z Warrants.

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

Recent Developments (continued)

Financing (continued)

Series A and Series A-1 Exchange Offer - March 15, 2018

On March 15, 2018, the “Series A and Series A-1 Exchange Offer” was completed, with such exchange offer made to and accepted by all holders of both the Series A Convertible Preferred Stock and Series A Warrants, and the Series A-1 Convertible Preferred Stock and Series A-1 Warrants, wherein: one share of Series A Convertible Preferred Stock exchanged for two shares of Series B Convertible Preferred Stock, and one Series A Warrant exchanged for five Series Z Warrants; and one share of Series A-1 Convertible Preferred Stock was exchanged for 1.33 shares of Series B Convertible Preferred Stock, and one Series A-1 Warrant exchanged for five Series Z Warrants. Such exchange is referred to herein as the “Series A and Series A-1 Exchange Offer” and the “March 15, 2018 Exchange Date”. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the March 15, 2018 Series A and Series A-1 Exchange Offer.

On the March 15, 2018 Exchange Date: (i) a total of 975,568 shares of Series B Convertible Preferred Stock were issued, including 499,334 shares of Series B Convertible Preferred Stock issued-upon-exchange of 249,667 shares of Series A Convertible Preferred Stock and 476,234 shares of Series B Convertible Preferred Stock issued-upon-exchange of 357,259 shares of Series A-1 Convertible Preferred Stock; and, (ii) a total of 2,739,190 Series Z Warrants were issued, including 1,340,005 Series Z Warrants issued-upon-exchange of 268,001 Series A Warrants and 1,399,185 Series Z Warrants issued-upon-exchange of 279,837 Series A-1 Warrants.

Consequently, as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, there were no shares of Series A and Series A-1 Convertible Preferred Stock, nor Series A and Series A-1 Warrants issued and outstanding, and, there were 975,568 shares of Series B Convertible Preferred Stock (classified in permanent equity) and 2,739,190 Series Z Warrants issued and outstanding. See our unaudited condensed consolidated financial statements Note 13, Preferred Stock, for a further discussion of the Series B Convertible Preferred Stock, and Note 14, Stockholders’ Equity and Warrants, for a further discussion of the Series Z Warrants.

Series W Warrants Exchange Offer - April 5, 2018 ’

On April 5, 2018, a total of 5,075,849 Series Z Warrants were issued-upon-exchange of 10,151,682 Series W Warrants, in an exchange offer transaction captioned the “Series W Warrants Offer-to-Exchange”. The Series W Warrants Offer-to-Exchange was conducted pursuant to an offer letter dated February 20, 2018, as included in a Tender Offer Statement on Schedule TO filed with the SEC on February 20, 2018, wherein the Company offered to issue one Series Z Warrant in exchange for every two Series W Warrants. Such “Series W Warrants Offer-to-Exchange” commenced on February 20, 2018 and had April 2, 2018 expiration date. The Series W Warrants Offer-to-Exchange was completed after expiration of the guaranteed delivery period on April 5, 2018 - referred to herein as the “April 5, 2018 Exchange Offer”.

The Series Z Warrants issued upon exchange of the Series W Warrants on April 5, 2018, upon their issuance, enabled the holder to immediately purchase one share of PAVM common stock at an exercise price of $1.60 per share, effective June 1, 2018, with and expiry of April 30, 2024. The Series Z Warrant exercise price was initially $3.00 per share through May 31, 2018, and then $1.60 per share effective June 1, 2018, wherein, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2018, upon completion of the period-of-notice to the then-current Series Z Warrant holders. See herein below for further information with respect to the modification expense recognized in connection with the Series Z Warrant exercise price adjustment. The Series Z Warrant $1.60 exercise price is not subject-to further adjustment, unless by action of the PAVmed Inc board of directors, or the effect of stock dividends, stock splits or similar events affecting the common stock. The Series Z Warrants are redeemable by the Company under certain conditions, as discussed above.

See our unaudited condensed consolidated financial statements Note 14, Stockholders’ Equity and Warrants for a further discussion of the Series Z Warrants.

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

Recent Developments (continued)

Financing (continued)

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

The Senior Secured Note bears interest at a fixed annual rate of 15.0%, with interest payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing on December 30, 2017. The Company may elect, at its sole discretion, to defer payment of up to 50% of the semi-annual interest payment, with such deferred amount added to and increasing the outstanding interest-bearing principal balance of the Senior Secured Note by such amount. In this regard, as of June 30, 2018 and December 31, 207, the Senior Secured Note principal balance is $5,383,112 and $5,188,542, respectively, with each such principal amount comprised of the initial principal of $5.0 million and the deferred semi-annual interest. The aggregate remaining unpaid principal balance of the Senior Secured Note is due on June 30, 2019.

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

There were 1,199,383 and 1,473,640 Series S Warrants issued and outstanding as of June 30, 2018 and December 31, 2017, respectively. In March 2018, a total of 274,257 Series S Warrants exercised for $2,743 of cash proceeds, resulting in the issue of a corresponding number of a shares of common stock of the Company. In each of October 2017 and November 2017, 532,000 (or a total of 1,064,000) Series S Warrants were exercised for total cash proceeds of $10,640, resulting in the issuance of a corresponding number of shares of common stock of the Company, and in November 2017, a total of 122,360 Series S Warrants were exercised on a cashless basis, resulting in the issuance of a total of 122,080 shares of common stock of the Company

See Liquidity and Capital Resources herein below for further information regarding the Note and Security Purchase Agreement with Scopia Holdings LLC.

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

The Series A and Series A-1 Exchange Offer executed on March 15, 2018 discussed herein above, resulted in 357,259 shares of Series A-1 Convertible Preferred Stock being exchanged for the issue of 476,234 shares of Series B Convertible Preferred Stock, and, 279,837 Series A-1 Warrants being exchanged for the issue of 1,399,185 Series Z Warrants. Accordingly, as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, there were no issued and outstanding shares of Series A-1 Convertible Preferred Stock nor Series A-1 Warrants, as they were each fully exchanged for shares Series B Convertible Preferred Stock and Series Z Warrants, respectively.

See Liquidity and Capital Resources herein below for further information regarding the Series A-1 Preferred Stock Units private placement, Series A-1 Convertible Stock, and Series A-1 Warrants.

Recent Developments (continued)

Financing (continued)

Series A Preferred Stock Units Private Placement - Three Months Ended March 31, 2017

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

The Series A and Series A-1 Exchange Offer executed on March 15, 2018 discussed herein above, resulted in 249,667 shares of Series A Convertible Preferred Stock being exchanged for the issue of 499,334 shares of Series B Convertible Preferred Stock, and, 268,001 Series A Warrants being exchanged for the issue of 1,340,005 Series Z Warrants. Accordingly, as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, there were no issued and outstanding shares of Series A Convertible Preferred Stock nor Series A Warrants, as they were each fully exchanged for shares Series B Convertible Preferred Stock and Series Z Warrants, respectively.

See Liquidity and Capital Resources herein below for further information regarding the Series A-1 Preferred Stock Units private placement, Series A-1 Convertible Stock, and Series A-1 Warrants.

Nasdaq Notice

On July 3, 2018, Nasdaq notified the Company it regained compliance with Nasdaq Capital Market Listing Rules. Previously, on March 5, 2018, the Nasdaq Listing Qualifications Department notified the Company it did not comply with certain Listing Rules of the Nasdaq Capital Market, including Listing Rule 5550(b)(2) with respect to a $35 million market value of listed securities. On June 27, 2018, the Company filed with the SEC a Form 8-K, disclosing the Company believed it was in compliance with Nasdaq’s continued listing standards, including Listing Rule 5550(b)(1), with respect to a minimum $2.5 million stockholders’ equity, as a result of the approximate $9.2 million of net cash proceeds realized in the Company’s “June 12, 2018 Equity Subscription Rights Offering” transaction. See our unaudited condensed consolidated financial statements Note 14, Stockholders’ Equity and Warrants, for a discussion of the Company’s “June 12, 2018 Equity Subscription Rights Offering” transaction.

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

We anticipate our general and administrative expenses will increase in the future prior to the potential regulatory approval of our first product, as we anticipate an increase in payroll and related expenses related to our preparation for commercial operations, including as it relates to sales and marketing. We also anticipate continued expenses related to being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance as a public company, director and officer insurance premiums and investor relations costs.

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

We incurred approximately $6.5 million in research and development costs from June 26, 2014 (inception) through June 30, 2018. We plan to incur research and development expenses for the foreseeable future as we continue the development of our products. Our current research and development activities are focused principally on obtaining FDA clearance and initializing commercialization of the lead products in our pipeline, CarpX™ and PortIO™, and to commence preparing EsoCheckTM for FDA submission, along with advancing our DisappEAR™ and NextFloTM products through their respective development phase, with research and development activities on our other portfolio products commensurate with available capital resources. These planned research and development activities include the following:

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

Financial Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended
	June 30,
	2018	2017
Revenue	$—	$—
Operating expense
General and administrative expenses	1,590,656	1,319,692
Research and development expenses	1,148,129	701,740
Total operating expenses	2,738,785	2,021,432

Loss from operations	(2,738,785)	(2,021,432)

Other income (expense) Interest expense	(500,304)	—

Series A and Series A-1 Exchange Offer - excess of fair value of Series Z Warrants issued-upon-exchange of Series A-1 Warrants	—	—

Series W Warrants Exchange Offer - excess of fair value of Series Z Warrants issued-upon-exchange of Series W Warrants	766,456	—

Modification of the Series Z Warrant Agreement	(1,140,995)	—

Loss on Series A Preferred Stock Units issued in a private placement	—	—

Change in fair value of Series A Warrants derivative liability	—	748,423

Change in fair value of Series A Convertible Preferred Stock conversion option derivative liability	—	283,302

Other income (expense), net	(2,407,755)	1,031,725

Loss before income tax	(5,146,540)	(989,707)

Provision for income taxes	—	—

Net loss - as reported, before noncontrolling interest	(5,146,540)	(989,707)

Add back: Net loss attributable to noncontrolling interest	81,200	—

Net loss - as reported, attributable to PAVmed Inc.	(5,065,340)	(989,707)

Less: Series B Convertible Preferred Stock dividends	(63,623)	—
Less: Series A-1 Convertible Preferred Stock dividends	—	—
Less: Series A Convertible Preferred Stock dividends	—	(51,271)

Series A and Series A-1 Exchange Offer - deemed dividend Series B Convertible Preferred Stock issued-upon-exchange of Series A Convertible Preferred Stock	—	—

Series A and Series A-1 Exchange Offer - Series B Convertible Preferred Stock issued upon exchange of Series A-1 Convertible Preferred Stock	—	—

Net loss attributable to PAVmed Inc. common stockholders	$(5,128,963)	$(1,040,978)

Revenue

To date, we have not generated any revenues from product sales. Our ability to generate product revenue and become profitable depends upon our ability to successfully complete the development and commercialize our products.

Financial Results of Operations (continued)

Comparison of the Three Months Ended June 30, 2018 and 2017 (continued)

General and administrative expense

The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017:

	Three Months	Three Months
	Ended	Ended
	June 30, 2018	June 30, 2017	$ Change	%Change
Compensation and related personnel costs	$259,678	$211,787	$47,891	23%
Stock-based compensation	233,962	223,735	10,227	5%
Outside professional services	906,963	704,325	202,638	29%
Facility related costs	41,283	46,594	(5,311)	-11%
Board related costs	62,500	72,500	(10,000)	-14%
Other operating costs	86,270	60,751	25,519	42%
Total general and administrative expenses	$1,590,656	$1,319,692	$270,964	21%

General and administrative expenses incurred for the three months ended June 30, 2018 were $1,590,656, an increase of $270,964 as compared to $1,319,692 incurred for prior year period. The increased general and administrative expenses for the current year period resulted principally from increased expenses related to compensation and related personnel costs of $47,891, $10,227 in stock based compensation, $202,638 of outside professional services, and $25,519 of other operating costs, partially offset by decreases of $5,311 in facility related costs and $10,000 in board related costs.

The increased compensation and related personnel costs expense in the three months year ended June 30, 2018 as compared to the prior year period, resulted from higher salary and benefit expense related to the hiring of additional personnel.

The stock-based compensation expense classified as general and administrative expense, which includes stock options granted to both employees and non-employees, of $233,962 in the three months ended June 30, 2018, increased $10,227 as compared to the prior year period, principally due to the recognition of a full three months of expense in the current year period as compared to partial period expense recognized for stock options granted in the prior year after June 30, 2017, and the recognition of expense related to additional stock options awarded in January 2018, partially offset by the absence of stock-based compensation expense related to forfeited stock options of former members of the board of directors who resigned in February 2018, and lower stock-based compensation expense related to stock options granted to non-employees, resulting principally from lower stock option vesting date fair value corresponding to lower share price of the underlying common stock of the Company on such vesting dates in the current year period as compared to the prior year period;

The outside professional services expense of $906,963 in the three months ended June 30, 2018 as compared to the prior year period, increased by $202,638, principally resulting from higher expenses of: $109,292 related to regulatory matters, $74,538 related to intellectual property matters, and $81,503 associated with professional fees for information technology, legal, accounting, tax, valuations, auditing, SEC reporting, and public company requirements; offset by lower expenses of: $42,694 related to investor and public relations.

Additionally, outside professional services decreased $20,000 with respect to consulting agreements with entities and /or individuals affiliated with certain of our officers and /or former directors, including, $75,000 incurred for each of the three months ended June 30, 2018 and 2017 under the HCP/Advisors consulting agreement; and, $0 and $20,000 incurred in three months ended June 30, 2018 and 2017, respectively, related to the previous (expired) HCFP/Strategy Advisors consulting agreement. See “Contractual Obligations” herein below for further details on these related party agreements.

The decrease in facility related costs of $5,311 in the three months ended June 30, 2018 as compared to the prior year period, principally resulted from decreased rent expense associated with our corporate offices, resulting from a previous reduction of the leased office space during the three months ended September 30, 2017.

The board of director related costs represent fees paid for the services of non-executive members, paid on a quarterly basis, with the decrease in such fees resulting from the resignation of members in February 2018. During the three months ended June 30, 2018, there were four non-executive members as compared to five in the three months ended June 30, 2017.

The increase in other operating expenses of $25,519 in the three months ended June 30, 2018 as compared to the prior year period, principally resulted from higher travel and related costs and director and officers’ insurance premiums.

Financial Results of Operations (continued)

Comparison of the Three Months Ended June 30, 2018 and 2017 (continued)

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017:

	Three Months	Three Months
	Ended	Ended
	June 30,	June,
	2018	2017	$ Change	%Change
Compensation and related personnel costs	$129,478	$84,721	$44,757	53%
Stock-based compensation	69,928	30,565	39,363	129%
Outside professional services	676,170	586,454	89,716	15%
Patent license fees	272,553	—	272,553	100%
Total research and development expenses	$1,148,129	$701,740	$446,389	64%

Research and development expenses incurred for the three months ended June 30, 2018 totaled $1,148,129, an increase of $446,389 as compared to $701,740 incurred for the prior year period. The increase in research and development expenses principally resulted from the $272,553 patent license fee incurred with respect to the EsoCheck™ License Agreement, and increased expenses of: $44,757 related to compensation and related personnel costs and $39,363 related to stock-based compensation, and $89,716 of research and development outside professional service costs.

The increased compensation and related personnel costs expense of $44,757 in the three months ended June 30, 2018 as compared to the prior year period, resulted from higher salary expense related to additional personnel, and the increase stock-based compensation expense of $39,363, resulted from the recognition of expense related to additional stock options awarded in January 2018.

Under the EsoCheck™ License Agreement, as more fully discussed herein above, the Company incurred an expense of $272,553, recognized as a current period research and development expense on the May 12, 2018 execution date.

Our current research and development activities are focused principally on obtaining FDA clearance and initializing commercialization of the lead products in our pipeline, including PortIO™ and CarpX™, to commence preparing EsoCheck™ for FDA submission, along with advancing our DisappEAR™ product through its initial development phase. In this regard, the $79,058 decrease in outside professional services in the six months ended June 30, 2018 as compared to the prior year period, resulted from current research and development activities focused principally on obtaining FDA clearance of PortIO™ and CarpX™, as compared to higher expenses incurred in the prior year period related to development activities associated with certain of our products, including PortIO™ and CarpX™, among other product candidates.

Financial Results of Operations (continued)

Comparison of the Three Months Ended June 30, 2018 and 2017 (continued)

Other Income and Expense

Other income (expense), net for the periods indicated, is as follows:

	Three Months Ended
	June 30,
	2018	2017
Other income (expense), net Interest expense	(500,304)	—

Series A and Series A-1 Exchange Offer - March 15, 2018 - excess of fair value of Series Z Warrants issued-upon-exchange of Series A-1 Warrants	—	—

Series W Warrants Exchange Offer - April 5, 2018 - excess of fair value of Series Z Warrants issued-upon-exchange of Series W Warrants	(766,456)	—

Modification of the Series Z Warrant Agreement	(1,140,995)	—

Loss on Series A Preferred Stock Units issued in a private placement	—	—

Change in fair value of Series A Warrants derivative liability	—	748,423

Change in fair value of Series A Convertible Preferred Stock conversion option derivative liability	—	283,302

Other income (expense), net	(2,407,755)	1,031,725

Interest Expense

The Company and Scopia Holdings LLC (“Scopia or the Lender”) entered into a Note and Security Purchase Agreement, wherein upon Scopia delivering to the Company $4.8 million in net cash proceeds on July 3, 2017, the Company issued to Scopia and its designees, a Senior Secured Note with an initial principal of $5.0 million (“Senior Secured Note”), and 2,660,000 Series S Warrants to purchase shares of common stock of the Company. The aggregate remaining unpaid principal balance of the Senior Secured Note, as discussed below, is due on June 30, 2019.

The $4,842,577 of cash proceeds, which were net of the Lender’s debt issuance costs, have been allocated to the Scopia Note and the Series S Warrants based on their respective relative fair value, resulting in an allocation of $1,408,125 to the Scopia Note and $3,434,452 to the Series S-Warrants, with the resulting difference of $3,591,875 between the Scopia Note initial principal amount and the allocated amount accounted for a debt discount amortized as interest expense over the term of the Scopia Note.

The Senior Secured Note bears interest at a fixed annual rate of 15.0%, with interest payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing December 30, 2017 (“15% interest expense”). The Company may elect, at its sole discretion, to defer payment of up to 50% of the semi-annual 15% interest expense due, with such deferred amount added to the outstanding interest-bearing principal balance of the Senior Secured Note. In this regard, as of June 30, 2018 and December 31, 2017, the Senior Secured Note principal balance is $5,383,112 and $5,188,542, respectively, with each such principal amount comprised of the initial principal of $5.0 million and the deferred semi-annual interest.

The Senior Secured Note interest expense recognized includes both the 15% interest expense and the amortization of the debt discount, and amounted to $500,304, including $305,733 of amortized debt discount, in the three months ended June 30, 2018. There was no such interest expense in the prior year periods. The Senior Secured Note remaining unamortized debt discount is $2,632,807 as of June 30, 2018 and $3,244,274 as of December 31, 2017.

Financial Results of Operations (continued)

Comparison of the Three Months Ended June 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Modification Expense - Series W Warrants Exchange Offer - April 5, 2018 ’

On April 5, 2018, a total of 5,075,849 Series Z Warrants were issued-upon-exchange of 10,151,682 Series W Warrants, in an exchange offer transaction captioned the “Series W Warrants Offer-to-Exchange”. In this regard, pursuant to an offer-to-exchange dated February 20, 2018, as included in a Tender Offer Statement on Schedule TO filed with the SEC on February 20, 2018, wherein, the Company offered one Series Z Warrant issued-upon-exchange of two Series W Warrants. Such “Series W Warrants Offer-to-Exchange” commenced on February 20, 2018 and had April 2, 2018 expiration date, and after completion of the guaranteed delivery period, an April 5, 2018 close date - consequently referred to herein as the “April 5, 2018 Exchange Offer”.

The Series Z Warrants issued upon exchange of the Series W Warrants on April 5, 2018, upon their issuance, enabled the holder to immediately purchase one share of PAVM common stock at an exercise price of $1.60 per share, effective June 1, 2018, with an expiry of April 30, 2024. The Series Z Warrant exercise price was initially $3.00 per share through May 31, 2018, and then $1.60 per share effective June 1, 2018, wherein, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2018, upon completion of the period-of-notice to the then-current Series Z Warrant holders. See herein below for further information with respect to the modification expense recognized in connection with the Series Z Warrant exercise price adjustment. The Series Z Warrant $1.60 exercise price is not subject-to further adjustment, unless by action of the PAVmed Inc board of directors, or the effect of stock dividends, stock splits or similar events affecting the common stock. The Series Z Warrants are redeemable by the Company under certain conditions, as discussed above.

The April 5, 2018 Exchange Offer resulted in the recognition of a modification expense under the analogous guidance of FASB ASC 718 with respect to stock option modification, wherein an exchange of warrants is deemed to be a modification of the initial warrant agreement by the replacement with a revised warrant agreement, requiring the incremental fair value, measured as the difference between the fair value immediately after the modification as compared to the fair value immediately before the modification, to the extent an increase, recognized as a modification expense. In this regard, the Series Z Warrants issued-upon-exchange of the Series W Warrants resulted in the recognition of a modification expense of $766,456, with a corresponding increase to addition paid-in capital, with such modification expense resulting from the difference in estimated fair values of the consideration given of $3,304,377 with respect to the 5,075,849 Series Z Warrants issued-upon-exchange of the 10,151,682 Series W Warrants extinguished having an estimated fair value of $2,537,921.

The April 5, 2018 Exchange Offer estimated fair values of each of the Series Z Warrants and Series W Warrants noted above, were each computed using the Black-Scholes option pricing model, using the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, estimated volatility in the value of the Company’s common stock, and the respective warrants’ exercise price.

See our unaudited condensed consolidated financial statements Note 14, Stockholders’ Equity and Warrants for a further discussion of the Series Z Warrants.

Financial Results of Operations (continued)

Comparison of the Three Months Ended June 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Modification Expense - Series Z Warrant Agreement

The Series Z Warrant exercise price was initially $3.00 per share through May 31, 2018, and then $1.60 per share effective June 1, 2018, wherein, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2018, upon completion of the period-of-notice to the then-current Series Z Warrant holders. The Series Z Warrant $1.60 exercise price is not subject-to further adjustment, unless by action of the PAVmed Inc board of directors, or the effect of stock dividends, stock splits or similar events affecting the common stock.

The Series Z Warrant exercise price adjustment resulted in the recognition of a modification expense under the analogous guidance of FASB ASC 718 with respect to stock option modification, wherein the incremental fair value is measured as the difference between the fair value immediately after the modification as compared to the fair value immediately before the modification, with such incremental fair value, to the extent an increase, recognized as a modification expense. In this regard, on the June 1, 2018 effective date of the Series Z Warrant adjusted exercise price, a modification expense of $1,140,995 was recognized, with a corresponding increase to addition paid-in capital.

Additionally, the Series Z Warrants issued in both the March 15, 2018 Exchange Offer and the April 5, 2018 Exchange Offer, each as discussed above, were issued under the (original) “Series Z Warrant Agreement”. The Company’s board of directors approved Amendment No. 1 to the original Series Z Warrant Agreement, resulting in the “Amended and Restated Series Z Warrant Agreement”, dated June 8, 2018, referred to as the Amended Series Z Warrant Agreement. The principal provisions of such Amendment No. 1, include among other items: to provide for a “late delivery fee” for shares of common stock of the Company delivered outside of the “standard delivery period”, including delivery of shares upon Series Z Warrant exercise for open market or other purchase transactions - i.e. “buy-in fee”, with each such payment, if any, in addition to and not in lieu of delivery of shares of common stock of the Company, and, to include a standard provision (“plain vanilla”), wherein in the event the Company engages in a “Fundamental Transaction”, as defined, the Series Z Warrant may participate pari passu with common stockholders in the consideration paid by an acquiror for the Company’s shares, with such payment, if any, made by the acquiring entity and not paid by the Company as issuer.

The Series Z Warrant Agreement No. 1, was evaluated under the analogous guidance of FASB ASC 718 with respect to stock option modification, as discussed above, but did not result in the recognition of a modification expense as there was no incremental increase in the estimated fair value as described above.

The June 1, 2018 and June 8, 2018 estimated fair values, as discussed above, of the Series Z Warrants, were computed using the Black-Scholes option pricing model, using the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, estimated volatility in the value of the Company’s common stock, and the respective warrants’ exercise price.

See our consolidated financial statements Note 14, Stockholders’ Equity and Warrants, for a further discussion of the Series Z Warrants.

Financial Results of Operations (continued)

Comparison of the Three Months Ended June 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Series A Preferred Stock Units Private Placement

The Series A Preferred Stock Units were issued in a private placement in an initial closing on January 26, 2017, and subsequent closings on January 31, 2017 and March 8, 2017, resulting in a total of 422,838 Series A Preferred Stock Units issued for aggregate gross proceeds of approximately $2.5 million and net proceeds of approximately $2.2 million, after payment of placement agent fees and closing costs.

The Series A Preferred Stock Unit was comprised of one share of Series A Convertible Preferred Stock and one Series A Warrant, with each immediately separable upon their issuance, and became convertible and exercisable, respectively, on May 21, 2017 upon stockholder approval of the Series A Preferred Stock Units private placement, with such approval obtained in accordance with Nasdaq Stock Market Rule 5635(d).

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

The Series A Warrant and the Series A Convertible Preferred Stock conversion option were each determined to be a derivative liability under FASB ASC Topic 815, Derivative and Hedging (ASC 815), as the Series A Convertible Preferred Stock common stock exchange factor denominator and the Series A Warrant exercise price are each subject to potential adjustment resulting from future financing transactions, under certain conditions, along with certain other provisions which may result in required or potential full or partial cash settlement. Through the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer discussed herein below, the respective Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability were each classified as a current liability in the unaudited condensed consolidated balance sheet, and each were initially measured at estimated fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations.

See our unaudited condensed consolidated financial statements Note 13, Preferred Stock, further information regarding the Series A Preferred Stock Units private placement and the Series A Convertible Preferred Stock, and Note 14, Stockholders’ Equity and Warrants, for a further discussion of the Series A Warrants.

Change in Fair Value of Series A Warrants and Series A Convertible Preferred Stock Conversion Option Derivative Liabilities

- Three Months Ended June 30, 2018

As discussed below, each of the Series A Warrants and the Series A-1 Convertible Preferred Stock conversion option derivative liability were fully extinguished as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, and accordingly, there was no recognition of income or expense related to the change in fair value of such derivative liabilities in the three months ended June 30, 2018.

Previously, the “Series A and Series A-1 Exchange Offer” was completed on March 15, 2018, with such exchange offer offered to and accepted by all holders of both the Series A Convertible Preferred Stock and Series A Warrants, and the Series A-1 Convertible Preferred Stock and Series A-1 Warrants, was as follows: one share of Series A Convertible Preferred Stock exchanged for two shares of Series B Convertible Preferred Stock, and one Series A Warrant exchanged for five Series Z Warrants; and one share of Series A-1 Convertible Preferred Stock exchanged for 1.33 shares of Series B Convertible Preferred Stock, and one Series A-1 Warrant exchanged for five Series Z Warrants - referred to as the “Series A and Series A-1 Exchange Offer” and the “March 15, 2018 Exchange Date”.

On the March 15, 2018 Exchange Date: (i) a total of 975,568 shares of Series B Convertible Preferred Stock were issued, including 499,334 shares of Series B Convertible Preferred Stock issued-upon-exchange of 249,667 shares of Series A Convertible Preferred Stock and 476,234 shares of Series B Convertible Preferred Stock issued-upon-exchange of 357,259 shares of Series A-1 Convertible Preferred Stock; and, (ii) a total of 2,739,190 Series Z Warrants were issued, including 1,340,005 Series Z Warrants issued-upon-exchange of 268,001 Series A Warrants and 1,399,185 Series Z Warrants issued-upon-exchange of 279,837 Series A-1 Warrants.

As of the March 15, 2018 Exchange Date, there were no issued and outstanding shares of Series A Convertible Preferred Stock and Series A Warrants, nor shares of Series A-1 Convertible Preferred Stock and Series A-1 Warrants, as each were fully exchanged for shares of Series B Convertible Preferred Stock and Series Z Warrants, respectively.

Financial Results of Operations (continued)

Comparison of the Three Months Ended June 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Change in Fair Value of Series A Warrants and Series A Convertible Preferred Stock Conversion Option Derivative Liabilities - Three Months Ended June 30, 2017

As noted above, a total of 422,838 each of Series A Warrants and shares of Series A Convertible Preferred Stock were issued in the Series A Preferred Stock Unit private placement in the three months ended March 31, 2017, and such amounts were also issued and outstanding at June 30, 2017.

The reconciliation of each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability for the periods noted are as follows:

		Series A
		Convertible
	Series A	Preferred Stock
Derivative Liability - June 30, 2017	Warrants	Conversion Option
Balance at March 31, 2017	$3,264,309	$997,898
Change in fair value	(748,423)	(283,302)
Balance at June 30, 2017	$2,515,886	$714,596

As noted above, the Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability were each initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value recognized as other income or expense. In the three months ended June 30, 2017, the change in estimated fair value resulted in the recognition of income of $748,423 with respect to the Series A Warrant derivative liability and income of $283,302 with respect to the Series A Convertible Preferred Stock Conversion Option derivative liability, with a corresponding decrease in each such derivative liability.

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

Fair Value Assumptions
Series A Warrants Derivative Liability	June 30, 2017	March 31, 2017
Calculated aggregate estimated fair value	$2,515,886	$3,264,309
Series A Warrants outstanding	422,838	422,838
Value of common stock	$4.50	$5.00
Exercise price per share - Series A Warrant	$8.00	$8.00
Exercise price per share - Series X Warrant	$6.00	$6.00
Expected term (years)	6.8	7.1
Volatility	49%	48%
Risk free rate	2.1%	2.2%
Dividend yield	0%	0%

Fair Value Assumptions
Series A Convertible Preferred Stock
Conversion Option Derivative Liability	June 30, 2017	March 31, 2017
Calculated aggregate estimated fair value	$714,596	$997,898
Series A Convertible Preferred Stock shares	422,838	422,838
Value of common stock	$4.50	$5.00
Common stock exchange factor numerator	$6.00	$6.00
Common stock exchange factor denominator	$6.00	$6.00
Expected term (years)	6.8	7.1
Volatility	49%	48%
Risk-free interest rate	2.1%	2.2%
Dividend yield	0%	0%

See our consolidated financial statements Note 11, Financial Instruments Fair Value Measurements, for further information with respect to recurring reporting period date and non-recurring issue-date and /or date-of-occurrence estimated fair values, including with respect to the initial issue date and subsequent recurring reporting period date estimated fair values of each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability.

Financial Results of Operations (continued)

Comparison of the Three Months Ended June 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

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

Financial Results of Operations (continued)

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended
	June 30,
	2018	2017
Revenue	$—	$—
Operating expense
General and administrative expenses	2,971,823	2,819,244
Research and development expenses	1,710,664	1,358,453
Total operating expenses	4,682,487	4,177,697

Loss from operations	(4,682,487)	(4,177,697)

Other income (expense) Interest expense	(1,000,608)	—

Series A and Series A-1 Exchange Offer - March 15, 2018 - excess of fair value of Series Z Warrants issued-upon-exchange of Series A-1 Warrants	(349,796)	—

Series W Warrants Exchange Offer - April 5, 2018 - excess of fair value of Series Z Warrants issued-upon-exchange of Series W Warrants	(766,456)	—

Modification of the Series Z Warrant Agreement	(1,140,995)	—

Loss on Series A Preferred Stock Units issued in a private placement	—	(3,124,285)

Change in fair value of Series A Warrants derivative liability	(96,480)	1,534,820

Change in fair value of Series A Convertible Preferred Stock conversion option derivative liability	64,913	507,367

Other income (expense), net	(3,289,422)	(1,082,098)

Loss before income tax	(7,971,909)	(5,259,795)

Provision for income taxes	—	—

Net loss - as reported, before noncontrolling interest	(7,971,909)	(5,259,795)

Add back: Net loss attributable to noncontrolling interest	81,200	—

Net loss - as reported, attributable to PAVmed Inc.	(7,890,709)	(5,259,795)

Less: Series B Convertible Preferred Stock dividends	(74,029)	—
Less: Series A-1 Convertible Preferred Stock dividends	(25,148)	—
Less: Series A Convertible Preferred Stock dividends	(26,487)	(77,711)

Series A and Series A-1 Exchange Offer - March 15, 2018 Series B Convertible Preferred Stock issued-upon-exchange of Series A Convertible Preferred Stock	(726,531)	—

Series A and Series A-1 Exchange Offer - March 15, 2018 Series B Convertible Preferred Stock issued upon exchange of Series A-1 Convertible Preferred Stock	199,241	—

Net loss attributable to PAVmed Inc. common stockholders	$(8,543,663)	$(5,337,506)

Revenue

To date, we have not generated any revenues from product sales. Our ability to generate product revenue and become profitable depends upon our ability to successfully complete the development and initiate the commercialization of our products.

Financial Results of Operations (continued)

Comparison of the Six Months Ended June 30, 2018 and 2017 (continued)

General and administrative expense

The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2018	2017	$ Change	%Change
Compensation and related personnel costs	$530,211	$477,740	$52,471	11%
Stock-based compensation	453,356	466,187	(12,831)	-3%
Outside professional services	1,591,782	1,508,438	83,344	6%
Facility related costs	77,546	94,432	(16,886)	-18%
Board related costs	135,000	145,000	(10,000)	-7%
Other operating costs	183,928	127,447	56,481	44%
Total general and administrative expenses	$2,971,823	$2,819,244	$152,579	5%

General and administrative expenses incurred for the six months ended June 30, 2018 were $2,971,823, an increase of $152,579 as compared to $2,819,244 incurred for prior year period. The increased general and administrative expenses for the current year period is principally due to increased expenses related to compensation and related personnel costs of $52,471, outside professional services of $83,344, and $56,481 in other operating costs, partially offset by decreases of $12,831 in stock based compensation, $16,886 in facility related costs, and $10,000 in board related costs.

The increased compensation and related personnel costs expense in the six months year ended June 30, 2018 as compared to the prior year period, resulted from higher salary and benefit expense related to the hiring of additional personnel.

The stock-based compensation expense classified as general and administrative expense, which includes stock options granted to both employees and non-employees, of $453,356 in the six months ended June 30, 2018, decreased $12,831 as compared to the prior year period, principally resulting from the recognition in the prior year period of $51,389 related to the March 31, 2017 modifications to the stock option grant previously awarded to our former CFO, and by lower stock-based compensation expense related to stock options granted to non-employees, resulting principally from lower stock option vesting date fair value corresponding to lower share price of the underlying common stock of the Company on such vesting dates in the current year period as compared to the prior year period; partially offset by higher stock based compensation expense resulting from the recognition of six months of expense in the current year period as compared to partial period expense recognized for stock options granted in the six months ended June 30, 2017, and the recognition of expense related to additional stock options awarded in January 2018.

The outside professional services expense of $1,591,782 in the six months ended June 30, 2018 as compared to the prior year period, increased by $83,344, principally resulting from higher expenses of: $157,883 related to regulatory matters, $129,535 related to intellectual property matters and $68,040 associated with professional fees for information technology, legal, accounting, tax, valuations, auditing, SEC reporting, and public company requirements; offset by lower expenses of: $192,114 related to investor and public relations.

Additionally, outside professional services decreased $80,000 with respect to consulting agreements with entities and /or individuals affiliated with certain of our officers and /or former directors, including, $150,000 incurred for each of the six months ended June 30, 2018 and 2017 under the HCP/Advisors consulting agreement; and, $0 and $80,000 incurred in six months ended June 30, 2018 and 2017, respectively, related to the previous (expired) HCFP/Strategy Advisors consulting agreement - see “Contractual Obligations” herein below for further details on these related party agreements.

The decrease in facility related costs of $16,886 in the six months ended June 30, 2018 as compared to the prior year period, principally resulted from decreased rent expense associated with our corporate offices, resulting from a previous reduction of the leased office space during the three months ended September 30, 2017.

The board of director related costs represent fees paid for the services of non-executive members, paid on a quarterly basis, with the decrease in such fees resulting from the resignation of members in February 2018. During the six months ended June 30, 2018, there were five non-executive members in the quarters ended March 31, 2017, June 30, 2017, and March 31, 2018, while there were four such members in the quarter ended June 30, 2018.

The increase in other operating expenses of $56,481 in the six months ended June 30, 2018 as compared to the prior year period, principally resulted from higher travel and related costs and director and officer insurance premiums.

Financial Results of Operations (continued)

Comparison of the Six Months Ended June 30, 2018 and 2017 (continued)

Research and development expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017:

	Six Months	Six Months
	Ended	Ended
	June 30,	June,
	2018	2017	$ Change	%Change
Compensation and related personnel costs	$259,542	$161,853	$97,689	60%
Stock-based compensation	121,820	60,793	61,027	100%
Outside professional services	1,056,749	1,135,807	(79,058)	-7%
Patent license fees	272,553	—	272,553	100%
Total research and development expenses	$1,710,664	$1,358,453	$352,211	26%

Research and development expenses incurred for the six months ended June 30, 2018 totaled $1,710,664, an increase of $352,211 as compared to $1,358,453 incurred for the prior year period. The increase in research and development expenses principally resulted from the $272,553 patent license fee incurred with respect to the EsoCheck™ License Agreement, and increased expenses of: $97,689 related to compensation and related personnel costs and $61,027 related to stock-based compensation, partially offset by $79,058 of research and development outside professional service costs.

The increased compensation and related personnel costs expense of $97,689 in the six months ended June 30, 2018 as compared to the prior year period, resulted from higher salary expense related to additional personnel, and the increase stock-based compensation expense of $61,027, resulted from the recognition of expense related to additional stock options awarded in January 2018.

Under the EsoCheck™ License Agreement, as more fully discussed herein above, the Company incurred an expense of $272,553, recognized as a current period research and development expense on the May 12, 2018 execution date.

Our current research and development activities are focused principally on obtaining FDA clearance and initializing commercialization of the lead products in our pipeline, including PortIO™ and CarpX™, to commence preparing EsoCheck™ for FDA submission, along with advancing our DisappEAR™ and NextFloTM products through its initial development phase. In this regard, the $79,058 decrease in outside professional services in the six months ended June 30, 2018 as compared to the prior year period, resulted from current research and development activities focused principally on obtaining FDA clearance of PortIO™ and CarpX™, as compared to higher expenses incurred in the prior year period related to development activities associated with certain of our products, including PortIO™ and CarpX™, among other product candidates.

Financial Results of Operations (continued)

Comparison of the Six Months Ended June 30, 2018 and 2017 (continued)

Other Income and Expense

Other income (expense), net for the periods indicated, is as follows:

	Six Months Ended
	June 30,
	2018	2017

Other income (expense), net Interest expense	(1,000,608)	—

Series A and Series A-1 Exchange Offer - March 15, 2018 - excess of fair value of Series Z Warrants issued-upon-exchange of Series A-1 Warrants	(349,796)	—

Series W Warrants Exchange Offer - April 5, 2018 - excess of fair value of Series Z Warrants issued-upon-exchange of Series W Warrants	(766,456)	—

Modification of the Series Z Warrant Agreement	(1,140,995)	—

Loss on Series A Preferred Stock Units issued in a private placement	—	(3,124,285)

Change in fair value of Series A Warrants derivative liability	(96,480)	1,534,820

Change in fair value of Series A Convertible Preferred Stock conversion option derivative liability	64,913	507,367

Other income (expense), net	(3,289,422)	(1,082,098)

Interest Expense

The Company and Scopia Holdings LLC (“Scopia or the Lender”) entered into a Note and Security Purchase Agreement, wherein upon Scopia delivering to the Company $4.8 million in net cash proceeds on July 3, 2017, the Company issued to Scopia and its designees, a Senior Secured Note with an initial principal of $5.0 million (“Senior Secured Note”), and 2,660,000 Series S Warrants to purchase shares of common stock of the Company. The aggregate remaining unpaid principal balance of the Senior Secured Note, as discussed below, is due on June 30, 2019.

The $4,842,577 of cash proceeds, which were net of the Lender’s debt issuance costs, have been allocated to the Scopia Note and the Series S Warrants based on their respective relative fair value, resulting in an allocation of $1,408,125 to the Scopia Note and $3,434,452 to the Series S-Warrants, with the resulting difference of $3,591,875 between the Scopia Note initial principal amount and the allocated amount accounted for a debt discount amortized as interest expense over the term of the Scopia Note.

The Senior Secured Note bears interest at a fixed annual rate of 15.0%, with interest payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing December 30, 2017 (“15% interest expense”). The Company may elect, at its sole discretion, to defer payment of up to 50% of the semi-annual 15% interest expense due, with such deferred amount added to the outstanding interest-bearing principal balance of the Senior Secured Note. In this regard, as of June 30, 2018 and December 31, 2017, the Senior Secured Note principal balance is $5,383,112 and $5,188,542, respectively, with each such principal amount comprised of the initial principal of $5.0 million and the deferred semi-annual interest.

The Senior Secured Note interest expense recognized includes both the 15% interest expense and the amortization of the debt discount, and amounted to $1,000,608, including $611,467 of amortized debt discount, in the six months ended June 30, 2018. There was no such interest expense in the three and six months ended June 30, 2017. The Senior Secured Note remaining unamortized debt discount is $2,632,807 as of June 30, 2018 and $3,244,274 as of December 31, 2017.

Financial Results of Operations (continued)

Comparison of the Six Months Ended June 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Overview - “Series A and Series A-1 Exchange Offer” March 15, 2018

- Series B Convertible Preferred Stock and Series Z Warrants

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

On the March 15, 2018 Exchange Date: (i) a total of 975,568 shares of Series B Convertible Preferred Stock were issued, including 499,334 shares of Series B Convertible Preferred Stock issued-upon-exchange of 249,667 shares of Series A Convertible Preferred Stock and 476,234 shares of Series B Convertible Preferred Stock issued-upon-exchange of 357,259 shares of Series A-1 Convertible Preferred Stock; and, (ii) a total of 2,739,190 Series Z Warrants were issued, including 1,340,005 Series Z Warrants issued-upon-exchange of 268,001 Series A Warrants and 1,399,185 Series Z Warrants issued-upon-exchange of 279,837 Series A-1 Warrants.

Consequently, as of the March 15, 2018 Exchange Date, there were no issued and outstanding shares of Series A Convertible Preferred Stock and Series A Warrants, nor shares of Series A-1 Convertible Preferred Stock and Series A-1 Warrants, as each were fully exchanged for shares of Series B Convertible Preferred Stock and Series Z Warrants, respectively. Additionally, each of the Series A Warrants and the Series A-1 Convertible Preferred Stock conversion option derivative liability were fully extinguished as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer.

Series A and Series A-1 Exchange Offer - March 15, 2018

- Modification Expense - Series Z Warrants Issued Upon Exchange of Series A-1 Warrants

The “Series Z Warrants issued-upon-exchange of Series A-1 Warrants” portion of the Series A and Series A-1 Exchange Offer, as discussed above, resulted in the recognition of a modification expense under the analogous guidance of FASB ASC 718 with respect to stock option modification, wherein an exchange of warrants is deemed to be a modification of the initial warrant agreement by the replacement with a revised warrant agreement, requiring the incremental fair value, measured as the difference between the fair value immediately after the modification as compared to the fair value immediately before the modification, to the extent an increase, recognized as a modification expense. In this regard, the Series Z Warrants issued-upon-exchange of the Series A-1 Warrants resulted in the recognition of a modification expense of $349,796, with a corresponding increase to addition paid-in capital, with such expense resulting from the difference in estimated fair values of the consideration given of $895,478 with respect to the 1,399,185 Series Z Warrants issued-upon-exchange of the 279,837 Series A-1 Warrants extinguished, with such Series A-1 Warrants exchanged having an estimated fair value of $545,682.

The March 15, 2018 Exchange Date estimated fair values the Series Z Warrants and the Series A-1 Warrants, were each computed using the Black-Scholes option pricing model, using the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, estimated volatility in the value of the Company’s common stock, and the respective warrants’ exercise price.

See our unaudited condensed consolidated financial statements Note 11, Financial Instruments Fair Value Measurements, for a further discussion of the March 15, 2018 Series A and Series A-1 Exchange Offer, and Note 13, Preferred Stock, for a further discussion of the Series B Convertible Preferred Stock, and Note 14, Stockholders’ Equity and Warrants, for a further discussion of the Series Z Warrants.

Financial Results of Operations (continued)

Comparison of the Six Months Ended June 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Modification Expense - Series W Warrants Exchange Offer - April 5, 2018’

A total of 5,075,849 Series Z Warrants were issued-upon-exchange of 10,151,682 Series W Warrants, in an exchange offer transaction referred to as the “Series W Warrants Exchange Offer” and the “April 5, 2018 Exchange Date”. In this regard, pursuant to an offer-to-exchange dated February 20, 2018, as included in a Tender Offer Statement on Schedule TO filed with the SEC on February 20, 2018, wherein, the Company offered one Series Z Warrant issued-upon-exchange of two Series W Warrants. Such Series W Warrants Exchange Offer commenced on February 20, 2018 and had April 2, 2018 expiration date, and after completion of the guaranteed delivery period, an April 5, 2018 close date.

The Series Z Warrants issued-upon-exchange of the Series W Warrants on the April 5, 2018 Exchange Date, upon their issuance, enabled the holder to immediately purchase one share of PAVM common stock at an exercise price of $1.60 per share, effective June 1, 2018, with an expiry of April 30, 2024. The Series Z Warrant exercise price was initially $3.00 per share through May 31, 2018, and then $1.60 per share effective June 1, 2018, wherein, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2018, upon completion of the period-of-notice to the then-current Series Z Warrant holders. See herein below for further information with respect to the modification expense recognized in connection with the Series Z Warrant exercise price adjustment. The Series Z Warrant $1.60 exercise price is not subject-to further adjustment, unless by action of the PAVmed Inc board of directors, or the effect of stock dividends, stock splits or similar events affecting the common stock. The Series Z Warrants are redeemable by the Company under certain conditions, as discussed above.

On the April 5, 2018 Exchange Date, the Series W Warrants Exchange Offer resulted in the recognition of a modification expense under the analogous guidance of FASB ASC 718 with respect to stock option modification, wherein an exchange of warrants is deemed to be a modification of the initial warrant agreement by the replacement with a revised warrant agreement, requiring the incremental fair value, measured as the difference between the fair value immediately after the modification as compared to the fair value immediately before the modification, to the extent an increase, recognized as a modification expense. In this regard, the Series Z Warrants issued-upon-exchange of the Series W Warrants resulted in the recognition of a modification expense of $766,456, with a corresponding increase to addition paid-in capital, with such modification expense resulting from the difference in estimated fair values of the consideration given of $3,304,377 with respect to the 5,075,849 Series Z Warrants issued-upon-exchange of the 10,151,682 Series W Warrants extinguished having an estimated fair value of $2,537,921.

The April 5, 2018 Exchange Date estimated fair values of each of the Series Z Warrants and Series W Warrants noted above, were each computed using the Black-Scholes option pricing model, using the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, estimated volatility in the value of the Company’s common stock, and the respective warrants’ exercise price.

See our unaudited condensed consolidated financial statements Note 14, Stockholders’ Equity and Warrants, for a further discussion of the Series Z Warrants.

Financial Results of Operations (continued)

Comparison of the Six Months Ended June 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Modification Expense - Series Z Warrant Agreement

The Series Z Warrant exercise price was initially $3.00 per share through May 31, 2018, and then $1.60 per share effective June 1, 2018, wherein, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2018, upon completion of the period-of-notice to the then-current Series Z Warrant holders. The Series Z Warrant $1.60 exercise price is not subject-to further adjustment, unless by action of the PAVmed Inc board of directors, or the effect of stock dividends, stock splits or similar events affecting the common stock.

The Series Z Warrant exercise price adjustment resulted in the recognition of a modification expense under the analogous guidance of FASB ASC 718 with respect to stock option modification, wherein the incremental fair value is measured as the difference between the fair value immediately after the modification as compared to the fair value immediately before the modification, with such incremental fair value, to the extent an increase, recognized as a modification expense. In this regard, on the June 1, 2018 effective date of the Series Z Warrant adjusted exercise price, a modification expense of $1,140,995 was recognized, with a corresponding increase to addition paid-in capital.

Additionally, the Series Z Warrants issued in both the March 15, 2018 Exchange Offer and the April 5, 2018 Exchange Offer, each as discussed above, were issued under the (original) “Series Z Warrant Agreement”. The Company’s board of directors approved Amendment No. 1 to the original Series Z Warrant Agreement, resulting in the “Amended and Restated Series Z Warrant Agreement”, dated June 8, 2018, referred to as the Amended Series Z Warrant Agreement. The principal provisions of such Amendment No. 1, include among other items: to provide for a “late delivery fee” for shares issued outside of the “standard delivery period”, including delivery of shares upon Series Z Warrant exercise for open market or other purchase transactions - i.e. “buy-in fee”, with each such payment, if any, in addition to and not in lieu of delivery of shares, and, to provide for a standard provision (“plain vanilla”) in the event the Company engages in a “Fundamental Transaction”, as defined, wherein the Series Z Warrant may participate pari passu with common stockholders in the consideration paid by an acquiror for the Company’s shares, with such payment, if any, made by the acquiring entity and not paid by the Company as issuer.

The Series Z Warrant Agreement No. 1, was evaluated under the analogous guidance of FASB ASC 718 with respect to stock option modification, as discussed above, but did not result in the recognition of a modification expense as there was no incremental increase in the estimated fair value as described above.

The June 1, 2018 and June 8, 2018 estimated fair values, as discussed above, of the Series Z Warrants, were computed using the Black-Scholes option pricing model, using the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, estimated volatility in the value of the Company’s common stock, and the respective warrants’ exercise price.

See our consolidated financial statements Note 14, Stockholders’ Equity and Warrants, for a further discussion of the Series Z Warrants.

Financial Results of Operations (continued)

Comparison of the Six Months Ended June 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Loss on Series A Preferred Stock Units Issued in a Private Placement

The Series A Preferred Stock Units were issued in a private placement in an initial closing on January 26, 2017, and subsequent closings on January 31, 2017 and March 8, 2017, resulting in a total of 422,838 Series A Preferred Stock Units issued for aggregate gross proceeds of approximately $2.5 million and net proceeds of approximately $2.2 million, after payment of placement agent fees and closing costs. The Series A Preferred Stock Unit was comprised of one share of Series A Convertible Preferred Stock and one Series A Warrant, with each immediately separable upon their issuance, and became convertible and exercisable, respectively, on May 21, 2017 upon stockholder approval of the Series A Preferred Stock Units private placement, with such approval obtained in accordance with Nasdaq Stock Market Rule 5635(d).

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

The Series A Warrant and the Series A Convertible Preferred Stock conversion option were each determined to be a derivative liability under FASB ASC Topic 815, Derivative and Hedging (ASC 815), as the Series A Convertible Preferred Stock common stock exchange factor denominator and the Series A Warrant exercise price are each subject to potential adjustment resulting from future financing transactions, under certain conditions, along with certain other provisions which may result in required or potential full or partial cash settlement. Through the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer discussed herein below, the respective Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability were each classified as a current liability in the unaudited condensed consolidated balance sheet, and each were initially measured at estimated fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations.

The issuance of the Series A Preferred Stock Units resulted in the recognition of a loss of $3,124,285, resulting from the aggregate initial fair value of each of the Series A Warrant and the Series A Convertible Preferred Stock conversion option derivative liability, being in excess of the gross proceeds of the Series A Preferred Stock Units private placement, with such excess amounting to $2,735,657, recognized as a current period expense, along with offering costs of $388,628, which were also recognized as a current period expense, summarized as follows:

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

The initial issue date estimated fair value of each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability, as discussed above, were each estimated using a Monte Carlo simulation valuation model using the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the Company’s common stock price and probabilities associated with the likelihood and timing of future dilutive transactions.

See our consolidated financial statements Note 11, Financial Instruments Fair Value Measurements, for further information with respect to recurring reporting period date and non-recurring issue-date and /or date-of-occurrence estimated fair values, including with respect to the initial issue date estimated fair values of each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability.

See our unaudited condensed consolidated financial statements Note 13, Preferred Stock, for further information regarding the Series A Preferred Stock Units private placement and the Series A Convertible Preferred Stock, and Note 14, Stockholders’ Equity and Warrants, for a further discussion of the Series A Warrants.

Financial Results of Operations (continued)

Comparison of the Six Months Ended June 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Change in Fair Value of Series A Warrants and Series A Convertible Preferred Stock Conversion Option Derivative Liabilities

- Six Months Ended June 30, 2018

The number of Series A Warrants and shares of Series A Convertible Preferred Stock each issued and outstanding as of June 30, 2018 is as follows:

		Series A
	Series A	Convertible
Issued and Outstanding - June 30, 2018	Warrants	Preferred Stock
Issued and outstanding as of December 31, 2017	268,001	249,667
Series A and Series A-1 Exchange Offer - March 15, 2018	(268,001)	(249,667)
Issued and outstanding as of June 30, 2018	—	—

As of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer discussed above, there were no issued and outstanding Series A Warrants and shares of Series A Convertible Preferred Stock, as each were fully exchanged for shares Series B Convertible Preferred Stock and Series Z Warrants, respectively.

The reconciliation of each of the corresponding Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability as of June 30, 2018 is as follows:

		Series A
		Convertible
	Series A	Preferred Stock
Derivative Liability - June 30, 2018	Warrants	Conversion Option
Balance at December 31, 2017	$761,123	$212,217
Change in fair value - March 15, 2018 Exchange Date	(246,561)	(64,913)
Series A and Series A-1 Exchange Offer - March 15, 2018	(514,562)	(147,304)
Balance at June 30, 2018	$—	$—

As noted above, the Series A Warrants derivative liability and the Series A-1 Convertible Preferred Stock conversion option derivative liability were each initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value recognized as other income or expense. The Series A Warrants derivative liability and the Series A-1 Convertible Preferred Stock conversion option derivative liability were fully extinguished on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer discussed above. Accordingly, the final estimated fair value of each respective derivative liability was as of the March 15, 2018 Exchange Date, with such change in estimated fair value resulting in the recognition of income of $246,561 and $64,913, with a corresponding decrease in each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability, respectively, during the six months ended June 30, 2018.

Further, the March 15, 2018 Exchange Date fair value adjustment of the Series A Warrants derivative liability resulted in a net expense of $96,480 comprised of: (i) income of $246,561 upon such warrant derivative liability being adjusted to its March 15, 2018 Exchange Date estimated fair value of $514,562, as noted above, and (ii) an expense of $343,041 resulting from the difference in estimated fair value of the consideration given of $857,603 of the 1,340,005 Series Z Warrants issued-upon-exchange of the 268,001 Series A Warrants, as compared to the March 15, 2018 estimated fair value of $514,562 of such Series A Warrants derivative liability extinguished upon the exchange for such Series Z Warrants, summarized as follows:

			Fair Value
			Change
			Series A
		Series Z	Warrant
		Warrants	Derivative
	Series A	Additional	Liability
	Warrants	Paid In	Other
Series Z Warrants Issued Upon Exchange of Series A-1 Warrants - March 15, 2018	Derivative Liability	Capital Equity	Income (Expense)
Series A Warrants derivative liability - December 31, 2017	$761,123	$—	$—
Change in fair value - March 15, 2018 Exchange Date	(246,561)		246,561
Sub-Total: Series A Warrants derivative liability - March 15, 2018 Exchange Date	514,562	—	246,561
Series Z Warrants issued-upon-exchange of Series A Warrants	(514,562)	857,603	(343,041)
Totals - Series Z Warrants issued-upon-exchange of Series A Warrants	$—	$857,603	$(96,480)

See our unaudited condensed consolidated financial statements Note 11, Financial Instruments Fair Value Measurements, for a further discussion of the March 15, 2018 Series A and Series A-1 Exchange Offer.

Financial Results of Operations (continued)

Comparison of the Six Months Ended June 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Change in Fair Value of Series A Warrants and Series A Convertible Preferred Stock Conversion Option Derivative Liabilities - Six Months Ended June 30, 2017

As noted above, a total of 422,838 each of Series A Warrants and shares of Series A Convertible Preferred Stock were issued in the Series A Preferred Stock Unit private placement in the three months ended March 31, 2017. The number of Series A Warrants and shares of Series A Convertible Preferred Stock each issued and outstanding as of June 30, 2017 is as follows:

		Series A
	Series A	Convertible
Issued and Outstanding - June 30, 2017	Warrants	Preferred Stock
Issued and outstanding as of December 31, 2016	—	—
Issued in Series A Preferred Stock Units private placement	422,838	422,838
Issued and outstanding as of June 30, 2017	422,838	422,838

The reconciliation of each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability for the periods noted are as follows:

		Series A
		Convertible
	Series A	Preferred Stock
Derivative Liability - June 30, 2017	Warrants	Conversion Option
Balance at December 31, 2016	$—	$—
Initial fair value on dates of issuance	4,050,706	1,221,963
Change in fair value	(1,534,820)	(507,367)
Balance at June 30, 2017	$2,515,886	$714,596

As noted above, the Series A Warrants derivative liability and the Series A-1 Convertible Preferred Stock conversion option derivative liability were each initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value recognized as other income or expense. In the six months ended June 30, 2017, the change in estimated fair value resulted in the recognition of income of $1,534,820 with respect to the Series A Warrant derivative liability and income of $507,367 with respect to the Series A Convertible Preferred Stock Conversion Option derivative liability, with a corresponding decrease in each such derivative liability.

Financial Results of Operations (continued)

Comparison of the Six Months Ended June 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Change in Fair Value of Series A Warrants and Series A Convertible Preferred Stock Conversion Option Derivative Liabilities - Six Months Ended June 30, 2017 (continued)

The initial issue date and subsequent recurring reporting period date estimated fair value of each of the Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability, were estimated using a Monte Carlo simulation valuation model using the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs to take into account the probabilities of certain events occurring over their respective life, including, assumptions regarding the estimated volatility in the value of the Company’s common stock price and the likelihood and timing of future dilutive transactions, as applicable, using the following assumptions as of the dates indicated:

		Issue
		Dates’
		Aggregated
Fair Value Assumptions	June 30,	Weighted
Series A Warrants Derivative Liability	2017	Average
Calculated aggregate estimated fair value	$2,515,886	$4,050,706
Series A Warrants outstanding	422,838	422,838
Value of common stock	$4.50	$5.73
Exercise price per share - Series A Warrant	$8.00	$8.00
Exercise price per share - Series X Warrant	$6.00	$6.00
Expected term (years)	6.8	7.2
Volatility	49%	47%
Risk free rate	2.1%	2.3%
Dividend yield	0%	0%

		Issue
		Dates’
Fair Value Assumptions		Aggregated
Series A Convertible Preferred Stock	June 30,	Weighted
Conversion Option Derivative Liability	2017	Average
Calculated aggregate estimated fair value	$714,596	$1,221,963
Series A Convertible Preferred Stock shares	422,838	422,838
Value of common stock	$4.50	$5.73
Common stock exchange factor numerator	$6.00	$6.00
Common stock exchange factor denominator	$6.00	$6.00
Expected term (years)	6.8	7.2
Volatility	49%	47%
Risk-free interest rate	2.1%	2.3%
Dividend yield	0%	0%

See our consolidated financial statements Note 11, Financial Instruments Fair Value Measurements, for further information with respect to recurring reporting period date and non-recurring issue-date and /or date-of-occurrence estimated fair values, including with respect to the initial issue date and subsequent recurring reporting period date estimated fair values of each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability.

See our unaudited condensed consolidated financial statements Note 13, Preferred Stock, for further information regarding the Series A Preferred Stock Units private placement and the Series A Convertible Preferred Stock, and Note 14, Stockholders’ Equity and Warrants, for a further discussion of the Series A Warrants.

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

Financial Results of Operations (continued)

Non-GAAP Financial Measures

The factors described above resulted in net loss attributable to common stockholders of $5,128,963 and $1,040,978 for the three months ended June 30, 2018 and 2017, respectively, and $8,543,663 and $5,337,506 for the six months ended June 30, 2018 and 2017.

To supplement our unaudited condensed consolidated financial statements presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) within this Quarterly Report on Form 10-Q, management provides certain non-GAAP financial measures (“NGFM”) of the Company’s financial results, including such amounts captioned: “net loss before interest, taxes, depreciation, and amortization” or “EBITDA”, and “non-GAAP Adjusted Loss”, as presented herein below. Importantly, we note the NGFM measures captioned “EBITDA” and “non-GAAP Adjusted Loss” are not recognized terms under U.S. GAAP, and as such, they are not a substitute for, considered superior to, considered separately from, nor as an alternative to, U.S. GAAP and /or the most directly comparable U.S. GAAP financial measures.

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

We believe the NGFM provide useful information by isolating certain expenses, gains, and losses, which are not necessarily indicative of our operating financial results and business outlook. In this regard, the presentation of the NGFM herein below, is to help the reader of our unaudited condensed consolidated financial statements to understand the effects of the non-cash impact on our (U.S. GAAP) unaudited condensed consolidated statement of operations of: the loss recognized with respect to the Series A Preferred Stock Units issued in a private placement in the three months ended March 31, 2017; the change in fair value of each of the respective Series A Warrant and Series A Convertible Preferred Stock conversion option derivative liability; the expense recognized resulting from the March 15, 2018 Series A and Series A-1 Exchange Offer, the expense recognized resulting from the April 5, 2018 Series W Warrant Exchange Offer, and the June 1, 2018 Series Z Warrant exercise price adjustment modification expense, each as discussed herein above.

Financial Results of Operations (continued)

Non-GAAP Financial Measures (continued)

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, for the periods noted, is as follows:

	Three Months Ended June 30,
	2018	2017	$ Change
Net loss attributable to PAVmed Inc. common stock	$(5,128,963)	$(1,040,978)	$(4,087,985)
Series B Convertible Preferred Stock dividends	63,623	—	63,623
Series A-1 Convertible Preferred Stock dividends	—	—
Series A Convertible Preferred Stock dividends	—	51,271	(51,271)

Series A and Series A-1 Exchange Offer - March 15, 2018 Series B Convertible Stock issued-upon-exchange of Series A Convertible Preferred Stock	—	—	—

Series A and Series A-1 Exchange Offer - March 15, 2018 Series B Convertible Stock issued-upon exchange of Series A-1 Convertible Preferred Stock	—	—	—

Net loss - as reported - attributable to PAVmed Inc	(5,065,340)	(989,707)	(4,075,633)

Adjustments
Depreciation expense(1)	1,802	1,803	(1)
Interest expense	500,304	—	500,304
Income tax provision	—	—	—

EBITDA	(4,563,233)	(987,904)	(3,575,330)

Stock-based compensation expense(2)	303,890	254,300	49,590

Series A and Series A-1 Exchange Offer - March 15, 2018 - excess fair value of Series Z Warrants issued-upon-exchange of Series A-1 Warrants(3)	—	—	—

Series W Warrants Exchange Offer - April 5, 2018 - excess fair value of Series Z Warrants issued-upon-exchange of Series W Warrants(4)	766,456	—	766,456

Modification - Series Z Warrants(5)	1,140,995	—	1,140,995

Loss - Series A Preferred Stock Units(6)	—	—	—
Change in fair value of Series A Warrants derivative liability(7)	—	(748.423)	748,423
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability(7)	—	(283,302)	283,302

Non-GAAP Adjusted Loss	$(2,351,892)	$(1,765.329)	$(586,564)

(1)	Included in general and administrative expenses in the unaudited condensed consolidated statement of operations.

(2)	Stock-based compensation expense of $233,962 and $223,735 is included in general administrative expenses; and, $69,928 and $30,565 is included in research and development expenses, in the unaudited condensed consolidated statement of operations, for the three months ended June 30, 2018 and 2017, respectively.

(3)	The “Series Z Warrants issued-upon-exchange of Series A-1 Warrants” portion of the March 15, 2018 Series A and Series A-1 Exchange Offer, resulted in the recognition of a modification expense of $349,796, with a corresponding increase to addition paid-in capital, as discussed above.

(4)	The April 5, 2018 Exchange Offer resulted in the recognition of a modification expense of $766,456, with a corresponding increase to addition paid-in capital, as discussed above.

(5)	The Series Z Warrant exercise price adjustment resulted in the recognition of a modification expense of $1,140,995 with a corresponding increase to addition paid-in capital, as discussed above.

(6)	The issuance of the Series A Preferred Stock Units resulted in the recognition of a loss of $3,124,285, as discussed above.

(7)	The Series A Warrant and the Series A Convertible Preferred Stock conversion option derivative liability were each initially measured at estimated fair value at the time of issuance and are subsequently remeasured at estimated fair value at each reporting period, with changes in estimated fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations, with corresponding changes in each respective derivative liability.

Financial Results of Operations (continued)

Non-GAAP Financial Measures (continued)

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, for the periods noted, is as follows:

	Six Months Ended June 30,
	2018	2017	$ Change
Net loss attributable to PAVmed Inc. common stock	$(8,543,663)	$(5,337,506)	$(3,206,157)
Series B Convertible Preferred Stock dividends	74,029	—	74,029
Series A-1 Convertible Preferred Stock dividends	25,148	—	25,148
Series A Convertible Preferred Stock dividends	26,487	77,711	(51,224)

Series A and Series A-1 Exchange Offer - March 15, 2018 Series B Convertible Stock issued-upon-exchange of Series A Convertible Preferred Stock	726,531	—	726,531

Series A and Series A-1 Exchange Offer - March 15, 2018 Series B Convertible Stock issued-upon exchange of Series A-1 Convertible Preferred Stock	(199,241)	—	(199,241)

Net loss - as reported - attributable to PAVmed Inc	(7,890,709)	(5,259,795)	(2,630,914)

Adjustments
Depreciation expense(1)	3,605	3,505	100
Interest expense	1,000,608	—	1,000,608
Income tax provision	—	—	—

EBITDA	(6,886,496)	(5,256,290)	(1,630,206)

Stock-based compensation expense(2)	575,176	526,980	48,196

Series A and Series A-1 Exchange Offer - March 15, 2018 - excess fair value of Series Z Warrants issued-upon-exchange of Series A-1 Warrants(3)	349,796	—	349,796

Series W Warrants Exchange Offer - April 5, 2018 - excess fair value of Series Z Warrants issued-upon-exchange of Series W Warrants(4)	766,456	—	766,456

Modification - Series Z Warrants(5)	1,140,995	—	1,140,995

Loss - Series A Preferred Stock Units(6)	—	3,124,285	—
Change in fair value of Series A Warrants derivative liability(7)	96,480	(1,534,820)	1,631,300
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability(7)	(64,913)	(507,367)	442,454

Non-GAAP Adjusted Loss	$(4,022,506)	$(3,647,212)	$(375,224)

(1)	Included in general and administrative expenses in the unaudited condensed consolidated statement of operations.

(2)	Stock-based compensation expense of $453,356 and $466,187 is included in general administrative expenses; and, $121,820 and $60,793 is included in research and development expenses, in the unaudited condensed consolidated statement of operations, for the three months ended June 30, 2018 and 2017, respectively.

(3)	The “Series Z Warrants issued-upon-exchange of Series A-1 Warrants” portion of the March 15, 2018 Series A and Series A-1 Exchange Offer, resulted in the recognition of a modification expense of $349,796, with a corresponding increase to addition paid-in capital, as discussed above.

(4)	The April 5, 2018 Exchange Offer resulted in the recognition of a modification expense of $766,456, with a corresponding increase to addition paid-in capital, as discussed above.

(5)	The Series Z Warrant exercise price adjustment resulted in the recognition of a modification expense of $1,140,995 with a corresponding increase to addition paid-in capital, as discussed above.

(6)	The issuance of the Series A Preferred Stock Units resulted in the recognition of a loss of $3,124,285, as discussed above.

(7)	The Series A Warrant and the Series A Convertible Preferred Stock conversion option derivative liability were each initially measured at estimated fair value at the time of issuance and are subsequently remeasured at estimated fair value at each reporting period, with changes in estimated fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations, with corresponding changes in each respective derivative liability.

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

As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes”, (“ASC 740), a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. Accordingly, we have evaluated the positive and negative evidence bearing upon the estimated realizability of our net deferred tax assets, and based on our history of operating losses, we have concluded it is more-likely-than-not the deferred tax assets will not be realized, and therefore have recognized a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, as of June 30, 2018 and December 31, 2017.

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

Liquidity and Capital Resources

Overview - Financing

Since our inception in June 2014, we have financed our operations principally through issuances of common stock, preferred stock, warrants, and debt. Prior to our April 2016 IPO, we raised approximately $2.1 million of net cash proceeds from private offerings of our common stock and warrants. Our April 2016 IPO resulted in approximately $4.2 million of net cash proceeds. During 2017, we raised a total of approximately $7.5 million of net cash proceeds from: a Note and Security Purchase Agreement with Scopia Holdings LLC (“Scopia” or “the Lender”), including the issuance of a $5.0 million Senior Secured Note and Series S Warrants; the Series A-1 Preferred Stock Units private placement; and the Series A Preferred Stock Units private placement, each as summarized herein below. In January 2018, we raised approximately $4.3 million of net cash proceeds in an underwritten public offering of shares of our common stock under a previously filed effective shelf registration statement on SEC Form S-3 (File No. 333-220549), as summarized below, and in the June 12, 2018 Equity Subscription Rights Offering, we raised approximately $9.2 million of net cash proceeds, with such equity subscription rights offering conducted under an effective registration statement on Form S-1 (File No. 333-222581), declared effective by the SEC on May 23, 2018, as summarized below.

Equity Subscription Rights Offering - June 12, 2018

The Company completed its previously announced “June 12, 2018 Equity Subscription Rights Offering” on the June 7, 2018 expiration date of the equity subscription period, with such transaction having a June 12, 2018 close date. The June 12, 2018 Equity Subscription Rights Offering was completed under a registration statement on Form S-1 (File No. 333-222581), declared effective by the SEC on May 23, 2018.

The June 12, 2018 Equity Subscription Rights Offering involved the Company distributing one non-transferable equity subscription for each of the 17,509,654 issued and outstanding shares of common stock of the Company, as of the record date of May 21, 2018, subject-to the acceptance by the Company of a maximum of 9,000,000 fully-paid equity subscriptions tendered as of the June 7, 2018 expiration date of the equity subscription period. The equity subscription provided for the purchase of a common stock unit at a $1.15 per unit, with each such unit comprised of one share of common stock of the Company and one Series Z Warrant, with such common stock unit immediately separated upon issue into its underlying components.

The June 12, 2018 Equity Subscription Rights Offering resulted in approximately $10.4 million of gross cash proceeds, before approximately $1.0 million of commissions and fees to the dealer-managers, and approximately $0.2 million of offering costs incurred by the Company, upon the issue on June 12, 2018 of 9.0 million common stock units, comprised of one share of common stock of the Company and one Series Z Warrant, as noted above. See our unaudited condensed consolidated financial statements Note 14, Stockholders’ Equity and Warrants, for a further discussion of the Series Z Warrants.

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

Liquidity and Capital Resources (continued)

Series A Exchange Offer - November 17, 2017

Previously, on the November 17, 2017 Exchange Date the “Series A Exchange Offer” was completed, wherein the 28 holders of the Series A Convertible Preferred Stock and Series A Warrants were offered an exchange of one share Series A Convertible Preferred Stock to be exchanged for the receipt of 1.5 shares of Series A-1 Convertible Preferred Stock, and, one Series A Warrant to be exchanged for the receipt of one Series A-1 Warrant, resulting in 13 holders exchanging 154,837 shares of Series A Convertible Preferred Stock for 232,259 shares of Series A-1 Convertible Preferred Stock, and 154,837 Series A Warrants for 154,837 Series A-1 Warrants. Additionally, in November and December 2017, a total of 18,334 shares of Series A Convertible Preferred Stock were converted into 22,093 shares of common stock of the Company. Accordingly, as of December 31, 2017, there were 249,667 shares of Series A Convertible Preferred Stock and 268,001 Series A Warrants issued and outstanding, and 357,259 shares of Series A-1 Convertible Preferred Stock and 279,837 Series A-1 Warrants issued and outstanding.

See our unaudited condensed consolidated financial statements Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the Series A Exchange Offer (November 17, 2017).

Series A and Series A-1 Exchange Offer - March 15, 2018

As discussed above, on the March 15, 2018 Exchange Date of the “Series A and Series A-1 Exchange Offer”, (i) a total of 975,568 shares of Series B Convertible Preferred Stock were issued, including 499,334 shares of Series B Convertible Preferred Stock issued-upon-exchange of 249,667 shares of Series A Convertible Preferred Stock and 476,234 shares of Series B Convertible Preferred Stock issued-upon-exchange of 357,259 shares of Series A-1 Convertible Preferred Stock; and, (ii) a total of 2,739,190 Series Z Warrants were issued, including 1,340,005 Series Z Warrants issued-upon-exchange of 268,001 Series A Warrants and 1,399,185 Series Z Warrants issued-upon-exchange of 279,837 Series A-1 Warrants.

Consequently, as of the March 15, 2018 Exchange Date, there were no issued and outstanding shares of Series A Convertible Preferred Stock and Series A Warrants, nor shares of Series A-1 Convertible Preferred Stock and Series A-1 Warrants, as each were fully exchanged for shares of Series B Convertible Preferred Stock and Series Z Warrants, respectively. Additionally, each of the Series A Warrants and the Series A-1 Convertible Preferred Stock conversion option derivative liability were fully extinguished as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer.

See our unaudited condensed consolidated financial statements Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the Series A and Series A-1 Exchange Offer (March 15, 2018) and Note 13, Preferred Stock, for a further discussion of the Series B Convertible Preferred Stock and Note 14, Stockholders’ Equity and Warrants, for a further discussion of the Series Z Warrants.

See herein below for further discussions of each of the “Series A Preferred Stock Units private placement” in the three months ended March 31, 2017, and the “Series A-1 Preferred Stock Units private placement” on August 4, 2017.

Series W Warrants Exchange Offer - April 5, 2018 ’

On April 5, 2018, a total of 5,075,849 Series Z Warrants were issued-upon-exchange of 10,151,682 Series W Warrants, in an exchange offer transaction captioned the “Series W Warrants Offer-to-Exchange”. In this regard, pursuant to an offer-to-exchange dated February 20, 2018, as included in a Tender Offer Statement on Schedule TO filed with the SEC on February 20, 2018, wherein, the Company offered one Series Z Warrant issued-upon-exchange of two Series W Warrants. Such “Series W Warrants Offer-to-Exchange” commenced on February 20, 2018 and had April 2, 2018 expiration date, and after completion of the guaranteed delivery period, an April 5, 2018 close date - consequently referred to herein as the “April 5, 2018 Exchange Offer”.

The Series Z Warrants issued upon exchange of the Series W Warrants on April 5, 2018, upon their issuance, enabled the holder to immediately purchase one share of PAVM common stock at an exercise price of $1.60 per share, effective June 1, 2018, with and expiry of April 30, 2024. The Series Z Warrant exercise price was initially $3.00 per share through May 31, 2018, and then $1.60 per share effective June 1, 2018, wherein, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2018, upon completion of the period-of-notice to the then-current Series Z Warrant holders. See herein below for further information with respect to the modification expense recognized in connection with the Series Z Warrant exercise price adjustment. The Series Z Warrant $1.60 exercise price is not subject-to further adjustment, unless by action of the PAVmed Inc board of directors, or the effect of stock dividends, stock splits or similar events affecting the common stock. The Series Z Warrants are redeemable by the Company under certain conditions, as discussed above.

See our unaudited condensed consolidated financial statements Note 14, Stockholders’ Equity and Warrants, for a further discussion of the Series Z Warrants.

Liquidity and Capital Resources (continued)

Series W Warrants Offer-to-Exercise- February 8, 2018

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

Note and Security Purchase Agreement with Scopia Holdings LLC - July 3, 2017

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

The Senior Secured Note bears interest at a fixed annual rate of 15.0%, with interest payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing December 30, 2017 (“15% interest expense”). The Company may elect, at its sole discretion, to defer payment of up to 50% of the semi-annual 15% interest expense due, with such deferred amount added to the outstanding interest-bearing principal balance of the Senior Secured Note. In this regard, as of June 30, 2018 and December 31, 2017, the Senior Secured Note principal balance is $5,383,112 and $5,188,542, respectively, with each such principal amount comprised of the initial principal of $5.0 million and the deferred semi-annual interest.

The Senior Secured Note interest expense recognized includes both the 15% interest expense and the amortization of the debt discount, and amounted to $1,000,608, including $611,467 of amortized debt discount, in the six months ended June 30, 2018. There was no such interest expense in the three and six months ended June 30, 2017. The Senior Secured Note remaining unamortized debt discount is $2,632,807 as of June 30, 2018 and $3,244,274 as of December 31, 2017.

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

In each of October 2017 and November 2017, 532,000 (or a total of 1,064,000) Series S Warrants were exercised for total cash proceeds of $10,640, resulting in the issuance of a corresponding number of shares of common stock of the Company, and in November 2017, a total of 122,360 Series S Warrants were exercised on a cashless basis, resulting in the issuance of a total of 122,080 shares of common stock of the Company. In March 2018, a total of 274,257 Series S Warrants were exercised for total cash proceeds of $2,743, resulting in the issuance of a corresponding number of shares of common stock of the Company. Accordingly, as of June 30, 2018, there were 1,199,383 Series S Warrants issued and outstanding.

See our unaudited condensed consolidated financial statements Note 12, Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants, for a further discussion of the Note and Security Purchase Agreement with Scopia Holdings LLC; and, Note 14, Stockholders’ Equity and Warrants, for a further discussion of the Series S Warrants.

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

As discussed herein above, as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, there were no issued and outstanding shares of Series A-1 Convertible Preferred Stock and Series A-1 Warrants.

See our unaudited consolidated financial statements Note 13, Preferred Stock, for a further discussion of the Series A-1 Preferred Stock Units private placement and the Series A-1 Convertible Preferred Stock, and Note 14, Stockholders’ Equity and Warrants, for a further discussion of the Series A-1 Warrants.

Series A Preferred Stock Units Private Placement - Three Months Ended March 31, 2017

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

As discussed herein above, as a result of the “Series A Exchange Offer” (November 17, 2017), the “Series A and Series A-1 Exchange Offer” (March 15, 2018), and the conversion of shares of Series A Convertible Preferred Stock (November and December 2017), as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, there were no issued and outstanding shares of Series A Convertible Preferred Stock and Series A Warrants.

See our unaudited condensed consolidated financial statements Note 13, Preferred Stock, for a further discussion of the Series A Preferred Stock Units private placement and the Series A Convertible Preferred Stock, and Note 14, Stockholders’ Equity and Warrants, for a further discussion of the Series A Warrants.

Liquidity and Capital Resources (continued)

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

We incurred a net loss attributable to PAVmed Inc. common stockholders of $8,543,663 and had net cash flows used in operating activities of $3,902,149 for the six months ended June 30, 2018. As of June 30, 2018, the Company had an accumulated deficit of $26,524,851, working capital of $3,876,440, with such working capital inclusive of the $5,383,112 principal balance of debt under the Sr Secured Note as of June 30, 2018, which is classified as a current liability in the accompanying June 30, 2018 unaudited condensed consolidated balance sheet as a result of its maturity date of June 30, 2019.

We anticipate incurring operating losses and do not expect to generate positive cash flows from operating activities, if any, for the next several years as we complete the development of our products, file for and request regulatory approvals and clearances of such products, and begin to commercially market such products. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date our unaudited condensed consolidated financial statements are issued.

Our ability to fund our operations is dependent upon management’s plans, which include raising additional capital, refinance our debt upon maturity, obtaining regulatory approvals for our products currently under development, commercializing and generating revenues from our products currently under development, and continuing to control expenses. However, there is no assurance we will be successful in these efforts.

A failure to raise sufficient capital, refinance our debt upon maturity, obtain regulatory approvals and clearances of our products, generate sufficient product revenues, or control expenditures, among other factors, will adversely impact our ability to meet our financial obligations as they become due and payable and to achieve our intended business objectives, and therefore raise substantial doubt regarding our ability to continue as a going concern within one year after the date our unaudited condensed consolidated financial statements are issued.

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

Liquidity and Capital Resources (continued)

Cash flows and liquidity

The cash flow sources and uses for operating, investing, and financing activities, for each period presented is as follows:

	Six Months Ended June 30,
	2018	2017
Net cash flows (used in) or provided by:
Operating activities	$(3,902,149)	$(2,648,711)
Investing activities	—	(5,301)
Financing activities	13,504,769	2,150,384
Net increase (decrease) in cash	9,602,620	(503,628)
Cash, beginning of period	1,535,022	585,680
Cash, end of period	$11,137,642	$82,052

Net cash flows used in operating activities was $3,902,149 and $2,648,711 in the six months ended June 30, 2018 and 2017, respectively, consisting of, respectively, a net loss of $7,971,909 and $5,259,795, respectively, with adjustments totaling, respectively, $4,069,760 and $2,611,084 to reconcile such net loss to net cash used in operating activities, including, respectively, a total of $3,673,632 and $1,612,583 of non-cash items, and net change in operating assets and liabilities resulting in a source of cash flows of $396,128 and $998,501 for each of the six months ended June 30, 2018 and 2017, respectively, as follows:

	Six Months Ended June 30,
	2018	2017
Net cash flows (used in) operating activities

Net loss as reported, before noncontrolling interest	$(7,971,909)	$(5,259,795)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	3,605	3,505
Stock-based compensation	575,176	526,980

Interest expense added to principal of Senior Secured Note	194,570	—
Amortization of discount - Senior Secured Note	611,467	—

Series A and Series A-1 Exchange Offer - March 15, 2018	349,796	—
Series W Warrants Exchange Offer - April 5, 2018	766,456	—
Modification expense - Series Z Warrants	1,140,995	—

Loss on issuance of Preferred Stock Units	—	3,124,285
Change in fair value - Series A Warrants derivative liability	96,480	(1,534,820)
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability	(64,913)	(507,367)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,603	30,858
Accounts payable	432,792	703,076
Accrued expenses and other current liabilities	(38,267)	264,567

Adjustments to reconcile net loss to net cash used in operating activities	$4,069,760	$2,611,084

Net cash flows used in operating activities	$(3,902,149)	$(2,648,711)

Net cash flows used in investing activities in the six months ended June 30, 2017 related to the purchases of computer and research equipment totaling $5,301.

Net cash flows provided by financing activities in the six months ended June 30, 2018 totaled $13,504,769, principally comprised of $9,208,326 of net cash proceeds, after $228,674 of incurred offering costs, resulting from the June 12, 2018 equity subscription rights offering and $4,274,661 of net cash proceeds, after $113,438 of incurred offering costs, from the issue of common stock in an underwritten public offering in January 2018, as discussed herein above, along with net cash proceeds of $20,912 from the exercise of Series W Warrants and Series S Warrants.

Net cash flows provided by financing activities in the six months ended June 30, 2017 totaled $2,150,384, comprised of $2,537,012 of net proceeds, after $388,628 of incurred offering costs, from the Series A Preferred Stock Units private placement, as discussed herein above, along with net cash proceeds of $2,000 from the exercise of Series W Warrants.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, and equity, along with the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the corresponding periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in our unaudited condensed consolidated financial notes, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

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

As required by FASB ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. Accordingly, we have evaluated the positive and negative evidence bearing upon the estimated realizability of our net deferred tax assets, and based on our history of operating losses, we have concluded it is more-likely-than-not the deferred tax assets will not be realized, and therefore have recognized a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, as of June 30, 2018 and December 31, 2017.

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

Critical Accounting Policies and Significant Judgments and Estimates (continued)

Going Concern

The provisions of FASB ASC Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40) requires management to assess an entity’s ability to continue as a going concern within one year of the date of the financial statements are issued. In each reporting period (including interim periods), an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued. We have incorporated specific disclosures within our financial statements stating there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the financial statement issuance date. See Liquidity and Capital Resources above for a discussion of our liquidity and going concern status.

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

Critical Accounting Policies and Significant Judgments and Estimates (continued)

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

Contractual Obligations

Note and Security Purchase Agreement - Senior Secured Note - Scopia Holdings LLC

Previously, we entered into a Note and Security Purchase Agreement with Scopia Holdings LLC (“Scopia or the Lender”), upon Scopia delivering to the Company $4.8 million in net cash proceeds, we issued to Scopia and its designees, a Senior Secured Note and 2,660,000 Series S Warrants to purchase a corresponding number of shares of our common stock. The aggregate remaining unpaid principal balance of the Senior Secured Note is due on June 30, 2019.

The Senior Secured Note bears interest at a fixed annual rate of 15.0%, with interest payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing December 30, 2017. The Company may elect, at its sole discretion, to defer payment of up to 50% of the semi-annual interest due, with the unpaid semi-annual interest payment added to the outstanding interest-bearing principal balance of the Senior Secured Note. In this regard, as of June 30, 2018 and December 31, 2017, the Senior Secured Note principal balance is $5,383,112 and $5,188,542, respectively, with each such principal amount comprised of the initial principal of $5.0 million and the deferred semi-annual interest.

At our discretion, the aggregate principal balance of the Senior Secured Note and any earned and unpaid interest may be repaid at any time without penalty or premium. Additionally, under the Senior Secured Note, if at our discretion, we sell our PortIO™ Product - i.e. our implantable intraosseous vascular access device - then the Senior Secured Note holders’ may require us to repay the then outstanding aggregate principal amount of the Senior Secured Note, in whole or in part, together with any accrued interest thereon, from the net cash proceeds of such PortIO™ Product sale, provided such principal and interest repayment is limited to the amount of the net cash proceeds from such PortIO™ Product sale.

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

EsoCheck™ License Agreement

On May 12, 2018, the Company, through its majority-owned subsidiary, Lucid Diagnostics Inc. entered into a patent license agreement with Case Western Reserve University (“CWRU”), referred to herein as the EsoCheck™ License Agreement, for the exclusive worldwide license of the intellectual property rights for the proprietary technology of both: the balloon cell sample collection device, referred to herein as the “EsoCheck™ Cell Sample Collection Device”, and the DNA biomarkers, referred to herein as the “EsoCheck™ DNA Biomarkers”, and referred to collectively as the “EsoCheck™ Technology”.

Under the EsoCheck™ License Agreement, Lucid Diagnostics Inc will reimburse CWRU for its accumulated costs of approximately $273,000 incurred to develop its patents related to the intellectual property of the EsoCheck™ Technology, of which a $50,000 initial payment has been paid in accordance with the provisions of the EsoCheck™ License Agreement, with future quarterly payments of $50,000 until the contractually stipulated amount is paid-in-full. Notwithstanding, the commencement of such quarterly payments is subject to Lucid Diagnostics Inc. consummation of a bona fide financing with an unrelated third-party in excess of $500,000.

Lucid Diagnostics Inc. will also be required to pay a minimum annual royalty commencing the year after the first commercial sale of products resulting from the commercialization of the EsoCheck™ Technology, with the minimum amount rising based on net sales of such product(s), if any. Additionally, the EsoCheck™ License Agreement provides for Lucid Diagnostics Inc. to make payments to CWRU upon the achievement of certain regulatory milestones.

Contractual Obligations (continued)

Corporate Office Lease Agreement

Our corporate office lease is on a month-to-month basis, with a 5% per annum increase in the monthly lease payment effective February 1 of each year, and the lease agreement may be cancelled with three months written notice. Future minimum lease payments of approximately $128,300 are payable for the period July 1, 2018 to June 30, 2019, with respect to the lease arrangement on a month-to-month basis. At June 30, 2018, the Company’s future minimum lease payments totaled $128,303 for the period July 1, 2018 to June 30, 2019, with respect to such lease arrangement on a month-to-month basis.

HCP/Advisors LLC Management Services Agreement

Effective October 2015, the Company entered into a three-year management services agreement through October 2018 with HCP/Advisors LLC, an affiliate of a former director of the Company, wherein HCP/Advisors LLC is to provide the Company with certain management services, including without limitation, identifying potential corporate opportunities, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers, and other advisory services as may be mutually agreed upon. Pursuant to such agreement with HCP/Advisors LLC, the Company paid HCP/Advisors LLC an initial first month’s fee of $35,000 commencing as of November 1, 2015, and thereafter, a monthly fee of $25,000 through October 31, 2018. We incurred an expense of $75,000 and $150,000 in each of the three and six months ended June 30, 2018 and 2017, respectively, included in “general and administrative expenses” in our unaudited condensed consolidated statements of operations.

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

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures as of June 30, 2018 have been designed and are functioning effectively to provide reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe a controls system, no matter how well designed and operated, cannot provide absolute assurance the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

If we fail to comply with our obligations in our intellectual property agreements, we could lose intellectual property rights that are important to our business.

We are a party to intellectual property arrangements, pursuant to which we license from third parties patents and other intellectual property important to our business. Such arrangements may impose various diligence, milestone, royalty, insurance and other obligations on us. If we fail to comply with these obligations, any licensor may have the right to terminate such agreements or reacquire our interest in such licenses, in which event we may not be able to develop and market any product covered by such agreements and/or arrangements.

The risks described elsewhere pertaining to our intellectual property rights also apply to any intellectual property rights we may license, and any failure by us or any future licensor to obtain, maintain, defend, and enforce these rights could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

Except as previously reported in our Current Reports on Form 8-K, during the three months ended June 30, 2018, we did not sell any equity securities under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended June 30, 2018, we repurchased the following warrants to purchase shares of our common stock issued the Warrant Agreement dated as of April 28, 2016 (“Series W Warrants”):

	(a)	(b)		(c)	(d)
				Total	Maximum
				Number of	Number of
				Common	Common
				Stock	Stock
				Warrants	Purchase
				Purchased	Warrants
	Common			as Part of	May Yet Be
	Stock			Publicly	Purchased
	Purchase	Average		Announced	Under
	Warrants	Price Paid		Plans or	the Plans or
Period	Purchased	per Warrant		Programs	Programs
April 1, 2018 to April 30, 2018	10,151,682		(1)	N/A	N/A
May 1, 2018 to May 31, 2018	—	—		—	—
June 1, 2018 to June 30, 2018	—	—		—	—

(1)	On April 5, 2018, a total of 5,075,849 Series Z Warrants were issued in exchange for 10,151,682 Series W Warrants, in an exchange offer transaction captioned the “Series W Warrants Offer-to-Exchange”. The Series W Warrants Offer-to-Exchange was conducted pursuant to an offer letter dated February 20, 2018, as included in a Tender Offer Statement on Schedule TO filed with the SEC on February 20, 2018, wherein the Company offered to issue one Series Z Warrant in exchange for every two Series W Warrants. Such “Series W Warrants Offer-to-Exchange” commenced on February 20, 2018 and had April 2, 2018 expiration date. The Series W Warrants Offer-to-Exchange was completed after expiration of the guaranteed delivery period on April 5, 2018.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

Date: August 13, 2018	By:	/s/ Dennis M. McGrath
Dennis M. McGrath, Chief Financial Officer (Principal Financial and Accounting Officer)

