Form 10-Q
period 2018-09-30
PAVmed Inc.
filed 2018-11-14
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2018 there were 26,542,979 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017	2

	Unaudited Condensed Consolidated Statements of Changes in Series A Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the nine months ended September 30, 2018	3

	Unaudited Condensed Consolidated Statements of Changes in Series A Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the year ended December 31, 2017	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56

Item 4	Controls and Procedures	96

PART II	OTHER INFORMATION

Item 5	Other Information	97

Item 6	Exhibits	97

SIGNATURES		98

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash	$9,241,534	$1,535,022
Prepaid expenses and other current assets	119,980	88,467
Total current assets	9,361,514	1,623,489
Equipment, net	36,671	16,191
Total assets	$9,398,185	$1,639,680

Liabilities, Preferred Stock, and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,638,262	$863,465
Accrued expenses and other current liabilities	738,291	706,964
Accrued interest expense - Senior Secured Note	201,867	—
Senior Secured Note, net of $2,126,959 unamortized debt discount	3,256,153	—
Series A Warrants derivative liability	—	761,123
Series A Convertible Preferred Stock conversion option derivative liability	—	212,217
Total current liabilities	5,834,573	2,543,769

Senior Secured Note, net of $3,244,274 unamortized debt discount	—	1,944,268

Total liabilities	$5,834,573	$4,488,037

COMMITMENTS AND CONTINGENCIES (NOTE 9)

Series A Convertible Preferred Stock
Preferred stock, par value $0.001, 20,000,000 shares authorized; Series A Convertible Preferred Stock, par value $0.001, 0 shares and 249,667 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000,000 shares authorized;

Series B Convertible Preferred Stock, par value $0.001, 1,048,288 and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,966,948	—

Series A-1 Convertible Preferred Stock, par value $0.001, 0 and 357,259 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	1,032,650

Common stock, par value $0.001; 50,000,000 shares authorized, 26,542,979 and 14,551,234 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	26,543	14,551

Additional paid-in capital	31,756,890	14,012,053

Accumulated deficit	(30,096,200)	(17,907,611)
Total PAVmed Inc. Stockholders’ Equity (Deficit)	3,654,181	(2,848,357)

Noncontrolling interest in majority-owned subsidiary	(90,569)	—

Total Stockholders’ equity (deficit)	3,563,612	(2,848,357)

Total Liabilities, Series A Convertible Preferred Stock, and Stockholders’ Equity (Deficit)	$9,398,185	$1,639,680

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—

General and administrative expenses	1,397,500	1,263,122	4,369,323	4,082,366
Research and development expenses	1,171,324	704,866	2,881,988	2,063,319
Total operating expenses	2,568,824	1,967,988	7,251,311	6,145,685

Loss from operations	(2,568,824)	(1,967,988)	(7,251,311)	(6,145,685)

Other income (expense)
Interest expense - Senior Secured Note	(707,714)	(362,142)	(1,708,322)	(362,142)

Series A and Series A-1 Exchange Offer - March 15, 2018 - incremental fair value - Series Z Warrants issued-upon-exchange of Series A-1 Warrants	—	—	(349,796)	—

Series W Warrants Exchange Offer - April 5, 2018 - incremental fair value - Series Z Warrants issued-upon-exchange of Series W Warrants	—	—	(766,456)	—

Unit Purchase Options (UPOs) Exchange Offer - August 22, 2018 - incremental fair value - UPO-Z issued-upon-exchange of UPO-W	(2,120)	—	(2,120)	—

Modification of the Series Z Warrant Agreement	—	—	(1,140,995)	—

Loss on Series A Preferred Stock Units issued in a private placement	—	—	—	(3,124,285)

Change in fair value - Series A Warrants derivative liability	—	(2,215,671)	(96,480)	(680,851)

Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability	—	(583,517)	64,913	(76,150)

Other income (expense), net	(709,834)	(3,161,330)	(3,999,256)	(4,243,428)

Loss before provision for income tax	(3,278,658)	(5,129,318)	(11,250,567)	(10,389,113)

Provision for income taxes	—	—	—	—

Net loss - before noncontrolling interest	(3,278,658)	(5,129,318)	(11,250,567)	(10,389,113)

Add back: Net loss attributable to noncontrolling interest	32,431	—	113,631	—

Net loss - attributable to PAVmed Inc.	(3,246,227)	(5,129,318)	(11,136,936)	(10,389,113)

Less: Series B Convertible Preferred Stock dividends	(64,897)	—	(138,926)	—
Less: Series A-1 Convertible Preferred Stock dividends	—	(6,196)	(25,148)	(6,196)
Less: Series A Convertible Preferred Stock dividends	—	(52,299)	(26,487)	(130,010)

Deemed dividend Series A-1 Convertible Preferred Stock	—	(182,500)	—	(182,500)

Series A and Series A-1 Exchange Offer - March 15, 2018 - deemed dividend - incremental fair value - Series B Convertible Preferred Stock issued-upon-exchange of Series A Convertible Preferred Stock	—	—	(726,531)	—

Series A and Series A-1 Exchange Offer - March 15, 2018 - increase to additional paid-in capital - incremental fair value - Series B Convertible Preferred Stock issued-upon-exchange of Series A-1 Convertible Preferred Stock	—	—	199,241	—

Net loss attributable to PAVmed Inc. common stockholders	$(3,311,124)	$(5,370,313)	$(11,854,787)	$(10,707,819)

Net loss per share - attributable to PAVmed Inc. - basic and diluted	$(0.12)	$(0.38)	$(0.53)	$(0.78)

Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted	$(0.12)	$(0.40)	$(0.57)	$(0.80)

Weighted average common shares outstanding - basic and diluted	26,538,632	13,332,629	20,827,519	13,331,585

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SERIES A CONVERTIBLE PREFERRED STOCK

and STOCKHOLDERS’ EQUITY (DEFICIT)

for the NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

	PAVmed Inc. Stockholders
			PAVmed Inc. Stockholders’ Equity (Deficit)
	Series A		Series B		Series A-1				Additional
	Convertible		Convertible		Convertible				Paid-In	Accumulated	Noncontrolling
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Capital	Deficit	Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2017	249,667	$—	—	$—	357,259	$1,032,650	14,551,234	$14,551	$14,012,053	$(17,907,611)	$—	$(2,848,357)

Common stock issued -underwritten public offering, net of offering cost							2,649,818	2,650	4,272,011			4,274,661

Equity Subscription Rights Offering, net of offering cost							9,000,000	9,000	9,199,326			9,208,326

Common stock issued - exercise of warrants, net of offering costs							308,602	309	20,604			20,913

Series A and Series A-1 Exchange Offer - March 15, 2018	(249,667)	—	975,568	1,707,244	(357,259)	(1,032,650)			1,406,640	(726,531)		1,354,703

Series W Warrant Exchange Offer - April 5, 2018		—							766,456			766,456

Series Z Warrant Modification		—							1,140,995			1,140,995

Exchange Offer - Unit Purchase Options									2,120			2,120

Common stock issued - conversion Series B Convertible Preferred Stock			(33,325)	(58,319)			33,325	33	58,286			—

Dividends - Series B Convertible Preferred Stock			106,045	318,023						(318,023)		—

Dividends - Series A Convertible Preferred Stock										(7,099)		(7,099)

Common stock of majority-owned subsidiary issued											1,812	1,812

Stock-based compensation of PAVmed Inc									869,437			869,437

Stock-based compensation of majority-owned subsidiary									8,962		21,250	30,212

Net loss										(11,136,936)	(113,631)	(11,250,567)

Balance at September 30, 2018	—	$—	1,048,288	$1,966,948	—	$—	26,542,979	$26,543	$31,756,890	$(30,096,200)	$(90,569)	$3,563,612

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SERIES A CONVERTIBLE PREFERRED STOCK

and STOCKHOLDERS’ EQUITY (DEFICIT)

for the YEAR ENDED DECEMBER 31, 2017

(unaudited)

			PAVmed Inc. Stockholders’ Equity (Deficit)
	Series A		Series A-1				Additional
	Convertible		Convertible				Paid-In	Accumulated
	Preferred Stock		Preferred Stock		Common Stock		Capital	Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2016	—	$—	—	$—	13,330,811	$13,331	$7,369,437	$(7,701,835)	$(319,067)

Series A Convertible Preferred Stock issued in a in a private placement	422,838	—							—

Series A-1 Convertible Preferred Stock and Series A-1 Warrants issued in a private placement			125,000	7,050			492,950		500,000

Series A Exchange Offer	(154,837)	—	232,259	843,100			1,347,082	(504,007)	1,686,175

Series A-1 Convertible Preferred Stock deemed dividend				182,500				(182,500)	—

Modification of Series A-1 Warrant Agreement							222,000		222,000

Series S Warrants issued in connection with Senior Secured Note payable							3.434,452		3,434,452

Common stock issued upon exercise of warrants					1,193,330	1,198	70,692		71,890

Common stock issued upon conversion of Series A Convertible Preferred Stock	(18,334)	—			22,093	22	27,313		27,335

Stock-based compensation							1,048,127		1,048,127

Net loss								(9,519,269)	(9,519,269)

Balance at December 31, 2017	249,667	$—	357,259	$1,032,650	14,551,234	$14,551	$14,012,053	$(17,907,611)	$(2,848,357)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss - before noncontrolling interest (“NCI”)	$(11,250,567)	$(10,389,113)

Adjustments to reconcile net loss - before NCI to net cash used in operating activities
Depreciation expense	6,244	5,307
Stock-based compensation	899,649	799,281

Interest expense added to principal of Senior Secured Note	194,570	—
Accrued interest expense - Senior Secured Note	201,867	187,500
Amortization of discount - Senior Secured Note	1,117,315	174,642

Series A and Series A-1 Exchange Offer - March 15, 2018 - incremental fair value of Series Z Warrants issued issued-upon-exchange of Series A-1 Warrants	349,796	—

Series W Warrants Exchange Offer - April 5, 2018 - incremental fair value of Series Z Warrants issued-upon-exchange of Series W Warrants	766,456	—

Unit Purchase Options Exchange Offer August 22, 2018	2,120	—

Modification expense - Series Z Warrant	1,140,995	—

Loss on issuance of Preferred Stock Units	—	3,124,285
Change in fair value - Series A Warrants derivative liability	96,480	680,851
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability	(64,913)	76,150

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(31,513)	52,218
Accounts payable	771,537	42,280
Accrued expenses and other current liabilities	31,327	225,465
Net cash flows used in operating activities	(5,768,637)	(5,021,134)

Cash flows from investing activities
Purchase of equipment	(23,464)	(5,301)
Net cash flows used in investing activities	(23,464)	(5,301)

Cash flows from financing activities
Proceeds - issue of units in an equity subscription rights offering	9,437,000	—
Payment - offering costs - equity subscription rights offering	(228,674)	—

Proceeds - issue of common stock in an underwritten public offering	4,388,099	—
Payment - offering costs - underwritten public offering	(113,438)	—

Proceeds - issue of common stock of majority-owned subsidiary	1,812	—

Proceeds - issue of Senior Secured Note	—	4,842,577

Proceeds - issue of Series A Preferred Stock Units private placement	—	2,537,012
Payment - offering costs - Series A Preferred Stock Units private placement	—	(388,628)

Proceeds - issue of Series A-1 Preferred Stock Units private placement	—	500,000

Proceeds - issue of common stock upon exercise of warrants, net	20,913	61,250

Payment - Series A Convertible Preferred Stock Dividends	(7,099)	—
Net cash flows provided by financing activities	13,498,613	7,552,211

Net increase in cash	$7,706,512	$2,525,776
Cash, beginning of period	1,535,022	585,680
Cash, end of period	$9,241,534	$3,111,456

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

Under a registration statement on Form S-1 (File No. 333-203569) declared effective January 29, 2016, the Company’s initial public offering (IPO) was consummated on April 28, 2016, resulting in $4.2 million of net cash proceeds, after deducting cash selling agent discounts and commissions and offering expenses, from the issuance of 1,060,000 units at an offering price of $5.00 per unit, with each such unit comprised of one share of common stock of the Company and one warrant to purchase a share of common stock of the Company, with such warrant referred to as a “Series W Warrant” - see Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a discussion of the common stock of the Company and the Series W Warrant.

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

To date, the Company has not recognized revenue. The ability to generate revenue depends upon the Company’s ability to successfully complete the development, obtain regulatory approval, and to initiate commercialization of its product candidates. Currently, the Company’s activities are focused principally on obtaining FDA clearance and initializing commercialization of the lead product candidates, including CarpX™ and PortIO™, and to commence preparing the EsoCheckTM Technology for FDA submission, along with advancing the DisappEAR™ and NextFloTM product candidates through their respective research and development phase. The Company will also engage in research and development activities on other product candidates commensurate with the Company’s available capital resources. The Company plans to incur research and development expenses for the foreseeable future from the continued development of its current and future product candidates.

The Company has financed its operations principally through the issuances of its common stock, preferred stock, warrants, and debt, including: proceeds from private offerings of its common stock and common stock purchase warrants prior to the April 8, 2016 closing of its IPO; proceeds from the April 28, 2016 closing of the IPO; and, subsequent issue of shares of convertible preferred stock and common stock purchase warrants in private placements, the issue of shares of common stock of the Company and common stock purchase warrants under effective registration statements; and the issue of a senior secured note along with common stock purchase warrants. See Note 12, Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants, for a further discussion of the issue of a senior secured note and common stock purchase warrants; Note 13, Preferred Stock, for a discussion of the convertible preferred stock; and Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a discussion of the issue of common stock of the Company and common stock purchase warrants.

Collectively, PAVmed Inc. and Lucid Diagnostics Inc. have proprietary rights to the trademarks used herein, including, among others, PAVmed™, Lucid Diagnostics™, Caldus™, CarpX™, DisappEAR™, EsoCheck™, NextCath™, NextFlo™, PortIO™, and “Innovating at the Speed of Life” ™, among others. Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of “™” or “®”, however, the absence of such marks is not intended to indicate, in any way, each of PAVmed Inc. and /or Lucid Diagnostics Inc. will not assert, to the fullest extent possible under applicable law, its rights or the rights to such trademarks and trade names.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company holds a majority ownership interest and has controlling financial interest in Lucid Diagnostics Inc., with the corresponding noncontrolling interest included as a separate component of consolidated stockholders’ equity, including the recognition in the consolidated statement of the net loss attributable to the noncontrolling interest based on the noncontrolling interest ownership interest in Lucid Diagnostics Inc. See Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a discussion of the Company’s majority-owned subsidiary Lucid Diagnostics Inc. and the corresponding noncontrolling interest.

The condensed balance sheet as of December 31, 2017, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at such date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial information. Certain items have been reclassified to conform to the current period presentation.

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

The Company is an early stage and emerging growth company and is subject-to the corresponding risk of such companies. Since inception the Company has not generated any revenues and has incurred losses and negative cash flows from operating activities. The Company does not expect to generate positive cash flows from operating activities in the near future until it completes the development process and regulatory approvals of its products, and thereafter begins to commercialize and achieve substantial marketplace acceptance for its products.

The Company incurred a net loss attributable to PAVmed Inc. common stockholders of $11,854,787 and net cash flows used in operating activities of $5,768,637 for the nine months ended September 30, 2018. As of September 30, 2018, the Company had an accumulated deficit of $30,096,200, working capital of $1,399,982, with such working capital inclusive of the $5,383,112 principal balance of the Sr Secured Note as of September 30, 2018 classified as a current liability in the accompanying September 30, 2018 unaudited condensed consolidated balance sheet due to a maturity date of June 30, 2019.

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

The Company’s ability to fund its operations is dependent upon management’s plans, which include raising additional capital, refinance the debt upon maturity, obtaining regulatory approvals for its products currently under development, commercializing and generating revenues from products currently under development, and continuing to control expenses. However, there is no assurance the Company will be successful in these efforts.

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

On June 20, 2018, the FASB issued its Accounting Standards Update (“ASU”) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07), which, upon the effective date, will result in non-employee stock-based compensation to be within the scope of ASC-718, and will supersede ASC 505-50. A principal change of the new guidance is to eliminate the ASC 505-50 required periodic fair value remeasure (“mark-to-market”) and use of the “contractual term” as an input to the Black-Scholes option pricing model to calculate the estimated fair value of stock options issued to non-employees, in favor of the ASC 718 one-time measurement of the grant date fair value and use of an “expected term” as such valuation input, for non-employee stock-based compensation expense, as is currently done for employee stock-based compensation expense.

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

As of September 30, 2018 and December 31, 2017, the carrying values of cash, accounts payable, and accrued expenses, approximate their respective fair value due to the short-term nature of these financial instruments.

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

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of September 30, 2018 and December 31, 2017.

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2018 the Company does not have any unrecognized tax benefits resulting from uncertain tax positions.

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. There were no amounts accrued for penalties or interest as of September 30, 2018 and December 31, 2017 or recognized during the three or nine months ended September 30, 2018 and 2017. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

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

Note 2 — Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement. The guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

Note 3 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	September 30, 2018	December 31, 2017
Security deposits	$14,250	$14,250
Prepaid insurance	138	33,175
Advanced payments to suppliers	105,592	41,042
Total prepaid expenses and other current assets	$119,980	$88,467

Note 4 — Equipment, Net

	September 30, 2018	December 31, 2017
Research and development equipment	$40,380	$13,656
Computer equipment	13,438	13,438
Equipment, gross	53,818	27,094
Less: accumulated depreciation	(17,147)	(10,903)
Equipment, net	$36,671	$16,191

Depreciation expense of $2,639 and $6,244 was recognized for the three and nine months ended September 30, 2018, respectively, and $1,802 and $5,307 for the three and nine months ended September 30, 2017, respectively. The purchases of research and development equipment during the nine months ended September 30, 2018 include $3,260 of such purchases included in accounts payable as of September 30, 2018 in the accompanying unaudited condensed consolidated balance sheet.

Note 5 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	September 30, 2018	December 31, 2017
Bonus	$171,553	$459,451
Payroll	145,937	125,088
Vacation	71,270	28,722
EsoCheck™ License Agreement fee	222,553	—
Fees - board of directors	71,667	82,500
Operating expenses	55,311	11,203
Total accrued expenses and other current liabilities	$738,291	$706,964

The accrued bonus as of September 30, 2018 represents the estimated amount recognized on a pro rata basis during 2018 of the guaranteed bonus payment to the Company’s Chief Executive Officer (“CEO”) under the CEO Employment Agreement. At December 31, 2017, the accrued bonus represents the guaranteed bonus payment to the CEO and discretionary bonus payments to other employees.

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

The accrued board of director fees at September 30, 2018 and December 31, 2017 represent amounts payable to all non-executive members of the board of directors, including $5,000 and $10,000 as of September 30, 2018 and December 31, 2017, respectively, payable to two former board members each previously deemed to be a related party.

The EsoCheck™ License Agreement fee is the remaining unpaid balance of such fee incurred in connection with the EsoCheck™ License Agreement, as discussed in Note 7, Agreements Related to Acquired Intellectual Property Rights.

Note 6 — Income Taxes

In the three and nine months ended September 30, 2018 and 2017, the Company recognized a deferred tax benefit which was fully offset by a corresponding valuation allowance.

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of September 30, 2018 and December 31, 2017.

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

The Company files income tax returns in the United States in federal and applicable state and local jurisdictions. The Company’s tax filings for the years 2017, 2016, 2015 each remain subject to examination by taxing authorities.

Note 7 — Agreements Related to Acquired Intellectual Property Rights

Patent License Agreement - Case Western Reserve University - EsoCheck™ Technology

On May 12, 2018, Lucid Diagnostics Inc., a majority-owned subsidiary of the Company, entered into a patent license agreement with Case Western Reserve University (“CWRU”), referred to herein as the “EsoCheck™ License Agreement”. See Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a discussion of the Company’s majority-owned subsidiary Lucid Diagnostics Inc. and the corresponding noncontrolling interest.

The EsoCheck™ License Agreement provides for the exclusive worldwide license of the intellectual property rights of the proprietary technologies of two distinct components - the “EsoCheck™ Cell Collection Device™” or the “EsoCheck™ CCD™”, and the EsoCheck™ DNA Biomarkers or the “EsoCheck™ DX™”, and together are collectively referred to as the “EsoCheck™ Technology”.

Under the EsoCheck™ License Agreement, Lucid Diagnostics Inc. incurred a payment obligation to CWRU of approximately $273,000, referred to as the “EsoCheck™ License Agreement Fee”. The Company has made a $50,000 initial payment of the EsoCheck™ License Agreement, and with required future quarterly payments of $50,000 until such fee is paid-in-full, provided, however, the commencement of such quarterly payments is subject to Lucid Diagnostics Inc. consummation of a bona fide financing with an unrelated third-party in excess of $500,000.

On the May 12, 2018 effective date of the EsoCheck™ License Agreement, the EsoCheck™ License Agreement fee was recognized as a current period research and development expense in the unaudited condensed statement of operations, with the remaining unpaid balance included in accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheet. The EsoCheck™ License Agreement was determined to not meet the “business combination” criteria under FASB ASC Topic 805, Business Combinations (“ASC 805”), as such license agreement did not meet the ASC 805 definition of a business, as the transaction resulted in an intangible asset of acquired intellectual property rights only, and the Company did not acquire any employees or tangible assets, or any processes, protocols, or operating systems. Accordingly, the transaction was determined to be to be an asset acquisition under ASC 805. Further, as noted, the cost of the acquired intellectual property rights were recognized as a current period research and development expense, as required under FASB ASC Topic 730, Research and Development (ASC 730), as the acquired intellectual property rights were purchased from others for use in a research and development activity, and for which there are no alternative future uses.

The EsoCheck™ License Agreement also provides for potential payments upon the achievement of certain product development and regulatory clearance milestones. If Lucid Diagnostics Inc. does not meet certain milestones listed in the EsoCheck™ License Agreement, then CWRU has the right, in its sole discretion, to require the Company to transfer to CWRU a percentage, varying up to 100%, of the shares of common stock of Lucid Diagnostics Inc. held by the Company. Lucid Diagnostics Inc. will also be required to pay a minimum annual royalty commencing the year after the first commercial sale of products resulting from the commercialization of the EsoCheck™ Technology, with the minimum amount rising based on net sales of such product(s), if any. Such contingent milestone and /or royalty payments, if any, will be recognized in the period in which such payment obligations are incurred. Patent fee reimbursement under the EsoCheck™ License Agreement recognized as research and development expense was $10,877 in the three and nine months ended September 30, 2018.

The EsoCheck™ License Agreement terminates upon the expiration of certain related patents, or on May 12, 2038 in countries where no such patents exist, or upon expiration of any exclusive marketing rights granted by the FDA or other U.S. government agency, whichever comes later.

The three physician inventors of the EsoCheck™ Technology, each entered into consulting agreements with Lucid Diagnostics Inc. to continue to support the development of the EsoCheck™ Technology. In addition to cash compensation based on a contractual rate per hour, additional compensation under each such consulting agreement includes: the grant of stock options under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan to each individual to purchase 100,000 shares of common stock of Lucid Diagnostics Inc. at an exercise price of $0.50 per share of such common stock; and, the grant under the PAVmed Inc. 2014 Long-Term Incentive Plan of stock options to each individual to purchase 25,000 shares of PAVmed Inc. common stock at an exercise price of $1.59 per share of such common stock. See Note 10, Stock-Based Compensation, for information regarding the “PAVmed Inc. 2014 Long-Term Incentive Plan” and the separate “Lucid Diagnostics Inc 2018 Long-Term Incentive Equity Plan”, with respect to the stock options granted as discussed above.

Note 7 — Agreements Related to Acquired Intellectual Property Rights (continued)

Patent License Agreement - Case Western Reserve University - EsoCheck™ Technology (continued)

In June 2018, Lucid Diagnostics Inc. entered into a contract development and manufacturing organization (CDMO) agreement with an unrelated third-party for the supply of the “EsoCheck™ Cell Collection Device™”, principally for use in research and development activities - referred to herein as the “EsoCheck™ Device CDMO Supply Agreement”. The EsoCheck™ Device CDMO Supply Agreement contains a firm price per unit, and a contractual device purchase minimum quantity, is cancellable with 10 day notice, among other routine and customary provisions. With respect to the device purchase contractual minimum quantity, if Lucid Diagnostics Inc. terminates the EsoCheck™ Device CDMO Supply Agreement without “good reason”, as defined, prior to placing purchase orders for 5,000 units of the EsoCheck™ Cell Collection Device™, then Lucid Diagnostics Inc. will make a single one-time $50,000 payment to the unrelated third-party CDMO. The minimum quantity contingent payment, if any, will be recognized as a current period expense if and when such payment obligation is incurred.

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

The Tufts Patent License Agreement also provides for potential payments from the Company to the Licensors upon the achievement of certain product development and regulatory clearance milestones as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents. The Company will recognize as a current period expense for contingent milestone payments or royalties in the period in which such payment obligations are incurred, if any. Patent fee reimbursement under the Tufts Patent License Agreement recognized as research and development expense was $34,578 and $96,291 in the three and nine months ended September 30, 2018, respectively, and $21,945 and $42,496 in the three and nine months ended September 30, 2017, respectively.

Note 8 — Related Party Transactions

Effective October 31, 2018, a management services agreement, previously effective October 2015, with HCP/Advisors LLC, an affiliate of a former director of the Company, expired and was not renewed by the Company. Under such agreement, the Company paid HCP/Advisors LLC an initial first month’s fee of $35,000 commencing as of November 1, 2015, and thereafter, a monthly fee of $25,000 through October 31, 2018. The Company incurred an expense of $75,000 and $225,000 in each of the three and nine months ended September 30, 2018 and 2017, respectively, included in “general and administrative expenses” in the accompanying unaudited condensed consolidated statements of operations.

Previously, effective September 2016, the Company and HCFP/Strategy Advisors LLC, an affiliate of certain former directors and current officers of the Company, entered into a management consulting agreement referred to as the “HCFP Strategic Advisory Agreement”, which expired on May 14, 2017, as discussed below. Under the HCFP Strategic Advisory Agreement, HCFP/Strategy Advisors LLC had been engaged for an initial term of five months from September 14, 2016 to February 14, 2017, to provide various management consulting advisory services, including: to provide strategic business planning, to identify and assist with potential sources of financing arrangements, to promote the Company to various potential investors, and to provide strategic advisory services as reasonably requested by the Company. The HCFP Strategic Advisory Agreement provided for an initial total fee of $110,000, with $30,000 paid upon execution of the agreement and four payments of $20,000 per month from October 2016 to January 2017. Subsequently, on February 17, 2017, the Company and HCFP/Strategy Advisors LLC executed an extension of the HCFP Strategic Advisory Agreement, effective as of February 15, 2017, extending the services from February 15, 2017 to May 14, 2017, and obligating the Company to make payments of $20,000 per month in each of February, March, and April 2017. The Company did not further renew the HCFP Strategic Advisory Agreement after its May 14, 2017 expiration date. Previously, at December 31, 2016, the Company recognized a $10,000 estimated accrued expense liability for HCFP/Strategy Advisors LLC asserted out-of-pocket expenses under the HCFP Strategic Advisory Agreement in effect as of December 31, 2016, with such estimated accrued expense liability reversed as of June 30, 2017, as supporting documentation had not been provided by HCFP/Strategy Advisors LLC. Accordingly, as of June 30, 2017, the Company had made all contractually obligated payments, and disclaimed any further payment obligations, under the HCFP Strategic Advisory Agreement.

Separately, at June 30, 2017, the Company recognized a $10,000 accrued expense liability in connection with a HCFP/Strategy Advisors LLC vendor invoice dated June 30, 2017 in the amount of $10,000 for professional services fees related to separate discrete discussions between the Company’s management and HCFP /Strategy Advisors LLC conducted between the period of May 15, 2017 to May 31, 2017 regarding corporate matters. Such discussions were separate and apart from the previously expired HCFP Strategic Advisory Agreement. The Company incurred total expense of $0 and $80,000 in the three and nine months ended September 30, 2017, respectively, under the HCFP Strategic Advisory Agreement and the discrete invoice dated June 30, 2017, each as noted above, which is included in “General and administrative expenses” in the accompanying unaudited condensed consolidated statements of operations.

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

Previously, effective June 30, 2017, the Company and Michael J. Glennon, Vice Chairman and member of the board of directors, agreed to terminate the consulting agreement in effect since October 1, 2016. The Company did not incur any expense or payment obligation under this consulting agreement, as effective as of December 31, 2016, Mr. Glennon waived his right to compensation under the consulting agreement for the year ended December 31, 2016, and, effective as of March 31, 2017, Mr. Glennon further waived his right to compensation under the consulting agreement for the six months ended June 30, 2017.

Previously, effective November 2016, the Company entered into a consulting agreement with Patrick Glennon, a related-party as the brother of Michael J. Glennon, Vice Chairman and a member of the Company’s board of directors (the “Patrick Glennon Consulting Agreement”), wherein, Mr. Patrick Glennon will provide consulting support and advice with respect to the development and commercialization of resorbable ear tubes. The sole compensation for such services is the issuance on November 28, 2016 of stock options to purchase 20,000 shares of common stock of the Company, with an exercise price of $9.50 per share, and vesting ratably on a quarterly basis commencing December 31, 2016 and ending on September 30, 2019.

Note 9 — Commitments and Contingencies

Lease

The Company’s corporate office lease is on a month-to-month basis, with a 5% per annum increase in the monthly lease payment effective February 1 of each year, and the lease agreement may be cancelled with three months written notice. Total rent expense incurred under the corporate office space lease arrangement was $31,421 and $93,765 for the three and nine months ended September 30, 2018, respectively, and $33,863 and $117,351 for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, the Company’s future minimum lease payments, for the corporate office lease on a month-to-month basis, are estimated to be $129,874 for the period October 1, 2018 to September 30, 2019.

Legal Proceedings

On July 2, 2018, a former financial advisor to the Company filed a complaint in New York State court of a claim of breach of contract based on the Company’s purported failure to pay certain compensation claimed to be owed to the former financial advisor and seeking monetary damages to be determined at trial of not less than $125,400. The Company believes the claim is without merit and intends to vigorously defend itself. The outcome of this claim and /or a reasonable estimate of an amount to be paid by the Company, if any, is uncertain at this time, and, therefore, the Company has not recognized a provision for such contingent loss in the unaudited condensed consolidated financial statements as of September 30, 2018 with respect to this matter. Notwithstanding, if in the future the outcome of the matter is probable and a reasonable estimated amount can be determined, such loss will be recognized as an accrued expense liability in such future period.

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

Employment Agreements - Severance Compensation Payments

The Company has entered into employment agreements with each of: Dr. Lishan Aklog, M.D., Chief Executive Officer, with an annual base salary of $431,000 and an expiration date of December 31, 2019; Mr. Dennis M. McGrath, Executive Vice President - Chief Financial Officer, with an annual base salary of $345,000 and an expiration date of March 20, 2019; and, Dr. Brian J. deGuzman, M.D., Chief Medical Officer, with an annual base salary of $305,000 and an expiration date of June 30, 2021. Under the terms of the respective employment agreements, if the Company terminates employment without cause, or if such executive officer terminates his employment with the Company for good reason, each as defined in the respective employment agreement, then, Dr. Aklog may receive severance compensation payments equal to 150% of his base salary in effect at the time of the employment termination from the initial date of employment termination through the expiration date of his respective employment agreement; Mr. McGrath may receive 100% of the base salary in effect at the time of employment termination from the initial date of employment termination through six months thereafter; and, Dr. deGuzman may receive 100% of the base salary in effect at the time of the employment termination from the initial date of employment termination through the expiration date of his respective employment agreement. The contingent severance compensation payment(s) obligations, if any, will be recognized as a current period expense if and when such payment obligation is incurred.

Note 10 — Stock-Based Compensation

PAVmed Inc. 2014 Long-Term Incentive Equity Plan

The PAVmed Inc. 2014 Long-Term Incentive Equity Plan (the “PAVmed Inc. 2014 Equity Plan”), adopted by the Company’s board of directors and stockholders in November 2014, is designed to enable the Company to offer employees, officers, directors, and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The types of awards that may be granted under the PAVmed Inc. 2014 Equity Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the compensation committee of the Company’s board of directors. Stock options outstanding under the PAVmed Inc. 2014 Equity Plan is summarized as follows:

		Weighted
	Number	Average	Aggregate
	Stock	Exercise	Intrinsic
PAVmed Inc. 2014 Equity Plan	Options	Price	Value[1]
Outstanding at December 31, 2017	1,936,924	$5.19
Granted	1,535,324	$2.04
Exercised	—	$—
Forfeited	(195,108)	$5.00
Outstanding at September 30, 2018	3,277,140	$3.72	$—
Vested and exercisable at September 30, 2018	1,620,310	$4.52	$—
Unvested at September 30, 2018	1,656,830	$2.95	$—

[1]	The aggregate intrinsic value is computed as the difference between the quoted price of the PAVmed Inc. common stock on September 30, 2018 and the exercise price of the underlying PAVmed Inc. stock options, to the extent such quoted price is greater than the exercise price.

As of September 30, 2018, under the PAVmed Inc. 2014 Equity Plan, the weighted average remaining contractual term was 8.5 years for stock options outstanding and 7.9 years for stock options vested and exercisable.

As noted above, during the nine months ended September 30, 2018, an aggregate of 1,535,324 stock options were granted under the PAVmed Inc. 2014 Equity Plan, each with a ten year contractual term from date-of-grant, including:

●	January 2018 - 175,000 PAVmed Inc. stock options were granted to the Company’s VP Technology and Product Development, having an exercise price of $2.96 per share of common stock of PAVmed Inc. and vesting ratably on a quarterly basis over a three year period commencing March 31, 2018 and ending December 31, 2020;

●	February 2018 - a total of 500,000 PAVmed Inc. stock options were granted to non-executive members of the Company’s board of directors, and a total of 590,216 PAVmed Inc. stock options were granted to employees, each having an exercise price of $2.01 per share of common stock of PAVmed Inc. and vesting ratably on a quarterly basis over a three year period commencing March 31, 2018 and ending December 31, 2020; and,

●	May 2018 - a total of 75,000 PAVmed Inc. stock options were granted, including 25,000 stock options granted to each of the three non-employee “EsoCheck™ Technology” physician inventors under each of their respective consulting agreements with Lucid Diagnostics Inc., having an exercise price of $1.59 per share of common stock of PAVmed Inc. and vesting ratably on a quarterly basis over a three year period commencing June 30, 2018 and ending March 31, 2021. See Note 7, Agreements Related to Acquired Intellectual Property Rights, for a discussion of the “EsoCheck™ Technology” and the corresponding “EsoCheck™ License Agreement” between Lucid Diagnostics Inc. and Case Western Reserve University and the consulting agreements between the three individual physicians and Lucid Diagnostics Inc.

●	July 2018 - 195,108 PAVmed Inc. stock options were granted to the Company’s Chief Commercial Officer, having an exercise price of $1.58 per share of common stock of PAVmed Inc. and vesting ratably on a quarterly basis over a three year period commencing September 30, 2018 and ending June 30, 2021.

In February 2018, a total of 195,108 stock options, previously granted under the PAVmed Inc. 2014 Equity Plan, were forfeited in connection with the resignation of two members from the Company’s board of directors.

As a result of shareholder approval of an additional 3.0 million shares on October 1, 2018, there are a total of 5,951,081 shares of common stock of PAVmed Inc. reserved for issuance under the PAVmed Inc. 2014 Equity Plan, of which, 3,174,795 shares are available for grant under the PAVmed Inc. 2014 Equity Plan, with such number of shares excluding PAVmed Inc. stock options granted outside the PAVmed Inc. 2014 Equity Plan, including 250,000 in 2017 and 250,854 in 2016.

Note 10 — Stock-Based Compensation (continued)

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan

The Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (the “Lucid Diagnostics Inc. 2018 Equity Plan”) became effective on May 12, 2018 and is separate from the PAVmed Inc. 2014 Equity Plan discussed above. The Lucid Diagnostics Inc. 2018 Equity Plan is designed to enable Lucid Diagnostics Inc. to offer employees, officers, directors, and consultants, as defined, an opportunity to acquire shares of common stock of Lucid Diagnostics Inc. The types of awards that may be granted under the Lucid Diagnostics Inc. 2018 Equity Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Lucid Diagnostics Inc. board of directors. The following table summarizes information about stock options outstanding under the Lucid Diagnostics Inc. 2018 Equity Plan for the period presented below:

		Weighted
	Number	Average
	Stock	Exercise
Lucid Diagnostics Inc. 2018 Equity Plan	Options	Price
Outstanding at December 31, 2017	—	$—
Granted	375,000	$0.60
Exercised	—	$—
Forfeited	—	$
Outstanding at September 30, 2018	375,000	$0.60
Vested and exercisable at September 30, 2018	56,250	$0.56
Unvested at September 30, 2018	318,750	$0.61

As of September 30, 2018, the weighted average remaining contractual term was 9.6 years for both stock options outstanding and stock options vested and exercisable under the Lucid Diagnostics Inc. 2018 Equity Plan.

As noted above, during the nine months year ended September 30, 2018, an aggregate of 375,000 Lucid Diagnostics Inc. stock options were granted under the Lucid Diagnostics Inc. 2018 Equity Plan, each with a ten year contractual term from date-of-grant, including:

●	May 2018 - 100,000 Lucid Diagnostics Inc. stock options were granted to each of the three non-employee “EsoCheck™ Technology” physician inventors under their respective consulting agreements with Lucid Diagnostics Inc., having an exercise price of $0.50 per share of common stock of Lucid Diagnostics Inc. and vesting ratably on a quarterly basis over a three year period commencing June 30, 2018 and ending March 31, 2021. See Note 7, Agreements Related to Acquired Intellectual Property Rights, for a discussion of the “EsoCheck™ Technology” and the corresponding “EsoCheck™ License Agreement” between Lucid Diagnostics Inc. and Case Western Reserve University; and the consulting agreements between the three individual physicians and Lucid Diagnostics Inc; and,

●	June 2018 - 75,000 Lucid Diagnostics Inc. stock options were granted as sole compensation under a consulting agreement between Lucid Diagnostics Inc. and the unrelated third party owner of the manufacturing firm of the “EsoCheck™ Device CDMO Supply Agreement”, having an exercise price of $1.00 per share of common stock of Lucid Diagnostics Inc. and vesting ratably on a quarterly basis over a three year period commencing September 30, 2018 and ending June 30, 2021. See Note 7, Agreements Related to Acquired Intellectual Property Rights, for a discussion of each of the separate consulting agreement and the EsoCheck™ Device CDMO Supply Agreement.

A total of 2,000,000 shares of common stock of Lucid Diagnostics Inc. are reserved for issuance under the Lucid Diagnostics Inc. 2018 Equity Plan. In this regard, as of September 30, 2018, 1,625,000 shares of common stock of Lucid Diagnostics Inc. were available for grant under the Lucid Diagnostics Inc. 2018 Equity Plan.

Note 10 — Stock-Based Compensation (continued)

Stock-Based Compensation Expense

The stock-based compensation expense related to stock options granted to employees and directors is based on the grant-date fair value, and for stock options granted to non-employees is based on the vesting date fair value, with the expense recognized on a straight-line basis over the award’s requisite service period. Consolidated stock-based compensation expense recognized for both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, for the periods indicated, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
General and administrative expenses	$247,818	$241,401	$701,174	$707,588
Research and development expenses	76,655	30,900	198,475	91,693
Total	$324,473	$272,301	$899,649	$799,281

As presented above, stock-based compensation recognized by Lucid Diagnostics Inc. included $5,329 and $8,962 in the three and nine months ended September 30, 2018, respectively, with respect to stock options granted under the PAVmed Inc. 2014 Equity Plan to non-employees providing services to Lucid Diagnostics Inc., and $12,973 and $21,250 in the three and nine months ended September 30, 2018, respectively, with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan to non-employees providing services to Lucid Diagnostics Inc. - with each such stock based compensation expense classified in research and development expense in the corresponding periods. There was no such Lucid Diagnostics Inc. stock-based compensation expense recognized for the prior year periods.

As of September 30, 2018, under the PAVmed Inc. 2014 Equity Plan, total unrecognized stock-based compensation expense of approximately $1.7 million is expected to be recognized over the weighted average remaining requisite service period of 1.5 years; and, under the Lucid Diagnostics Inc. 2018 Equity Plan, total unrecognized stock-based compensation expense of approximately $0.1 million is expected to be recognized over the weighted average remaining requisite service period of 2.6 years.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted under both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, which requires the Company to make certain estimates and assumptions, with the weighted-average valuation assumptions for stock-based awards, as follows: weighted-average risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with the assumed expected option term; expected term of stock options represents the period of time stock options are expected to be outstanding, which for employees is the expected term derived using the simplified method and for non-employees is the contractual term; expected stock price volatility is based on historical stock price volatilities of similar entities within the Company’s industry over the period commensurate with the expected term of the stock option; and, expected dividend yield is based on annual dividends of $0.00 as the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

Stock-based compensation expense recognized for stock options granted to employees and members of the board of directors under the PAVmed Inc. 2014 Equity Plan was based on a weighted average fair value of $1.22 per share and $1.57 per share, during the nine months ended September 30, 2018 and 2017, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Nine Months Ended September 30,
	2018	2017
Risk free interest rate	2.1%	1.5%
Expected term of stock options (in years)	5.8	5.8
Expected stock price volatility	50%	50%
Expected dividend yield	0%	0%

Stock-based compensation expense recognized for stock options granted to non-employees under the PAVmed Inc. 2014 Equity Plan was based on a weighted average fair value of $2.07 per share and $4.32 per share, during the nine months ended September 30, 2018 and 2017, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Nine Months Ended September 30,
	2018	2017
Risk free interest rate	2.7%	2.2%
Expected term of stock options (in years)	8.8	9.0
Expected stock price volatility	60%	60%
Expected dividend yield	0%	0%

Note 10 — Stock-Based Compensation (continued)

Stock-Based Compensation Expense (continued)

Stock-based compensation expense recognized for stock options granted to non-employees under the Lucid Diagnostics Inc. 2018 Equity Plan was based on a weighted average fair value of $0.40 per share during the nine months ended September 30, 2018, calculated using the following weighted average Black-Scholes valuation model assumptions:

Nine Months Ended
September 30, 2018
Risk free interest rate	3.0%
Expected term of stock options (in years)	9.7
Expected stock price volatility	66%
Expected dividend yield	0%

There was no such Lucid Diagnostics Inc. 2018 Equity Plan stock-based compensation expense for the prior year period.

Note 11 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liabilities as of September 30, 2018 and December 31, 2017, are summarized in the fair value hierarchy table, as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using(1)
	Level-1	Level-2	Level-3
	Inputs	Inputs	Inputs	Total
September 30, 2018(2)
Series A Warrants derivative liability	$—	$—	$—	$—
Series A Convertible Preferred Stock
conversion option derivative liability	—	—	—	—
Totals	$—	$—	$—	$—

December 31, 2017
Series A Warrants derivative liability	$—	$—	$761,123	$761,123
Series A Convertible Preferred Stock
conversion option derivative liability	—	—	212,217	212,217
Totals	$—	$—	$973,340	$973,340

(1)	As noted above, as presented in the fair value hierarchy table, Level-1 represents quoted prices in active markets for identical items, Level-2 represents significant other observable inputs, and Level-3 represents significant unobservable inputs.

(2)	The Series A Warrants derivative liability and the Series A-1 Convertible Preferred Stock conversion option derivative liability were fully extinguished-upon-exchange on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, as discussed herein below.

The Series A Preferred Stock Units issued in a private placement in the three months ended March 31, 2017 were each comprised of one share of Series A Convertible Preferred Stock and one Series A Warrant, wherein, at the option of their respective holder, may be converted into /exercised for shares of common stock of the Company. See Note 13, Preferred Stock, for a further discussion of the Series A Preferred Stock Units private placement and the Series A Convertible Preferred Stock, and, Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a further discussion of the Series A Warrants.

The Series A Warrant and the Series A Convertible Preferred Stock conversion option were each determined to be a derivative liability under FASB ASC Topic 815, Derivative and Hedging (ASC 815), as the Series A Warrant exercise price and the Series A Convertible Preferred Stock common stock exchange factor denominator, were each subject to potential adjustment resulting from future financing transactions, under certain conditions, along with certain other provisions which may result in required or potential full or partial cash settlement. Through the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, as such exchange offer is discussed herein below, the respective Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability were each classified as a current liability in the unaudited condensed consolidated balance sheet, and each were initially measured at estimated fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations.

The number of Series A Warrants and shares of Series A Convertible Preferred Stock issued and outstanding as of September 30, 2018 is as follows:

Issued and Outstanding - September 30, 2018	Series A Warrants	Series A Convertible Preferred Stock
Issued and outstanding as of December 31, 2017	268,001	249,667
Series A and Series A-1 Exchange Offer - March 15, 2018	(268,001)	(249,667)
Issued and outstanding as of September 30, 2018	—	—

As of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer discussed below, there were no issued and outstanding Series A Warrants and shares of Series A Convertible Preferred Stock, as each were fully exchanged for shares Series B Convertible Preferred Stock and Series Z Warrants, respectively.

Note 11 — Financial Instruments Fair Value Measurements (continued)

The reconciliation of each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability as of September 30, 2018 is as follows:

Derivative Liability - September 30, 2018	Series A Warrants	Series A Convertible Preferred Stock Conversion Option
Balance at December 31, 2017	$761,123	$212,217
Change in fair value - March 15, 2018 Exchange Date	(246,561)	(64,913)
Series A and Series A-1 Exchange Offer - March 15, 2018	(514,562)	(147,304)
Balance at September 30, 2018	$—	$—

As noted above, the Series A Warrants derivative liability and the Series A-1 Convertible Preferred Stock conversion option derivative liability were each initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value recognized as other income or expense.

The Series A Warrants derivative liability and the Series A-1 Convertible Preferred Stock conversion option derivative liability were fully extinguished-upon-exchange on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, as discussed below. Accordingly, the final estimated fair value of each respective derivative liability was as of the March 15, 2018 Exchange Date, with such change in estimated fair value resulting in the respective recognition of income of $246,561 and $64,913, with a corresponding decrease in each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability, respectively, during the nine months ended September 30, 2018.

The number of Series A Warrants and shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2017 is as follows:

Issued and Outstanding - December 31, 2017	Series A Warrants	Series A Convertible Preferred Stock
Issued and outstanding as of December 31, 2016	—	—
Issued in Series A Preferred Stock Units private placement	422,838	422,838
Conversion of Series A Convertible Preferred Stock	—	(18,334)
Series A Exchange Offer - November 17, 2017	(154,837)	(154,837)
Issued and outstanding as of December 31, 2017	268,001	249,667

The reconciliation of each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability as of December 31, 2017 is as follows:

Derivative Liability - December 31, 2017	Series A Warrants	Series A Convertible Preferred Stock Conversion Option
Balance at December 31, 2016	$—	$—
Initial fair value on dates of issuance	4,050,706	1,221,963
Change in fair value	(1,942,501)	(643,318)
Conversion of Series A Convertible Preferred Stock	—	(27,335)
Series A Exchange Offer - November 17, 2017	(1,347,082)	(339,093)
Balance at December 31, 2017	$761,123	$212,217

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

Fair Value Assumptions	March 15,	December 31,
Series A Warrants Derivative Liability	2018(1)	2017
Calculated aggregate estimated fair value	$514,562	$761,123
Series A Warrants outstanding	268,001	268,001
Value of common stock	$1.70	$2.29
Exercise price per share - Series A Warrant	$6.61	$6.61
Exercise price per share - Series X Warrant	$6.00	$6.00
Expected term (years)	6.1	6.3
Volatility	59%	55%
Risk free rate	2.7%	2.2%
Dividend yield	0%	0%

Fair Value Assumptions Series A Convertible Preferred Stock Conversion Option Derivative Liability	March 15, 2018(1)	December 31, 2017
Calculated aggregate estimated fair value	$147,304	$212,217
Series A Convertible Preferred Stock shares	249,667	249,667
Value of common stock	$1.70	$2.29
Common stock exchange factor numerator	$6.00	$6.00
Common stock exchange factor denominator	$4.97	$4.97
Expected term (years)	6.1	6.3
Volatility	59%	55%
Risk-free interest rate	2.7%	2.2%
Dividend yield	0%	0%

(1)	As the Series A Warrants and shares of Series A Convertible Preferred Stock were each fully exchanged on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, the final estimated fair value of each respective derivative liability was as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer discussed below.

Series B Convertible Preferred Stock and Series Z Warrants - Series A and Series A-1 Exchange Offer - March 15, 2018

On March 15, 2018, the “Series A and Series A-1 Exchange Offer” was completed, wherein, with respect to Series A Convertible Preferred Stock and Series A Warrants, two shares of Series B Convertible Preferred Stock were issued-upon-exchange of one share of Series A Convertible Preferred Stock, and five Series Z Warrants were issued-upon-exchange of one Series A Warrant; and, additionally, with respect to Series A-1 Convertible Preferred Stock and Series A-1 Warrants, 1.33 shares of Series B Convertible Preferred Stock were issued-upon-exchange of one share of Series A-1 Convertible Preferred Stock, and five Series Z Warrants were issued-upon-exchange of one Series A-1 Warrant. Collectively, such exchanges are referred to as the “Series A and Series A-1 Exchange Offer” and the “March 15, 2018 Exchange Date”. The Series A and Series A-1 Exchange Offer was offered to and accepted by all holders of the Series A Convertible Preferred Stock and Warrants and the Series A-1 Convertible Preferred Stock and Warrants.

On the March 15, 2018 Exchange Date: (i) a total of 975,568 shares of Series B Convertible Preferred Stock were issued-upon-exchange, including 499,334 shares of Series B Convertible Preferred Stock issued-upon-exchange of 249,667 shares of Series A Convertible Preferred Stock and 476,234 shares of Series B Convertible Preferred Stock issued-upon-exchange of 357,259 shares of Series A-1 Convertible Preferred Stock; and, (ii) a total of 2,739,190 Series Z Warrants were issued-upon-exchange, including 1,340,005 Series Z Warrants issued-upon-exchange of 268,001 Series A Warrants and 1,399,185 Series Z Warrants issued-upon-exchange of 279,837 Series A-1 Warrants.

As a result of the Series A and Series A-1 Exchange Offer, as of the March 15, 2018 Exchange Date, there were no issued and outstanding shares of Series A Convertible Preferred Stock and Series A Warrants, nor shares of Series A-1 Convertible Preferred Stock and Series A-1 Warrants, as each were fully exchanged-upon-issue of shares of Series B Convertible Preferred Stock and Series Z Warrants, respectively. Additionally, each of the corresponding Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability were each fully extinguished-upon-exchange as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer.

Note 11 — Financial Instruments Fair Value Measurements (continued)

Series A and Series A-1 Exchange Offer - March 15, 2018 -

Series B Convertible Preferred Stock Issued-Upon-Exchange of Series A Convertible Preferred Stock

Series Z Warrants Issued-Upon-Exchange Of Series A Warrants

As noted above, the Series A and Series A-1 Exchange Offer resulted in the extinguishment of: 249,667 shares of Series A Convertible Preferred Stock along with the corresponding (bifurcated) conversion option derivative liability, and, 268,001 Series A Warrants, each resulting from the issue-upon-exchange of: 499,334 shares of Series B Convertible Preferred Stock and 1,340,005 Series Z Warrants, respectively, each as discussed herein below.

Series A and Series A-1 Exchange Offer - March 15, 2018

Series B Convertible Preferred Stock Issued-Upon-Exchange of Series A Convertible Preferred Stock

The March 15, 2018 Exchange Date estimated fair value of the consideration given of $873,835 of the 499,334 shares of the equity-classified Series B Convertible Preferred Stock issued-upon-exchange, as compared to the (temporary equity) carrying value of 249,667 shares of Series A Convertible Preferred Stock and the estimated fair value of the corresponding conversion option derivative liability of $147,304, resulted in incremental estimated fair value of $726,531 recognized as a deemed dividend charged to accumulated deficit on the March 15, 2018 Exchange Date, with such deemed dividend included as a component of “net loss attributable to PAVmed Inc. common stockholders”, summarized as follows:

Series B Convertible Preferred Stock Issued-Upon-Exchange

Series A Convertible Preferred Stock and Conversion Option Derivative Liability Extinguished-Upon-Exchange Deemed Dividend Charged to Accumulated Deficit

Series A Series A-1 Exchange Offer March 15, 2018 Exchange Date
Fair value - 499,334 shares of Series B Convertible Preferred Stock issued-upon-exchange	$873,835
Less: Fair value - Series A Convertible Preferred Stock conversion option derivative liability extinguished-upon-exchange	147,304
Less: Carrying value - 249,667 shares of Series A Convertible Preferred Stock extinguished-upon-exchange	—
Deemed dividend charged to accumulated deficit	$726,531

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

Note 11 — Financial Instruments Fair Value Measurements (continued)

Series A and Series A-1 Exchange Offer - March 15, 2018

Series B Convertible Preferred Stock Issued-Upon-Exchange of Series A Convertible Preferred Stock (continued)

The Series A Convertible Preferred Stock was classified in temporary equity in the unaudited condensed consolidated balance sheet and had a carrying value of $0 resulting from the issuance date initial estimated fair values of the Series A Warrant derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability being in excess of the Series A Preferred Stock Units private placement issuance gross proceeds, with such excess recognized as a current period loss in the unaudited condensed consolidated statement of operations. See Note 13, Preferred Stock, for a further discussion of the Series A Preferred Stock Units private placement and the Series A Convertible Preferred Stock.

Series A and Series A-1 Exchange Offer - March 15, 2018 -

Series Z Warrants Issued-Upon-Exchange of Series A Warrants

The Series Z Warrants issued-upon-exchange of Series A Warrants in the Series A and Series A-1 Exchange Offer, as discussed above, resulted in the recognition of a modification expense under the analogous guidance with respect to stock option modification under FASB ASC 718, wherein an exchange of warrants is deemed to be a modification of the initial warrant agreement by the replacement with a revised warrant agreement, requiring the incremental estimated fair value, measured as the difference between the estimated fair value immediately after the modification as compared to the estimated fair value immediately before the modification, to the extent an increase, recognized as a modification expense. In this regard, the March 15, 2018 Exchange Date adjustment of the estimated fair value of the Series A Warrants derivative liability resulted in the recognition of a net expense of $96,480 comprised of: (i) income of $246,561 upon the Series A Warrant derivative liability being adjusted to its March 15, 2018 Exchange Date estimated fair value of $514,562, as noted above, and (ii) an expense of $343,041 resulting from the incremental estimated fair value of the consideration given of $857,603 of the 1,340,005 Series Z Warrants issued-upon-exchange as compared to the estimated fair value of $514,562 of the 268,001 Series A Warrants derivative liability extinguished-upon-exchange, summarized as follows:

Series Z Warrants Issued Upon Exchange of Series A Warrants - March 15, 2018	Series A Warrants Derivative Liability	Series Z Additional Paid In Capital Equity	Fair Value Change Series A Warrant Derivative Liability Other Income (Expense)
Series A Warrants derivative liability - December 31, 2017	$761,123	$—	$—
Series A Warrants derivative liability change in fair value - March 15, 2018	(246,561)		246,561
Sub-Total: Series A Warrants derivative liability - March 15, 2018 Exchange Date	514,562	—	246,561
Series Z Warrants issued-upon-exchange of Series A Warrants - estimated fair value	(514,562)	857,603	(343,041)
Series Z Warrants issued-upon-exchange of Series A Warrants - March 15, 2018	$—	$857,603	$(96,480)

The March 15, 2018 Exchange Date estimated fair value of $857,603 of the 1,340,005 Series Z Warrants issued-upon-exchange of 268,001 Series A Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

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

Series Z Warrants Issued-Upon-Exchange of Series A-1 Warrants

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

Series A and Series A-1 Exchange Offer - March 15, 2018

Series B Convertible Preferred Stock Issued Upon Exchange of Series A-1 Convertible Preferred Stock

The March 15, 2018 Exchange Date estimated fair value of the consideration given of $833,410 of the equity-classified 476,234 shares of Series B Convertible Preferred Stock issued-upon-exchange, was less than the carrying value of $1,032,650 of the equity-classified 357,259 shares Series A-1 Convertible Preferred Stock, resulting in an increase to additional paid in capital of $199,241 on the March 15, 2018 Exchange Date, with such amount included as a component of “net loss attributable to PAVmed Inc. common stockholders”, summarized as follows:

Series A
Series A-1
Series B Convertible Preferred Stock Issued-Upon-Exchange	Exchange Offer
Series A-1 Convertible Preferred Stock Extinguished-Upon-Exchange	March 15, 2018
Increase - Additional Paid-In Capital	Exchange Date
Fair value - 476,234 shares of Series B Convertible Preferred Stock issued-upon-exchange	$833,410
Less: Carry value - 357,259 shares - Series A-1 Convertible Preferred Stock extinguished-upon-exchange	1,032,650
Increase - additional paid-in capital	$199,241

The March 15, 2018 Exchange Date estimated fair value of $833,410 of the 476.234 shares of Series B Convertible Preferred Stock issued-upon-exchange of 357,259 shares of Series A-1 Convertible Preferred Stock was computed using a combination of the present value of its cash flows using a synthetic credit rating analysis required rate of return and the Black-Scholes option pricing model, using the following assumptions:

Fair Value Assumptions Series B Convertible Preferred Stock - issued upon exchange of Series A-1 Convertible Preferred Stock	Series A Series A-1 Exchange Offer March 15, 2018 Exchange Date
Aggregate fair value	$833,410
Series B Convertible Preferred Stock shares	476,234
Required rate of return	27.0%
Common stock conversion factor numerator	$3.00
Common stock conversion factor denominator	$3.00
Value of common stock	$1.70
Expected term (years)	6.1
Volatility	59%
Risk free rate	2.7%
Dividend yield	0%

Note 11 — Financial Instruments Fair Value Measurements (continued)

Series A and Series A-1 Exchange Offer - March 15, 2018 (continued)

Series Z Warrants Issued-Upon-Exchange of Series A-1 Warrants

The “Series Z Warrants issued-upon-exchange of Series A-1 Warrants” in the Series A and Series A-1 Exchange Offer, as discussed above, resulted in the recognition of a modification expense under the analogous guidance with respect to stock option modification under FASB ASC 718, wherein an exchange of warrants is deemed to be a modification of the initial warrant agreement by the replacement with a revised warrant agreement, requiring the incremental estimated fair value, measured as the difference between the estimated fair value immediately after the modification as compared to the estimated fair value immediately before the modification, to the extent an increase, recognized as a modification expense. In this regard, the March 15, 2018 Exchange Date estimated fair value of $895,478 of the equity-classified 1,399,185 Series Z Warrants issued-upon-exchange as compared to the estimated fair value of $545,682 of the equity-classified 279,837 Series A-1 Warrants extinguished-upon-exchange, resulted in an incremental estimated fair value of $349,796 recognized as a modification expense included in other income (expense) in the unaudited condensed consolidated statement of operations, with a corresponding increase to additional paid in capital, summarized as follows:

Series A
Series A-1
Exchange Offer
March 15, 2018
Series Z Warrants - issued-upon-exchange of Series A-1 Warrants - March 15, 2018	Exchange Date
Fair value - 1,399,185 Series Z Warrants issued-upon-exchange	$895,478
Less: fair value - 279,837 Series A-1 Warrants extinguished-upon-exchange	545,682
Modification expense /increase to additional paid in capital	349,796
Carry value - 279,837 Series A-1 Warrants extinguished-upon-exchange - equity classified	1,879,532
Carry value - Series Z Warrants issued-upon-exchange of Series A-1 Warrants - equity classified	$2,229,328

The March 15, 2018 Exchange Date estimated fair value of $895,478 of the 1,399,185 Series Z Warrants issued-upon-exchange of 279,837 Series A-1 Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumptions	March 15, 2018
Series Z Warrants - issued upon exchange of Series A-1 Warrants	Exchange Date
Aggregate fair value	$895,478
Series Z Warrants issued upon exchange of Series A-1 Warrants	1,399,185
Exercise price per share - Series Z Warrant	$3.00
Value of common stock	$1.70
Expected term (years)	6.1
Volatility	59%
Risk free rate	2.7%
Dividend yield	0%

The March 15, 2018 Exchange Date estimated fair value of $545,682 of the 279,837 Series A-1 Warrants extinguished-upon-exchange for 1,399,185 Series Z Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

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

Note 11 — Financial Instruments Fair Value Measurements (continued)

Series A Exchange Offer - November 17, 2017

On November 17, 2017, the “Series A Exchange Offer” was completed, wherein, 1.5 shares of Series A-1 Convertible Preferred Stock were issued-upon-exchange of one share of Series A Convertible Preferred Stock, and one Series A-1 Warrant was issued-upon-exchange of one Series A Warrant, with such exchanges referred to as the “Series A Exchange Offer” and the “November 17, 2017 Exchange Date”. The Series A Exchange Offer was offered to all 28 holders and accepted by 13 holders of the Series A Convertible Preferred Stock and Warrants.

On the November 17, 2017 Exchange Date, a total of 232,259 shares of Series A-1 Convertible Preferred Stock were issued-upon-exchange of 154,837 shares of Series A Convertible Preferred Stock and a total of 154,837 Series A-1 Warrants were issued-upon-exchange of 154,837 Series A Warrants.

Consequently, as of the November 17, 2017 Exchange Date, 154,837 shares of Series A Convertible Preferred Stock and 154,837 Series A Warrants were fully extinguished-upon-exchange for shares of Series A-1 Convertible Preferred Stock and Series A-1 Warrants, respectively. Additionally, each of the corresponding Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability were each extinguished-upon-exchange as of the November 17, 2017 Exchange Date of the Series A and Series A-1 Exchange Offer.

Series A Exchange Offer - November 17, 2017

Series A-1 Convertible Preferred Stock Issued-Upon-Exchange of Series A Convertible Preferred Stock

The November 17, 2017 Exchange Date estimated fair value of the consideration given of $843,100 of the equity-classified 232,259 shares of Series A-1 Convertible Preferred Stock issued-upon-exchange, with such fair value recognized as the carrying value of such issued shares of Series A-1 Convertible Preferred Stock, as compared to the extinguishment of both the carrying value of the Series A Convertible Preferred Stock and the estimated fair value of the corresponding conversion option derivative liability, resulted in $504,007 of incremental estimated fair value, which was recognized as a deemed dividend charged to accumulated deficit in the unaudited condensed consolidated balance sheet on the November 17, 2017 Exchange Date, with such deemed dividend included as a component of “net loss attributable to PAVmed Inc. common stockholders”, summarized as follows:

Series A-1 Convertible Preferred Stock Issued-Upon-Exchange

Series A Convertible Preferred Stock and Conversion Option Derivative Liability Extinguished-Upon-Exchange Deemed Dividend Charged to Accumulated Deficit

Series A Exchange Offer November 17, 2017 Exchange Date
Fair value - 232,259 shares of Series A-1 Convertible Preferred Stock issued-upon-exchange	$843,100
Less: Fair value - Series A Convertible Preferred Stock conversion option derivative liability extinguished-upon-exchange	339,093
Less: Carry value - 154,837 shares of Series A Convertible Preferred Stock extinguished-upon-exchange	—
Deemed dividend charged to accumulated deficit	$504,007

The November 17, 2017 Exchange Date estimated fair value of $843,100 of the 232,259 shares of Series A-1 Convertible Preferred Stock issued-upon-exchange of 154,837 shares of Series A Convertible Preferred Stock was computed using a combination of the present value of its cash flows using a synthetic credit rating analysis required rate of return and the Black-Scholes option pricing model, using the following assumptions:

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

Note 11 — Financial Instruments Fair Value Measurements (continued)

Series A Exchange Offer - November 17, 2017 (continued)

Series A-1 Convertible Preferred Stock Issued Upon Exchange of Series A Convertible Preferred Stock (continued)

The November 17, 2017 Exchange Date estimated fair value of $339,093 of the extinguished-upon-exchange Series A Convertible Preferred Stock conversion option derivative liability was estimated using a Monte Carlo simulation valuation model, using the Company’s common stock price and certain other Level-3 inputs to take into account the probabilities of certain events occurring over their respective life, using the following assumptions.

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

Series A Exchange Offer - November 17, 2017

Series A-1 Warrants Issued-Upon-Exchange of Series A Warrants

As of the November 17, 2017 Exchange Date, the Series A Warrants derivative liability estimated fair value was adjusted, with the resulting change in such estimated fair value recognized as other income (expense) in the unaudited condensed consolidated statement of operations. Further, the estimated fair value of the 154,837 Series A Warrant derivative liability extinguished-upon exchange were further adjusted to the November 17, 2017 Exchange Date estimated fair value of $1,347,082 of the 154,837 Series A-1 Warrants issued-upon-exchange (i.e. consideration given), with the resulting change in such estimated fair value recognized as other income (expense) in the unaudited condensed consolidated statement of operations. Immediately thereafter, such November 17, 2017 adjusted estimated fair value of $1,347,082 of the 154,837 Series A Warrants derivative liability extinguished-upon-exchange was derecognized, along with a corresponding recognition of such amount in additional paid-in capital of the equity-classified 154,837 Series A-1 Warrants issued-upon-exchange.

The November 17, 2017 Exchange Date estimated fair value of $1,347,082 of the 154,837 Series A-1 Warrants issued-upon-exchange of the 154,837 Series A Warrants extinguished-upon-exchange was computed using a Black-Scholes valuation model assuming the exchange of one Series A-1 Warrant for five Series W Warrants, using the following assumptions:

Fair Value Assumptions	November 17, 2017
Series A-1 Warrants - issued upon exchange of Series A Warrants	Exchange Date
Aggregate fair value	$1,347,082
Exercise price per share - Series W Warrant	$5.00
Value of common stock	$4.33
Expected term (years)	4.2
Volatility	57%
Risk free rate	2.0%
Dividend yield	0%

Note 11 — Financial Instruments Fair Value Measurements (continued)

Non-recurring Fair Value Measurements

In addition to the Series A and Series A-1 Exchange Offer (March 15, 2018) and the Series A Exchange Offer (November 17, 2017), each as discussed above, the other issue-date and /or date -of-occurrence non-recurring estimated fair values include: in the current year, the Series W Warrants Exchange Offer (April 5, 2018), the Series Z Warrant exercise price adjustment (June 1, 2018), and the UPO Exchange Offer (August 22, 2018); and, in the prior year, the Series A Preferred Stock Units private placement (three months ended March 31, 2017), the Senior Secured Note and Series S Warrants issued in connection with the Note and Security Purchase Agreement between the Company and Scopia Holdings LLC (July 3, 2017); the Series A-1 Preferred Stock Units private placement (August 4, 2017); the Series A-1 Warrants Agreement Amendment No. 1 (October 18, 2017), and the conversion of shares of Series A Convertible Preferred Stock into shares of common stock of the Company (November and December 2017).

See the following Notes herein for further information regarding these non-recurring estimated fair values, including Note 12, Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants; Note 13, Preferred Stock, and, Note 14, Stockholders’ Equity and Common Stock Purchase Warrants.

The recurring and issue-date and /or date -of-occurrence non-recurring estimated fair values utilize the Company’s common stock price along with certain Level 3 inputs, as discussed below, in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models.

The recurring and non-recurring estimated fair values presented herein are subjective and are affected by changes in inputs to the valuation models /analyses, including the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the Company’s common stock price and probabilities associated with the likelihood and timing of future dilutive transactions. Changes in these assumptions can materially affect the estimated fair values.

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

The Senior Secured Note bears interest at a fixed annual rate of 15.0%, with interest payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing December 30, 2017 (“15% interest expense”). The Company may elect, at its sole discretion, to defer payment of up to 50% of each of the semi-annual 15% interest expense due, with such deferred amount added to the outstanding interest-bearing principal balance of the Senior Secured Note. In this regard, the Senior Secured Note principal balance is $5,383,112 and $5,188,542, as of September 30, 2018 and December 31, 2017, respectively, with each such principal amount comprised of the initial principal of $5.0 million and the total deferred semi-annual interest.

The Senior Secured Note and the Series S Warrants are freestanding financial instruments, as the Series S Warrants were immediately legally detachable from the Senior Secured Note and were immediately exercisable. The Series-S Warrants are equity classified in the unaudited condensed consolidated balance sheet. See Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a further discussion of the Series S Warrants.

The $4,842,577 of cash proceeds, which were net of the Lender’s issue costs, have been allocated to the Senior Secured Note and the Series S Warrants based on their respective relative fair value, as discussed below, resulting in an allocation of $1,408,125 to the Senior Secured Note and $3,434,452 to the Series S Warrants, with the resulting difference of $3,591,875 between the Senior Secured Note initial principal amount and the allocated amount accounted for as debt discount, amortized as interest expense over the term of the Senior Secured Note. The Senior Secured Note remaining unamortized debt discount is $2,126,959 as of September 30, 2018 and $3,244,274 as of December 31, 2017.

The Senior Secured Note total interest expense, which is comprised of the 15% interest expense and the amortization of the debt discount, of $707,714 and $1,708,322 in the three and nine months ended September 30, 2018, respectively, and $362,142 in the three and nine months ended September 30, 2017, included amortized debt discount of $505,848 and $1,117,315 in the three and nine months ended September 30, 2018, respectively, and $174,642 in the three and nine months ended September 30, 2017.

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

The Note and Security Purchase Agreement with Scopia contains various customary negative covenants of the Company including restrictions on the Company incurring any additional indebtedness or liens or declaring or paying any dividends, subject to certain exceptions provided for in the Note and Security Purchase Agreement with Scopia, while any amount under the Senior Secured Note remains outstanding. Additionally, the Note and Security Purchase Agreement with Scopia also contains certain affirmative covenants of the Company, including, among others:

●	If the PortIO™ Product obtains initial FDA 510(k) clearance, then, commencing four months after such FDA 510(k) clearance, the Company will use its reasonable best efforts to attempt to sell the PortIO™ Product on commercially reasonable terms for an amount not less than $10.0 million. If the net cash proceeds are $10.0 million or greater from such PortIO™ product sale, and there are no continuing obligations imposed on the Company, which would constitute an undue burden on the Company, resulting from such PortIO™ Product sale transaction, then the Senior Secured Note holders may request the Company to repay the then aggregate remaining unpaid principal balance of the Senior Secured Note. Notwithstanding, as the FDA has indicated the PortIO™ Product will be reviewed for approval and clearance under a regulatory pathway other than a 510(k) clearance, such Note and Securities Purchase Agreement provision is not operative;

●	As noted herein above, the Company’s CEO agreed to the payment of a reduced salary of $4,200 per month for the period July 1, 2017 through January 31, 2018, with such earned but unpaid salary to be paid to the CEO only upon the Senior Secured Note first being repaid-in-full. The earned but unpaid salary has been recognized as an accrued salary expense liability of $145,937 and $125,088 as of September 30, 2018 and December 31, 2017, respectively.

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

Payment of all amounts due and payable under the Senior Secured Note are guaranteed by the Company, and the obligations under the Senior Secured Note are secured by all of the assets of the Company pursuant to the terms of a Note and Guaranty Security Agreement. The Lender may transfer or assign all or any part of the Senior Secured Note to any person with the prior written consent of the Company, provided no consent shall be required from the Company for any transfer to an affiliate of the Lender, or upon the occurrence and during the continuance of an Event of Default, as defined in the Senior Secured Note. Notwithstanding, the Company obtained from Scopia a Waiver Letter regarding the Company’s compliance with both: the “subsidiary guaranty” provision of the Note and Guaranty Security Agreement with respect to the Company’s majority-owned subsidiary Lucid Diagnostics Inc.; and Case Western Reserve University (“CWRU”) having the right, in its sole discretion under the “EsoCheck™ License Agreement”, to require the Company to transfer to CWRU a percentage, varying up to 100%, of the shares of common stock of Lucid Diagnostics Inc. held by PAVmed Inc., if Lucid Diagnostics Inc. does not meet certain milestones listed in the EsoCheck™ License Agreement. See Note 7, Agreements Related to Acquired Intellectual Property Rights, for information regarding the “EsoCheck™ License Agreement”.

The Senior Secured Note had an estimated fair value of $5.1 million as of September 30, 2018 and $4.6 million as of December 31. 2017. The Senior Secured Note issue-date fair value of $4.1 million was estimated using a discounted cash flow analysis with a required rate of return of 25.5%, with such rate of return determined through a synthetic credit rating analysis involving a comparison of market yields on publicly-traded secured corporate debentures with characteristics similar to those of the Senior Secured Note. The Series S Warrants issue-date fair value of $10.0 million was estimated using a Black-Scholes valuation model using the following assumptions:

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

As of September 30, 2018, 1,048,288 shares of Series B Convertible Preferred Stock (classified in permanent equity) were issued and outstanding, as discussed below, and as of December 31, 2017, there were 249,667 shares of Series A Convertible Preferred Stock (classified in temporary equity), and 357,259 shares of Series A-1 Convertible Preferred Stock (classified in permanent equity), were each issued and outstanding. As discussed below, as of December 31, 2017, there were no shares of Series B Convertible Preferred Stock issued and outstanding, and as of September 30, 2018, there were no shares of Series A Convertible Preferred Stock nor Series A-1 Convertible Preferred Stock issued and outstanding.

Previously, a total of 422,838 shares of Series A Convertible Preferred Stock and 422,838 Series A Warrants were issued in the “Series A Preferred Stock Units private placement” on the three separate close dates in the three months ended March 31, 2017; and, 125,000 shares of Series A-1 Convertible Preferred Stock and 125,000 Series A-1 Warrants were issued in the “Series A-1 Preferred Stock Units private placement” on the August 4, 2017 close date - as each such Preferred Stock Units private placement transaction is discussed herein below.

On November 17, 2017, the “Series A Exchange Offer” was completed, wherein, 1.5 shares of Series A-1 Convertible Preferred Stock were issued-upon-exchange of one share of Series A Convertible Preferred Stock, and one Series A-1 Warrant was issued-upon-exchange of one Series A Warrant, with such exchanges referred to as the “Series A Exchange Offer” and the “November 17, 2017 Exchange Date”. The Series A Exchange Offer was offered to all 28 holders and accepted by 13 holders of the Series A Convertible Preferred Stock and Warrants. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the November 17, 2017 Series A Exchange Offer.

On the November 17, 2017 Exchange Date, a total of 232,259 shares of Series A-1 Convertible Preferred Stock were issued-upon-exchange of 154,837 shares of Series A Convertible Preferred Stock and a total of 154,837 Series A-1 Warrants were issued-upon-exchange of 154,837 Series A Warrants. Additionally, in November and December 2017, a total of 18,334 shares of Series A Convertible Preferred Stock were converted into a total of 22,093 shares of common stock of the Company.

As of December 31, 2017, there were 249,667 shares of Series A Convertible Preferred Stock (classified in temporary equity), 357,259 shares of Series A-1 Convertible Preferred Stock (classified in permanent equity), 268,001 Series A Warrants, and 279,837 Series A-1 Warrants, each issued and outstanding.

On March 15, 2018, the “Series A and Series A-1 Exchange Offer” was completed, wherein, with respect to Series A Convertible Preferred Stock and Series A Warrants, two shares of Series B Convertible Preferred Stock were issued-upon-exchange of one share of Series A Convertible Preferred Stock, and five Series Z Warrants were issued-upon-exchange of one Series A Warrant; and, additionally, with respect to Series A-1 Convertible Preferred Stock and Series A-1 Warrants, 1.33 shares of Series B Convertible Preferred Stock were issued-upon-exchange of one share of Series A-1 Convertible Preferred Stock, and five Series Z Warrants were issued-upon-exchange of one Series A-1 Warrant. Collectively, such exchanges are referred to as the “Series A and Series A-1 Exchange Offer” and the “March 15, 2018 Exchange Date”. The Series A and Series A-1 Exchange Offer was offered to and accepted by all holders of the Series A Convertible Preferred Stock and Warrants and the Series A-1 Convertible Preferred Stock and Warrants. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the March 15, 2018 Series A and Series A-1 Exchange Offer.

On the March 15, 2018 Exchange Date: (i) a total of 975,568 shares of Series B Convertible Preferred Stock were issued-upon-exchange, including 499,334 shares of Series B Convertible Preferred Stock issued-upon-exchange of 249,667 shares of Series A Convertible Preferred Stock and 476,234 shares of Series B Convertible Preferred Stock issued-upon-exchange of 357,259 shares of Series A-1 Convertible Preferred Stock; and, (ii) a total of 2,739,190 Series Z Warrants were issued-upon-exchange, including 1,340,005 Series Z Warrants issued-upon-exchange of 268,001 Series A Warrants and 1,399,185 Series Z Warrants issued-upon-exchange of 279,837 Series A-1 Warrants.

As a result of the Series A and Series A-1 Exchange Offer, as of the March 15, 2018 Exchange Date, there were no issued and outstanding shares of Series A Convertible Preferred Stock and Series A Warrants, nor shares of Series A-1 Convertible Preferred Stock and Series A-1 Warrants, as each were fully exchanged-upon-issue of shares of Series B Convertible Preferred Stock and Series Z Warrants, respectively. Additionally, each of the corresponding Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability were each fully extinguished-upon-exchange as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding each such derivative liability.

Note 13 — Preferred Stock (continued)

Series B Convertible Preferred Stock

As discussed above, as of September 30, 2018, 1,048,288 shares of Series B Convertible Preferred Stock (classified in permanent equity) were issued and outstanding, including: 975,568 shares issued-upon-exchange in the March 15, 2018 Exchange Offer, as such exchange offer is discussed herein above, 33,325 shares of Series B Convertible Preferred Stock converted into a corresponding number of shares of common stock of the Company in July 2018, at the holders discretion, and 106,045 shares issued in settlement of the Series B Convertible Preferred Stock July 1, 2018 dividend payout, as discussed below.

The Series B Convertible Preferred Stock has a par value of $0.001 per share, no voting rights, a stated value of $3.00 per share, and is immediately convertible upon its issuance. At the holders’ election, a share of Series B Convertible Preferred Stock is convertible into a number of shares of common stock of the Company at a common stock conversion exchange factor equal to a numerator of $3.00 and a denominator of $3.00, with each such numerator and denominator not subject to further adjustment, except for the effect of stock dividends, stock splits or similar events affecting the Company’s common stock. The Series B Convertible Preferred Stock shall not be redeemed for cash and under no circumstances shall the Company be required to net cash settle the Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is equity-classified and the initial 975,568 shares issued-upon-exchange were measured at estimated fair value on the March 15, 2018 Exchange Date. See Note 11, Financial Instruments Fair Value Measurements, for a discussion of the issue date estimated fair value of the Series B Convertible Preferred Stock.

The Series B Convertible Preferred Stock provides for dividends at a rate of 8% per annum based on the $3.00 per share stated value of the Series B Convertible Preferred Stock, with such dividends compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s board of directors. The Series B Convertible Preferred Stock dividends from April 1, 2018 through October 1, 2021 are payable-in-kind (“PIK”) in additional shares of Series B Convertible Preferred Stock. The dividends may be settled after October 1, 2021, at the option of the Company, through any combination of the issuance of additional Series B Convertible Preferred Stock, shares of common stock, and /or cash payment. The Series B Convertible Preferred Stock dividends are included in the calculation of basic and diluted net loss attributable to PAVmed Inc. common stockholders as applicable for each of the periods presented.

In August 2018, the Company’s board of directors declared a Series B Convertible Preferred Stock dividend payment dated July 1, 2018 of earned but unpaid dividends as of June 30, 2018 of $318,023, with such dividend payment settled by the issue of an additional 106,045 shares of Series B Convertible Preferred Stock in accordance with the PAVmed Inc. Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock Certificate of Designation”).

The Series B Convertible Preferred Stock dividend payment dated July 1, 2018 of earned but unpaid dividends as of June 30, 2018 of $318,023 was inclusive of $243,994 of total dividends related to the previously held and exchanged Series A and Series A-1 Convertible Preferred Stock, each earned through the March 15, 2018 Exchange Date, and, upon-exchange were transferred to the respective holders’ Series B Convertible Preferred Stock dividend balances.

As of September 30, 2018, Series B Convertible Preferred Stock dividends of $64,897 were cumulatively earned, unpaid, accumulated, and in arrears, as the Company’s board of directors had not declared such dividends payable as of September 30, 2018, and, therefore, were not recognized as a dividend payable liability in the accompanying unaudited condensed consolidated balance sheet. Subsequently, in November 2018, the Company’s board of directors declared a Series B Convertible Preferred Stock dividend payment dated October 1, 2018 of earned but unpaid dividends as of September 30, 2018 of $64,897 to be settled by the issue of an additional 21,653 shares of Series B Convertible Preferred Stock in accordance with the Series B Convertible Preferred Stock Certificate of Designation.

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

At the election of their respective holder, a share of Series A Convertible Preferred Stock was convertible into a number of shares of common stock of the Company at a prescribed common stock exchange factor, and, a Series A Warrant is exercisable for one share of common stock of the Company, or may be exchanged for four Series X Warrants, with each such Series X Warrant exercisable for one share of common stock of the Company. See Note 14, Stockholders Equity and Common Stock Purchase Warrants, for further information with respect to the Series A Warrants, and the Series X Warrants.

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

Note 13 — Preferred Stock (continued)

Series A Convertible Preferred Stock

As discussed above, as of December 31, 2017, there were 249,667 shares of Series A Convertible Preferred Stock issued and outstanding, and, as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, there were no issued and outstanding shares of Series A Convertible Preferred Stock, and the corresponding Series A Convertible Preferred Stock conversion option derivative liability was fully extinguished-upon-exchange for the Series B Convertible Preferred Stock. See above for further information regarding the Series B Convertible Preferred Stock issued-upon-exchange of the Series A Convertible Preferred Stock, and, see Note 11, Financial Instruments Fair Value Measurements, for further detail regarding both the March 15, 2018 Series A and Series A-1 Exchange Offer and the November 17, 2017 Series A Exchange Offer.

The Series A Convertible Preferred Stock, classified in temporary equity in the unaudited condensed consolidated balance sheet, had a par value of $0.001 per share, no voting rights, a stated value of $6.00 per share, and became convertible on May 21, 2017 upon stockholder approval of the Series A Preferred Stock Units private placement, with such approval obtained in accordance with Nasdaq Stock Market Rule 5635(d). The Series A Convertible Preferred Stock has a carrying value of $0 resulting from the issuance date initial fair values of the Series A Warrant derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability being in excess of the Series A Preferred Stock Units private placement issuance gross proceeds, with such excess recognized as a current period loss in the unaudited condensed consolidated statement of operations, as discussed above.

At the holders’ election, a share of Series A Convertible Preferred Stock was convertible into a number of shares of common stock of the Company at a common stock conversion exchange factor equal to a (fixed) numerator of $6.00 and a denominator subject to further adjustment by a prescribed formula should any subsequent issuances by the Company of common stock, or securities convertible into common stock, be at a price lower than such denominator immediately prior to such new issuance. Previously, at issuance, the Series A Convertible Preferred Stock common stock conversion exchange factor denominator was initially $6.00, and was subsequently adjusted to $5.00 upon the issuance of the Series S Warrants on July 3, 2017, then to $4.99 upon the issuance of the Series A-1 Preferred Stock Units on August 4, 2017, and then to $4.97 upon the issuance of Series A-1 Convertible Preferred Stock and Series A-1 Warrants on the November 17, 2017 Exchange Date of the Series A Exchange Offer.

Conversion of Series A Convertible Preferred Stock

At the election of their respective holders, in November 2017, 8,334 shares of Series A Convertible Preferred Stock were converted into 10,021 shares of common stock of the Company, and in December 2017, 10,000 shares of Series A Convertible Preferred Stock were converted into 12,072 shares of common stock of the Company. The Series A Convertible Preferred Stock conversion option derivative liability fair value was adjusted as of each respective conversion date, with the resulting change in fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations, and immediately thereafter, the corresponding Series A Convertible Preferred Stock conversion option derivative liability was derecognized, with a corresponding recognition of common stock par value and additional paid-in capital with respect to the resulting issue of shares of common stock of the Company, summarized as follows:

Conversion
Dates Aggregated
Series A Convertible Preferred Stock Converted to Shares of Common Stock of the Company November and December 2017
Shares of Series A Convertible Preferred Stock converted to common stock of the Company	18,334
Shares of common stock issued upon conversion of Series A Convertible Preferred Stock	22,093
Fair Value - Series A Convertible Preferred Stock conversion option derivative liability derecognized	$27,335
Common stock issued - par value	$22
Common stock issued - additional paid-in capital	$27,313

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

In August 2018, the Company’s board of directors declared a Series A Convertible Preferred Stock dividend payment dated July 1, 2018 of earned but unpaid dividends totaling $7,099 with respect to the shares of Series A Convertible Preferred Stock previously converted in November and December 2017, as discussed above. The Series A Convertible Preferred Stock dividends were settled with cash payments. See below for a further discussion of the Series A Convertible Preferred Stock dividends.

Note 13 — Preferred Stock (continued)

Series A Convertible Preferred Stock

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

The Series A Convertible Preferred Stock provided for dividends at a rate of 8% per annum based on the $6.00 per share stated value of the Series A Convertible Preferred Stock, with such dividends compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s board of directors. The Series A Convertible Preferred Stock dividends from April 1, 2017 through April 1, 2021 were payable-in-kind (“PIK”) in additional shares of Series A Convertible Preferred Stock. Upon the closing of the Series A and Series A-1 Exchange Offer on the March 15, 2018 Exchange Date, cumulative aggregate earned, unpaid, and undeclared Series A Convertible Preferred Stock dividends of $139,058 were transferred to the respective holders’ Series B Convertible Preferred Stock dividend balances, with such balance transferred inclusive of $26,487 earned for the period January 1, 2018 through the March 15, 2018 Exchange Date. In the prior year period, Series A Convertible Preferred Stock dividends of $52,299 and $130,010 for the three and nine months ended September 30, 2017, respectively, were earned and undeclared. The Series A Convertible Preferred Stock dividends for each respective period were earned, unpaid, accumulated, and in arrears, as the Company’s board of directors had not declared such dividends payable, and, therefore, such dividends are were recognized as a dividend payable liability in the unaudited condensed consolidated balance sheet until declared by the Company’s board of directors. Notwithstanding, the Series A Convertible Preferred Stock dividends earned and undeclared for the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, are included in the calculation of basic and diluted net loss attributable to PAVmed Inc. common stockholders for each respective period.

In the event of a Deemed Liquidation Event, as defined in the Certificate of Designation of Preferences, Rights, and Limitations of the Series A Convertible Preferred Stock, the Series A Convertible Preferred Stock can become redeemable at the election of at least two-thirds of holders of the then number of issued and outstanding Series A Convertible Preferred Stock, if the Company fails to effect a dissolution of the Company under the Delaware General Corporation Law within ninety (90) days after such Deemed Liquidation Event. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company or a Deemed Liquidation Event, as defined, the holders of the Series A Convertible Preferred Stock then outstanding are entitled to be paid out the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of the common stock of the Company, an amount per share equal to the greater of (i) the stated value, plus any dividends accrued but unpaid, or (ii) such amount per share as would have been payable had all the shares of Series A Convertible Preferred Stock been converted into shares of common stock of the Company prior to such liquidation, dissolution, winding up, or Deemed Liquidation Event, as defined. As the Deemed Liquidation Event, as defined, is a contingent event, the Series A Convertible Preferred Stock is classified outside of stockholders’ equity in temporary (“mezzanine”) equity. Further, as the Series A Convertible Preferred Stock is not currently redeemable and redemption is not probable, as a Deemed Liquidation Event, as defined, has not occurred and is not probable, the Series A Convertible Preferred Stock will not be measured at fair value until such time as a redemption trigger occurs which causes redemption to be probable.

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

At the election of their respective holder, a share of Series A-1 Convertible Preferred Stock was convertible into one share of common stock of the Company at a prescribed common stock exchange factor, and, a Series A-1 Warrant is exercisable for one share of common stock of the Company or may be exchanged for four Series X-1 Warrants or five Series W Warrants, with each such warrant exercisable for one share of common stock of the Company - each as more fully described herein below.

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

Additionally, the Series A-1 Amendment No. 1 removed the requirement for the Company to file an initial registration statement within sixty days of the Series A-1 Close Date. Further, on December 29, 2017, the Series A-1 Convertible Preferred Stock holders unanimously approved Amendment No.2 to Series A-1 Preferred Stock Units private placement transaction documents (“Series A-1 Amendment No. 2), wherein, the due date for an effective registration statement was changed to 210 days from 150 days of the August 4, 2017 close date of the Series A-1 Preferred Stock Units private placement. See Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for further information with respect to the modification expense recognized in connection with the Series A-1 Warrant Agreement Amendment No.1 and for a discussion of the Series X-1 Warrants or Series W Warrants issued upon exchange of a Series A-1 Warrant.

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

	Series A-1
Fair Value Assumptions - Issue Date	Convertible Preferred Stock	Series A-1 Warrants
Allocated fair value	$189,550	$310,450
Series A-1 Convertible Preferred Stock /Series A-1 Warrants	125,000	125,000
Value of common stock	$2.98	2.98
Common stock conversion factor numerator	$4.00	N/A
Common stock conversion factor denominator	$4.00	N/A
Exercise price per share - Series X Warrants	N/A	$6.00
Required rate of return	27.0%	N/A
Expected term (years)	6.74	6.74
Volatility	52%	52%
Risk free rate	2.0%	2.0%
Dividend yield	0%	0%

Note 13 — Preferred Stock (continued)

Series A-1 Convertible Preferred Stock

As discussed above, as of December 31, 2017, there were 357,259 shares of Series A-1 Convertible Preferred Stock issued and outstanding, and, as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, there were no issued and outstanding shares of Series A-1 Convertible Preferred Stock. See above for further information regarding the Series B Convertible Preferred Stock issued-upon-exchange of the Series A-1 Convertible Preferred Stock, and, see Note 11, Financial Instruments Fair Value Measurements, for further detail regarding both the March 15, 2018 Series A and Series A-1 Exchange Offer and the November 17, 2017 Series A Exchange Offer.

The Series A-1 Convertible Preferred Stock was classified in permanent equity in the unaudited condensed consolidated balance sheet, had a par value of $0.001 per share, no voting rights, a stated value of $4.00 per share, and was immediately convertible upon its issuance. At the holders’ election, a share of Series A Convertible Preferred Stock was convertible into one share of common stock of the Company at a common stock conversion exchange factor equal to a (fixed) numerator of $4.00 and a denominator of $4.00, with such denominator not subject to further adjustment, except for the effect of stock dividends, stock splits or similar events affecting the Company’s common stock. The Series A-1 Convertible Preferred Stock was not be redeemed for cash and under no circumstances shall the Company be required to net cash settle the Series A-1 Convertible Preferred Stock.

As discussed above, the Series A-1 Preferred Stock Units private placement cash proceeds allocated to the Series A-1 Convertible Preferred Stock of $189,550 resulted in an effective conversion price below the issue-date fair value of the underlying shares of common stock of the Company, resulting in a $182,500 beneficial conversion feature, which was accounted for as an implied discount on the Series A-1 Convertible Preferred Stock. The Series A-1 Convertible Preferred Stock does not have a stated redemption date and was immediately convertible upon issuance, resulting in the full accretion of the beneficial conversion feature as a deemed dividend paid to the Series A-1 Convertible Preferred Stock on the August 4, 2017 issue date, with such deemed dividend included as a component of net loss attributable to attributable to common stockholders.

The Series A-1 Convertible Preferred Stock provided for dividends at a rate of 8% per annum on the $4.00 per share stated value of the Series A-1 Convertible Preferred Stock, with such dividends compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s board of directors. The Series A-1 Convertible Preferred Stock dividends from October 1, 2017 through October 1, 2021 were payable-in-kind (“PIK”) in additional shares of Series A-1 Convertible Preferred Stock. Upon the closing of the Series A and Series A-1 Exchange Offer on the March 15, 2018 Exchange Date, cumulative aggregate earned, unpaid, and undeclared Series A-1 Convertible Preferred Stock dividends of $104,936 were transferred to the respective holders’ Series B Convertible Preferred Stock dividend balances, with such balance transferred inclusive of $25,148 earned for the period January 1, 2018 through the March 15, 2018 Exchange Date. In the prior year period, Series A-1 Convertible Preferred Stock dividends of $6,196 for the three and nine months ended September 30, 2017 were earned and undeclared. The Series A-1 Convertible Preferred Stock dividends for each respective period were earned, unpaid, accumulated, and in arrears, as the Company’s board of directors had not declared such dividends payable, and, therefore, such dividends were not recognized as a dividend payable liability in the unaudited condensed consolidated balance sheet until declared by the Company’s board of directors. Notwithstanding, the Series A-1 Convertible Preferred Stock dividends earned and undeclared for the nine months ended September 30, 2018, the three and nine months ended September 30, 2017, are included in the calculation of basic and diluted net loss attributable to PAVmed Inc. common stockholders for each respective period.

Note 14 — Stockholders’ Equity and Common Stock Purchase Warrants

Common Stock

The Company was authorized to issue up to 50.0 million shares of common stock as of September 30, 2018, and, upon stockholder approval, up to 75.0 million shares of common stock as of October 1, 2018, with a par value of $0.001 per share. As of September 30, 2018 and December 31, 2017, there were 26,542,979 and 14,551,234 shares of common stock issued and outstanding, respectively, summarized as follows:

Shares of
Common Stock
Issued and outstanding as of December 31, 2017	14,551,234
Issue - equity subscription rights offering	9,000,000
Issue - underwritten public offering	2,649,818
Exercises of Series W Warrants	34,345
Exercises of Series S Warrants	274,257
Conversion of Series B Convertible Preferred Stock	33,325
Issued and outstanding as of September 30, 2018	26,542,979

Issued and outstanding as of December 31, 2016	13,330,811
Exercises of Series W Warrants	12,250
Exercises of Series S Warrants	1,186,080
Conversion of Series A Convertible Preferred Stock	22,093
Issued and outstanding as of December 31, 2017	14,551,234

●	The Company completed an equity subscription rights offering on the June 7, 2018 expiration date of the equity subscription period, with such transaction having a June 12, 2018 close date - referred to herein as the “June 12, 2018 Equity Subscription Rights Offering” - and was completed under a registration statement on Form S-1 (File No. 333-222581), declared effective by the SEC on May 23, 2018.

The June 12, 2018 Equity Subscription Rights Offering involved the Company distributing one non-transferable equity subscription for each of the 17,509,654 issued and outstanding shares of common stock of the Company, as of the record date of May 21, 2018, subject-to the acceptance by the Company of a maximum of 9,000,000 fully-paid equity subscriptions tendered as of the June 7, 2018 expiration date of the equity subscription period. The equity subscription provided for the purchase of a common stock unit at a $1.15 per unit, with each such unit comprised of one share of common stock of the Company and one Series Z Warrant, and immediately separated upon issue into its underlying components.

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

●	In January 2018, the Company conducted an underwritten public offering resulting in the issue of a total of 2,649,818 shares of common stock of the Company pursuant to its previously filed and effective shelf registration statement on SEC Form S-3 (File No. 333-220549), declared effective October 6, 2017, along with a corresponding prospectus supplement dated January 19, 2018. On January 19, 2018, the Company entered into an underwriting agreement with Dawson James Securities, Inc., as sole underwriter, under which the company agreed to issue to the underwriter at $1.80 per share, 2,415,278 shares of common stock on a firm commitment basis and up to an additional 362,292 shares solely to cover underwriter over-allotments, if any, at the option of the underwriter, exercisable within 45 calendar days from January 19, 2018. The Company issued the 2,415,278 shares on January 23, 2018, and on January 25, 2018, issued 234,540 shares of common stock, under the underwriter’s over-allotment, resulting in cash proceeds, net of the underwriter’s discount of $4,388,099, before offering costs of $113,438.

●	On February 8, 2018, the Company issued at total 34,345 shares of common stock from the exercise of a corresponding number of Series W Warrants, at temporary exercise price of $2.00 per share, resulting in $68,690 of cash proceeds, before offering costs of $50,520. See herein below for a discussion of the “Series W Warrants Offer-to-Exercise”.

●	In March 2018, 274,257 shares of common stock of the Company were issued, resulting from a corresponding number of Series S Warrants exercised for $2,743 of cash proceeds.

●	In July 2018, 33,325 shares of common stock of the Company were issued upon the conversion of a corresponding number of shares of Series B Convertible Preferred Stock.

Note 14 — Stockholders’ Equity and Common Stock Purchase Warrants (continued)

Common Stock (continued)

●	In October 2017, 532,000 shares of common stock of the Company were issued, resulting from a corresponding number of Series S Warrants exercised for $5,320 of cash proceeds; in November 2017, 122,080 shares of common stock of the Company were issued, resulting from the cashless exercise of 122,360 Series S Warrants; and, in November 2017, 532,000 shares of common stock of the Company were issued, resulting from a corresponding number of Series S Warrants exercised for $5,320 of cash proceeds.

●	In March and September 2017, 400 shares and 11,850 shares of common stock of the Company were issued, resulting from a corresponding number of Series W Warrants exercised for $2,000 and $59,250 of cash proceeds, respectively.

●	In November and December 2017, 10,021 and 12,072 shares of common stock of the Company were issued upon the conversion of 8,334 and 10,000 shares of Series A Convertible Preferred Stock, respectively.

Common Stock Purchase Warrants

The following table summarizes outstanding warrants to purchase common stock of the Company at the dates indicated:

	Common Stock Purchase Warrants Issued and Outstanding at
	September 30, 2018	Weighted Average Exercise Price /Share	December 31, 2017	Weighted Average Exercise Price	Expiration Date
Equity classified warrants
Series Z Warrants	16,815,039	$1.60	—	$—	April 2024
UPO - Series Z Warrants	53,000	$1.60	—	$—	January 2022
Series W Warrants	381,818	$5.00	10,567,845	$5.00	January 2022
UPO - Series W Warrants	—	$—	53,000	$5.00	January 2022
Series S Warrants	1,199,383	$0.01	1,473,640	$0.01	June 2032
Series A-1 Warrants	—	$—	279,837	$6.67	April 2024

Liability classified warrants
Series A Warrants	—	$—	268,001	$6.61	April 2024

Total	18,449,240	$1.57	12,642,323	$4.49

Series Z Warrants

There were 16,815,039 Series Z Warrants issued and outstanding as of September 30, 2018, including: the initial issue of 2,739,190 Series Z Warrants on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, as such exchange offer is discussed above; the issue of 5,075,849 Series Z Warrants on the April 5, 2018 Exchange Date of the “Series W Warrants Exchange Offer”, as such exchange offer is discussed below; and the issue of 9,000,000 Series Z Warrants on the June 12, 2018 close date of the Equity Subscription Rights Offering, as such offering is discussed above.

Upon issue, a Series Z Warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $1.60 per share, effective June 1, 2018. The Series Z Warrant exercise price was initially $3.00 per share through May 31, 2018, and then $1.60 per share effective June 1, 2018, wherein, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2018, upon completion of the period-of-notice to the then-current Series Z Warrant holders. See herein below for further information with respect to the modification expense recognized in connection with the Series Z Warrant exercise price adjustment. The Series Z Warrant $1.60 exercise price is not subject-to further adjustment, unless by action of the PAVmed Inc board of directors, or the effect of stock dividends, stock splits or similar events affecting the common stock of the Company. Under no circumstances will the Company be required to net cash settle the Series Z Warrants, nor to pay any liquidated damages in lieu of delivery of shares of common stock of the Company resulting from a failure to satisfy any obligations under the Series Z Warrant, and, the Series Z Warrants expire after the close of business on April 30, 2024, if not earlier redeemed by the Company, as discussed below.

Note 14 — Stockholders’ Equity and Common Stock Purchase Warrants (continued)

Common Stock Purchase Warrants (continued)

Series Z Warrants (continued)

Commencing on May 1, 2019, the Company may redeem the outstanding Series Z Warrants, at the Company’s option, in whole or in part, at a price of $0.01 per Series Z Warrant at any time while the Series Z Warrants are exercisable, upon a minimum of 30 days’ prior written notice of redemption, if, and only if, the volume weighted average closing price of the common stock of the Company equals or exceeds $9.00 (subject to adjustment) for any 20 out of 30 consecutive trading days ending three business days before the Company issues its notice of redemption, and provided the average daily trading volume in the common stock of the Company during such 30-day period is at least 20,000 shares per day; and if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such Series Z Warrants.

As noted above, on April 5, 2018, a total of 5,075,849 Series Z Warrants were issued-upon-exchange of 10,151,682 Series W Warrants, referred to as the “Series W Warrants Exchange Offer” and the “April 5, 2018 Exchange Date”. In this regard, pursuant to an offer-to-exchange letter dated February 20, 2018, as included in a Tender Offer Statement on Schedule TO filed with the SEC on February 20, 2018, wherein, the Company offered to issue one Series Z Warrant in exchange for two Series W Warrants. Such Series W Warrants Exchange Offer commenced on February 20, 2018 and had April 2, 2018 expiration date. The Series W Warrants Offer-to-Exchange was completed after expiration of the guaranteed delivery period on April 5, 2018.

The Series Z Warrant exercise price adjustment to $1.60 per share from $3.00 per share, as discussed above, resulted in the recognition of a modification expense on the June 1, 2018 effective date of the Series Z Warrant exercise price adjustment, under the analogous guidance with respect to stock option modification under FASB ASC Topic 718, Stock-Based Compensation (ASC 718), wherein an exchange of warrants is deemed to be a modification of the initial warrant agreement by the replacement with a revised warrant agreement, requiring the incremental fair value, measured as the difference between the fair value immediately after the modification as compared to the fair value immediately before the modification, to the extent an increase, recognized as a modification expense. In this regard, the Series Z Warrant June 1, 2018 exercise price adjustment resulted in the recognition of a current period modification expense of $1,140,995 included in other income (expense) in the unaudited condensed consolidated statement of operations, with a corresponding increase to additional paid-in capital in the unaudited condensed consolidated balance sheet,. The modification expense incremental estimated fair value was estimated using a Black-Scholes valuation model, using the following assumptions:

Fair Value Assumptions - June 1, 2018	Immediately After	Immediately Before
Series Z Warrant Exercise Price Adjustment	Modification	Modification
Calculated aggregate estimated fair value	$3,477,692	$2,336,697
Series Z Warrants - issued and outstanding - June 1, 2018	7,815,039	7,815,039
Value of common stock per share	$1.00	$1.00
Exercise price per share - Series Z Warrant	$1.60	$3.00
Expected term - years	5.9	5.9
Volatility	58%	58%
Risk free interest rate	2.8%	2.8%
Dividend yield	0%	0%

Additionally, the Series Z Warrants issued in both the Series A and Series A-1 Exchange Offer on March 15, 2018 and the Series W Warrants Exchange Offer on April 5, 2018, as each exchange offer is discussed above, were issued under the (original) “Series Z Warrant Agreement”. The Company’s board of directors approved Amendment No. 1 to the original Series Z Warrant Agreement, resulting in the “Amended and Restated Series Z Warrant Agreement”, dated June 8, 2018, referred to as the Amended Series Z Warrant Agreement. The principal provisions of the Series Z Warrant Agreement Amendment No. 1, include among other items: to provide for a “late delivery fee” for shares issued outside of the “standard delivery period”, including delivery of shares upon Series Z Warrant exercise for open market or other purchase transactions - i.e. “buy-in fee”, with each such payment, if any, in addition to and not in lieu of delivery of shares, and, to provide for a standard provision (“plain vanilla”) in the event the Company engages in a “Fundamental Transaction”, as defined, wherein the Series Z Warrant may participate pari passu with common stockholders in the consideration paid by an acquiror for the Company’s shares, with such payment, if any, made by the acquiring entity and not paid by the Company as issuer. The Series Z Warrant Agreement Amendment No. 1, was evaluated under the analogous guidance with respect to stock option modification under FASB ASC 718, as discussed above, but did not result in the recognition of a modification expense as there was no incremental increase in the estimated fair value as described above.

Note 14 — Stockholders’ Equity and Common Stock Purchase Warrants (continued)

Common Stock Purchase Warrants (continued)

Series W Warrants

There were 381,818 and 10,567,845 Series W Warrants issued and outstanding as of September 30, 2018 and December 31, 2017, respectively. The Series W Warrants have an exercise price of $5.00 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock of the Company, and became exercisable on October 28, 2016 and expire on January 29, 2022, or earlier upon redemption by the Company, as discussed below. Under no circumstances will the Company be required to net cash settle the Series W Warrants, nor to pay any liquidated damages resulting from a failure to satisfy any obligations under the Series W Warrant.

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

The Series W Warrant Exchange Offer, as discussed above, resulted in the recognition of a modification expense on the April 5, 2018 Exchange Date, under the analogous guidance with respect to stock option modification under FASB ASC 718, as described above with respect to the “Series Z Warrant June 1, 2018 exercise price adjustment”. In this regard, the Series W Warrants exchanged-upon-issue of the Series Z Warrants resulted in the recognition of a current period modification expense of $766,456 included in other income (expense) in the unaudited condensed consolidated statement of operations, with a corresponding increase to additional paid-in capital, resulting from the incremental estimated fair value of the consideration given of $3,304,377 of the 5,075,849 Series Z Warrants issued-upon-exchange as compared of the $2,537,921 estimated fair value of the 10,151,682 Series W Warrants extinguished-upon-exchange. The April 5, 2018 Exchange Date estimated fair values of each of the Series Z Warrants and Series W Warrants noted above, were each computed using the Black-Scholes option pricing model, using the following assumptions:

Fair Value Assumptions	Series Z	Series W
April 5, 2018 Exchange Date	Warrants	Warrants
Calculated aggregate estimated fair value	$3,304,377	$2,537,921
Series Z Warrants issued-upon-exchange	5,075,849	—
Series W Warrants extinguished-upon-exchange		10,151,682
Value of common stock	$1.66	$1.66
Exercise price per share	$3.00	$5.00
Expected term (years)	2.7	3.8
Volatility	55%	55%
Risk free rate	2.7%	2.5%
Dividend yield	0%	0%

On January 11, 2018, the Company filed with the SEC a Tender Offer Statement on Schedule TO offering Series W Warrants holders a temporary exercise price of $2.00 per share, with such offer having an expiry of February 8, 2018, referred to as the “Series W Warrants Offer-to-Exercise”. As of the February 8, 2018 expiry date, a total of 34,345 Series W Warrants were exercised at the temporary exercise of $2.00 per share, resulting in $68,690 of cash proceeds, before offering costs of $50,520.

In March 2017 and September 2017, 400 and 11,850 Series W Warrants were exercised for cash proceeds of $2,000 and $59,250, respectively, resulting in the issuances of a corresponding number of shares of common stock of the Company.

Commencing April 28, 2017, the Company may redeem the outstanding Series W Warrants (other than those outstanding prior to the IPO held by the Company’s management, founders, and members thereof, but including the warrants held by the initial investors), at the Company’s option, in whole or in part, at a price of $0.01 per warrant: at any time while the warrants are exercisable; upon a minimum of 30 days’ prior written notice of redemption; if, and only if, the volume weighted average price of the Company’s common stock equals or exceeds $10.00 (subject-to adjustment) for any 20 consecutive trading days ending three business days before the Company issues its notice of redemption, and provided the average daily trading volume in the stock is at least 20,000 shares per day; and, if, and only if, there is a current registration statement in effect with respect to the shares of common stock of the Company underlying such warrants. The right to exercise will be forfeited unless the IPO Warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of an IPO Warrant will have no further rights except to receive the redemption price for such holder’s IPO Warrant upon surrender of such warrant.

Note 14 — Stockholders’ Equity and Common Stock Purchase Warrants (continued)

Common Stock Purchase Warrants (continued)

Series S Warrants

Previously, under the Note and Security Purchase Agreement with Scopia, the Company issued a total of 2,660,000 Series S Warrants to Scopia and its designees, which were immediately exercisable upon issuance and each may be exercised for one share of common stock of the Company at an exercise price of $0.01 per share, with such exercise price not subject to further adjustment, except for the effect of stock dividends, stock splits or similar events affecting the common stock of the Company, and may be exercised for cash or on a cashless basis. Under no circumstances will the Company be required to net cash settle the Series S Warrants, nor to pay any liquidated damages resulting from a failure to satisfy any obligations under the Series S Warrant. Any Series S Warrants outstanding on the June 30, 2032 expiration date will be automatically exercised on a cashless basis.

There were 1,199,383 and 1,473,640 Series S Warrants issued and outstanding as of September 30, 2018 and December 31, 2017, respectively. In March 2018, a total of 274,257 Series S Warrants exercised for $2,743 of cash proceeds, resulting in the issue of a corresponding number of a shares of common stock of the Company. In each of October 2017 and November 2017, 532,000 (or a total of 1,064,000) Series S Warrants were exercised for total cash proceeds of $10,640, resulting in the issuance of a corresponding number of shares of common stock of the Company, and in November 2017, a total of 122,360 Series S Warrants were exercised on a cashless basis, resulting in the issuance of a total of 122,080 shares of common stock of the Company.

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

Note 14 — Stockholders’ Equity and Common Stock Purchase Warrants (continued)

Common Stock Purchase Warrants (continued)

Series A-1 Warrants

As of September 30, 2018 and December 31, 2017, there were zero and 279,837 Series A-1 Warrants issued and outstanding, respectively.

Previously, the initial issue of 125,000 Series A-1 Warrants occurred in connection with the close of the “Series A-1 Preferred Stock Units private placement” on August 4, 2018, as discussed above. The November 17, 2017 Series A Exchange Offer resulted in 154,837 Series A-1 Warrants issued-upon-exchange of 154,837 Series A Warrants. As of December 31, 2017, there were 279,837 Series A-1 Warrants issued and outstanding. The Series A and Series A-1 Exchange Offer resulted in the 279,837 Series A-1 Warrants being exchanged-upon-issue of 1,399,185 Series Z Warrants. Accordingly, as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, there we no Series A-1 Warrants issued and outstanding. See above for further information regarding the Series Z Warrant. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the March 15, 2018 Series A and Series A-1 Exchange Offer and the November 17, 2017 Series A Exchange Offer.

The Series A-1 Warrants were immediately exercisable upon issuance and expire after the close of business on April 30, 2024, and each may be exercised for one share of common stock of the Company at an exercise price of $6.67 per share, with such exercise price not subject to further adjustment, except for the effect of stock dividends, stock splits or similar events affecting the common stock of the Company. Additionally, through April 30, 2024, each Series A-1 Warrant, at the option of the holder, may be exchanged into either five Series W Warrants of four Series X-1 Warrants. The Series W Warrants or Series X-1 Warrants issued upon the exchange of a Series A-1 Warrant are discussed below. No Series A-1 Warrants had been exchanged for Series W Warrants nor Series X-1 Warrants as of the Series A and Series A-1 Exchange Offer March 15, 2018 Exchange Date and December 31, 2017.

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

As discussed in Note 13, Preferred Stock, the Series A-1 Warrant Agreement Amendment No.1 provided for a Series A-1 Warrant to be exchanged for four Series X-1 Warrants, or additionally, exchanged for five Series W Warrants. The Series X-1 Warrants replaced the previous election to exchange one Series A-1 Warrant for four Series X Warrants. Notwithstanding, the Series X-1 Warrants are substantively equivalent to the Series X Warrants with respect to material contractual terms and conditions, including the same $6.00 per share exercise price, and dates of exercisability and expiry.

The Series A-1 Warrant Agreement Amendment No.1, as discussed in Note 13, Preferred Stock, resulted in a current period recognition of a modification expense on the Amendment No. 1 October 17, 2017 effective date, under the analogous guidance with respect to stock option modification under FASB ASC 718, as described above with respect to the “Series Z Warrant June 1, 2018 exercise price adjustment”. In this regard, the Series A-1 Warrant Agreement Amendment No.1 resulted in the recognition of a modification expense of $222,000 included in other income (expense) in the unaudited condensed consolidated statement of operations, with a corresponding increase to additional paid-in capital in the unaudited condensed consolidated balance sheet. The modification expense incremental estimated fair value was estimated using a Black-Scholes valuation model, assuming the exchange of one Series A-1 Warrant for five Series W Warrants after the Series A-1 Warrant modification, as compared to an exchange of one Series A-1 Warrant for four Series X Warrants before such modification, using the following assumptions:

	Series A-1 Amendment No. 1
	Series A-1 Warrants Modification
	Fair Value - October 18, 2017
Fair Value Assumptions - October 18, 2017	Immediately After	Immediately Before
Series A-1 Warrant Agreement - Amendment No. 1	Modification	Modification
Calculated aggregate estimated fair value	$1,531,000	$1,309,000
Series A-1 Warrants - issued and outstanding - October 18, 2017	125,000	125,000
Value of common stock per share	$5.40	$5.40
Exercise price per share - Series W Warrant	$5.00	$—
Exercise price per share - Series X Warrant	$—	$6.00
Expected term - years	4.3	6.5
Volatility	55%	52%
Risk free interest rate	1.9%	2.1%
Dividend yield	0%	0%

Note 14 — Stockholders’ Equity and Common Stock Purchase Warrants (continued)

Common Stock Purchase Warrants (continued)

Series A Warrants

As of September 30, 2018 and December 31, 2017, there were zero and 268,001 Series A Warrants issued and outstanding, respectively.

Previously, a total of 422,838 Series A Warrants were issued in the Series A Preferred Stock private placement in the three months ended March 31, 2017, as discussed herein above. The November 17, 2017 Series A Exchange Offer resulted in 154,837 Series A Warrants exchanged-upon-issue of 154,837 Series A-1 Warrants. As of December 31, 2017, there were 268,001 Series A Warrants issued and outstanding. The Series A and Series A-1 Exchange Offer resulted in 268,001 Series A Warrants being exchanged-upon-issue of 1,340,005 Series Z Warrants. Accordingly, as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, there were no Series A Warrants issued and outstanding. See above for further information regarding the Series Z Warrant. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the March 15, 2018 Series A and Series A-1 Exchange Offer and the November 17, 2017 Series A Exchange Offer.

The Series A Warrants became exercisable on May 21, 2017 upon stockholder approval of the Series A Preferred Stock Units private placement, with such approval obtained in accordance with Nasdaq Stock Market Rule 5635(d) and expire after the close of business on April 30, 2024. The Series A Warrants are not subject to redemption.

The Series A Warrants were exercisable for one share of common stock of the Company at an exercise price of $6.61 per share, subject-to adjustment. In this regard, the Series A Warrant exercise price, initially $8.00 per share, was subject to further reduction by a prescribed formula on a weighted average basis in the event the Company issues common stock, options, or convertible securities at a price lower than the exercise price of Series A Warrants immediately prior to such securities issuance.

Additionally, through April 30, 2024, each Series A Warrant, at the election of the holder, could be exchanged for four Series X Warrants, with such warrants exercisable for one share of common stock of the Company at $6.00 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock of the Company. The Series X Warrants were exercisable commencing on the first trading day following October 31, 2018 and would have expired April 30, 2024.

The Series A Warrants are accounted for as a derivative liability under FASB ASC 815, as, along with other provisions, the conversion price is subject to potential adjustment resulting from future financing transactions, under certain conditions. The Series A Warrant was classified as a current liability in the unaudited condensed consolidated balance sheet, initially measured at its issue-date fair value, with such fair value subsequently remeasured at each reporting period, with the resulting fair value adjustment recognized as other income or expense in the unaudited condensed consolidated statement of operations. See Note 11, Financial Instruments Fair Value Measurements, and Note 13, Preferred Stock, for further detail regarding the Series A Warrants derivative liability.

Note 14 — Stockholders’ Equity and Common Stock Purchase Warrants (continued)

Unit Purchase Options

Previously, on the April 28, 2016 closing date of the Company’s IPO, a total of 53,000 unit purchase options were issued to the IPO selling agents, with each such unit purchase option issued on April 28, 2016 referred to as a “UPO-W”. The UPO-W, with an exercise price of $5.50 per unit, could have been exercised to purchase the same unit issued in the Company’s IPO, with such unit comprised of one share of common stock of the Company and one Series W Warrant to purchase one share of common stock of the Company at an exercise price of $5.00 per share, along with the other provisions of the Series W Warrant as discussed above. The UPO-W had a January 29, 2021 expiration date. The issue of the UPO-W to the IPO selling agents was recognized as an offering cost of the Company’s IPO, with an estimated fair value of $105,100, determined using a Black-Scholes option pricing model with the following assumptions: fair value of the underlying unit of $5.00, expected volatility of 50%, risk free rate of 1.28%, remaining contractual term of 4.6 years, and a dividend yield of 0%.

On August 22, 2018, the “UPO Exchange Offer” was completed, wherein, 53,000 “UPO-Z” were issued-upon-exchange of all the previously issued and outstanding 53,000 UPO-W. The UPO-Z, with an exercise price of $5.50 per unit, may be exercised to purchase a unit comprised of one share of common stock of the Company and one Series Z Warrant to purchase one share of common stock of the Company at an exercise price of $1.60 per share, along with the other provisions of the Series Z Warrant as discussed above. The UPO-Z has a January 29, 2021 expiration date.

The UPO Exchange Offer resulted in the recognition of a modification expense under the analogous guidance with respect to stock option modification under FASB ASC 718, as described above with respect to the “June 1, 2018 Series Z Warrant exercise price adjustment”. In this regard, the UPO-Z issued-upon-exchange of the UPO-W resulted in the recognition of a modification expense of $2,120 included in other income (expense) in the unaudited condensed consolidated statement of operations, with a corresponding increase to additional paid-in capital in the unaudited condensed consolidated balance sheet, resulting from the incremental estimated fair value of the consideration given of $3,180 of the 53,000 UPO-Z issued-upon-exchange as compared to the estimated fair value of $1,060 of the 53,000 UPO-W extinguished-upon-exchange. The August 22, 2018 estimated fair values of each of the UPO-Z and UPO-W were each computed using the Black-Scholes option pricing model, using the following assumptions:

Fair Value Assumptions
August 22, 2018 UPO Exchange Offer Exchange Date	UPO-Z	UPO-W
Calculated aggregate estimated fair value	$3,180	$1,060
UPO-Z issued-upon-exchange /UPO-W extinguished-upon-exchange	53,000	53,000
Value of common stock	$1.38	$1.38
Value of Series Z Warrant /Series W Warrants	$0.53	$0.05
Exercise price per unit - UPO-Z /UPO-W	$5.50	$5.50
Expected term (years)	2.4	2.4
Volatility	42%	42%
Risk free rate	2.6%	2.6%
Dividend yield	0%	0%

Registration Statement - Form S-3 - File No. 333-227718

The Company has filed with the SEC an effective registration statement on Form S-3 (File No. 333-227718), declared effective on October 17, 2018, which registers for resale (i) the 257,776 shares of common stock of the Company underlying the Series W Warrants privately issued prior to the Company’s IPO, (ii) the 4,638,818 shares of common stock of the Company underlying the Series Z Warrants privately issued prior to the Company’s IPO, (iii) the 53,000 shares of common stock of the Company underlying the UPOs issued to the selling agent and its designees in connection with the Company’s IPO, the 53,000 Series Z Warrants underlying the UPOs and the 53,000 shares of common stock of the Company issuable upon exercise of the Series Z Warrants underlying the UPOs, (iv) the 2,739,190 shares of common stock of the Company underlying the Series Z Warrants privately issued-upon-exchange of each of the Series A Warrants and Series A-1 Warrants, and (v) the 2,659,720 shares of common stock of the Company issued or issuable upon exercise of the Series S Warrants. The registration statement also registers the initial issuance by the Company of 124,042 shares of common stock of the Company upon exercise of publicly held Series W Warrants and 437,031 shares of common stock of the Company upon exercise of publicly held Series Z Warrants, as well as all of the shares of common stock of the Company underlying the Series W Warrants and Series Z Warrants listed in clauses (i) to (iv) of the preceding sentence to the extent such Series W Warrants and Series Z Warrants are publicly transferred prior to their exercise.

Note 14 — Stockholders’ Equity and Common Stock Purchase Warrants (continued)

Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity for the periods indicated is as follows:

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2018	2018
NCI - equity (deficit) - beginning of period	$(72,054)	$—
Investment in majority-owned subsidiary	—	1,812
Payment of share Subscription Receivable	943	—
Net loss attributable to NCI	(32,431)	(113,631)
Increase in additional paid-in capital of Lucid Diagnostics Inc. resulting from stock-based compensation recognized under the Lucid Diagnostics Inc 2018 Equity Plan	12,973	21,250
NCI - equity (deficit) - end of period	$(90,569)	$(90,569)

The noncontrolling interest presented above is with respect to Lucid Diagnostics Inc., a majority-owned subsidiary of the Company - i.e. PAVmed Inc. Lucid Diagnostics Inc. was incorporated in the State of Delaware on May 8, 2018, and on May 12, 2018, under a share Subscription Agreement between Lucid Diagnostics Inc. and each of the respective common stock purchasers, Lucid Diagnostics Inc. issued a total of 10 million shares of its common stock for a purchase price of $0.001 per share, including: the issue of 8,187,499 shares to PAVmed Inc.; the issue of 943,464 shares to Case Western Reserve University (“CWRU”); and, the issue of 289,679 shares to each of the three individual physician inventors of the “EsoCheck™ Technology”. As of September 30, 2018, Lucid Diagnostics Inc. has received payment-in-full of each of the respective purchasers’ share Subscription Agreement, including from CWRU in the three months ended September 30, 2018. See Note 7, Agreements Related to Acquired Intellectual Property Rights, for a discussion of the “EsoCheck™ Technology” and the corresponding “EsoCheck™ License Agreement” between Lucid Diagnostics Inc. and CWRU.

As of September 30, 2018, there were 10.0 million shares of common stock of Lucid Diagnostics Inc. issued and outstanding, of which the Company (PAVmed Inc) holds a 81.875% majority-interest ownership and has a controlling financial interest, with the remaining 18.125% minority-interest ownership held by Case Western Reserve University (CWRU) and each of the three physician inventors of the “EsoCheck™ Technology”. Accordingly, Lucid Diagnostics Inc. is a fully-consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the unaudited condensed consolidated balance sheet as of September 30, 2018, along with the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations in each of the three and nine months ended September 30, 2018. As Lucid Diagnostics Inc. was incorporated on May 8, 2018, there is no such NCI in the corresponding prior year periods.

The stock-based compensation expense recognized in the unaudited condensed consolidated financial statements includes: $5,329 and $8,962 during the three and nine months ended September 30, 2018, respectively, recognized by Lucid Diagnostics Inc. with respect to stock options granted under the PAVmed Inc. 2014 Equity Plan to non-employees providing services to Lucid Diagnostics Inc., and $12,973 and $21,250 during the three and nine months ended September 30, 2018, respectively, recognized by Lucid Diagnostics Inc. with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan to non-employees providing services to Lucid Diagnostics Inc. - with each such stock based compensation expense classified in research and development expense in the three and nine months ended September 30, 2018. There was no such Lucid Diagnostics Inc. stock-based compensation expense recognized for the corresponding prior year periods. See Note 10, Stock-Based Compensation, for further information with respect to the PAVmed Inc. 2014 Equity Plan, the Lucid Diagnostics Inc. 2018 Equity Plan, and the corresponding stock-based compensation expense recognized by the Company.

Note 15 —Loss Per Share

The following table sets forth each of: “Net loss per share - attributable to PAVmed Inc. - basic and diluted” and “Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted” - for the respective periods indicated, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator
Net loss - as reported, before noncontrolling interest	$(3,278,658)	$(5,129,318)	$(11,250,567)	$(10,389,113)
Net loss attributable to noncontrolling interest	32,431	—	113,631	—
Net loss - as reported, attributable to PAVmed Inc.	(3,246,227)	(5,129,318)	(11,136,936)	(10,389,113)

Convertible Preferred Stock dividends(1):
Series B	(64,897)	—	(138,926)	—
Series A-1	—	(6,196)	(25,148)	(6,196)
Series A	—	(52,299)	(26,487)	(130,010)

Series A and Series A-1 Exchange Offer - March 15, 2018 - deemed dividend - incremental fair value - Series B Convertible Preferred Stock issued-upon-exchange of Series A Convertible Preferred Stock	—	—	(726,531)	—

Series A and Series A-1 Exchange Offer - March 15, 2018 - increase to additional paid-in capital - incremental fair value - Series B Convertible Preferred Stock issued-upon-exchange of Series A-1 Convertible Preferred Stock	—	—	199,241	—

Deemed dividend Series A-1 Convertible Preferred Stock	—	(182,500)	—	(182,500)

Net loss attributable to PAVmed Inc. common stockholders	$(3,311,124)	$(5,370,313)	$(11,854,787)	$(10,707,819)

Denominator
Weighted-average common shares outstanding basic and diluted(2)	26,538,632	13,332,629	20,827,519	13,331,585

Loss per share(3)
Basic and diluted
- Net loss - as reported, attributable to PAVmed Inc.	$(0.12)	$(0.38)	$(0.53)	$(0.78)
- Net loss attributable to PAVmed Inc. common stockholders	$(0.12)	$(0.40)	$(0.57)	$(0.80)

The following common stock equivalents have been excluded from the computation of diluted weighted average shares outstanding as their inclusion would be anti-dilutive:

	September 30,
	2018	2017
Stock Options	3,277,140	1,921,924
Unit purchase options - “UPO-Z” /”UPO-W” - as to shares of common stock(4)	53,000	53,000
Unit purchase options - “UPO-Z” - as to shares underlying Series Z Warrants(4)	53,000	—
Unit purchase options - “UPO-W” - as to shares underlying Series W Warrants(4)	—	53,000
Series Z Warrants(5)	16,815,039	—
Series W Warrants(5)	381,818	10,567,845
Series S Warrants(6)	1,199,383	2,660,000
Series B Convertible Preferred Stock(7)	1,048,288	—
Series A-1 Convertible Preferred Stock(8)	—	125,000
Series A-1 Warrants(8)	—	125,000
Series A Convertible Preferred Stock(9)	—	422,838
Series A Warrants(9)	—	422,838
Total	22,827,668	16,351,445

Note 15 —Loss Per Share (continued)

(1)	The convertible preferred stock dividends are included in the calculation of basic and diluted net loss attributable to PAVmed Inc. common stockholders for each respective periods presented, including: for the current year period - with respect to the Series B Convertible Preferred Stock, from March 16, 2018 to September 30, 2018, and with respect to each of the Series A-1 and Series A Convertible Preferred Stock, from January 1, 2018 to March 15, 2018; and, for the prior year period - with respect to the Series A Convertible Preferred Stock, from each of the respective Series A Preferred Stock Units private placement close dates from January 26, 2017, January 31, 2017, and March 8, 2018 to September 30, 2017; and, with respect to the Series A-1 Convertible Preferred Stock, from the Series A-1 Preferred Stock Units private placement close date from August 4, 2017 to September 30, 2017.

In August 2018, the Company’s board of directors declared a Series B Convertible Preferred Stock dividend payment dated July 1, 2018 of earned but unpaid dividends as of June 30, 2018 of $318,023, with such dividend payment settled by the issue of an additional 106,045 shares of Series B Convertible Preferred Stock in accordance with the PAVmed Inc. Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock Certificate of Designation”).

As of September 30, 2018, Series B Convertible Preferred Stock dividends of $64,897 were cumulatively earned, unpaid, accumulated, and in arrears, as the Company’s board of directors had not declared such dividends payable as of September 30, 2018, and, therefore, were not recognized as a dividend payable liability in the accompanying unaudited condensed consolidated balance sheet. Subsequently, in November 2018, the Company’s board of directors declared a Series B Convertible Preferred Stock dividend payment dated October 1, 2018 of earned but unpaid dividends as of September 30, 2018 of $64,897 to be settled by the issue of an additional 21,653 shares of Series B Convertible Preferred Stock in accordance with the Series B Convertible Preferred Stock Certificate of Designation.

See Note 13, Preferred Stock, for a further discussion of the dividends for each of the respective series of convertible preferred stock.

(2)	Basic weighted-average number of shares of common stock outstanding for the period excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive.

(3)	The Series B Convertible Preferred Stock has the right to receive common stock dividends, and prior to the March 15, 2018 Exchange Date of the Series A and Series A Exchange Offer, holders of the Series A Warrants and the Series A-1 Warrants previously had the right to receive common stock dividends. As such, the Series B Convertible Preferred Stock and the Series A Warrants and Series A-1 Warrants would potentially been considered participating securities under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

(4)	On August 22, 2018, the “UPO Exchange Offer” was completed, wherein, 53,000 “UPO-Z” were issued-upon-exchange of all the previously issued and outstanding 53,000 UPO-W. The UPO-Z may be exercised to purchase a unit comprised of one share of common stock of the Company and one Series Z Warrant; and the UPO-W was exercisable to purchase a unit comprised of one share of common stock of the Company and one Series W Warrant. See Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a discussion of the UPO-Z, UPO-W, and the August 22, 2018 UPO Exchange Offer.

(5)	There were 16,815,039 Series Z Warrants issued and outstanding as of September 30, 2018, including: 2,739,190 Series Z Warrants initially issued on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer discussed herein above; 5,075,849 Series Z Warrants issued on the April 5, 2018 Exchange Date of the “Series W Warrants Exchange Offer” discussed herein above; and 9,000,000 Series Z Warrants issued in the June 12, 2018 Equity Subscription Rights Offering. See Note 14, Stockholders Equity and Common Stock Purchase Warrants, for a further discussion of the Series Z Warrants and the Series W Warrants.

(6)	A total of 2,660,000 Series S Warrants were initially issued on July 3, 2017 in connection with the Note and Security Purchase Agreement with Scopia Holdings LLC. See Note 12, Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants, for a discussion of the Note and Security Purchase Agreement with Scopia Holdings LLC, and Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a discussion of the Series S Warrants.

(7)	The 1,048,288 shares of Series B Convertible Preferred Stock issued and outstanding as of September 30, 2018, if converted at the election of the holder, would result in a corresponding number of additional outstanding shares of common stock of the Company. See Note 13, Preferred Stock, for a further discussion of the Series B Convertible Preferred Stock common stock conversion election.

Note 15 —Loss Per Share (continued)

(8)	As of September 30, 2018, there were no shares of Series A-1 Convertible Preferred Stock nor Series A-1 Warrants issued and outstanding, as a result of being exchanged-upon-issue on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer. As of September 30, 2017, the 125,000 shares of Series A-1 Convertible Preferred Stock issued and outstanding, if-converted, would have resulted in the issue of 125,000 shares of common stock of the Company, resulting from a common stock conversion factor equal to a numerator of $4.00 and a $4.00 denominator. See Note 11, Financial Instruments Fair Value Measurements, for a discussion of the March 15, 2018 Series A and Series A-1 Exchange Offer, Note 13, Preferred Stock, for a discussion of the Series A-1 Preferred Stock Units private placement on August 4, 2017 and the Series A-1 Convertible Preferred Stock, and Note 14, Common Stock and Common Stock Purchase Warrants, for a discussion of the Series A-1 Warrants.

(9)	As of September 30, 2018, there were no shares of Series A Convertible Preferred Stock nor Series A Warrants issued and outstanding, as a result of being exchanged-upon-issue on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer. As of September 30, 2017, the 422,838 shares of Series A Convertible Preferred Stock issued and outstanding, if-converted, would have resulted in the issue of 508,422 shares of common stock of the Company, resulting from a common stock conversion factor equal to a numerator of $6.00 and a $4.99 denominator. See Note 11, Financial Instruments Fair Value Measurements, for a discussion of the March 15, 2018 Series A and Series A-1 Exchange Offer, Note 13, Preferred Stock, for a discussion of the Series A Preferred Stock Units private placement in the three months ended March 31, 2017 and the Series A Convertible Preferred Stock, and Note 14, Common Stock and Common Stock Purchase Warrants, for a discussion of the Series A Warrants.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following discussion and analyses of our consolidated financial condition and results of operations, contains forward-looking statements. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, our estimates regarding expenses, future revenue, capital and operating expenditure requirements and needs for additional financing, our business strategy and plans and the objectives of management for future operations, and any statement of assumptions underlying or relating to the foregoing, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We may not actually achieve the plans, intentions, and /or expectations disclosed in our forward-looking statements, and you should not rely on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations expressed or implied in the forward-looking statements we make. Factors which may cause such differences include, but are not limited to:

●	our limited operating history;
●	our financial performance, including our ability to generate revenue;
●	our ability to obtain regulatory approval for commercialization of our products;
●	the ability of our products to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our reliance upon additional financings to fund ongoing operating losses;
●	our ability to obtain additional financing;
●	our ability to sustain status as a going concern;
●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions;
●	our ability to manage growth and integrate acquired operations;
●	the liquidity and trading of our securities;
●	our regulatory or operational risks;
●	our status as an “emerging growth company” (“ECG”) under the JOBS Act; and,
●	the risks and uncertainties set forth in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2017.

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

Overview

PAVmed Inc. (“PAVmed” or “the Company”) - a highly-differentiated multi-product medical device company - is organized to advance a broad pipeline of innovative medical technologies to address unmet clinical needs and possess attractive market opportunities to commercialization. Our goal is to enhance and accelerate value creation by employing a business model focused on capital efficiency and speed to market.

Since our inception on June 26, 2014, our activities have focused on advancing the lead products in our pipeline towards regulatory approval and commercialization, protecting our intellectual property, and strengthening our corporate infrastructure and management team. As resources permit, we will continue to explore internal and external innovations that fulfill our project selection criteria without limiting ourselves to any target specialty or condition.

Overview (continued)

Our multiple products are in various phases of development and have yet to receive regulatory approval. We have filed final nonprovisional patent applications for each of CarpX™ and PortIO™, and have obtained licenses for “DisappEAR™” from Tufts University and a group of academic centers, and for the “EsoCheck™ Technology” from Case Western Reserve University. We have recently hired a Chief Commercial Officer to further develop and implement our commercialization strategy in the United States and commercialization partnerships worldwide. The following is a brief overview of our lead products under development, including CarpX™, PortIO™, EsoCheck™, DisappEAR™, and NextFlo™.

CarpX™

Our CarpX™ product under development is intended to be a minimally invasive device to treat carpal tunnel syndrome (“CTS”). We believe CarpX™ will allow the physician to relieve the compression on the median nerve without an open incision or the need for endoscopic or other imaging equipment. With respect to CarpX™:

We have advanced, in partnership with our design and contract manufacturing partners, our CarpX™ product from concept to working prototypes, completed successful benchtop and cadaver testing confirming the device consistently cuts the transverse carpal ligament, as well as commercial design and development, and performed pre-submission verification and validation testing.

On November 27, 2017, we filed a 510(k) premarket notification submission with the Federal Food and Drug Administration (“FDA”) for CarpX™ using a commercially available carpel tunnel release device as a predicate. We have retained FDA legal counsel to assist with the resubmission process and any appeals.

The FDA was in receipt on July 24, 2018 of our response to FDA (“July 24, 2018 FDA Response”) requests-for-information regarding non-clinical support for our previous 510(k) premarket notification submission filed with FDA on November 27, 2017.

The July 24, 2018 FDA Response included results from an animal study, which documented the device’s bipolar electrode design results in minimal spread of thermal energy – less than one-millimeter thermal injury by pathologic analysis - and no increase in tissue temperatures except directly over the cutting electrodes.

The July 24, 2018 FDA Response also included additional physician usability testing, wherein each of the hand surgeons successfully performed the CarpX procedure multiple times in cadavers.

On August 22, 2018 we were notified by the lead FDA branch reviewing the CarpX 510(k) submission it had not reached a consensus with the consulting branch within the review period allotted under the FDA’s rules and regulations. Accordingly, the lead branch recommended we take the appropriate steps to extend the review process through resubmission of the 510(k) application following an in-person pre-submission meeting. Securing a date for a pre-submission meeting required submission of a complete pre-submission package which has been done and the FDA has responded with a recommended meeting date for early January 2019.

We are actively preparing for an approved for a first-in-man clinical trial outside of the United States and we are preparing to submit CarpX™ for CE Mark clearance in Europe.

PortIO™

Our PortIO™ implantable intraosseous vascular access device is being developed for up to seven days of continuous use. The intraosseous route, which is well established, provides a means for infusing fluids, medications and other substances directly into the bone marrow cavity which communicates with the central venous circulation via nutrient and emissary veins. With respect to PortIO™:

We have advanced, in partnership with our design and contract manufacturing partners, our PortIO™ product from concept to working prototypes, benchtop, animal, and cadaver testing, commercial design and development, verification and validation testing.

We are pursuing a FDA clearance for use in patients with a need for vascular access up to seven days, under “de novo classification” of section 513(f)2 of the Federal Food, Drug and Cosmetic Act. The broader “seven days” clearance is being pursued in discussion with FDA vis-à-vis our previous initial submission to the FDA for 510(k) market clearance for use in patients only requiring 24-hour emergency type vascular access.

We have filed the de novo pre-submission package with the FDA, which was followed by an in-person meeting on January 9, 2018 to discuss the risk assessment and proposed mitigation for the de novo application. In consultation with FDA, and FDA recommendation, we successfully completed a pilot animal study which showed excellent function of the device over the seven-day implant period and on explant, and a seven-day GLP animal study has been scheduled for the end of November 2018. Additionally, we have accelerated our strategic partnership efforts to include the pre-clearance phase in support of an anticipated human clinical safety trial.

Overview (continued)

EsoCheck™ Technology

In May 2018, our majority-owned subsidiary, Lucid Diagnostics Inc., entered into the “EsoCheck™ License Agreement” with Case Western Reserve University (“CWRU”) for the worldwide intellectual property rights to the “EsoCheck™ Technology”.

The “EsoCheck™ Technology” - intended for use to detect “Barrett’s Esophagus”, which is the primary precursor to esophageal cancer - includes the proprietary technologies of two distinct components - the “EsoCheck™ Cell Collection Device™”, also referred to as the “EsoCheck™ CCD™” - and the proprietary “EsoCheck™ DNA Biomarkers, also referred to as the “EsoCheck™ DX™”.

The incidence of esophageal adenocarcinoma (EAC), the most common cancer of the esophagus, has quadrupled over the past 30 years. Its prognosis, however, remains dismal, with less than 20% of patients surviving five years. We are pursuing the development of the EsoCheck™ Technology to provide the estimated 50 million at-risk patients a non-invasive, less costly test to detect Barrett’s Esophagus, so as to enable treatment of esophageal cancer at an early stage.

In a five-minute office-based test, the patient swallows the EsoCheck™ Cell Collection Device™, a vitamin-sized silicone-covered capsule containing a small inflatable balloon attached to a thin catheter, which swabs the target area for cell collection as the catheter is withdrawn. The collected cell sample can then be tested against a panel of the proprietary EsoCheck™ DNA Biomarkers recently shown to be highly accurate in detecting Barrett’s Esophagus.

The primary cause of the EAC form of esophageal cancer is Gastroesophageal Reflux Disease (GERD), commonly known as chronic heartburn or acid reflux, wherein stomach acid refluxes into the esophagus. GERD affects 20-40% of Western adult populations, according to published epidemiological data. The repeated exposure to stomach acid can lead to pre-cancerous changes in the esophagus lining, a condition known as “Barrett’s Esophagus” (“BE”). Nearly all patients diagnosed with EAC have evidence of previously undetected BE. If detected before the EAC esophagus cancer develops, BE can be successfully treated, usually with non-surgical approaches. Heartburn symptoms, commonly seen in patients with acid reflux with or without BE, can easily be treated with over-the counter medications, while endoscopy, the current standard-of-care diagnostic test, is expensive, invasive, and requires sedation. As a result, wide screening for Barrett’s Esophagus is not practical or cost-effective.

The proprietary EsoCheck™ DNA Biomarkers were developed by the laboratory of the EsoCheck™ Technology co-inventor Sanford D. Markowitz, M.D., PhD. In an article published in the periodical Science Translational Medicine, clinical data showed DNA methylation of the VIM and CCNA1 genes is diagnostic of Barrett’s Esophagus and the EsoCheck™ Technology was over 90% accurate at identifying patients without Barrett’s Esophagus. Another of the EsoCheck™ Technology physician co-inventors, Dr. Joseph E. Willis, M.D., is leading an ongoing National Institutes of Health (“NIH”) supported effort to create a CLIA-certified VIM/CCNA1 DNA methylation test suitable for commercialization.

The Lucid Diagnostics Inc. EsoCheck™ Technology is progressing through a two-phase regulatory and commercialization strategy which seeks to maximize the long-term commercial opportunity while providing near-term commercial milestones, including:

The first phase of our EsoCheck™ Technology regulatory and commercialization strategy is to launch initial commercial EsoCheck™ Cell Collection Device™ products in the first half of 2019. In this regard, our current expectation is to submit to FDA an EsoCheck™ Cell Collection Device™ a 510(k) clearance application before year-end 2018. The EsoCheck™ DNA Biomarker - i.e. the methylated DNA biomarker - test is undergoing a battery of tests to secure CLIA certification which will allow it to be marketed under a Laboratory Developed Test (LDT) designation without further regulatory review. In anticipation of these milestones we have engaged a leading consulting firm with expertise in securing reimbursement for LDT’s and we have begun the process to apply for EsoCheck™ Technology related codes through the AMA’s Proprietary Laboratory Analysis (PLA) process.

The second phase of our EsoCheck™ Technology regulatory and commercialization strategy seeks a specific indication for widespread Barrett’s Esophagus screening through the FDA’s PMA medical device pathway, based on existing American College of Gastroenterology (ACG) guidelines, which recommend BE screening of up 20 million GERD patients. This effort is already underway including an ongoing NIH funded clinical trial at eight leading medical centers which has enrolled over 100 patients comparing the EsoCheck™ Technology, including the EsoCheck™ Cell Collection Device™, with endoscopy. We have engaged consulting professionals to advance this second phase of the EsoCheck™ Technology regulatory and commercialization strategy which we anticipate will culminate in a PMA pre-submission meeting with FDA in early 2019.

Overview (continued)

DisappEAR™

Our DisappEAR™ product is an antimicrobial resorbable pediatric ear tubes based on a proprietary aqueous silk technology. With respect to DisappEAR™:

●	We have advanced the development of our DisappEAR™ product in partnership with our design and contract manufacturing partners and our academic partners at Tufts University and Harvard Medical School. Our efforts have focused on sourcing commercially ready aqueous silk and optimizing manufacturing processes consistent with the necessary cost of good for the commercial product. Preparations are underway to begin an animal study to assess resorption rates of DisappEAR™, which we are now able to machine from solid silk rods.

NextFlo™

Our NextFlo™ product is being developed as a highly-accurate intravenous infusion system with a new concept of variable flow resistors, whereby the variable resistor does not have to be mechanically-linked to the infusion drive mechanism. We believe this technology will permit hospitals to return to gravity-driven infusions and eliminate expensive and troublesome electronic pumps for most of the over 1 million hospital infusions performed in the U.S. each day. With respect to NextFlo™

We have advanced the design and development of the NextFlo™ device, including a redesign which dramatically simplifies the product, lowers the projected cost of goods and expands its application to routine inpatient infusion sets, resulting in a proof of concept. We have completed benchtop testing of a working prototype demonstrating constant flows across the range of pressures encountered in clinical situations..

Other Products

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

We are evaluating a number of product opportunities and intellectual property covering a spectrum of clinical conditions, which have been presented to us by clinician innovators and academic medical centers, for consideration of a partnership to develop and commercialize these products; we are also exploring opportunities to partner with larger medical device companies to commercialize our lead products as they move towards regulatory clearance and commercialization. In this regard, we remain actively engaged with our full-service regulatory consulting partner and who is working closely with our contract design, engineering and manufacturing partners as our products advance towards regulatory submission, clearance, and commercialization.

We are exploring other opportunities to grow our business and enhance shareholder value through the acquisition of pre-commercial or commercial stage products and /or companies with potential strategic corporate and commercial synergies consistent with our growth strategy.

Trademarks

We - inclusive of PAVmed Inc. and /or Lucid Diagnostics Inc. - have proprietary rights to the trademarks used herein, including, among others, PAVmed™, Lucid Diagnostics™, Caldus™, CarpX™, DisappEAR™, EsoCheck™, NextCath™, NextFlo™, PortIO™, and “Innovating at the Speed of Life” ™, among others. Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of “™” and /or “®”, however, the absence of such marks is not intended to indicate, in any way, each of PAVmed Inc. and /or Lucid Diagnostics Inc. will not assert, to the fullest extent possible under applicable law, its rights or the rights to such trademarks and trade names.

Recent Developments

Lucid Diagnostics Inc. EsoCheck™ License Agreement with Case Western Reserve University

As discussed herein above, on May 12, 2018, Lucid Diagnostics Inc., a majority-owned subsidiary of PAVmed Inc., entered into the EsoCheck™ License Agreement with CWRU, for the exclusive worldwide license of the intellectual property rights of the proprietary “EsoCheck™ Technology”, which includes the proprietary technologies of two distinct components - the “EsoCheck™ Cell Collection Device™”, also referred to as the “EsoCheck™ CCD™”, and the “EsoCheck DNA Biomarkers”, also referred to as the “EsoCheck™ DX™”, each as further described herein above. Lucid Diagnostics Inc, incorporated in the State of Delaware on May 8, 2018, was formed to further develop the EsoCheck™ Technology. Along with PAVmed Inc., the other initial stockholders of Lucid Diagnostics Inc. include CWRU and each of the three individual physician inventors of the EsoCheck™ Technology.

As currently envisioned, Lucid Diagnostics Inc. is intended to function as an autonomous commercial operation under the majority-ownership of PAVmed Inc, including, but not limited to, potentially developing Lucid Diagnostics Inc. specific capital financing, and potentially a separate management team when deemed appropriate. The initial Lucid Diagnostics Inc. board of directors currently consists of Dr. Lishan Aklog, M.D., Chairman of the Board and CEO of PAVmed Inc., Dennis M. McGrath, Executive Vice President and CFO of PAVmed Inc., Dr. James L. Cox, M.D., a member of the PAVmed Inc. board of directors, and, Dr. Sanford D. Markowitz, M.D., one of the three physician inventors of the EsoCheck™ Technology.

See our accompanying unaudited condensed consolidated financial statements, including: Note 7, Agreements Related to Acquired Intellectual Property Rights, for further information regarding the EsoCheck™ License Agreement with CWRU; and Note 12, Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants, for further information regarding the Note and Security Purchase Agreement, and the corresponding agreements thereunder, between PAVmed Inc. and Scopia Holdings LLC.

Recent Developments (continued)

Regulatory

PortIO™

On December 17, 2016, we filed a 510(k) premarket notification submission with the FDA for our first product, the PortIO™ Intraosseous Infusion System relying upon substantial equivalence to a previously approved predicate device with an indication for use for up to 24 hours. The Company engaged with the FDA on the issue of substantial equivalence, including an in-person meeting in July 2017, and had submitted a response based on the FDA’s feedback which included narrower indications and inclusion of a needle in the PortIO™ kit. After further discussion with the FDA, we decided to pursue a broader clearance for use in patients with a need for vascular access up to seven days under section 513(f)2 of the Federal Food, Drug and Cosmetic Act, also referred to as de novo classification. We filed a de novo pre-submission package with the FDA which was followed by an in-person meeting on January 9, 2018 to discuss the risk assessment and proposed mitigation testing for the de novo application.

In consultation with the FDA, and upon the FDA’s recommendation, we successfully completed a pilot animal study which showed excellent function of the device over the seven-day implant period and on explant, and we will be initiating a seven-day animal study scheduled for late November 2018. Additionally, we have accelerated our strategic partnership efforts to include the pre-clearance phase in support of an anticipated human clinical safety trial.

CarpX™

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

On August 22, 2018 we were notified by the FDA lead branch reviewing the CarpX™ 510(k) submission it had not reached a consensus with its consulting branch within the review period allotted under the FDA’s rules and regulations. Accordingly, the lead branch recommended we take the appropriate steps to extend the review process through resubmission of the 510(k) application following an in-person pre-submission meeting. The FDA has recommended such meeting date for early January 2019, upon completing our pre-submission package provided to FDA. We have retained FDA legal counsel to assist with the resubmission process and any appeals.

Additionally, we are preparing to submit for CE Mark clearance in Europe and have been approved for a first-in-man clinical series outside of the United States. We recently, hired a Chief Commercial Officer to further develop and implement our commercialization strategy in the United States and commercialization partnerships worldwide.

Financing

As discussed below under the sub-section captioned Liquidity and Capital Resources, to date, in the current year 2018, we have raised approximately $13.5 million of cash net proceeds, including: in June 2018, we completed an equity subscription rights offering pursuant to our previously filed Form S-1 (File No. 333-222581), whereby shareholders of record exercised the maximum of nine million subscription rights to purchase a unit security which immediately separated upon issue into one share common stock of the Company and one Series Z Warrant, resulting in approximately $10.4 million of gross cash proceeds, before approximately $1.0 million of commissions and fees paid to the dealer-managers, and approximately $0.2 million of offering costs incurred by the Company; and in January 2018, $4.3 million of cash net proceeds resulting from an underwritten public offering of shares of common stock of the Company, pursuant to our previously filed effective shelf registration statement on Form S-3 (File No. 333-220549).

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

We incurred approximately $7.7 million in research and development costs from June 26, 2014 (inception) through September 30, 2018. We plan to incur research and development expenses for the foreseeable future as we continue the development of our products. Our current research and development activities are focused principally on obtaining FDA clearance and initializing commercialization of the lead products in our pipeline, CarpX™ and PortIO™, and preparing the EsoCheckTM Technology for FDA submission, along with advancing our DisappEAR™ and NextFloTM products through their respective development phase, with research and development activities on our other portfolio products commensurate with available capital resources. These planned research and development activities include the following:

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

Financial Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended
	September 30,
	2018	2017
Revenue	$—	$—
Operating expense
General and administrative expenses	1,397,500	1,263,122
Research and development expenses	1,171,324	704,866
Total operating expenses	2,568,824	1,967,988

Loss from operations	(2,568,824)	(1,967,988)

Other income (expense)
Interest expense - Senior Secured Note	(707,714)	(362,142)

Series A and Series A-1 Exchange Offer - March 15, 2018	—	—

Series W Warrants Exchange Offer - April 5, 2018		—

Unit Purchase Options (UPOs) Exchange Offer - August 22, 2018	(2,120)	—

Modification of the Series Z Warrant Agreement	—	—

Loss on Series A Preferred Stock Units issued in a private placement	—	—

Change in estimated fair value - Series A Warrants derivative liability	—	2,215,671

Change in estimated fair value - Series A Convertible Preferred Stock conversion option derivative liability	—	(583,517)

Other income (expense), net	(709,834)	(3,161,330)

Loss before income tax	(3,278,658)	(5,129,318)

Provision for income taxes	—	—

Net loss - before noncontrolling interest	(3,278,658)	(5,129,318)

Add back: Net loss attributable to noncontrolling interest	32,431	—

Net loss - attributable to PAVmed Inc.	(3,246,227)	(5,129,318)

Less: Series B Convertible Preferred Stock dividends	(64,897)	—
Less: Series A-1 Convertible Preferred Stock dividends	—	(6,196)
Less: Series A Convertible Preferred Stock dividends	—	(52,299)

Deemed dividend Series A-1 Convertible Preferred Stock		(182,500)

Series A and Series A-1 Exchange Offer - March 15, 2018 - deemed dividend - incremental fair value - Series B Convertible Preferred Stock issued-upon-exchange of Series A Convertible Preferred Stock	—	—

Series A and Series A-1 Exchange Offer - March 15, 2018 - increase to additional paid-in capital - incremental fair value - Series B Convertible Preferred Stock issued upon exchange of Series A-1 Convertible Preferred Stock	—	—

Net loss attributable to PAVmed Inc. common stockholders	$(3,311,124)	$(5,370,313)

Revenue

As discussed above, to date, we have not generated any revenues from product sales. Our ability to generate product revenue and become profitable depends upon our ability to successfully complete the development and initiate the commercialization of our products.

Financial Results of Operations (continued)

Comparison of the Three Months Ended September 30, 2018 and 2017 (continued)

General and administrative expense

The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017:

	Three Months Ended September 30,
	2018	2017	$ Change	%Change
Compensation and related personnel costs	$424,091	$251,434	$172,657	69%
Stock-based compensation	247,818	241,401	6,417	3%
Outside professional services	502,317	578,952	(76,635)	-13%
Facility related costs	39,702	38,838	864	2%
Board related costs	61,667	79,167	(17,500)	-22%
Other operating costs	121,905	73,330	48,575	66%
Total general and administrative expenses	$1,397,500	$1,263,122	$134,378	11%

General and administrative expenses incurred for the three months ended September 30, 2018 of $1,397,500 increased $134,378 as compared to $1,263,122 incurred for the corresponding prior year period. The increased general and administrative expenses for the current year period resulted principally from increased expenses related to compensation and related personnel costs of $172,657, stock based compensation of $6,417, and other operating expenses of $48,575, which were partially offset by a decrease of in outside professional services of $76,635 and lower board related costs of $17,500.

The increased compensation and related personnel costs expense in the three months ended September 30, 2018 as compared to the corresponding prior year period, resulted from higher salary and benefit expense related to the hiring of additional personnel, as well as annual salary increases effective in the three months ended September 30, 2018.

The stock-based compensation expense classified as general and administrative expense, which includes stock options granted to both employees and non-employees, of $247,818 in the three months ended September 30, 2018, increased $6,417 as compared to the corresponding prior year period, principally due to the recognition of stock-based compensation expense in the current year from stock options granted in 2018 for which there is no such comparable expense in the corresponding prior year, along with stock-based compensation expense recognized in the current year period related to stock options granted in the three months ended December 31, 2017. These increases were partially offset by the decreased stock-based compensation expense related to forfeited stock options of former members of the board of directors who resigned in February 2018, and to lower vesting date estimated fair value of non-employee stock options, resulting principally from lower share prices of the underlying common stock of the Company on the respective vesting dates in the current year as compared to such share prices in the prior year.

The outside professional services expense of $502,317 in the three months ended September 30, 2018 as compared to the corresponding prior year period, decreased by $76,635, principally resulting from decreased expenses of: $146,453 associated with professional fees for legal, accounting, auditing, tax, valuations, and information technology; $18,899 related to investor and public relations; partially offset by higher expenses of: $63,919 related to regulatory matters, and $24,798 related to intellectual property matters. Additionally, outside professional services includes $75,000 of expense incurred in each of the three months ended September 30, 2018 and 2017 with respect to consulting agreements with entities and /or individuals affiliated with certain of our officers and /or former directors, under the HCP/Advisors consulting agreement, with such consulting agreement having an October 31, 2018 expiration date. See our accompanying unaudited condensed consolidated financial statements Note 8, Related Party Transactions, for further information regarding the related party agreements.

The board of director related costs represent fees paid for the services of non-executive members, paid on a quarterly basis. During the three months ended September 30, 2018, there were four non-executive members as compared to six in the corresponding prior year period. The board of director related costs of $61,667 for the three months ended September 30, 2018, decreased by $17,500, as compared to the corresponding prior year period, principally resulting from the resignation of two members in February 2018, which decrease was partially offset by one member’s fee for serving the full three months ended September 30, 2018 as compared to a fee for serving only a portion of the three months in the corresponding prior year period.

The increase in other operating expenses of $48,575 in the three months ended September 30, 2018 as compared to the corresponding prior year period, principally resulted from higher travel and related costs.

Financial Results of Operations (continued)

Comparison of the Three Months Ended September 30, 2018 and 2017 (continued)

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Compensation and related personnel costs	$177,441	$80,257	$97,184	121%
Stock-based compensation	76,655	30,900	45,755	148%
Outside professional services	917,228	593,709	323,519	54%
Total research and development expenses	$1,171,324	$704,866	$466,458	66%

Research and development expenses incurred for the three months ended September 30, 2018 totaled $1,171,324, an increase of $466,458 as compared to $704,666 incurred for the corresponding prior year period. The increase in research and development expenses resulted from increased expenses in compensation and related personnel costs of $97,184, stock-based compensation of $45,755, and outside professional service expenses of $323,519.

The increased compensation and related personnel costs expense of $97,184 in the three months ended September 30, 2018 as compared to the corresponding prior year period, resulted from higher salary expense related to additional personnel, as well as annual salary increases effective in the three months ended September 30, 2018, and accrued expense related to employee relocation costs.

The stock-based compensation expense classified as research and development expense, which includes stock options granted to both employees and non-employees, of $76,655 in the three months ended September 30, 2018 increased $45,755 as compared to the corresponding period in the prior year period, principally due to the recognition of stock-based compensation expense in the current year from stock options granted in 2018 under each of the PAVmed Inc. 2014 Long-Term Incentive Equity Plan (“PAVmed Inc. 2014 Equity Plan”) and the (separate) Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (“Lucid Diagnostics Inc. 2018 Equity Plan”), for which there is no such comparable expense in the corresponding prior year. In this regard, the current year period includes stock-based compensation expense recognized by Lucid Diagnostics Inc., a majority-owned subsidiary of the Company, including $5,329 in the three months ended September 30, 2018 with respect to stock options granted under the PAVmed Inc. 2014 Equity Plan to non-employees providing services to Lucid Diagnostics Inc., and $12,973 in the three month ended September 30, 2018 with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan to non-employees providing services to Lucid Diagnostics Inc. See our unaudited condensed consolidated financial statements Note 10, Stock-Based Compensation, for a further discussion of the stock-based compensation expense recognized for each of the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan.

The outside professional services portion of research and development expense of $917,228 in the three months ended September 30, 2018 is an increase of $323,519 as compared to the corresponding prior year period. The increased outside professional services research and development expense principally resulted from our emphasis of current research and development activities being focused principally on completion of on-going efforts to obtain FDA clearance and initializing commercialization of each of the CarpX™ and PortIO™ products, along with the preparation of the EsoCheck™ Technology for FDA submission, and to continue to advance the development of the DisappEAR™ and the NextFlo™ products, as discussed above under “Overview”.

Financial Results of Operations (continued)

Comparison of the Three Months Ended September 30, 2018 and 2017 (continued)

Other Income and Expense

Interest Expense - Senior Secured Note

We entered into a Note and Security Purchase Agreement with Scopia Holdings LLC (“Scopia or the Lender”), wherein upon Scopia delivering to us approximately $4.8 million in net cash proceeds on July 3, 2017, we issued to Scopia and its designees, a Senior Secured Note with an initial principal of $5.0 million (“Senior Secured Note”), and 2,660,000 Series S Warrants to purchase shares of our common stock. The aggregate remaining unpaid principal balance of the Senior Secured Note, as discussed below, is due on June 30, 2019.

The Senior Secured Note bears interest at a fixed annual rate of 15.0%, with interest payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing December 30, 2017 (“15% interest expense”). The approximate $4.8 million of cash proceeds, which were net of the Lender’s debt issuance costs, were allocated to the Senior Secured Note and the Series S Warrants based on their respective relative estimated fair value, resulting in approximately $3.6 million of debt discount amortized as interest expense over the term of the Senior Secured Note. The Senior Secured Note total interest expense, which includes both the 15% interest expense and the amortization of the debt discount, was $707,714, inclusive of $505,848 of amortized debt discount, in the three months ended September 30, 2018, and $362,142, inclusive of $174,642 of amortized debt discount, in the three months ended September 30, 2017.

We may elect, at our sole discretion, to defer payment of up to 50% of the semi-annual 15% interest expense due, with such deferred payment added to the outstanding interest-bearing principal balance of the Senior Secured Note. In this regard, the Senior Secured Note principal balance is $5,383,112 as of September 30, 2018 and $5,188,542 as of December 31, 2017, with each total principal amount comprised of the initial principal of $5.0 million and the cumulative deferred semi-annual interest payments added to principal as of each respective balance sheet date. The Senior Secured Note remaining unamortized debt discount is $2,126,959 as of September 30, 2018 and $3,244,274 as of December 31, 2017.

See our accompanying unaudited condensed consolidated financial statements Note 12, Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants, for further information regarding the Note and Security Purchase Agreement, and the corresponding Senior Secured Note, between PAVmed Inc. and Scopia Holdings LLC.

Financial Results of Operations (continued)

Comparison of the Three Months Ended September 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Modification Expense - Unit Purchase Option Exchange Offer - August 22, 2018

Previously, on the April 28, 2016 closing date of the Company’s initial public offering (“IPO”), a total of 53,000 unit purchase options were issued to the IPO selling agents, with each such unit purchase option issued on April 28, 2016 referred to as a “UPO-W”. The UPO-W, with an exercise price of $5.50 per unit, could have been exercised to purchase the same unit issued in the Company’s IPO, with such unit comprised of one share of common stock of the Company and one Series W Warrant to purchase one share of common stock of the Company at an exercise price of $5.00 per share. The UPO-W had a January 29, 2021 expiration date.

On August 22, 2018, the “UPO Exchange Offer” was completed, wherein, 53,000 “UPO-Z” were issued-upon-exchange of all the previously issued and outstanding 53,000 UPO-W. The UPO-Z, with an exercise price of $5.50 per unit, may be exercised to purchase a unit comprised of one share of common stock of the Company and one Series Z Warrant to purchase one share of common stock of the Company at an exercise price of $1.60 per share. The UPO-Z has a January 29, 2021 expiration date.

The UPO Exchange Offer resulted in the recognition of a modification expense under the analogous guidance with respect to stock option modification under FASB ASC 718. In this regard, in the three months ended September 30, 2018, the UPO-Z issued-upon-exchange of the UPO-W resulted in the recognition of a modification expense of $2,120 included in other income (expense) in the unaudited condensed consolidated statement of operations, with a corresponding increase to additional paid-in capital in the unaudited condensed consolidated balance sheet, resulting from the incremental estimated fair value of the consideration given of $3,180 of the 53,000 UPO-Z issued-upon-exchange as compared to the estimated fair value of $1,060 of the 53,000 UPO-W extinguished-upon-exchange.

The August 22,2018 Exchange Date estimated fair values of each of the UPO-Z and UPO-W were each computed using the Black-Scholes option pricing model, using the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, estimated volatility in the value of the Company’s common stock, and the respective unit purchase options’ and warrants’ exercise price.

See our unaudited condensed consolidated financial statements Note 14, Stockholders’ Equity and Common Stock Purchase Warrants for a further discussion of the Unit Purchase Options, the “August 22, 2018 Unit Purchase Option Exchange Offer”, and the Series Z Warrants.

Series A Preferred Stock Units Private Placement

Series A Preferred Stock Units were issued in a private placement in an initial closing on January 26, 2017, and subsequent closings on January 31, 2017 and March 8, 2017, resulting in a total of 422,838 Series A Preferred Stock Units issued for aggregate gross proceeds of approximately $2.5 million and net proceeds of approximately $2.2 million, after payment of placement agent fees and closing costs. The Series A Preferred Stock Unit was comprised of one share of Series A Convertible Preferred Stock and one Series A Warrant, which was immediately separable upon issue, and became convertible and exercisable, respectively, on May 21, 2017 upon stockholder approval of the Series A Preferred Stock Units private placement.

The Series A Warrant and the Series A Convertible Preferred Stock conversion option were each determined to be a derivative liability under FASB ASC Topic 815, Derivative and Hedging (ASC 815), as the Series A Convertible Preferred Stock common stock exchange factor denominator and the Series A Warrant exercise price were each subject to potential adjustment resulting from future financing transactions, under certain conditions, along with certain other provisions which may result in required or potential full or partial cash settlement. Through the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, as such exchange offer is discussed below, each of the respective Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability were classified as a current liability in the unaudited condensed consolidated balance sheet, and each were initially measured at estimated fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of the respective derivative liability recognized as other income or expense in the unaudited condensed consolidated statement of operations.

See our unaudited condensed consolidated financial statements - Note 13, Preferred Stock, for further information regarding the Series A Preferred Stock Units private placement and the corresponding Series A Convertible Preferred Stock, and Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a further discussion of the Series A Warrants.

Financial Results of Operations (continued)

Comparison of the Three Months Ended September 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Change in Fair Value of Series A Warrants Derivative Liability and Series A Convertible Preferred Stock Conversion Option Derivative Liability - Three Months Ended September30, 2018

The “Series A and Series A-1 Exchange Offer”, completed on March 15, 2018, was offered to and accepted by all holders of both the Series A Convertible Preferred Stock and Series A Warrants, and the Series A-1 Convertible Preferred Stock and Series A-1 Warrants. As a result of the Series A and Series A-1 Exchange Offer, as of the March 15, 2018 Exchange Date, there were no issued and outstanding shares of Series A Convertible Preferred Stock and Series A Warrants, nor shares of Series A-1 Convertible Preferred Stock and Series A-1 Warrants, as each were fully exchanged-upon-issue of shares of Series B Convertible Preferred Stock and Series Z Warrants, respectively. Additionally, each of the corresponding Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability were each fully extinguished-upon-exchange as of the March 15, 2018 Exchange Date. Accordingly, there was no recognition of income or expense related to the change in estimated fair value of such derivative liabilities in the three months ended September 30, 2018.

See our unaudited condensed consolidated financial statements, as follows: Note 11, Financial Instruments Fair Value Measurements, for further information with respect to the “March 15, 2018 Series A and Series A-1 Exchange Offer”; Note 13, Preferred Stock, with respect to preferred stock, including Series B Convertible Preferred Stock; and Note 14, Stockholders Equity and Common Stock Purchase Warrants, with respect to common stock purchase warrants, including Series Z Warrants.

Change in Fair Value of Series A Warrants Derivative Liability and Series A Convertible Preferred Stock Conversion Option Derivative Liabilities - Three Months September 30, 2017

The Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability were each initially measured at their estimated fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in the estimated fair value of each respective derivative liability recognized as other income or expense. In the three months ended September 30, 2017, the change in estimated fair value resulted in the recognition of expense of $2,215,671 with respect to the Series A Warrant derivative liability and expense of $583,517 with respect to the Series A Convertible Preferred Stock Conversion Option derivative liability, with a corresponding increase in each respective derivative liability.

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

See our unaudited condensed consolidated financial statements Note 11, Financial Instruments Fair Value Measurements, for further information with respect to the initial issue date and subsequent recurring reporting period date estimated fair values of each of the Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability.

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

Financial Results of Operations (continued)

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended
	September 30,
	2018	2017
Revenue	$—	$—
Operating expense
General and administrative expenses	4,369,323	4,082,366
Research and development expenses	2,881,988	2,063,319
Total operating expenses	7,251,311	6,145,685

Loss from operations	(7,251,311)	(6,145,685)

Other income (expense)
Interest expense - Senior Secured Note	(1,708,322)	(362,142)

Series A and Series A-1 Exchange Offer - March 15, 2018	(349,796)	—

Series W Warrants Exchange Offer - April 5, 2018	(766,456)	—

Unit Purchase Options (UPOs) Exchange Offer - August 22, 2018	(2,120)	—

Modification of the Series Z Warrant Agreement	(1,140,995)	—

Loss on Series A Preferred Stock Units issued in a private placement	—	(3,124,285)

Change in estimated fair value - Series A Warrants derivative liability	(96,480)	(680,851)

Change in estimated fair value - Series A Convertible Preferred Stock conversion option derivative liability	64,913	(76,150)

Other income (expense), net	(3,999,256)	(4,243,428)

Loss before income tax	(11,250,567)	(10,389,113)

Provision for income taxes	—	—

Net loss - before noncontrolling interest	(11,250,567)	(10,389,113)

Add back: Net loss attributable to noncontrolling interest	113,631	—

Net loss - attributable to PAVmed Inc.	(11,136,936)	(10,389,113)

Less: Series B Convertible Preferred Stock dividends	(138,926)	—
Less: Series A-1 Convertible Preferred Stock dividends	(25,148)	(6,196)
Less: Series A Convertible Preferred Stock dividends	(26,487)	(130,010)

Deemed dividend Series A-1 Convertible Preferred Stock	—	(182,500)

Series A and Series A-1 Exchange Offer - March 15, 2018 - deemed dividend - incremental fair value - Series B Convertible Preferred Stock issued-upon-exchange of Series A Convertible Preferred Stock	(726,531)	—

Series A and Series A-1 Exchange Offer - March 15, 2018 - increase to additional paid-in capital - incremental fair value - Series B Convertible Preferred Stock issued upon exchange of Series A-1 Convertible Preferred Stock	199,241	—

Net loss attributable to PAVmed Inc. common stockholders	$(11,854,787)	$(10,707,819)

Revenue

As discussed above, to date, we have not generated any revenues from product sales. Our ability to generate product revenue and become profitable depends upon our ability to successfully complete the development and initiate the commercialization of our products.

Financial Results of Operations (continued)

Comparison of the Nine Months Ended September 30, 2018 and 2017 (continued)

General and administrative expense

The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Compensation and related personnel costs	$954,302	$729,174	$225,128	31%
Stock-based compensation	701,174	707,588	(6,414)	-1%
Outside professional services	2,094,098	2,087,392	6,706	—%
Facility related costs	117,248	133,270	(16,022)	-12%
Board related costs	196,667	224,167	(27,500)	-12%
Other operating costs	305,834	200,775	105,059	52%
Total general and administrative expenses	$4,369,323	$4,082,366	$286,957	7%

General and administrative expenses incurred for the nine months ended September 30, 2018 were $4,369,323, an increase of $289,957 as compared to $4,082,366 incurred for corresponding prior year period. The increased general and administrative expenses for the current year period is principally due to increased expenses related to compensation and related personnel costs of $225,128, outside professional services of $6,706, and $105,059 in other operating costs, partially offset by decreases in stock based compensation 0f $6,414, facility related costs of $16,022, and board related costs of $27,500.

The increased compensation and related personnel costs expense in the nine months year ended September 30, 2018 as compared to the corresponding prior year period, resulted from higher salary and benefit expense related to the hiring of additional personnel, as well as annual salary increases effective in the three months ended September 30, 2018.

The stock-based compensation expense classified as general and administrative expense, which includes stock options granted to both employees and non-employees, of $701,174 incurred during the nine months ended September 30, 2018, decreased $6,414 as compared to the corresponding prior year period, principally resulting from the absence of stock-based compensation expense related to forfeited stock options of former members of the board of directors who resigned in February 2018; the recognition in the prior year period of stock-based compensation expense related to March 31, 2017 modification to the stock option grant previously awarded to our former CFO; and by lower stock-based compensation expense related to stock options granted to non-employees, resulting principally from lower stock option vesting date estimated fair value in the current year period as compared to the corresponding prior year period, resulting from lower share prices of the underlying common stock of the Company on the respective vesting dates; partially offset by increased stock-based compensation expense resulting from stock options granted in 2018 for which there is no such comparable expense in the corresponding prior year, along with stock-based compensation expense recognized in the current year period related to stock options granted in 2017 after September 30, 2017,

The outside professional services expense of $2,094,098 incurred during the nine months ended September 30, 2018 as compared to the corresponding prior year period, increased by $6,706, principally resulting from increased expenses of: $221,802 related to regulatory matters, and $154,333 related to intellectual property matters; partially offset by decreased expenses of: $78,415 associated with professional fees for legal, accounting, auditing, tax, valuations, and information technology, and $211,014 related to investor and public relations. Additionally, outside professional services expenses decreased $80,000 in the current period as compared with the corresponding prior period with respect to consulting agreements with entities and /or individuals affiliated with certain of our officers and /or former directors. In this regard, $225,000 of expense was incurred in each of the nine months ended September 30, 2018 and 2017 with respect to the HCP/Advisors consulting agreement, with such consulting agreement having an October 31, 2018 expiration date, and $0 and $80,000 incurred in nine months ended September 30, 2018 and 2017, respectively, related to the previous (expired) HCFP/Strategy Advisors consulting agreement. See “Contractual Obligations” herein below for further details on these related party agreements.

The decrease in facility related costs of $16,022 in the nine months ended September 30, 2018 as compared to the corresponding prior year period, principally resulted from decreased rent expense associated with our corporate offices, resulting from a previous reduction of the leased office space during the three months ended September 30, 2017.

The board of director related costs represent fees paid for the services of non-executive members, paid on a quarterly basis. In the nine months ended September 30, 2018, there were six members during the three months ended March 31, 2018, and four members in each of the three months ended June 30, 2018 and September 30, 2018 as compared to in the nine months of September 30, 2017, there were five members in each of the three months ended March 31, 2017 and June 30, 2017, and six members in the three months ended September 30, 2017. The board of director related costs of $196,667 for the nine months ended September 30, 2018, decreased by $27,500, as compared to the corresponding prior year period, principally resulting from the resignation of two members in February 2018, partially offset by one member’s fee paid for all nine months ended September 30, 2018 as compared to a partial fee for two months in the corresponding prior year period.

The increase in other operating expenses of $105,059 in the nine months ended September 30, 2018 as compared to the prior year period, principally resulted from higher travel and related costs and director and officer insurance premiums.

Financial Results of Operations (continued)

Comparison of the Nine Months Ended September 30, 2018 and 2017 (continued)

Research and development expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Compensation and related personnel costs	$436,983	$242,111	$194,872	80%
Stock-based compensation	198,475	91,693	106,782	116%
Outside professional services	1,973,977	1,729,515	244,462	14%
Patent license fees	272,553	—	272,553	100%
Total research and development expenses	$2,881,988	$2,063,319	$818,669	40%

Research and development expenses incurred for the nine months ended September 30, 2018 totaled $2,881,988, an increase of $818,669 as compared to $2,063,319 incurred for the corresponding prior year period. The increase in research and development expenses resulted from the patent license fee incurred with respect to the EsoCheck™ License Agreement of $272,553, and increased expenses of: $194,872 related to compensation and related personnel costs, $106,782 related to stock-based compensation, and $244,462 of increased expense incurred for outside professional services.

The increased compensation and related personnel costs expense of $194,872 in the nine months ended September 30, 2018 as compared to the corresponding prior year period, resulted from higher salary expense related to additional personnel, as well as annual salary increases effective in the three months ended September 30, 2018, and accrued expense related to employee relocation costs.

As more fully discussed above, in connection with the “EsoCheck™ License Agreement”, we incurred an expense of $272,553, which was recognized as a current period research and development expense on the May 12, 2018 execution date of such license agreement.

The outside professional services portion of research and development expense of $1,973,977 in the nine months ended September 30, 2018 is an increase of $244,462 as compared to the corresponding prior year period. The increased outside professional services research and development expense principally resulted from our emphasis of current research and development activities being focused principally on completion of on-going efforts to obtain FDA clearance and initializing commercialization of each of the CarpX™ and PortIO™ products, along with the preparation of the EsoCheck™ Technology for FDA submission (for which there was no such comparable outside professional services expense in the corresponding prior year period), and to continue to advance the development of the DisappEAR™ and the NextFlo™ products, as discussed above under “Overview”.

Financial Results of Operations (continued)

Comparison of the Nine Months Ended September 30, 2018 and 2017 (continued)

Other Income and Expense

Interest Expense - Senior Secured Note

We entered into a Note and Security Purchase Agreement with Scopia Holdings LLC (“Scopia or the Lender”), wherein upon Scopia delivering to us approximately $4.8 million in net cash proceeds on July 3, 2017, we issued to Scopia and its designees, a Senior Secured Note with an initial principal of $5.0 million (“Senior Secured Note”), and 2,660,000 Series S Warrants to purchase shares of our common stock. The aggregate remaining unpaid principal balance of the Senior Secured Note, as discussed below, is due on June 30, 2019.

The Senior Secured Note bears interest at a fixed annual rate of 15.0%, with interest payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing December 30, 2017 (“15% interest expense”). The approximate $4.8 million of cash proceeds, which were net of the Lender’s debt issuance costs, were allocated to the Senior Secured Note and the Series S Warrants based on their respective relative estimated fair value, resulting in approximately $3.6 million of debt discount amortized as interest expense over the term of the Senior Secured Note. The Senior Secured Note total interest expense, which includes both the 15% interest expense and the amortization of the debt discount, was $1,708,322, inclusive of $1,117,315 of amortized debt discount, in the nine months ended September 30, 2018, and $362,142, inclusive of $174,642 of amortized debt discount, in the nine months ended September 30, 2017.

We may elect, at our sole discretion, to defer payment of up to 50% of the semi-annual 15% interest expense due, with such deferred payment added to the outstanding interest-bearing principal balance of the Senior Secured Note. In this regard, the Senior Secured Note principal balance is $5,383,112 as of September 30, 2018 and $5,188,542 as of December 31, 2017, with each total principal amount comprised of the initial principal of $5.0 million and the cumulative deferred semi-annual interest payments added to principal as of each respective balance sheet date. The Senior Secured Note remaining unamortized debt discount is $2,126,959 as of September 30, 2018 and $3,244,274 as of December 31, 2017.

See our accompanying unaudited condensed consolidated financial statements Note 12, Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants, for further information regarding the Note and Security Purchase Agreement, and the corresponding Senior Secured Note, between PAVmed Inc. and Scopia Holdings LLC.

Financial Results of Operations (continued)

Comparison of the Nine Months Ended September 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Overview - “Series A and Series A-1 Exchange Offer” - March 15, 2018 Exchange Date

The “Series A and Series A-1 Exchange Offer”, completed on March 15, 2018, was offered to and accepted by all holders of both the Series A Convertible Preferred Stock and Series A Warrants, and the Series A-1 Convertible Preferred Stock and Series A-1 Warrants, wherein shares of Series B Convertible Preferred Stock were issued-upon-exchange of shares of each of Series A and Series A-1 Convertible Preferred Stock and Series Z Warrants were issued-upon-exchange of each of Series A and Series A-1 Warrants - referred to as the “Series A and Series A-1 Exchange Offer” and the “March 15, 2018 Exchange Date”.

On the March 15, 2018 Exchange Date: a total of 975,568 shares of Series B Convertible Preferred Stock were issued, including 499,334 shares of Series B Convertible Preferred Stock issued-upon-exchange of 249,667 shares of Series A Convertible Preferred Stock and 476,234 shares of Series B Convertible Preferred Stock issued-upon-exchange of 357,259 shares of Series A-1 Convertible Preferred Stock; and, a total of 2,739,190 Series Z Warrants were issued, including 1,340,005 Series Z Warrants issued-upon-exchange of 268,001 Series A Warrants and 1,399,185 Series Z Warrants issued-upon-exchange of 279,837 Series A-1 Warrants.

As a result of the Series A and Series A-1 Exchange Offer, as of the March 15, 2018 Exchange Date there were no issued and outstanding shares of Series A Convertible Preferred Stock and Series A Warrants, nor shares of Series A-1 Convertible Preferred Stock and Series A-1 Warrants, as each were fully exchanged-upon-issue of shares of Series B Convertible Preferred Stock and Series Z Warrants, respectively. Additionally, each of the corresponding Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability were each fully extinguished-upon-exchange as of the March 15, 2018 Exchange Date.

See our unaudited condensed consolidated financial statements, as follows: Note 11, Financial Instruments Fair Value Measurements, for further information with respect to the “March 15, 2018 Series A and Series A-1 Exchange Offer”; Note 13, Preferred Stock, with respect to preferred stock, including Series B Convertible Preferred Stock; and Note 14, Stockholders Equity and Common Stock Purchase Warrants, with respect to common stock purchase warrants, including Series Z Warrants.

Series A and Series A-1 Exchange Offer - March 15, 2018 Exchange Date

- Modification Expense - Series Z Warrants Issued Upon Exchange of Series A-1 Warrants -

The Series Z Warrants issued-upon-exchange of Series A-1 Warrants in the Series A and Series A-1 Exchange Offer, as such exchange offer is discussed above, resulted in the recognition of a modification expense under the analogous guidance with respect to stock option modification under FASB ASC 718, wherein an exchange of warrants is deemed to be a modification of the initial warrant agreement by the replacement with a revised warrant agreement, requiring the incremental estimated fair value, measured as the difference between the estimated fair value immediately after the modification as compared to the estimated fair value immediately before the modification, to the extent an increase, recognized as a modification expense. In this regard, the March 15, 2018 Exchange Date estimated fair value of $895,478 of the equity-classified 1,399,185 Series Z Warrants issued-upon-exchange as compared to the estimated fair value of $545,682 of the equity-classified 279,837 Series A-1 Warrants extinguished-upon-exchange, resulted in an incremental estimated fair value of $349,796 recognized in the nine months ended September 30, 2018 as a modification expense included in other income (expense) in the unaudited condensed consolidated statement of operations, with a corresponding increase to additional paid in capital.

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

See our unaudited condensed consolidated financial statements, as follows: Note 11, Financial Instruments Fair Value Measurements, for further information with respect to the “March 15, 2018 Series A and Series A-1 Exchange Offer”; Note 13, Preferred Stock, with respect to preferred stock, including Series B Convertible Preferred Stock; and Note 14, Stockholders Equity and Common Stock Purchase Warrants, with respect to common stock purchase warrants, including Series Z Warrants.

Financial Results of Operations (continued)

Comparison of the Nine Months Ended September 30, 2018 and 2017 (continued)

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

The Series Z Warrants issued-upon-exchange of the Series W Warrants on the April 5, 2018 Exchange Date, upon their issuance, enabled the holder to immediately purchase one share of common stock of the Company at an exercise price of $1.60 per share, effective June 1, 2018, with an expiry of April 30, 2024. The Series Z Warrant exercise price was initially $3.00 per share through May 31, 2018, and then $1.60 per share effective June 1, 2018, wherein, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2018, upon completion of the period-of-notice to the then-current Series Z Warrant holders. See herein below for further information with respect to the modification expense recognized in connection with the Series Z Warrant exercise price adjustment. The Series Z Warrant $1.60 exercise price is not subject-to further adjustment, unless by action of the PAVmed Inc board of directors, or the effect of stock dividends, stock splits or similar events affecting the common stock of the Company. The Series Z Warrants are redeemable by the Company under certain conditions, as discussed above.

The Series W Warrant Exchange Offer, as discussed above, resulted in the recognition of a modification expense on the April 5, 2018 Exchange Date, under the analogous guidance with respect to stock option modification under FASB ASC 718, as described above with respect to the Series Z Warrants issued-upon-exchange of Series A-1 Warrants in the March 15, 2018 Series A and Series A-1 Exchange Offer. In this regard, the Series W Warrants exchanged-upon-issue of the Series Z Warrants resulted in the recognition of modification expense of $766,456 in the nine months ended September 30, 2018, included in other income (expense) in the unaudited condensed consolidated statement of operations, with a corresponding increase to additional paid-in capital, resulting from the incremental estimated fair value of the consideration given of $3,304,377 of the 5,075,849 Series Z Warrants issued-upon-exchange as compared of the estimated fair value of $2,537,921 of the 10,151,682 Series W Warrants extinguished-upon-exchange.

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

See our unaudited condensed consolidated financial statements Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a further discussion of the “April 5, 2018 Series W Warrants Exchange Offer” and the common stock purchase warrants, including the Series Z Warrants.

Financial Results of Operations (continued)

Comparison of the Nine Months Ended September 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Modification Expense - Unit Purchase Option Exchange Offer - August 22, 2018

Previously, on the April 28, 2016 closing date of the Company’s initial public offering (“IPO”), a total of 53,000 unit purchase options were issued to the IPO selling agents, with each such unit purchase option issued on April 28, 2016 referred to as a “UPO-W”. The UPO-W, with an exercise price of $5.50 per unit, could have been exercised to purchase the same unit issued in the Company’s IPO, with such unit comprised of one share of common stock of the Company and one Series W Warrant to purchase one share of common stock of the Company at an exercise price of $5.00 per share. The UPO-W had a January 29, 2021 expiration date.

On August 22, 2018, the “UPO Exchange Offer” was completed, wherein, 53,000 “UPO-Z” were issued-upon-exchange of all the previously issued and outstanding 53,000 UPO-W. The UPO-Z, with an exercise price of $5.50 per unit, may be exercised to purchase a unit comprised of one share of common stock of the Company and one Series Z Warrant to purchase one share of common stock of the Company at an exercise price of $1.60 per share. The UPO-Z has a January 29, 2021 expiration date.

The UPO Exchange Offer resulted in the recognition of a modification expense under the analogous guidance with respect to stock option modification under FASB ASC 718, as described above with respect to the Series Z Warrants issued-upon-exchange of Series A-1 Warrants in the March 15, 2018 Series A and Series A-1 Exchange Offer. In this regard, in the nine months ended September 30, 2018, the UPO-Z issued-upon-exchange of the UPO-W resulted in the recognition of a modification expense of $2,120 included in other income (expense) in the unaudited condensed consolidated statement of operations, with a corresponding increase to additional paid-in capital in the unaudited condensed consolidated balance sheet, resulting from the incremental estimated fair value of the consideration given of $3,180 of the 53,000 UPO-Z issued-upon-exchange as compared to the estimated fair value of $1,060 of the 53,000 UPO-W extinguished-upon-exchange.

The August 22,2018 Exchange Date estimated fair values of each of the UPO-Z and UPO-W were each computed using the Black-Scholes option pricing model, using the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, estimated volatility in the value of the Company’s common stock, and the respective unit purchase options’ and warrants’ exercise price.

See our unaudited condensed consolidated financial statements Note 14, Stockholders’ Equity and Common Stock Purchase Warrants for a further discussion of the Unit Purchase Options, the “August 22, 2018 Unit Purchase Option Exchange Offer”, and the Series Z Warrants.

Financial Results of Operations (continued)

Comparison of the Nine Months Ended September 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Modification Expense - Series Z Warrant Agreement - June 1, 2018

The Series Z Warrant exercise price was initially $3.00 per share through May 31, 2018, and then $1.60 per share effective June 1, 2018, wherein, on May 15, 2018, the Company’s board of directors approved a reduction to the Series Z Warrant exercise price to $1.60 per share, effective June 1, 2018, upon completion of the period-of-notice to the then-current Series Z Warrant holders. The Series Z Warrant $1.60 exercise price is not subject-to further adjustment, unless by action of the PAVmed Inc board of directors, or the effect of stock dividends, stock splits or similar events affecting the common stock of the Company.

The Series Z Warrant exercise price adjustment to $1.60 per share from $3.00 per share, as discussed above, resulted in the recognition of a modification expense on the June 1, 2018 effective date of the Series Z Warrant exercise price adjustment, under the analogous guidance with respect to stock option modification under FASB ASC 718, as described above with respect to the Series Z Warrants issued-upon-exchange of Series A-1 Warrants in the March 15, 2018 Series A and Series A-1 Exchange Offer. In this regard, the Series Z Warrant June 1, 2018 exercise price adjustment resulted in the recognition of a current period modification expense of $1,140,995 included in other income (expense) in the unaudited condensed consolidated statement of operations, with a corresponding increase to additional paid-in capital in the unaudited condensed consolidated balance sheet.

Additionally, the Series Z Warrants issued in both the March 15, 2018 Series A and Series A-1 Exchange Offer and the April 5, 2018 Series W Warrants Exchange Offer, each as discussed above, were issued under the (original) “Series Z Warrant Agreement”. The Company’s board of directors approved Amendment No. 1 to the original Series Z Warrant Agreement, resulting in the “Amended and Restated Series Z Warrant Agreement”, dated June 8, 2018, referred to as the Amended Series Z Warrant Agreement. The Series Z Warrant Agreement Amendment No. 1 was evaluated under the analogous guidance with respect to stock option modification under FASB ASC 718 as discussed above, but did not result in the recognition of a modification expense as there was no incremental estimated fair value.

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

See our consolidated financial statements Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a further discussion of the Series Z Warrants.

Financial Results of Operations (continued)

Comparison of the Nine Months Ended September 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Loss on Series A Preferred Stock Units Issued in a Private Placement - Three Months Ended March 31, 2017

The Series A Preferred Stock Units were issued in a private placement with an initial closing on January 26, 2017, and subsequent closings on January 31, 2017 and March 8, 2017, resulting in a total of 422,838 Series A Preferred Stock Units issued for aggregate gross proceeds of approximately $2.5 million and net proceeds of approximately $2.2 million, after payment of placement agent fees and closing costs. The Series A Preferred Stock Unit was comprised of one share of Series A Convertible Preferred Stock and one Series A Warrant, which was immediately separable upon issue, and became convertible and exercisable, respectively, on May 21, 2017 upon stockholder approval of the Series A Preferred Stock Units private placement.

The Series A Warrant and the Series A Convertible Preferred Stock conversion option were each determined to be a derivative liability under FASB ASC Topic 815, Derivative and Hedging (ASC 815), as the Series A Convertible Preferred Stock common stock exchange factor denominator and the Series A Warrant exercise price were each subject to potential adjustment resulting from future financing transactions, under certain conditions, along with certain other provisions which may result in required or potential full or partial cash settlement. Through the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, as such exchange offer is discussed below, each of the respective Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability were classified as a current liability in the unaudited condensed consolidated balance sheet, and each were initially measured at estimated fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of the respective derivative liability recognized as other income or expense in the unaudited condensed consolidated statement of operations.

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

See our consolidated financial statements, including: Note 11, Financial Instruments Fair Value Measurements, for further information with respect to the initial issue date estimated fair values of each of the Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability; Note 13, Preferred Stock, for further information regarding the Series A Preferred Stock Units private placement and the Series A Convertible Preferred Stock; and Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a further discussion of the Series A Warrants.

Financial Results of Operations (continued)

Comparison of the Nine Months Ended September 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Change in Fair Value of Series A Warrants Derivative Liability and Series A Convertible Preferred Stock Conversion Option Derivative Liability - Nine Months Ended September30, 2018

As noted above, the Series A Warrants derivative liability and the Series A-1 Convertible Preferred Stock conversion option derivative liability were each initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective derivative liability recognized as other income or expense.

As of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, as such exchange offer is discussed above, each of the corresponding Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability were each fully extinguished-upon-exchange as of the March 15, 2018 Exchange Date. Accordingly, there was no recognition of income or expense related to the change in estimated fair value of each such derivative liability after the March 15, 2018 Exchange Date. In this regard, during the nine months ended September 30, 2018, as of the March 15, 2018 Exchange Date, the change in the estimated fair value of each respective derivative liability resulted in the recognition of income of $246,561 with respect to the Series A Warrant derivative liability and income of $64,913 with respect to the Series A Convertible Preferred Stock conversion option derivative liability, with a corresponding decrease in each respective derivative liability.

Further, the March 15, 2018 Exchange Date adjustment to the estimated fair value of the Series A Warrants derivative liability resulted in the recognition of a net expense of $96,480 comprised of: income of $246,561 upon the Series A Warrant derivative liability being adjusted to its March 15, 2018 Exchange Date estimated fair value of $514,562, as noted above, and an expense of $343,041 resulting from the incremental estimated fair value of the consideration given of $857,603 of the 1,340,005 Series Z Warrants issued-upon-exchange as compared to the estimated fair value of $514,562 of the 268,001 Series A Warrants derivative liability extinguished-upon-exchange.

See our consolidated financial statements, including: Note 11, Financial Instruments Fair Value Measurements, for further information with respect to the initial issue date and subsequent reporting date estimated fair values of each of the Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability, and the “March 15, 2018 Series A and Series A-1 Exchange Offer”; Note 13, Preferred Stock, for further information with respect to the Series A Preferred Stock Units private placement, the Series A Convertible Preferred Stock, and the Series B Convertible Preferred Stock; and Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a further discussion of the Series A Warrants and Series Z Warrants.

Financial Results of Operations (continued)

Comparison of the Nine Months Ended September 30, 2018 and 2017 (continued)

Other Income and Expense (continued)

Change in Fair Value of Series A Warrants Derivative Liability and Series A Convertible Preferred Stock Conversion Option Derivative Liability - Nine Months Ended September 30, 2017

As of September 30, 2017, there were 422,838 shares of Series A Convertible Preferred Stock and 422,838 Series A Warrants issued and outstanding, with each having been issued in the Series A Preferred Stock Units private placement in the three months ended March 31, 2017, as such transaction is discussed above.

As noted above, the Series A Warrants derivative liability and the Series A-1 Convertible Preferred Stock conversion option derivative liability were each initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective derivative liability recognized as other income or expense. In the nine months ended September 30, 2017, the change in estimated fair value resulted in the recognition of expense $680,851 with respect to the Series A Warrant derivative liability and expense of $76,150 with respect to the Series A Convertible Preferred Stock Conversion Option derivative liability, with a corresponding increase in each respective derivative liability.

As noted above, the Series A Warrants derivative liability and the Series A-1 Convertible Preferred Stock conversion option derivative liability were each initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value recognized as other income or expense. In the nine months ended September 30, 2017, the change in estimated fair value resulted in the recognition of expense $680,851 with respect to the Series A Warrant derivative liability and expense of $76,150 with respect to the Series A Convertible Preferred Stock Conversion Option derivative liability, with a corresponding increase in each respective derivative liability.

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

See our consolidated financial statements, including: Note 11, Financial Instruments Fair Value Measurements, for further information with respect to the initial issue date and subsequent reporting date estimated fair values of each of the Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability; Note 13, Preferred Stock, for further information regarding the Series A Preferred Stock Units private placement and the Series A Convertible Preferred Stock; and Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a further discussion of the Series A Warrants.

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

Financial Results of Operations (continued)

Non-GAAP Financial Measures

The factors described above resulted in net loss attributable to PAVmed Inc. common stockholders of $3,311,124 and $5,370,313 for the three months ended September 30, 2018 and 2017, respectively, and $11,854,787 and $10,707,819 for the nine months ended September 30, 2018 and 2017.

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

We believe the NGFM provide useful information by isolating certain expenses, gains, and losses, which are not necessarily indicative of our operating financial results and business outlook. In this regard, the presentation of the NGFM herein below, is to help the reader of our unaudited condensed consolidated financial statements to understand the effects of the non-cash impact on our (U.S. GAAP) unaudited condensed consolidated statement of operations of: the loss recognized with respect to the Series A Preferred Stock Units issued in a private placement with closings in the three months ended March 31, 2017; the change in estimated fair value of each of the respective Series A Warrant derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability; the modification expense recognized resulting from each of the “March 15, 2018 Series A and Series A-1 Exchange Offer”, the “April 5, 2018 Series W Warrant Exchange Offer”, the “June 1, 2018 Series Z Warrant exercise price adjustment”, and the “August 22, 2018 Unit Purchase Option Exchange Offer”, each as discussed herein above.

Financial Results of Operations (continued)

Non-GAAP Financial Measures (continued)

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, for the periods noted, is as follows:

	Three Months Ended September 30,
	2018	2017	$ Change
Net loss attributable to PAVmed Inc. common stockholders	$(3,311,124)	$(5,370,313)	$2,059,189
Series B Convertible Preferred Stock dividends	64,897	—	64,897
Series A-1 Convertible Preferred Stock dividends	—	6,196	(6,196)
Series A Convertible Preferred Stock dividends	—	52,299	(52,299)

Deemed dividend Series A-1 Convertible Preferred Stock	—	182,500	(182,500)

Series A and Series A-1 Exchange Offer - March 15, 2018 - deemed dividend - incremental fair value - Series B Convertible Stock issued-upon-exchange of Series A Convertible Preferred Stock	—	—	—

Series A and Series A-1 Exchange Offer - March 15, 2018 - increase to additional paid-in capital - incremental fair value - Series B Convertible Stock issued-upon exchange of Series A-1 Convertible Preferred Stock	—	—

Net loss - attributable to PAVmed Inc	(3,246,227)	(5,129,318)	1,883,091

Adjustments
Depreciation expense(1)	2,639	1,802	837
Interest expense - Senior Secured Note	707,714	362,142	345,572
Income tax provision	—	—	—

EBITDA	(2,535,874)	(4,765,374)	2,229,500

Stock-based compensation expense(2)	324,473	272,301	52,172

Series A and Series A-1 Exchange Offer - March 15, 2018	—	—	—

Series W Warrants Exchange Offer - April 5, 2018	—	—	—

Unit Purchase Option Exchange Offer - August 22, 2018(3)	2,120	—	2,120

Modification - Series Z Warrants - June 1, 2018	—	—	—

Loss - Series A Preferred Stock Units	—	—	—
Change in fair value - Series A Warrants derivative liability(4)	—	2,215,671	(2,215,671)
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability(4)	—	583,517	(583,517)

Non-GAAP Adjusted Loss	$(2,209,281)	$(1,693,885)	$(515,396)

(1)	Included in general and administrative expenses in the unaudited condensed consolidated statement of operations.

(2)	Includes stock-based compensation expense classified in: general and administrative expense of $247,818 and $241,401, and research and development expense of $76,655 and $30,900, for the three months ended September 30, 2018 and 2017, respectively, as discussed above.

(3)	The August 22, 2018 Unit Purchase Options (UPO) Exchange Offer resulted in the recognition of a modification expense of $2,120, with a corresponding increase in additional paid-in capital, upon the UPO-Z issued-upon-exchange of UPO-W, as discussed above.

(4)	The Series A Warrant derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability were each remeasured at estimated fair value at each reporting period, with changes in estimated fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations, with corresponding changes in each respective derivative liability, as discussed above.

Financial Results of Operations (continued)

Non-GAAP Financial Measures (continued)

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, for the periods noted, is as follows:

	Nine Months Ended September 30,
	2018	2017	$ Change
Net loss attributable to PAVmed Inc. common stockholders	$(11,854,787)	$(10,707,819)	$(1,146,968)
Series B Convertible Preferred Stock dividends	138,926	—	138,926
Series A-1 Convertible Preferred Stock dividends	25,148	6,196	18,952
Series A Convertible Preferred Stock dividends	26,487	130,010	(103,523)

Deemed dividend Series A-1 Convertible Preferred Stock	—	182,500	(182,500)

Series A and Series A-1 Exchange Offer - March 15, 2018 - deemed dividend - incremental fair value - Series B Convertible Stock issued-upon-exchange of Series A Convertible Preferred Stock	726,531	—	726,531

Series A and Series A-1 Exchange Offer - March 15, 2018 - increase to additional paid-in capital - incremental fair value - Series B Convertible Stock issued-upon exchange of Series A-1 Convertible Preferred Stock	(199,241)	—	(199,241)

Net loss - attributable to PAVmed Inc	(11,136,936)	(10,389,113)	(747,823)

Adjustments
Depreciation expense(1)	6,244	5,307	937
Interest expense - Senior Secured Note	1,708,322	362,142	1,346,180
Income tax provision	—	—	—

EBITDA	(9,422,370)	(10,021,664)	599,294

Stock-based compensation expense(2)	899,649	799,281	100,368

Series A and Series A-1 Exchange Offer - March 15, 2018(3)	349,796	—	349,796

Series W Warrants Exchange Offer - April 5, 2018(4)	766,456	—	766,456

Unit Purchase Option Exchange Offer - August 22, 2018(5)	2,120	—	2,120

Modification - Series Z Warrants - June 1, 2018(6)	1,140,995	—	1,140,995

Loss - Series A Preferred Stock Units(7)	—	3,124,285	(3,124,285)
Change in fair value - Series A Warrants derivative liability(8)	96,480	680,851	(584,371)
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability(8)	(64,913)	76,150	(141,063)

Non-GAAP Adjusted Loss	$(6,231,787)	$(5,341,097)	$(890,690)

(1)	Included in general and administrative expenses in the unaudited condensed consolidated statement of operations.

(2)	Includes stock-based compensation expense classified in: general and administrative expense of $701,174 and $707,588, and research and development expense of $198,475 and $91,693, for the nine months ended September 30, 2018 and 2017, respectively, as discussed above.

(3)	The Series Z Warrants issued-upon-exchange of Series A-1 Warrants in the March 15, 2018 Series A and Series A-1 Exchange Offer, resulted in the recognition of a modification expense of $349,796, with a corresponding increase to addition paid-in capital, as discussed above.

(4)	The April 5, 2018 Exchange Offer resulted in the recognition of a modification expense of $766,456, with a corresponding increase to addition paid-in capital, as discussed above.

(5)	The August 22, 2018 Unit Purchase Options (UPO) Exchange Offer resulted in the recognition of a modification expense of $2,120, with a corresponding increase in additional paid-in capital, upon the UPO-Z issued-upon-exchange of UPO-W, as discussed above.

(6)	The Series Z Warrant exercise price adjustment resulted in the recognition of a modification expense of $1,140,995 with a corresponding increase to addition paid-in capital, as discussed above.

(7)	The issuance of the Series A Preferred Stock Units resulted in the recognition of a loss of $3,124,285, as discussed above.

(8)	The Series A Warrant derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability were each remeasured at estimated fair value at each reporting period, with changes in estimated fair value recognized as other income or expense in the unaudited condensed consolidated statement of operations, with corresponding changes in each respective derivative liability, as discussed above.

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

As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes”, (“ASC 740), a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. Accordingly, we have evaluated the positive and negative evidence bearing upon the estimated realizability of our net deferred tax assets, and based on our history of operating losses, we have concluded it is more-likely-than-not the deferred tax assets will not be realized, and therefore have recognized a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, as of September 30, 2018 and December 31, 2017.

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

Liquidity and Capital Resources

Overview - Financing

Since our inception in June 2014, we have financed our operations principally through issuances of our common stock, preferred stock, common stock purchase warrants (“warrants”), and debt. Prior to our April 2016 IPO, we raised approximately $2.1 million of net cash proceeds from private offerings of our common stock and warrants. Our April 2016 IPO resulted in approximately $4.2 million of net cash proceeds. During 2017 we raised a total of approximately $7.5 million of net cash proceeds from: a Note and Security Purchase Agreement with Scopia Holdings LLC, (“Scopia” or the “Lender”) including the issuance of a $5.0 million Senior Secured Note and Series S Warrants; the Series A-1 Preferred Stock Units private placement; and the Series A Preferred Stock Units private placement, each as summarized below.

To-date, in the current year 2018, we have raised approximately $13.5 million of cash net proceeds, including: in June 2018, we completed an equity subscription rights offering pursuant to our previously filed Form S-1 (File No. 333-222581), whereby shareholders of record exercised the maximum of nine million subscription rights to purchase a unit security which immediately separated upon issue into one share common stock of the Company and one Series Z Warrant, resulting in approximately $10.4 million of gross cash proceeds, before approximately $1.0 million of commissions and fees paid to the dealer-managers, and approximately $0.2 million of offering costs incurred by the Company; and in January 2018, $4.3 million of cash net proceeds resulting from an underwritten public offering of shares of common stock of the Company, pursuant to our previously filed effective shelf registration statement on Form S-3 (File No. 333-220549), each as summarized below.

Equity Subscription Rights Offering - June 12, 2018

Our Equity Subscription Rights Offering closed on June 12, 2018, after the June 7, 2018 expiration date of the equity subscription period. The Equity Subscription Rights Offering was completed under a registration statement on Form S-1 (File No. 333-222581), declared effective by the SEC on May 23, 2018.

The Equity Subscription Rights Offering involved the Company distributing one non-transferable equity subscription for each of the 17,509,654 issued and outstanding shares of common stock of the Company, as of the record date of May 21, 2018, subject-to the acceptance by the Company of a maximum of 9.0 million fully-paid equity subscriptions tendered as of the June 7, 2018 expiration date of the equity subscription period. The equity subscription provided for the purchase of a common stock unit at a $1.15 per unit, which immediately separated upon issue into one share of common stock of the Company and one Series Z Warrant to purchase one share of common stock of the Company at an exercise price of $1.60 per share.

The Equity Subscription Rights Offering resulted in approximately $10.4 million of gross cash proceeds, before approximately $1.0 million of commissions and fees to the dealer-managers, and approximately $0.2 million of offering costs incurred by the Company, upon the issue on June 12, 2018 of 9.0 million common stock units, comprised of one share of common stock of the Company and one Series Z Warrant, as noted above. See our unaudited condensed consolidated financial statements Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a further discussion of the “June 12, 2018 Equity Subscription Rights Offering” and the Series Z Warrants.

Issue of Common Stock - Underwritten Public Offering - January 2018

In January 2018, we conducted an underwritten public offering, under our previously filed and effective shelf registration statement on Form S-3 (File No. 333-220549), wherein we issued a total of 2,415,278 shares of our common stock resulting in cash proceeds, net of the underwriter’s discount of approximately $4.4 million before offering costs of approximately $0.1 million. See our unaudited condensed consolidated financial statements Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a further discussion of the “January 2018 Underwritten Public Offering of Common Stock”.

Liquidity and Capital Resources (continued)

Series A Exchange Offer - November 17, 2017

Previously, on the November 17, 2017 Exchange Date the “Series A Exchange Offer” was completed, wherein the 28 holders of the Series A Convertible Preferred Stock and Series A Warrants were offered the opportunity to exchange of one share Series A Convertible Preferred Stock for 1.5 shares of Series A-1 Convertible Preferred Stock, and, one Series A Warrant for one Series A-1 Warrant, resulting in 13 holders exchanging 154,837 shares of Series A Convertible Preferred Stock for 232,259 shares of Series A-1 Convertible Preferred Stock, and 154,837 Series A Warrants for 154,837 Series A-1 Warrants. Additionally, in November and December 2017, a total of 18,334 shares of Series A Convertible Preferred Stock were converted into 22,093 shares of common stock of the Company. Accordingly, as of December 31, 2017, there were 249,667 shares of Series A Convertible Preferred Stock and 268,001 Series A Warrants issued and outstanding, and 357,259 shares of Series A-1 Convertible Preferred Stock and 279,837 Series A-1 Warrants issued and outstanding.

See our unaudited condensed consolidated financial statements Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the November 17, 2017 Series A Exchange Offer.

Series A and Series A-1 Exchange Offer - March 15, 2018

On the March 15, 2018 Exchange Date of the “Series A and Series A-1 Exchange Offer”, a total of 975,568 shares of Series B Convertible Preferred Stock were issued, including 499,334 shares of Series B Convertible Preferred Stock issued-upon-exchange of 249,667 shares of Series A Convertible Preferred Stock and 476,234 shares of Series B Convertible Preferred Stock issued-upon-exchange of 357,259 shares of Series A-1 Convertible Preferred Stock; and, a total of 2,739,190 Series Z Warrants were issued, including 1,340,005 Series Z Warrants issued-upon-exchange of 268,001 Series A Warrants and 1,399,185 Series Z Warrants issued-upon-exchange of 279,837 Series A-1 Warrants.

Consequently, as of the March 15, 2018 Exchange Date, there were no issued and outstanding shares of Series A Convertible Preferred Stock and Series A Warrants, nor any issued and outstanding shares of Series A-1 Convertible Preferred Stock and Series A-1 Warrants, as each were fully exchanged for shares of Series B Convertible Preferred Stock and Series Z Warrants, respectively. Additionally, each of the Series A Warrants derivative liability and the Series A-1 Convertible Preferred Stock conversion option derivative liability were fully extinguished-upon-exchange as of the March 15, 2018 Exchange Date.

See our unaudited condensed consolidated financial statements Note 11, Financial Instruments Fair Value Measurements, for further information with respect to the “March 15, 2018 Series A and Series A-1 Exchange Offer”; Note 13, Preferred Stock, for further information with respect to our preferred stock, including the Series B Convertible Preferred Stock; and Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a further discussion of the Series Z Warrants. See below for further discussions of each of the “Series A Preferred Stock Units private placement” and the “Series A-1 Preferred Stock Units private placement”.

Series W Warrants Exchange Offer - April 5, 2018 ’

On April 5, 2018, the “Series W Warrants Exchange Offer” was completed, wherein a total of 5,075,849 Series Z Warrants were issued-upon-exchange of 10,151,682 Series W Warrants, pursuant to an offer-to-exchange dated February 20, 2018, as included in a Tender Offer Statement on Schedule TO filed with the SEC on February 20, 2018, we offered one Series Z Warrant issued-upon-exchange of two Series W Warrants. The Series W Warrants Exchange Offer commenced on February 20, 2018 and an April 2, 2018 expiration date, and after completion of the guaranteed delivery period, an April 5, 2018 close date.

See our unaudited condensed consolidated financial statements Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a further discussion of the “April 5, 2018 Series W Warrants Exchange Offer” and the Series Z Warrants.

Series W Warrants Offer-to-Exercise- February 8, 2018

On January 11, 2018, we filed with the SEC a Tender Offer Statement on Schedule TO offering Series W Warrants holders a temporary exercise price of $2.00 per share, with such offer having an expiry of February 8, 2018 - referred to as the “Series W Warrants Offer-to-Exercise”. As of the February 8, 2018 expiry date, a total of 34,345 Series W Warrants were exercised at the temporary exercise of $2.00 per share, resulting in $68,690 of cash proceeds, before offering costs of $50,520.

Liquidity and Capital Resources (continued)

Note and Security Purchase Agreement with Scopia Holdings LLC - July 3, 2017

We entered into a Note and Security Purchase Agreement with Scopia Holdings LLC (“Scopia or the Lender”), wherein upon Scopia delivering to us approximately $4.8 million in net cash proceeds on July 3, 2017, we issued to Scopia and its designees, a Senior Secured Note with an initial principal of $5.0 million (“Senior Secured Note”), and Series S Warrants to purchase 2,660,00 shares of our common stock. The aggregate remaining unpaid principal balance of the Senior Secured Note, as discussed below, is due on June 30, 2019.

The Senior Secured Note bears interest at a fixed annual rate of 15.0%, with the 15% interest expense payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing December 30, 2017. The approximate $4.8 million of cash proceeds, which were net of the Lender’s debt issuance costs, were allocated to the Senior Secured Note and the Series S Warrants based on their respective relative estimated fair value, resulting in approximately $3.6 million of debt discount amortized as interest expense over the term of the Senior Secured Note. The Senior Secured Note total interest expense, which includes both the 15% interest expense and the amortization of the debt discount, was $1,708,322, inclusive of $1,117,315 of amortized debt discount, in the nine months ended September 30, 2018, and $362,142, inclusive of $174,642 of amortized debt discount, in the nine months ended September 30, 2017.

We may elect, at our sole discretion, to defer payment of up to 50% of the semi-annual 15% interest expense due, with such deferred payment added to the outstanding interest-bearing principal balance of the Senior Secured Note. In this regard, the Senior Secured Note principal balance is $5,383,112 as of September 30, 2018 and $5,188,542 as of December 31, 2017, with each total principal amount comprised of the initial principal of $5.0 million and the cumulative deferred semi-annual interest payments added to principal as of each respective balance sheet date. The Senior Secured Note remaining unamortized debt discount is $2,126,959 as of September 30, 2018 and $3,244,274 as of December 31, 2017.

The Series S Warrants were immediately exercisable upon issuance, have an exercise price of $0.01 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock of the Company, may be exercised for cash or on a cashless basis, and expire June 30, 2032, with any Series S Warrants outstanding on the expiration date automatically exercised on a cashless basis.

In each of October 2017 and November 2017, 532,000 (or a total of 1,064,000) Series S Warrants were exercised for total cash proceeds of $10,640, resulting in the issuance of a corresponding number of shares of common stock of the Company, and in November 2017, a total of 122,360 Series S Warrants were exercised on a cashless basis, resulting in the issuance of a total of 122,080 shares of common stock of the Company. In March 2018, a total of 274,257 Series S Warrants were exercised for total cash proceeds of $2,743, resulting in the issuance of a corresponding number of shares of common stock of the Company. Accordingly, as of September 30, 2018, there were 1,199,383 Series S Warrants issued and outstanding.

See our unaudited condensed consolidated financial statements Note 12, Note and Securities Purchase Agreement, Senior Secured Note, and Series S Warrants, for further information regarding the Note and Security Purchase Agreement, and the corresponding Senior Secured Note; and Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a further discussion of the Series S Warrants.

Liquidity and Capital Resources (continued)

Series A-1 Preferred Stock Units Private Placement - August 4, 2017

On the Series A-1 Preferred Stock Units private placement August 4, 2017 closing date, we issued a total of 125,000 Series A-1 Preferred Stock Units for aggregate proceeds of $500,000. We did not incur placement agent fees in connection with the Series A-1 Preferred Stock Units private placement. The Series A-1 Preferred Stock Unit was comprised of one share of Series A-1 Convertible Preferred Stock convertible into one share of our common stock, and one Series A-1 Warrant exercisable for one share of our common stock, or could have been exchanged for five Series W Warrants or four Series X-1 Warrants each of which would have been exercisable for a corresponding number of shares of our common stock. As discussed above, as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, there were no issued and outstanding shares of Series A-1 Convertible Preferred Stock and Series A-1 Warrants.

See our unaudited consolidated financial statements Note 13, Preferred Stock, for a further discussion of the Series A-1 Preferred Stock Units private placement and the Series A-1 Convertible Preferred Stock; and Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a further discussion of the Series A-1 Warrants.

Series A Preferred Stock Units Private Placement - Three Months Ended March 31, 2017

On the January 26, 2017 initial closing date of the Series A Preferred Stock Units private placement, and on subsequent closings on January 31, 2017 and March 8, 2017, a total of 422,838 Series A Preferred Stock Units were issued for aggregate gross proceeds of approximately $2.5 million and net proceeds of approximately $2.2 million, after payment of placement agent fees and closing costs. A Series A Preferred Stock Unit was comprised of one share of Series A Convertible Preferred Stock convertible into one share of our common stock, and one Series A Warrant exercisable for one share of common stock of the Company, or could have been exchanged for four Series X Warrants, each of which would have been exercisable for corresponding number of shares of our common stock.

As discussed above, as a result of the “November 17, 2017 Series A Exchange Offer”, the “March 15, 2018 Series A and Series A-1 Exchange Offer”, and the conversion of shares of Series A Convertible Preferred Stock in each of November and December 2017, as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, there were no issued and outstanding shares of Series A Convertible Preferred Stock and Series A Warrants.

See our unaudited condensed consolidated financial statements Note 13, Preferred Stock, for a further discussion of the Series A Preferred Stock Units private placement and the Series A Convertible Preferred Stock; and Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a further discussion of the Series A Warrants.

Registration Statement - Form S-3 - File No. 333-227718

We have filed with the SEC an effective registration statement on Form S-3 (File No. 333-227718), declared effective on October 17, 2018, which registers for resale (i) the 257,776 shares of our common stock underlying the Series W Warrants privately issued prior to our IPO, (ii) the 4,638,818 shares of our common stock underlying the Series Z Warrants privately issued prior to our IPO, (iii) the 53,000 shares of common stock underlying the UPOs issued to the selling agent and its designees in connection with our IPO, the 53,000 Series Z Warrants underlying the UPOs and the 53,000 shares of our common stock issuable upon exercise of the Series Z Warrants underlying the UPOs, (iv) the 2,739,190 shares of our common stock underlying the Series Z Warrants privately issued-upon-exchange of each of the Series A Warrants and Series A-1 Warrants, and (v) the 2,659,720 shares of our common stock issued or issuable upon exercise of the Series S Warrants. The registration statement also registers the initial issuance us of 124,042 shares of our common stock upon exercise of publicly held Series W Warrants and 437,031 shares of our common stock upon exercise of publicly held Series Z Warrants, as well as all of the shares of our common stock underlying the Series W Warrants and Series Z Warrants listed in clauses (i) to (iv) of the preceding sentence to the extent such Series W Warrants and Series Z Warrants are publicly transferred prior to their exercise.

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

We are an early stage and emerging growth company and are subject-to the corresponding risk of such companies. Since inception we have not generated any revenues and have incurred losses and negative cash flows from operating activities. We do not expect to generate positive cash flows from operating activities in the near future until we complete the development process and regulatory approvals of our products, and thereafter begin to commercialize and achieve substantial marketplace acceptance of our products.

We have incurred a net loss attributable to PAVmed Inc. common stockholders of $11,854,787 and net cash flows used in operating activities of $5,768,637 for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $30,096,200, working capital of $1,399,982, with such working capital inclusive of the $5,383,112 principal balance of the Senior Secured Note as of September 30, 2018 classified as a current liability in the accompanying September 30, 2018 unaudited condensed consolidated balance sheet due to a maturity date of June 30, 2019.

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

Liquidity and Capital Resources (continued)

Cash flows and liquidity

The cash flow sources and uses for operating, investing, and financing activities, for each period presented is as follows:

	Nine Months Ended September 30,
	2018	2017
Net cash flows (used in) or provided by:
Operating activities	$(5,768,637)	$(5,021,134)
Investing activities	(23,464)	(5,301)
Financing activities	13,498,613	7,552,211
Net increase in cash	7,706,512	2,525,776
Cash, beginning of period	1,535,022	585,680
Cash, end of period	$9,241,534	$3,111,456

Operating Activities

Net cash flows used in operating activities was $5,768,637 and $5,021,134 in the nine months ended September 30, 2018 and 2017, respectively, consisting of: a net loss - before noncontrolling interest of $11,250,567 and $10,389,113, respectively, with adjustments totaling, $5,481,930 and $5,367,979 to reconcile the net loss - before noncontrolling interest to net cash used in operating activities, with such total adjustments including: $4,710,579 and $5,048,016 of non-cash items, respectively, and, $771,351 and $319,963 of a net change in operating assets and liabilities, respectively, as follows:

	Nine Months Ended September 30,
	2018	2017
Non-Cash Items
Depreciation expense	$6,244	5,307
Stock-based compensation	899,649	799,281
Interest expense added to principal of Senior Secured Note	194,570	—
Accrued interest expense - Senior Secured Note	201,867	187,500
Amortization of discount - Senior Secured Note	1,117,315	174,642
Series A and Series A-1 Exchange Offer - March 15, 2018	349,796	—
Series W Warrants Exchange Offer - April 5, 2018	766,456	—
Unit Purchase Options Exchange Offer - August 22, 2018	2,120	—
Modification expense - Series Z Warrants - June 1, 2018	1,140,995	—
Loss on issuance of Preferred Stock Units	—	3,124,285
Change in fair value - Series A Warrants derivative liability	96,480	680,851
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability	(64,913)	76,150
Sub-Total: Non-Cash items, net	$4,710,579	$5,048,016

Change in Operating Assets and Liabilities
Prepaid expenses and other current assets	(31,513)	52,218
Accounts payable	771,537	42,280
Accrued expenses and other current liabilities	31,327	225,465
Sub-Total: Change in operating assets and liabilities, net	$771,351	$319,963

Investing Activities

Net cash flows used in investing activities was $23,464 in the nine months ended September 30, 2018 related to the purchases of research and development equipment, and $5,301 in the nine months ended September 30, 2017 related to the in the purchases of research and development and computer equipment. The purchases of research and development equipment during the nine months ended September 30, 2018 include $3,260 included in accounts payable as of September 30, 2018.

Financing Activities

Net cash flows provided by financing activities in the nine months ended September 30, 2018 totaled $13,498,613, principally comprised of $9,208,326 of cash proceeds, net of $228,674 of incurred offering costs, from the “June 12, 2018 Equity Subscription Rights Offering”, as discussed above, and $4,274,661 of cash proceeds, net of $113,438 of incurred offering costs, from the issue of common stock of the Company in an underwritten public offering in January 2018, as discussed above. Other financing activities cash proceeds includes a total of $20,913 of net cash proceeds from the exercise of Series W Warrants and Series S Warrants and cash proceeds of $1,812 resulting from the issue of shares of common stock of Lucid Diagnostics Inc., a majority-owned subsidiary of the Company. Additionally, Series A Convertible Preferred Stock dividends of $7,099 were settled with cash payments. See our unaudited condensed consolidated financial statements Note 13, Preferred Stock, for a further discussion of the Series A Convertible Preferred Stock dividend cash payment and the Series B Convertible Preferred Stock dividends settled by the issue of additional shares of such preferred stock.

Net cash flows provided by financing activities in the nine months ended September 30, 2017 totaled $7,552,211, comprised of $4,842,577 net cash proceeds from the Note and Security Purchase Agreement with Scopia Holdings LLC; $2,148,384 of cash proceeds, net of $388,628 of offering costs, from the Series A Preferred Stock Units private placement, and $500,000 of cash proceeds from the Series A-1 Preferred Stock Units private placement, each as discussed above, along with cash proceeds of $61,250 from the exercise of Series W Warrants.

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

As required by FASB ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. Accordingly, we have evaluated the positive and negative evidence bearing upon the estimated realizability of our net deferred tax assets, and based on our history of operating losses, we have concluded it is more-likely-than-not the deferred tax assets will not be realized, and therefore have recognized a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, as of September 30, 2018 and December 31, 2017.

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

Contractual Obligations

Note and Security Purchase Agreement - Senior Secured Note - Scopia Holdings LLC

We entered into a entered into a Note and Security Purchase Agreement with Scopia Holdings LLC (“Scopia or the Lender”) wherein upon Scopia delivering to us $4.8 million in net cash proceeds on July 3, 2017, we issued to Scopia and its designees, a Senior Secured Note with an initial principal of $5.0 million (“Senior Secured Note”), and 2,660,000 Series S Warrants to purchase shares of common stock of the Company. The aggregate remaining unpaid principal balance of the Senior Secured Note, as discussed below, is due on June 30, 2019.

The $4,842,577 of cash proceeds, which were net of the Lender’s debt issuance costs, have been allocated to the Scopia Note and the Series S Warrants based on their respective relative estimated fair value, resulting in an allocation of $1,408,125 to the Scopia Note and $3,434,452 to the Series S-Warrants, with the resulting difference of $3,591,875 between the Scopia Note initial principal amount and the allocated amount accounted for a debt discount amortized as interest expense over the term of the Scopia Note.

The Senior Secured Note bears interest at a fixed annual rate of 15.0%, with interest payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing December 30, 2017 (“15% interest expense”). We may elect, at our sole discretion, to defer payment of up to 50% of the semi-annual 15% interest expense due, with such deferred interest payment added to the outstanding interest-bearing principal balance of the Senior Secured Note. In this regard, the Senior Secured Note principal balance is $5,383,112 as of September 30, 2018 and $5,188,542 as of December 31, 2017, with each total principal amount comprised of the initial principal of $5.0 million and the cumulative deferred semi-annual interest payments added to principal as of each respective balance sheet date.

The Senior Secured Note total interest expense recognized, which includes both the 15% interest expense and the amortization of the debt discount, was $1,708,322, inclusive of $1,117,315 of amortized debt discount, in the nine months ended September 30, 2018, and $362,142, inclusive of $174,642 of amortized debt discount, in the nine months ended September 30, 2017. The Senior Secured Note remaining unamortized debt discount is $2,126,959 as of September 30, 2018 and $3,244,274 as of December 31, 2017

At our discretion, the aggregate principal balance of the Senior Secured Note and any earned and unpaid interest may be repaid at any time without penalty or premium. Additionally, under the Senior Secured Note, if at our discretion, we sell our PortIO™ Product - i.e. our implantable intraosseous vascular access device - then the Senior Secured Note holders’ may require us to repay the then outstanding aggregate principal amount of the Senior Secured Note, in whole or in part, together with any accrued interest thereon, from the net cash proceeds of such PortIO™ Product sale, provided such principal and interest repayment is limited to the amount of the net cash proceeds from such PortIO™ Product sale.

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

Contractual Obligations (continued)

EsoCheck™ License Agreement

On May 12, 2018, the Company, through its majority-owned subsidiary, Lucid Diagnostics Inc. entered into a patent license agreement with Case Western Reserve University (“CWRU”), referred to as the EsoCheck™ License Agreement, for the exclusive worldwide license of the intellectual property rights of the proprietary technologies of two distinct components - the “EsoCheck™ Cell Collection Device™” or the “EsoCheck™ CCD™”, and the EsoCheck™ DNA Biomarkers or the “EsoCheck™ DX™”, and together are collectively referred to as the “EsoCheck™ Technology”.

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

Lease Agreement - Corporate Office Space

Our corporate office lease is on a month-to-month basis, with a 5% per annum increase in the monthly lease payment effective February 1 of each year, and the lease agreement may be cancelled with three months written notice. As of September 30, 2018, our future minimum lease payments for the corporate office lease on a month-to-month basis are estimated to be $129,874 for the period October 1, 2018 to September 30, 2019.

HCP/Advisors LLC Management Services Agreement

Effective October 31, 2018, a management services agreement, previously effective October 2015, with HCP/Advisors LLC, an affiliate of a former director of the Company, expired and was not renewed by the Company. Under such agreement, the Company paid HCP/Advisors LLC an initial first month’s fee of $35,000 commencing as of November 1, 2015, and thereafter, a monthly fee of $25,000 through October 31, 2018. The Company incurred an expense of $75,000 and $225,000 in each of the three and nine months ended September 30, 2018 and 2017, respectively.

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

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures as of September 30, 2018 have been designed and are functioning effectively to provide reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe a controls system, no matter how well designed and operated, cannot provide absolute assurance the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

On August 7, 2018, the compensation committee of the Company’s board of directors approved increases in base annual salary for each of Lishan Aklog, M.D., the Company’s Chairman Chief Executive Officer, and Dennis M. McGrath, the Company’s Executive Vice President - Chief Financial Officer. As a result of the increases, which were effective commencing on August 16, 2018, Dr. Aklog earns base annual salary at a rate of $431,000 and Mr. McGrath earns base annual salary at a rate of $345,000. Additionally, effective August 16, 2018, Brian J. deGuzman, M.D., the Company’s Chief Medical Officer earns a base annual salary at a rate of $305,000.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation(1)
3.2	Certificate of Amendment to Certification of Incorporation dated April 19, 2015(1)
3.3	Certificate of Amendment to Certificate of Incorporation dated October 1, 2018(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-203569).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 2, 2018

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

Date: November 14, 2018	By:	/s/ Dennis M. McGrath
Dennis M. McGrath, Chief Financial Officer (Principal Financial and Accounting Officer)

