Form 10-Q
period 2019-03-31
PAVmed Inc.
filed 2019-05-15
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 14, 2019 there were 31,376,627 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	1

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2019	3

	Unaudited Condensed Consolidated Statements of Changes in Series A Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the year ended December 31, 2018	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 4	Controls and Procedures	80

PART II	OTHER INFORMATION

Item 6	Exhibits	81

SIGNATURES		82

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets
Cash	$4,190,445	$8,222,119
Prepaid expenses and other current assets	129,212	238,040
Total current assets	4,319,657	8,460,159
Equipment, net	35,852	36,271
Total assets	$4,355,509	$8,496,430

Liabilities, Preferred Stock, and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,385,831	$1,738,837
Accrued expenses and other current liabilities	386,997	1,330,746
Senior Secured Convertible Note at fair value - face value principal of $7,698,500 and $7,750,00 as of March 31, 2019 and December 31, 2018, respectively	8,251,215	7,903,000
Total liabilities	$10,024,043	$10,972,583

COMMITMENTS AND CONTINGENCIES (NOTE 9)

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000,000 shares authorized;
Series B Convertible Preferred Stock, par value $0.001, 1,091,354 and 1,069,941 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2,096,041	2,031,845

Common stock, par value $0.001; 75,000,000 shares authorized, 27,193,023 and 27,142,979 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	27,193	27,143

Additional paid-in capital	33,025,961	32,619,282

Accumulated deficit	(40,591,969)	(36,992,911)
Total PAVmed Inc. Stockholders’ Equity (Deficit)	(5,442,774)	(2,314,641)

Noncontrolling interest	(225,760)	(161,512)

Total Stockholders’ equity (deficit)	(5,668,534)	(2,476,153)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,355,509	$8,496,430

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$—	$—

General and administrative expense	1,692,711	1,380,484
Research and development expense	1,450,950	563,218
Total operating expenses	3,143,661	1,943,702

Loss from operations	(3,143,661)	(1,943,702)

Other income (expense)
Interest expense - Senior Secured Note	—	(500,304)

Change in fair value - Senior Secured Convertible Note	(558,951)	—
Debt extinguishment - Senior Secured Convertible Note	(1,001)	—

Series A and Series A-1 Exchange Offer - March 15, 2018 - incremental fair value - Series Z Warrants issued-upon-exchange of Series A-1 Warrants	—	(349,796)

Change in fair value - Series A Warrants derivative liability	—	(96,480)
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability	—	64,913

Other income (expense), net	(559,952)	(881,667)

Loss before provision for income tax	(3,703,613)	(2,825,369)
Provision for income taxes	—	—
Net loss - before noncontrolling interest	(3,703,613)	(2,825,369)

Net loss attributable to noncontrolling interest	168,751	—

Net loss - attributable to PAVmed Inc.	(3,534,862)	(2,825,369)

Less: Series B Convertible Preferred Stock dividends	(65,481)	(10,406)
Less: Series A-1 Convertible Preferred Stock dividends	—	(25,148)
Less: Series A Convertible Preferred Stock dividends	—	(26,487)

Series A and Series A-1 Exchange Offer - March 15, 2018 - incremental fair value -
Series B Convertible Preferred Stock issued-upon-exchange of Series A Convertible Preferred Stock	—	(726,531)

Series A and Series A-1 Exchange Offer - March 15, 2018 - - incremental fair value -
Series B Convertible Preferred Stock issued-upon-exchange of Series A-1 Convertible Preferred Stock	—	199,241

Net loss attributable to PAVmed Inc. common stockholders	$(3,600,343)	$(3,414,700)

Net loss per share - attributable to PAVmed Inc. - basic and diluted	$(0.13)	$(0.17)
Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted	$(0.13)	$(0.21)
Weighted average common shares outstanding - basic and diluted	27,149,095	16,544,221

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE MONTHS ENDED MARCH 31, 2019

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B
	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2018	1,069,941	$2,031,845	27,142,979	$27,143	$32,619,282	$(36,992,911)	$(161,512)	$(2,476,153)

Debt extinguishment - Senior Secured Convertible
Note - issue shares of common stock	—	—	50,044	50	52,496	—	—	52,546

Series B Convertible Preferred Stock Dividends	21,413	64,196	—	—	—	(64,196)	—	—

Stock-based compensation	—	—	—	—	350,079	—	—	350,079

Stock-based compensation - majority-owned subsidiary	—	—	—	—	4,104	—	104,503	108,607

Loss	—	—	—	—	—	$(3,534,862)	(168,751)	$(3,703,613)

Balance as of March 31, 2019	1,091,354	$2,096,041	27,193,023	$27,193	$33,025,961	$(40,591,969)	$(225,760)	$(5,668,534)

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

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss - before noncontrolling interest (“NCI”)	$(3,703,613)	$(2,825,369)

Adjustments to reconcile net loss - before NCI to net cash used in operating activities
Depreciation expense	3,267	1,803
Stock-based compensation	458,686	271,286
Interest expense accrued - Senior Secured Note	—	194,570
Interest expense - amortization of debt discount - Senior Secured Note	—	305,733
Change in fair value - Senior Secured Convertible Note	558,951	—
Debt extinguishment - Senior Secured Convertible Note	1,001	—
Series A and Series A-1 Exchange Offer - March 15, 2018	—	349,796
Change in fair value - Series A Warrants derivative liability	—	96,480
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability	—	(64,913)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	108,828	(25,366)
Accounts payable	(353,006)	(96,799)
Accrued expenses and other current liabilities	(943,749)	(407,124)
Net cash flows (used in) operating activities	(3,869,635)	(2,199,903)

Cash flows from investing activities
Purchase of equipment	(2,848)	—
Net cash flows (used in) investing activities	(2,848)	—

Cash flows from financing activities
Payment - Non-Installment Payments - Senior Secured Convertible Note	(159,191)	—
Proceeds - issue of common stock in an underwritten public offering	—	4,388,099
Payment - offering costs - underwritten public offering	—	(113,438)
Proceeds - issue of common stock upon exercise of warrants, net	—	20,913
Net cash flows (used in) provided by financing activities	(159,191)	4,295,573

Net (decrease) increase in cash	$(4,031,674)	$2,095,670
Cash, beginning of period	8,222,119	1,535,022
Cash, end of period	$4,190,445	$3,630,692

See accompanying notes to the consolidated financial statements.

PAVMED INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Description of the Business

PAVmed Inc. (“PAVmed” or the “Company”) is a highly-differentiated multi-product technology medical device company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization, employing a business model focused on capital efficiency and speed to market. The Company is focused on advancing its lead products towards regulatory approval and commercialization, protecting its intellectual property, and building its corporate infrastructure and management team. The Company operates in one segment as a medical device company.

On May 8, 2018, Lucid Diagnostics Inc., a majority-owned subsidiary of the Company, was incorporated in the State of Delaware, and on May 12, 2018, Lucid Diagnostics Inc. entered into a license agreement with Case Western Reserve University (“CWRU”) with respect to the intellectual property and proprietary technologies referred to as EsoCheck™ and “EsoGuard™”, as more fully discussed in Note 7, Agreements Related to Acquired Intellectual Property Rights.

To date, the Company has not recognized revenue. The ability to generate revenue depends upon the Company’s ability to successfully complete the development, obtain regulatory approval, and to initiate commercialization of its product candidates. Currently, the Company’s activities are focused principally on obtaining FDA clearance and initializing commercialization of the lead product candidates, including CarpX™, EsoGuard™, EsoCheck™, and PortIO™, along with advancing additional product candidates through their respective research and development phase, including DisappEAR™ and NextFloTM. The Company plans to incur research and development expenses for the foreseeable future from the continued development of its current and future product candidates.

The Company has financed its operations principally through the issuances of its common stock, preferred stock, warrants, and debt, including: proceeds from private offerings of its common stock and common stock purchase warrants prior to the April 28, 2016 closing of its IPO; proceeds from the April 28, 2016 closing of the IPO; and, subsequent issue of shares of convertible preferred stock and common stock purchase warrants in private placements, the issue of shares of common stock of the Company and common stock purchase warrants under effective registration statements; and the issue of debt. See Note 12, Debt, Note 13, Preferred Stock, and Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for further information with respect to the various financing transactions.

Collectively, PAVmed Inc. and Lucid Diagnostics Inc. have proprietary rights to the trademarks used herein, including, among others, PAVmed™, Lucid Diagnostics™, Caldus™, CarpX™, DisappEAR™, EsoCheck™, EsoGuard™, EsoCheck™ Cell Collection Device™, EsoCheck™ CCD™, EsoCheck™ Technology, NextCath™, NextFlo™, PortIO™, and “Innovating at the Speed of Life” ™, among others. Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of “™” or “®”, however, the absence of such marks is not intended to indicate, in any way, each of PAVmed Inc. and /or Lucid Diagnostics Inc. will not assert, to the fullest extent possible under applicable law, its rights or the rights to such trademarks and trade names.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company holds a majority ownership interest and has controlling financial interest in Lucid Diagnostics Inc., with the corresponding noncontrolling interest included as a separate component of consolidated stockholders’ equity, including the recognition in the consolidated statement of the net loss attributable to the noncontrolling interest based on the minority ownership interest in Lucid Diagnostics Inc. See Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a discussion of the Company’s majority-owned subsidiary Lucid Diagnostics Inc. and the corresponding noncontrolling interest.

The condensed balance sheet as of December 31, 2018, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at such date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial information. Certain items have been reclassified to conform to the current period presentation.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make accounting estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates in these unaudited condensed consolidated financial statements include those related to the fair value of each of: debt obligations, common stock purchase warrants, and derivative liabilities, and stock-based compensation. Additional significant estimates includer research and development expenses, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates, judgements, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making such judgements, assumptions, and accounting estimates, the actual financial statement results could differ materially from such accounting estimates and assumptions.

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

The Company incurred a net loss attributable to PAVmed Inc. common stockholders of approximately $3.6 million and net cash flows used in operating activities of approximately $3.9 million for the three months ended March 31, 2019. As of March 31, 2019, the Company had an accumulated deficit of approximately $40.6 million and negative working capital of approximately $5.7 million, with such working capital inclusive of approximately $8.3 million of the estimated fair value of the Senior Secured Convertible Note classified as a current liability and approximately $4.2 million of cash.

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

In June 2018, the FASB issued its Accounting Standards Update (“ASU”) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07), which, upon the effective date, will result in non-employee stock-based compensation to be within the scope of ASC-718, and will supersede ASC 505-50. A principal change of the new guidance is to eliminate the ASC 505-50 required periodic fair value remeasure (“mark-to-market”) and use of the “contractual term” as an input to the Black-Scholes option pricing model to calculate the estimated fair value of stock options issued to non-employees, in favor of the ASC 718 one-time measurement of the grant date fair value and use of an “expected term” as such valuation input, for non-employee stock-based compensation expense, as is currently done for employee stock-based compensation expense.

The amended ASC-718 non-employee stock-based compensation provisions are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, and for all other companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606). With respect to the Company and its majority-owned subsidiary, the amended ASC-718 non-employee stock-based compensation provisions are required to be adopted by no later than January 1, 2020, resulting from the Company’s “JOBS Act EGC Election” as discussed herein above. Additionally, the Company, under its “JOBS Act EGC Election”, adopted ASC 606 as of January 1, 2019, which is the required adoption date of ASC 606 for private companies. At this time, the Company and its majority-owned subsidiary continue to apply the guidance of ASC-505-50 with respect to non-employee stock-based compensation, subject-to the future adoption date of the amended ASC-718 provisions with respect to non-employee stock-based compensation.

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

As of March 31, 2019 and December 31, 2018, the carrying values of cash, accounts payable, and accrued expenses, approximate their respective fair value due to the short-term nature of these financial instruments.

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

The Company accounts for the issued and outstanding Senior Secured Convertible Note under the “FVO election” of ASC 825, Financial Instruments, as discussed below. The Senior Secured Convertible Note is principally a debt financial instrument host containing embedded features and /or options which would otherwise be required to be bifurcated from the debt host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825-10-15-4 provides for the “fair value option (“FVO”), to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Further, the estimated fair value adjustment, as required by ASC 825-10-45-5, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the consolidated statement of operations. With respect to the Company, the “other income (expense) component” of the Senior Secured Convertible Note fair value adjustment is presented in a single line in the consolidated statement of operations, as provided for by ASC 825-10-50-30(b). See Note 11, Financial Instruments Fair Value Measurements, and Note 12, Debt, for a further discussion of such FVO election and the Senior Secured Convertible Debt.

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

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of March 31, 2019 and December 31, 2018.

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2019 the Company does not have any unrecognized tax benefits resulting from uncertain tax positions.

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. There were no amounts accrued for penalties or interest as of March 31, 2019 and December 30, 2018 or recognized during the three months ended March 31, 2019 and 2018. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adoption of ASC 842 as of January 1, 2019 did not have a significant effect on the Company’s unaudited condensed consolidated financial position, results of operations, and cash flows.

Note 3 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	March 31, 2019	December 31, 2018
Security deposits	$14,250	$14,250
Advanced payments to service providers and suppliers	97,882	223,790
Total prepaid expenses and other current assets	$129,212	$238,040

Note 4 — Equipment, Net

	March 31, 2019	December 31, 2018
Research and development equipment	$40,380	$40,380
Computer equipment	19,432	16,584
Equipment, gross	59,812	56,964
Less: accumulated depreciation	(23,960)	(20,693)
Equipment, net	$35,852	$36,271

The purchases of research and development equipment include $3,261 of such purchases included in accounts payable as of December 31, 2018 in the accompanying unaudited condensed consolidated balance sheet. Depreciation expense recognized was $3,267 and $1,803 during the three months ended March 31, 2019 and 2018, respectively.

Note 5 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	March 31, 2018	December 31, 2018
Bonus	$57,700	$873,621
Payroll	—	145,937
Vacation	65,654	38,763
License agreement fee	222,553	222,553
Operating expenses	41,090	49,872
Total accrued expenses and other current liabilities	$386,997	$1,330,746

The accrued bonus as of March 31, 2019 represents the estimated amount recognized on a pro rata basis during 2019 of the guaranteed bonus payment to the Company’s Chief Executive Officer (“CEO”) under the CEO Employment Agreement. At December 31, 2018, the accrued bonus represents the guaranteed bonus payment to the CEO and discretionary bonus payments to the CEO and other employees.

The accrued payroll at December 31, 2018 represents earned but unpaid salary payable to the Company’s CEO for the period July 1, 2017 to January 31, 2018, under the terms of the previous Senior Secured Note, wherein, the CEO agreed to the payment of a reduced salary until the Senior Secured Note debt was repaid-in-full. The accrued CEO payroll was subsequently paid in January 2019 upon the Senior Secured Note being repaid-in-full on December 27, 2018 concurrent with the issue of the Senior Secured Convertible Note. See Note 12 — Debt, for a discussion of each of the “Senior Secured Convertible Note” and the “Senior Secured Note”.

The accrued license agreement fee as of March 31, 2019 and December 31, 2018 is the remaining unpaid balance of the license fee incurred in connection with the CWRU License Agreement, as discussed in Note 7, Agreements Related to Acquired Intellectual Property Rights.

Note 6 — Income Taxes

In the three months ended March 31, 2019 and 2018, the Company recognized a deferred tax benefit which was offset fully by a corresponding valuation allowance.

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

As required by FASB ASC Topic 740, Income Taxes”, (“ASC 740), a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. Accordingly, the Company evaluated the positive and negative evidence bearing upon the estimated realizability of the net deferred tax assets, and based on the Company’s history of operating losses, concluded it is more-likely-than-not the deferred tax assets will not be realized, and therefore recognized a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, as of March 31, 2019 and December 31, 2018.

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

Note 7 — Agreements Related to Acquired Intellectual Property Rights

Patent License Agreement - Case Western Reserve University

On May 12, 2018, Lucid Diagnostics Inc., a majority-owned subsidiary of the Company, entered into a patent license agreement with Case Western Reserve University (“CWRU”), for the exclusive worldwide license of the intellectual property rights for two distinct proprietary technologies, referred to as “EsoCheck™”, a cell sample collection device, and EsoGuard™, a panel of methylated DNA biomarkers - the “CWRU License Agreement”.

The CWRU License Agreement provides for the exclusive worldwide license of the intellectual property rights for two distinct proprietary technologies: “EsoCheck™”, a cell sample collection device, and EsoGuard™, a panel of methylated DNA biomarkers. As used herein, EsoCheck™ and EsoGuard™ are collectively referred to as the “EsoGuard™ Technology”.

Under the CWRU License Agreement, Lucid Diagnostics Inc. recognized an accrued license fee of approximately $273,000, including an initial payment of $50,000, and subsequent quarterly payments of $50,000 until such fee is paid-in-full, provided, however, the commencement of the quarterly payments is subject to Lucid Diagnostics Inc. consummation of a bona fide financing with an unrelated third-party in excess of $500,000. In this regard, the remaining balance of the CWRU License Agreement is unpaid and has been recognized as an accrued expense liability as of March 31, 2019 and December 31, 2018.

The CWRU License Agreement fee was recognized on the May 12, 2018 effective date as a current period research and development expense, with the remaining unpaid balance included in accrued expenses and other current liabilities. The CWRU License Agreement was determined not to meet the “business combination” criteria under FASB ASC Topic 805, Business Combinations (“ASC 805”), as such license agreement did not meet the ASC 805 definition of a business, as the transaction resulted in an intangible asset of acquired intellectual property rights only, and the Company did not acquire any employees or tangible assets, or any processes, protocols, or operating systems. Accordingly, the transaction was determined to be to be an asset acquisition under ASC 805. Further, as noted, the cost of the acquired intellectual property rights were recognized as a current period research and development expense, as required under FASB ASC Topic 730, Research and Development (ASC 730), as the acquired intellectual property rights were purchased from others for use in a research and development activity, and for which there are no alternative future uses.

The CWRU License Agreement also provides for potential payments upon the achievement of certain product development and regulatory clearance milestones. If Lucid Diagnostics Inc. does not meet certain milestones listed in the CWRU License Agreement, then CWRU has the right, in its sole discretion, to require the Company to transfer to CWRU a percentage, varying up to 100%, of the shares of common stock of Lucid Diagnostics Inc. held by the Company. Lucid Diagnostics Inc. will also be required to pay a minimum annual royalty commencing the year after the first commercial sale of products resulting from the commercialization of the licensed intellectual property, with the minimum amount rising based on net sales of such product(s), if any. Such contingent milestone and /or royalty payments, if any, will be recognized in the period in which such payment obligations are incurred. Reimbursement of patent fees under the CWRU License Agreement of approximately $31,000 were recognized as research and development expense in three months ended March 31, 2019. There were no such expenses in the corresponding period of the prior year.

The CWRU License Agreement terminates upon the expiration of certain related patents, or on May 12, 2038 in countries where no such patents exist, or upon expiration of any exclusive marketing rights granted by the FDA or other U.S. government agency, whichever comes later.

The three physician inventors of the licensed intellectual property, each entered into consulting agreements with Lucid Diagnostics Inc. to support its continued development. In addition to cash compensation based on a contractual rate per hour, additional compensation under each such consulting agreement included the grant of stock options to each individual under each of the PAVmed Inc 2014 Long-Term Incentive Plan and the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan. See Note 10, Stock-Based Compensation, for information regarding each of the “PAVmed Inc. 2014 Long-Term Incentive Plan” and the separate “Lucid Diagnostics Inc 2018 Long-Term Incentive Equity Plan”, with respect to the stock options granted as discussed above.

See Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a discussion of the Company’s majority-owned subsidiary Lucid Diagnostics Inc. and the corresponding noncontrolling interest.

Note 7 — Agreements Related to Acquired Intellectual Property Rights - continued

Patent License Agreement - Case Western Reserve University - (continued)

In June 2018, Lucid Diagnostics Inc. entered into a contract development and manufacturing organization (CDMO) agreement with an unrelated third-party for the supply of the “EsoCheck™” cell sample collection device, principally for use in research and development activities - referred to herein as the “EsoCheck™ Supply Agreement”. The EsoCheck™ Supply Agreement contains a firm price per unit, and a contractual minimum unit purchase quantity, is cancellable with 10 day notice, among other routine and customary provisions. With respect to the contractual minimum unit purchase quantity, if Lucid Diagnostics Inc. terminates the EsoCheck™ Supply Agreement without “good reason”, as defined, prior to placing purchase orders for 5,000 units, then Lucid Diagnostics Inc. will make a single one-time $50,000 payment to the unrelated third-party CDMO. The minimum quantity contingent payment, if any, will be recognized as a current period expense if and when such payment obligation is incurred. Further, in June 2018 Lucid Diagnostics Inc. entered into a separate consulting agreement with the unrelated third-party owner of the CDMO, with the sole compensation under such consulting agreement being the grant of stock options under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan. See Note 10, Stock-Based Compensation, for information regarding the separate “Lucid Diagnostics Inc 2018 Long-Term Incentive Equity Plan”.

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

Upon execution of the Tufts Patent License Agreement, the Company paid the Licensors an upfront non-refundable fee of $50,000, with such fee recognized as of the transaction date as a current period research and development expense in the statement of operations. The Tufts Patent License Agreement was determined to be an asset acquisition under the criteria under FASB ASC Topic 805, Business Combinations (“ASC 805”), as it did not meet the ASC 805 definition of a business, as the transaction resulted in an intangible asset of acquired intellectual property rights only, and the Company did not acquire any employees or tangible assets, or any processes, protocols, or operating systems. Further, the cost of the acquired intellectual property rights were recognized as a current period research and development expense, as required under ASC Topic 730, Research and Development (ASC 730), as the acquired intellectual property rights were purchased from others for use in a research and development activity, and for which there are no alternative future uses.

The Tufts Patent License Agreement also provides for potential payments from the Company to the Licensors upon the achievement of certain product development and regulatory clearance milestones as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents. The Company will recognize as a current period expense for contingent milestone payments or royalties in the period in which such payment obligations are incurred, if any. Reimbursement of patent fees under the Tufts Patent License Agreement of approximately $3,900 and $36,000 were recognized as research and development expense in each of the three months ended March 31, 2019 and 2018, respectively.

Note 8 — Related Party Transactions

Effective October 31, 2018, a management services agreement with HCP/Advisors LLC, an affiliate of a former director of the Company, expired and was not renewed by the Company. The Company incurred an expense of $75,000 in the three months ended March 31, 2018, with such fees included in “general and administrative expenses” in the accompanying unaudited condensed consolidated statements of operations. As noted, the agreement expired and was not renewed, and accordingly, there are no such fees incurred in the corresponding current year period.

Note 9 — Commitments and Contingencies

Lease

The Company’s corporate office lease is on a month-to-month basis, with a 5% per annum increase in the monthly lease payment effective February 1 of each year, and the lease agreement may be cancelled with three months written notice. Total rent expense incurred under the corporate office space lease arrangement was approximately $32,500 and $31,000 for the three months ended March 31, 2019 and 2018, respectively. As of December 31, 2018, the Company’s future minimum lease payments for the corporate office lease on a month-to-month basis are estimated to be approximately $133,000 for the period April 1, 2019 to March 31, 2020.

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

Employment Agreements

The Company has entered into employment agreements with each of: Dr. Lishan Aklog, M.D., Chief Executive Officer, with an annual base salary of $431,000, effective as of March 15, 2019; Dennis M. McGrath, President and Chief Financial Officer, with an annual base salary of $345,000, effective March 15, 2019; and, Dr. Brian J. deGuzman, M.D., Chief Medical Officer, with an annual base salary of $305,000, effective July 1, 2016. In addition to the annual base salary, Dr. Aklog’s employment agreement provides additional compensation with respect to the payment of certain transportation and membership fees. The respective employment agreements with each of Dr. Aklog and Mr. McGrath have an initial term of 3 years, with an automatic renewal of one year, unless terminated earlier, generally with a sixty notice requirement or thirty days for termination for cause, as defined, and the employment agreement with Dr. deGuzman has an expiration date of June 30, 2021.

Upon termination without cause by the Company or voluntarily on the part of Dr. Aklog or Mr. McGrath for good reason, as defined, each may receive severance payments equal to 100% of base salary for twelve months, a pro-rata bonus for the year of termination, and up to twelve months of Company provided health insurance benefits. If termination occurs as a result of a change of control, as defined, then the base salary severance would be for twenty-four months. Under the terms of the employment agreement with Dr. deGuzman, if the Company terminates employment without cause, or if Dr. deGuzman terminates his employment with the Company for good reason, each as defined in the employment agreement, then, Dr. deGuzman may receive 100% of the base salary in effect at the time of the employment termination from the initial date of employment termination through the expiration date of the employment agreement. The contingent severance compensation payment(s) obligations under each respective employment agreement, if any, will be recognized as a current period expense if and when such payment obligation is incurred.

Note 10 — Stock-Based Compensation

PAVmed Inc. 2014 Long-Term Incentive Equity Plan

The PAVmed Inc. 2014 Long-Term Incentive Equity Plan (the “PAVmed Inc. 2014 Equity Plan”), adopted by the Company’s board of directors and stockholders in November 2014, is designed to enable the Company to offer employees, officers, directors, and consultants, as defined, an opportunity to acquire a proprietary interest in the Company. The PAVmed Inc. 2014 Equity Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, and other stock-based awards subject to limitations under applicable law. All awards under the PAVmed Inc. 2014 Equity Plan are subject to approval by the compensation committee of the Company’s board of directors. Stock options and restricted stock awards are issued and outstanding under the PAVmed Inc. 2014 Equity Plan.

A total of 5,951,081 shares of common stock of PAVmed Inc. are reserved for issuance under the PAVmed Inc. 2014 Equity Plan, with 674,795 shares available for grant as of March 31, 2019, exclusive of 500,854 PAVmed Inc. stock options previously granted outside the PAVmed Inc. 2014 Equity Plan.

PAVmed Inc 2014 Equity Plan - Stock Options

		Weighted
	Number	Average	Aggregate
	Stock	Exercise	Intrinsic
PAVmed Inc. 2014 Equity Plan - Stock Options	Options	Price	Value
Outstanding stock options at December 31, 2018	3,327,140	$4.40
Granted	1,750,000	$1.00
Exercised	—	$—
Forfeited	—	$—
Outstanding stock options at March 31, 2019	5,077,140	$2.76	$181,500
Vested and exercisable stock options at March 31, 2019	2,315,062	$4.10	$15,667
Unvested stock options at March 31, 2019	2,762,078	$1.64	$165,833

Outstanding stock options at December 31, 2017	1,936,924	$5.19
Granted	1,585,324	$2.01
Exercised	—	$—
Forfeited	(195,108)	$5.00
Outstanding stock options at December 31, 2018	3,327,140	$3.68	$—
Vested and exercisable stock options at December 31, 2018	1,620,310	$4.40	$—
Unvested stock options at December 31, 2018	1,656,830	$2.73	$—

The aggregate intrinsic value is computed as the difference between the quoted price of the PAVmed Inc. common stock on each of December 31, 2018 and 2017 and the exercise price of the underlying PAVmed Inc. stock options, to the extent such quoted price is greater than the exercise price.

As noted above, during the three months ended March 31, 2019, an aggregate of 1,750,000 stock options were granted under the PAVmed Inc. 2014 Equity Plan, inclusive of 800,000 stock options granted to non-executive members of the Company’s board of directors and 950,000 stock options granted to employees and an executive member of the Company’s board of directors, each with a grant date of March 7, 2019, an exercise price of $1.00 per share of PAVmed Inc common stock, vesting ratably on a quarterly basis commencing March 31, 2019 and ending December 31, 2021, and a ten year contractual term from date-of-grant.

As noted above, during the year ended December 31, 2018, an aggregate of 1,585,324 stock options were granted under the PAVmed Inc. 2014 Equity Plan, each with a ten year contractual term from date-of-grant, including:

●	January 2018 - 175,000 PAVmed Inc. stock options were granted to a new hire employee, having an exercise price of $2.96 per share of common stock of PAVmed Inc. and vesting ratably on a quarterly basis commencing March 31, 2018 and ending December 31, 2020;

●	February 2018 - a total of 400,000 PAVmed Inc. stock options were granted to non-executive members of the Company’s board of directors, and a total of 690,216 PAVmed Inc. stock options were granted to employees and an executive member of the Company’s board of directors, each having an exercise price of $2.01 per share of common stock of PAVmed Inc. and vesting ratably on a quarterly basis commencing March 31, 2018 and ending December 31, 2020; and,

●	May 2018 - a total of 75,000 PAVmed Inc. stock options were granted, including 25,000 stock options granted to each of the three non-employee physician inventors of the intellectual property underlying the CWRU License Agreement under each of their respective consulting agreements with Lucid Diagnostics Inc., having an exercise price of $1.59 per share of common stock of PAVmed Inc. and vesting ratably on a quarterly basis commencing June 30, 2018 and ending March 31, 2021. See Note 7, Agreements Related to Acquired Intellectual Property Rights, for a discussion of the CWRU License Agreement between Lucid Diagnostics Inc. and Case Western Reserve University and the consulting agreements between the three individual physicians and Lucid Diagnostics Inc.

Note 10 — Stock-Based Compensation - continued

PAVmed Inc. 2014 Long-Term Incentive Equity Plan - continued

PAVmed Inc 2014 Equity Plan - Stock Options - continued

●	July 2018 - 195,108 PAVmed Inc. stock options were granted to a new hire employee, having an exercise price of $1.58 per share of common stock of PAVmed Inc. and vesting ratably on a quarterly basis commencing September 30, 2018 and ending June 30, 2021.

●	November 2018 - 50,000 PAVmed Inc. stock options were granted to a new hire employee having an exercise price of $0.97 per share of common stock of PAVmed Inc. and vesting ratably on a quarterly basis commencing December 31, 2018 and ending September 30, 2021.

In February 2018, a total of 195,108 stock options, previously granted under the PAVmed Inc. 2014 Equity Plan, were forfeited in connection with the resignation of two members from the Company’s board of directors.

As of March 31, 2019, the weighted average remaining contractual term of outstanding stock options was 8.7 years for stock options outstanding and 7.7 years for stock options vested and exercisable, under the PAVmed Inc. 2014 Equity Plan.

PAVmed Inc 2014 Equity Plan - Restricted Stock Awards

On March 15, 2019, a total of 700,000 restricted stock awards were granted to employees under the PAVmed Inc. 2014 Equity Plan, representing a corresponding number of shares of common stock of the Company, which vest ratably on an annual basis, commencing March 15, 2020 and ending March 15, 2022. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

The restricted stock awards were measured at their grant date fair value, which is the grant date closing price of the underlying common stock of the Company. The 700,000 restricted stock awards granted on March 15, 2019 had an aggregate fair value of $742,000, with such stock-based compensation expense recognized ratably over the requisite service period, which is the vesting period, commencing on the March 15, 2019 grant date. There were no vested restricted stock awards as of March 31, 2019.

Note 10 — Stock-Based Compensation (continued)

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan

The Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (the “Lucid Diagnostics Inc. 2018 Equity Plan”) became effective on May 12, 2018 and is separate and apart from the PAVmed Inc. 2014 Equity Plan discussed above. The Lucid Diagnostics Inc. 2018 Equity Plan is designed to enable Lucid Diagnostics Inc. to offer employees, officers, directors, and consultants, as defined, an opportunity to acquire shares of common stock of Lucid Diagnostics Inc. The Lucid Diagnostics Inc. 2018 Equity Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Lucid Diagnostics Inc. board of directors. Stock options are issued and outstanding under the PAVmed Inc. 2014 Equity Plan.

Lucid Diagnostics Inc 2018 Equity Plan - Stock Options

		Weighted
	Number	Average
	Stock	Exercise
Lucid Diagnostics Inc. 2018 Equity Plan - Stock Options	Options	Price
Outstanding stock options at December 31, 2018	375,000	$0.60
Granted	300,000	$1.00
Exercised	—	$—
Forfeited	—	$
Outstanding stock options at March 31, 2019	675,000	$0.78
Vested and exercisable stock options at March 31, 2019	327,083	$0.85
Unvested stock options at March 31, 2019	347,917	$0.71

Outstanding stock options at December 31, 2017	—	$—
Granted	375,000	$0.60
Exercised	—	$—
Forfeited	—	$
Outstanding stock options at December 31, 2018	375,000	$0.60
Vested and exercisable stock options at December 31, 2018	87,500	$0.57
Unvested stock options at December 31, 2018	287,500	$0.61

As noted above, during the three months ended March 31, 2019, 300,000 Lucid Diagnostics Inc. stock options were granted under the Lucid Diagnostics Inc. 2018 Equity Plan to an employee of PAVmed Inc., with a grant date of February 18, 2019, an exercise price of $1.00 per share of common stock of Lucid Diagnostics Inc., and with 200,000 such stock options vesting immediately upon grant, and 100,000 of such stock options vesting ratably on a quarterly basis commencing March 31, 2019 and ending December 31, 2021, and having a ten year contractual term from date-of-grant.

As noted above, during the year ended December 31, 2018, an aggregate of 375,000 Lucid Diagnostics Inc. stock options were granted under the Lucid Diagnostics Inc. 2018 Equity Plan, each with a ten year contractual term from date-of-grant, including:

May 2018 - under their respective consulting agreements with Lucid Diagnostics Inc., each of the three non-employee physician inventors of the “EsoCheck™” and “EsoGuard™” intellectual property underlying the CWRU License Agreement were granted 100,000 stock options under the Lucid Diagnostics Inc. 2018 Equity Plan to purchase shares of common stock of Lucid Diagnostics Inc. at an exercise price of $0.50 per share of common stock of Lucid Diagnostics Inc., with such stock options vesting ratably on a quarterly basis commencing June 30, 2018 and ending March 31, 2021. See Note 7, Agreements Related to Acquired Intellectual Property Rights, for a discussion of the license agreement between Lucid Diagnostics Inc. and Case Western Reserve University; and the consulting agreements between the three individual physicians and Lucid Diagnostics Inc; and,

June 2018 - under a consulting agreement between Lucid Diagnostics Inc., as sole compensation under such consulting agreement, the unrelated third party owner of the manufacturing firm of the “EsoCheck™ Device CDMO Supply Agreement”, was granted 75,000 stock options under the Lucid Diagnostics Inc. 2018 Equity Plan to purchase shares of common stock of Lucid Diagnostics Inc. at an exercise price of $1.00 per share of common stock of Lucid Diagnostics Inc., with such stock options vesting ratably on a quarterly basis commencing September 30, 2018 and ending June 30, 2021. See Note 7, Agreements Related to Acquired Intellectual Property Rights, for a discussion of each of the separate consulting agreement and the EsoCheck™ Device CDMO Supply Agreement.

As of March 31, 2019, the weighted average remaining contractual term was 9.5 years for stock options outstanding and 9.6 years for stock options vested and exercisable, under the Lucid Diagnostics Inc. 2018 Equity Plan.

A total of 2,000,000 shares of common stock of Lucid Diagnostics Inc. are reserved for issuance under the Lucid Diagnostics Inc. 2018 Equity Plan, with 1,325,000 shares available for grant as of March 31, 2019.

Note 10 — Stock-Based Compensation (continued)

Stock-Based Compensation Expense

Consolidated stock-based compensation expense recognized for both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, with respect to stock options and restricted stock awards, for the periods indicated, was as follows:

	Three Months Ended March 31,
	2019	2018
General and administrative expenses	$284,663	$219,394
Research and development expenses	174,023	51,892
Total	$458,686	$271,680

The stock-based compensation expense related to stock options granted to employees and directors is based on the grant-date fair value, and for stock options granted to non-employees is based on the vesting date fair value, with the expense recognized on a straight-line basis over the award’s requisite service period, which is generally the vesting period.

Stock-based compensation recognized by Lucid Diagnostics Inc. included $4,104 in the three months ended March 31, 2019 with respect to stock options granted under the PAVmed Inc. 2014 Equity Plan to non-employees providing services to Lucid Diagnostics Inc., and $104,503 in the three months ended March 31, 2019 with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan to a PAVmed Inc employee and to non-employees, each providing services to Lucid Diagnostics Inc. - with each such stock based compensation expense included in consolidated research and development expense as presented above. There was no such Lucid Diagnostics Inc. stock-based compensation expense recognized for the corresponding prior year period.

As of March 31, 2019, under the PAVmed Inc. 2014 Equity Plan, total unrecognized stock-based compensation expense of approximately $1.9 million is expected to be recognized over the weighted average remaining requisite service period of 1.6 years with respect to stock options, and, total unrecognized stock-based compensation expense of approximately $0.7 million is expected to be recognized over the weighted average remaining requisite service period of 2.9 years with respect to restricted stock awards; and, under the Lucid Diagnostics Inc. 2018 Equity Plan, total unrecognized stock-based compensation expense of approximately $0.2 million is expected to be recognized over the weighted average remaining requisite service period of 2.3 years with respect to stock options.

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

Note 10 — Stock-Based Compensation - continued

Stock-Based Compensation Expense - continued

Stock-based compensation expense recognized for stock options granted to employees and members of the board of directors under the PAVmed Inc. 2014 Equity Plan was based on a weighted average fair value of $0.93 per share and $1.23 per share, during the three months ended March 31, 2019 and 2018, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Three Months Ended March 31,
	2019	2018
Risk free interest rate	2.3%	2.0%
Expected term of stock options (in years)	5.7	5.8
Expected stock price volatility	50%	50%
Expected dividend yield	0%	0%

Stock-based compensation expense recognized for stock options granted to non-employees under the PAVmed Inc. 2014 Equity Plan was based on a weighted average fair value of $1.99 per share and $2.59 per share, during the three months ended March 31, 2019 and 2018, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Three Months Ended March 31,
	2019	2018
Risk free interest rate	2.4%	2.3%
Expected term of stock options (in years)	8.6	8.2
Expected stock price volatility	60%	60%
Expected dividend yield	0%	0%

Stock-based compensation expense recognized for stock options granted to employees under the Lucid Diagnostics Inc. 2018 Equity Plan was based on a fair value of $0.39 per share, calculated using the Black-Scholes valuation model assumptions of a risk free rate of 2.5%, an expected term of 5.8 years, an expected stock price volatility of 63%, and an expected dividend yield of 0%.

Stock-based compensation expense recognized for stock options granted to non-employees under the Lucid Diagnostics Inc. 2018 Equity Plan was based on a weighted average fair value of $0.57 per share during the three months ended March 31, 2019, calculated using the following weighted average Black-Scholes valuation model assumptions:

Three Months Ended
March 31, 2019
Risk free interest rate	2.5%
Expected term of stock options (in years)	9.3
Expected stock price volatility	62%
Expected dividend yield	0%

There was no such Lucid Diagnostics Inc. 2018 Equity Plan stock-based compensation expense for the corresponding prior year period.

Note 11 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using(1)
	Level-1	Level-2	Level-3
	Inputs	Inputs	Inputs	Total
March 31, 2019
Senior Secured Convertible Note	$—	$—	$8,251,215	$8,251,215
Totals	$—	$—	$8,251,215	$8,251,215

December 31, 2018
Senior Secured Convertible Note	$—	$—	$7,903,000	$7,903,000
Totals	$—	$—	$7,903,000	$7,903,000

(1)	As noted above, as presented in the fair value hierarchy table, Level-1 represents quoted prices in active markets for identical items, Level-2 represents significant other observable inputs, and Level-3 represents significant unobservable inputs.

Senior Secured Convertible Note

In a private placement transaction on December 27, 2018 with an institutional investor - referred to as “Investor”, “Lender”, and /or “Holder” - the Company entered into a Securities Purchase Agreement under which it issued a Senior Secured Convertible Note Agreement, with such agreement having an issue date of December 27, 2018, a contractual maturity date of December 31, 2020, a face value principal of $7.75 million, and a stated interest rate of 7.875% per annum - the “Senior Convertible Note”. At the election of the Holder, the Senior Convertible Note may be converted into shares of common stock of the Company. The Senior Convertible Note proceeds were $7.0 million after payment of $750,000 of lender fees.

The Senior Convertible Note requires bi-monthly payments on the 15th calendar day and the last trading day of the month, commencing January 15, 2019 and ending December 31, 2020. The bi-monthly payments include a contractually stated face value principal repayment, referred to as an Installment Amount, and a payment based on the outstanding face value principal and the 7.875% annual interest rate, or an 18% annual interest rate in the Event of Default, as defined in the Senior Secured Convertible Note Agreement, referred to herein as a non-installment payment. The bi-monthly payments of January 15, 2019 through June 15, 2019 are non-installment payments only, and the bi-monthly payments commencing June 28, 2019 through December 31, 2020 include both the Installment Amount and the non-installment payment. See Note 12, Debt, for further information with respect to the Senior Secured Convertible Note.

The Senior Convertible Note is principally a debt financial instrument host containing embedded features and /or options which would otherwise be required to be bifurcated from the debt host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815, Derivatives and Hedging. Notwithstanding, the Senior Convertible Note is being afforded the guidance of the “fair value option (“FVO”) of ASC 825, Financial Instruments, specifically, the FVO election provided for under ASC 825-10-15-4. As such, the Senior Convertible Note is initially measured at its December 27, 2018 issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value recognized as current period income or expense.

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

Note 11 — Financial Instruments Fair Value Measurements - continued

Senior Secured Convertible Note - continued

The Senior Convertible Note estimated fair value, changes in fair value, face value principal payable, and changes in face value principal payable, as of March 31, 2019 and December 31, 2018, is as follows:

Senior Secured Convertible Note - March 31, 2019	Fair Value	Face Value Principal Payable
Balances - December 31, 2018	$7,903,000	$7,750,000
Less: bi-monthly Installment Amount - cash	—	—
Less: bi-monthly Installment Amount - issue shares of common stock		—
Less: bi-monthly non-installment payments - Cash	(159,191)	—
Less: bi-monthly non-installment payments - issue shares of common stock	—	—
Less: Conversion to shares of common stock - conversion price voluntary adjustment	(51,545)	(51,500)
Fair value adjustment	558,951	—
Balances - March 31, 2019	$8,251,215	$7,698,500

		Face Value
		Principal
Senior Secured Convertible Note - December 31, 2018	Fair Value	Payable
Fair Value /Face Value Principal Payable - issue date December 27, 2018	$7,750,000	$7,750,000
Less: bi-monthly Installment Amount - as of December 31, 2018	—	—
Less: bi-monthly non-installment payments - as of December 31, 2018	—	—
Fair value adjustment - December 31, 2018	153,000	—
Fair Value /Face Value Principal Payable - December 31, 2018	$7,903,000	$7,750,000

The fair value adjustments of $558,951 as of March 31, 2019, $153,000 as of December 31, 2018, and $750,000 on the December 27, 2018 issue date, each as presented above, were recognized as a current period expense, as no portion of such fair value adjustments resulted from instrument-specific credit risk of the Senior Convertible Note, as of the dates noted.

The estimated fair value of the Senior Convertible Note at March 31, 2019, December 31, 2018, and the December 27, 2018 issue date, were computed using a combination of the present value of the Senior Convertible Note cash flows using a synthetic credit rating analysis’ required rate of return and the Black-Scholes option pricing model, using the following assumptions:

			Issue Date
Fair Value Assumptions	March 31,	December 31,	December 27
Senior Secured Convertible Note	2019	2018	2018
Fair value	$8,251,215	$7,903,000	$7,750,000
Face value principal payable	$7,698,500	$7,750,000	$7,750,000
Required rate of return	11.0%	13.1%	13.2%
Conversion price	$1.60	$1.60	$1.60
Value of common stock	$1.10	$0.96	$0.92
Expected term (years)	1.76	2.0	2.0
Volatility	50%	50%	46%
Risk free rate	2.3%	2.5%	2.5%
Dividend yield	0%	0%	0%

Note 11 — Financial Instruments Fair Value Measurements - continued

Series A Preferred Stock Units

The (previous) Series A Warrant and the Series A Convertible Preferred Stock conversion option were each determined to be a derivative liability under FASB ASC Topic 815, Derivative and Hedging (ASC 815), as the Series A Warrant exercise price and the Series A Convertible Preferred Stock common stock exchange factor denominator, were each subject to potential adjustment resulting from future financing transactions, under certain conditions, along with certain other provisions which may result in required or potential full or partial cash settlement.

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

The number of Series A Warrants and shares of Series A Convertible Preferred Stock issued and outstanding as of December 31, 2018 is as follows:

		Series A
	Series A	Convertible
Issued and Outstanding - December 31, 2018	Warrants	Preferred Stock
Issued and outstanding as of December 31, 2017	268,001	249,667
Series A and Series A-1 Exchange Offer - March 15, 2018	(268,001)	(249,667)
Issued and outstanding as of December 31, 2018	—	—

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

The reconciliation of each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability as of December 31, 2018 is as follows:

		Series A
		Convertible
	Series A	Preferred Stock
Derivative Liability - December 31, 2018	Warrants	Conversion Option
Balance at December 31, 2017	$761,123	$212,217
Change in fair value - March 15, 2018 Exchange Date	(246,561)	(64,913)
Series A and Series A-1 Exchange Offer - March 15, 2018	(514,562)	(147,304)
Balance at December 31, 2018	$—	$—

As noted above, the Series A Warrants derivative liability and the Series A-1 Convertible Preferred Stock conversion option derivative liability were each initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value recognized as other income or expense.

The Series A Warrants derivative liability and the Series A-1 Convertible Preferred Stock conversion option derivative liability were fully extinguished-upon-exchange on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, as discussed below. Accordingly, the final estimated fair value of each respective derivative liability was as of the March 15, 2018 Exchange Date, with such change in estimated fair value resulting in the respective recognition of income of $246,561 and $64,913, with a corresponding decrease in each of the Series A Warrants and the Series A Convertible Preferred Stock conversion option derivative liability, respectively.

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

Fair Value Assumptions
Series A Warrants Derivative Liability	March 15, 2018(1)
Calculated aggregate estimated fair value	$514,562
Series A Warrants outstanding	268,001
Value of common stock	$1.70
Exercise price per share - Series A Warrant	$6.61
Exercise price per share - Series X Warrant	$6.00
Expected term (years)	6.1
Volatility	59%
Risk free rate	2.7%
Dividend yield	0%

Fair Value Assumptions
Series A Convertible Preferred Stock
Conversion Option Derivative Liability	March 15, 2018(1)
Calculated aggregate estimated fair value	$147,304
Series A Convertible Preferred Stock shares	249,667
Value of common stock	$1.70
Common stock exchange factor numerator	$6.00
Common stock exchange factor denominator	$4.97
Expected term (years)	6.1
Volatility	59%
Risk-free interest rate	2.7%
Dividend yield	0%

(1)	As the Series A Warrants and shares of Series A Convertible Preferred Stock were each fully exchanged on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, the final estimated fair value of each respective derivative liability was as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer discussed below.

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

See Note 13, Preferred Stock, for further information with respect to Series B Convertible Preferred Stock, Series A-1 Convertible Preferred Stock, and Series A Convertible Preferred Stock, and Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for further information with respect to common stock purchase warrants, including Series Z Warrants.

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

Series A
Series B Convertible Preferred Stock Issued-Upon-Exchange	Series A-1
Series A Convertible Preferred Stock and Conversion Option Derivative Liability	Exchange Offer
Extinguished-Upon-Exchange	March 15, 2018
Deemed Dividend Charged to Accumulated Deficit	Exchange Date
Fair value - 499,334 shares of Series B Convertible Preferred Stock issued-upon-exchange	$873,835
Less: Fair value - Series A Convertible Preferred Stock conversion option derivative liability
extinguished-upon-exchange	147,304
Less: Carrying value - 249,667 shares of Series A Convertible Preferred Stock
extinguished-upon-exchange	—
Deemed dividend charged to accumulated deficit	$726,531

Series A and Series A-1 Exchange Offer - March 15, 2018

Series B Convertible Preferred Stock Issued-Upon-Exchange of Series A Convertible Preferred Stock - continued

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

			Fair Value
			Change
			Series A
		Series Z	Warrant
	Series A	Warrants	Derivative
	Warrants	Additional	Liability
	Derivative	Paid In	Other
Series Z Warrants Issued Upon Exchange of Series A Warrants - March 15, 2018	Derivative Liability	Capital Equity	Income (Expense)
Series A Warrants derivative liability - December 31, 2017	$761,123	$—	$—
Series A Warrants derivative liability change in fair value - March 15, 2018	(246,561)		246,561
Sub-Total: Series A Warrants derivative liability - March 15, 2018 Exchange Date	514,562	—	246,561
Series Z Warrants issued-upon-exchange of Series A Warrants - estimated fair value	(514,562)	857,603	(343,041)
Series Z Warrants issued-upon-exchange of Series A Warrants - March 15, 2018	$—	$857,603	$(96,480)

Series A and Series A-1 Exchange Offer - March 15, 2018 -

Series Z Warrants Issued-Upon-Exchange of Series A Warrants - continued

The March 15, 2018 Exchange Date estimated fair value of $857,603 of the 1,340,005 Series Z Warrants issued-upon-exchange of 268,001 Series A Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

March 15, 2018
Exchange
Fair Value Assumptions Series Z Warrants issued upon exchange of Series A Warrants	Date
Aggregate fair value	$857,603
Series Z Warrants issued upon exchange of Series A Warrants	1,340,005
Exercise price per share - Series Z Warrant	$3.00
Value of common stock	$1.70
Expected term (years)	6.1
Volatility	59%
Risk free rate	2.7%
Dividend yield	0%

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

The estimated fair values discussed herein, utilize the Company’s common stock price along with certain Level 3 inputs, as discussed below, in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models.

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

Note 12 — Debt

Senior Secured Convertible Note

As noted above, in a private placement transaction on December 27, 2018 with an institutional investor - referred to as “Investor”, “Lender”, and /or “Holder” - the Company entered into a Securities Purchase Agreement under which it issued a Senior Secured Convertible Note, having an issue date of December 27, 2018, a contractual maturity date of December 31, 2020, a face value principal of $7.75 million, and a stated interest rate of 7.875% per annum - the “Senior Convertible Note”. At the election of the Holder, the Senior Convertible Note may be converted into shares of common stock of the Company.

The Senior Convertible Note proceeds were $7.0 million after payment of $750,000 of lender fees. The Company incurred total offering costs of $614,940, inclusive of the payment of a $455,000 placement agent fee and legal fees, with such offering costs recognized as an expense in other income (expense) in the consolidated statement of operations. Additionally, concurrent with the Senior Convertible Note Closing on December 27, 2018, a $5.0 million payment was made with respect to the repayment of the Company’s previously issued Senior Secured Note, as further discussed below.

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

Additionally, the Senior Convertible Note provides for a voluntary adjustment of the conversion price by at the discretion of the Company, with the consent of the Holder, wherein during the term of the Senior Convertible Note, the Company may at any time reduce the then current conversion price to any amount and for any period of time deemed appropriate by the board of directors of the Company. The Company’s board of directors have adopted guidelines surrounding such a Senior Convertible Note voluntary adjustment of the conversion price, if any, to be implemented by management when favorable market conditions exist for the Company to orderly and effectively reduce its outstanding debt to the investor.

Effective March 20, 2019, the Company agreed to voluntarily reduce the Senior Convertible Note conversion price from its current $1.60 per share to the greater of $1.00 per share or the prior trading day closing price per share, for a maximum of 1.0 million shares of common stock of the Company, during the period March 20, 2019 through April 9, 2019 - referred to as the March 20, 2019 conversion price voluntary adjustment. In connection with the March 20, 2019 conversion price voluntary adjustment, as of April 9, 2019, the Senior Convertible Note holder converted $51,500 of face value principal and $45 of earned but unpaid interest thereon, into 50,044 shares of common stock of the Company, with such conversion occurring as of March 31, 2019. During the three months ended March 31, 2019, the Company recognized a debt extinguishment loss of $1,001, resulting from the difference between the fair value of the shares of common stock issued, measured as the issue date closing price of the common stock, and the face value principal and interest settled upon conversion.

Subsequently, effective April 24, 2019, the Company agreed to voluntarily reduce the conversion price from its current $1.60 per share to the greater of $1.00 per share or 85% of the prior trading day closing price per share, for a maximum of 2.0 million shares of common stock of the Company, during the period April 23, 2019 through May 14, 2019 - referred to as the April 24, 2019 conversion price voluntary adjustment. In connection with the April 24, 2019 conversion price voluntary adjustment, as of May 14, 2019, the Senior Convertible Note holder converted an additional $547,500 of face value principal and $668 of earned but unpaid interest thereon, into a total of an additional 503,604 shares of common stock of the Company, with such shares of common stock issued having a fair value of approximately $647,123, measured as the respective issue date closing price of the common stock of the Company.

Subsequently, effective May 15, 2019, the Company agreed to voluntarily reduce the conversion price from its current $1.60 per share to the greater of $1.00 per share or 85% of the prior trading day closing price per share, for a maximum of 2.0 million shares of common stock of the Company, during the period May 15, 2019 through June 4, 2019 - referred to as the May 15, 2019 conversion price voluntary adjustment.

Note 12 — Debt - continued

Senior Secured Convertible Note - continued

Bi-Monthly Payments

The Senior Convertible Note requires bi-monthly payments on the 15th calendar day and the last trading day of the month, commencing January 15, 2019 and ending December 31, 2020. The bi-monthly payments include a contractually stated face value principal repayment, referred to as an Installment Amount, and a payment based on the outstanding face value principal and the 7.875% annual interest rate, or an 18% annual interest rate in the Event of Default, as defined in the Senior Secured Convertible Note Agreement, referred to herein as a non-installment payment. The bi-monthly payments of January 15, 2019 through June 15, 2019 are non-installment payments only, and the bi-monthly payments commencing June 28, 2019 through December 31, 2020 include both the Installment Amount and the non-installment payment, as discussed below.

The Installment Amount include 35 bi-monthly payments of $193,750 commencing June 28, 2019 through November 30, 2020, and two final payments of $484,375 on each of December 15, 2020 and December 31, 2020, with such bi-monthly dates referred to as Installment Dates. Further, the contractual Installment Amount is reduced by additional face value principal repayments, if any, with the reductions first applied to the final December 31, 2020 Installment Amount, then the December 15, 2020 Installment Amount, and continuing in the reverse order of maturity. In this regard, the December 31, 2020 Installment Amount has been reduced by the $51,500 face value principal repayment resulting from the conversion to shares of common stock of the Company as of March 31, 2019, as discussed above. The additional conversions into shares of common stock of the Company occurring after March 31, 2019, including such conversions discussed above, will further reduce the Installment Amount as described above.

As amended on April 11, 2019, commencing with the June 28, 2019 bi-monthly date, the Installment Amount and the non-installment payment will be paid by the issue of shares of common stock of the Company, subject to the satisfaction of customary equity conditions, including minimum price and volume thresholds, referred to as an Installment Conversion.

If the Company satisfies such equity conditions, subject to the holder’s right to waive any such condition, the Company will convert the portion of the Installment Amount subject to such Installment Conversion into shares of its common stock at a price per share equal to the lower of (i) the conversion price then in effect, and (ii) 82.5% of the market price of the Company’s common stock, as determined in accordance with the Senior Convertible Note, but no lower than $0.19 per share, with the $0.19 per share referred to as the Floor Price. If the Installment Conversion is not permitted because certain equity conditions are not met, the holder may elect to either (i) have the Company redeem the Installment Amount in cash at a price equal to 115% of its aggregate value or (ii) void the conversion of the Installment Amount and retain all the rights of a holder of the Senior Convertible Note, except that the conversion price for such Installment Amount will thereafter be the lesser of the installment conversion price as in effect on the date the installment conversion is voided and the installment conversion price on the date the holder delivers a subsequent notice of conversion.

The Holder of the Convertible Note will not have the right to convert any portion of the Convertible Note, to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%of the shares of our common stock outstanding immediately after giving effect to such conversion. A holder may from time to time increase this limit to 9.99%, provided any such increase will not be effective until the 61st day after delivery of a notice to us of such increase. In addition, unless we obtain the approval of our stockholders as required by Nasdaq, we are prohibited from issuing any shares of common stock upon conversion of the Senior Convertible Note or otherwise pursuant to the terms of the Senior Convertible Note, if the issuance of such shares of common stock would exceed 19.99% of the Company’s outstanding shares of common stock as of December 27, 2018 or otherwise exceed the aggregate number of shares of common stock which the Company may issue without breaching its obligations under the rules and regulations of Nasdaq.

The holder of the Senior Convertible Note may elect to defer conversion until a subsequent Installment Date selected by the holder or accelerate the conversion of future Installment Amounts to the current Installment Date, with the amount to be accelerated subject to certain restrictions as set forth in the Senior Convertible Note.

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

Note 12 — Debt - continued

Senior Secured Convertible Note - continued

Covenants and Other Provisions

The Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, and to have an unrestricted cash balance of at least $1.75 million at each quarterly balance sheet date, among other provisions and covenants, including:

*	Through June 28, 2019, to the extent any portion of the Senior Convertible Note face value principal remains outstanding, the Company we may not consummate the sale of any equity or equity-linked security at a price per share less than the initial conversion price of the Senior Convertible Note, without the consent of the Holder. After June 28, 2019, if any portion of the Senor Convertible Note remains outstanding, the Company may consummate the sale of any equity or equity-linked security provided the price per share is equal to or greater than the initial conversion price of the Senior Convertible Note and the aggregate consideration is less than or equal to $5.0 million and compliance with the terms and conditions of the Senior Convertible Note as to the acceleration of Installment Repayments after giving effect to such issuance. Subsequently, on April 11, 2019, these restrictions were waived by the Holder.

*	The Company agreed to hold a stockholder meeting by no later than June 28, 2019 to approve stockholder resolutions with respect to each of: approving an increase in the authorized shares of common stock of the Company to 100 million shares from the current 75 million shares; and approving the issuance of shares of common stock of the Company in connection with the Senior Convertible Note for the purposes of compliance with the stockholder approval rules of The Nasdaq Stock Market (“Nasdaq”). The Company will be obligated to continue to seek stockholder approval quarterly until such approval is obtained.

*	If at any time the number of shares of common stock of the Company authorized and reserved for issuance under the Senior Convertible Note is not sufficient to meet the minimum required reserve amounts of such shares specified in the Securities Purchase Agreement, then the Company will promptly take all corporate action necessary to authorize and reserve the minimum required reserve amount of such shares, including, without limitation, calling a special meeting to obtain stockholder approval of an increase in the number authorized shares of common stock of the Company.

*	During the three year period ended December 27, 2021, the Senior Convertible Note private placement investor may participate up to 50%, in future equity and equity-linked securities offered by the Company. The Company will not effect or enter an agreement to effect any variable rate transaction. Subsequently, on each of April 11, 2019 and on May 8, 2019, the investor waived the right to participate in the offerings of common stock of the Company pursuant to the Company’s effective shelf registration statement on SEC Form S-3 - File No. 333-220549 in April and May 2018, as such common stock offerings are discussed in Note 14, Stockholders’ Equity and Common Stock Purchase Warrants.

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

Note 12 — Debt - continued

Senior Secured Convertible Note - continued

The Senior Convertible Note is principally a debt financial instrument host containing embedded features and /or options which are otherwise required to be bifurcated from the debt host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815, Derivatives and Hedging. Notwithstanding, the Senior Convertible Note is being afforded the guidance of the “fair value option” (“FVO”) of ASC 825, Financial Instruments, specifically, the FVO election provided for under ASC 825-10-15-4. As such, the Senior Convertible Note was initially measured at its December 27, 2018 issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value recognized as current period income or expense, to the extent such change is not the result of a change in the instrument-specific credit risk of the Senior Convertible Note, as discussed below.

The Senior Convertible Note fair value adjustments were recognized as an expense in other income (expense), including $558,951 in the three months ended March 31, 2019 and $903,000 in the year ended December 31, 2018, with respect to the fair value adjustments as of the December 27, 2018 issue date and as of December 31, 2018, as presented below. As the Senior Convertible Note was issued on December 27, 2018, there is no such fair value adjustment recognized in the corresponding prior year period.

The Senior Convertible Note estimated fair value, changes in fair value, face value principal payable, and changes in face value principal payable, as of the dates indicated, are as follows:

		Face Value
		Principal
Senior Secured Convertible Note - March 31, 2019	Fair Value	Payable
Balances - December 31, 2018	$7,903,000	$7,750,000
Less: bi-monthly Installment Amount - cash	—	—
Less: bi-monthly Installment Amount - issue shares of common stock		—
Less: bi-monthly non-installment payments - cash	(159,191)	—
Less: bi-monthly non-installment payments - issue shares of common stock	—	—
Less: Conversion to shares of common stock - conversion price voluntary adjustment	(51,545)	(51,500)
Fair value adjustment	558,951	—
Balances - March 31, 2019	$8,251,215	$7,698,500

		Face Value
		Principal
Senior Secured Convertible Note - December 31, 2018	Fair Value	Payable
Fair Value /Face Value Principal Payable - issue date December 27, 2018	$7,750,000	$7,750,000
Less: bi-monthly Installment Amount - as of December 31, 2018	—	—
Less: bi-monthly non-installment payments - as of December 31, 2018	—	—
Fair value adjustment - December 31, 2018	153,000	—
Fair Value /Face Value Principal Payable - December 31, 2018	$7,903,000	$7,750,000

Senior Secured Convertible Note - Issue Date - December 27, 2018	Fair Value
Face value principal payable - issue date December 27, 2018	$7,750,000
Lender fees paid - issue date December 27, 2018	(750,000)
Proceeds, net - issue date December 27, 2018	$7,000,000
Fair value adjustment - December 27, 2018	750,000
Fair value - issue date December 27, 2018	$7,750,000

The estimated fair value adjustment of the Senior Convertible Note, as required by ASC 825-10-45-5, is recognized as a component of other comprehensive income (OCI) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense). The “other income (expense) component” of the Senior Convertible Note fair value adjustment is presented in a single line in the unaudited condensed consolidated statement of operations, as provided for by ASC 825-10-50-30(b). No portion of the fair value adjustment resulted from a change in the instrument-specific credit risk of the Senior Convertible Note as of the dates noted.

The estimated fair value of the Senior Convertible Note at March 31, 2019, December 31, 2018, and the December 27, 2018 issue date, were computed using a combination of the present value of the Senior Convertible Note cash flows using a synthetic credit rating analysis’ required rate of return and the Black-Scholes option pricing model. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding the estimated fair value with respect to the Senior Convertible Note for the dates noted.

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

On December 27, 2018, concurrent with the issue of the Senior Convertible Note as discussed above, the Company repaid-in-full the previously issued Senior Secured Note, inclusive of the total outstanding principal payable and the accrued but unpaid interest expense payable as of December 27, 2018, with such repayment comprised of a $5.0 million cash payment and the issue of 600,000 shares of common stock of the Company. The Senior Secured Note repayment was executed under a Notice of Prepayment agreement dated December 27, 2018. The Sr Secured Note had a contractual maturity date of June 30, 2019, with such maturity date not subject-to any early repayment provisions.

On the December 27, 2018 repayment date, the Company recognized as other income (expense), a debt extinguishment loss of $1.4 million resulting from the difference between a $5.5 million debt reacquisition price and a $4.1 million debt carrying value, net, of the Senior Secured Note as of December 27, 2018, as follows:

December 27,
Senior Secured Note - Debt Extinguishment	2018
Cash payment	$5,000,000
Fair value - 600,000 shares of common stock issued	550,440
Debt reacquisition price Senior Secured Note	$5,550,440

Senior Secured Note - original principal	$5,000,000
Senior Secured Note - additional principal - unpaid interest expense	780,116
Senior Secured Note - total principal	$5,780,116
Less: Senior Secured Note - remaining unamortized debt discount	(1,637,972)
Senior Secured Note - debt carrying value, net	$4,142,144

Debt extinguishment loss	$(1,408,2960

The Senior Secured Note annual interest rate was 15.0%, with interest payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing December 30, 2017 (“15% interest expense”). At its sole discretion, the Company was able to defer payment of up to 50% of each of the semi-annual 15% interest expense payable, with such deferred amount added to the outstanding interest-bearing principal balance of the Senior Secured Note. In this regard, the Senior Secured Note principal balance was $5,780,116 as of December 27, 2018, comprised of the initial principal of $5.0 million and the total unpaid semi-annual interest as of December 27, 2018.

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

The Senior Secured Note total interest expense of $500,304 for the three months ended March 31, 2018, was comprised of $194,570 with respect to the 15% interest expense and $305,734 related to the amortization of the debt discount.

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

There were 1,091,354 and 1,069,941 shares of Series B Convertible Preferred Stock (classified in permanent equity) issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.

As discussed above in Note 11, Financial Instruments Fair Value Measurements, the “Series A and Series A-1 Exchange Offer” was completed on March 15, 2018, resulting in a total of 975,568 shares of Series B Convertible Preferred Stock were issued-upon-exchange, including 499,334 shares of Series B Convertible Preferred Stock issued-upon-exchange of 249,667 shares of Series A Convertible Preferred Stock and 476,234 shares of Series B Convertible Preferred Stock issued-upon-exchange of 357,259 shares of Series A-1 Convertible Preferred Stock; and, a total of 2,739,190 Series Z Warrants were issued-upon-exchange, including 1,340,005 Series Z Warrants issued-upon-exchange of 268,001 Series A Warrants and 1,399,185 Series Z Warrants issued-upon-exchange of 279,837 Series A-1 Warrants. As a result of the Series A and Series A-1 Exchange Offer, as of the March 15, 2018 Exchange Date, there were no issued and outstanding shares of Series A Convertible Preferred Stock and Series A Warrants, nor shares of Series A-1 Convertible Preferred Stock and Series A-1 Warrants, as each were fully exchanged-upon-issue of shares of Series B Convertible Preferred Stock and Series Z Warrants, respectively.

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

In January 2019, the Company’s board-of-directors declared a Series B Convertible Preferred Stock dividend payment of earned but unpaid dividends as of December 31, 2018, payable as of January 1, 2019, of $64,196, with such dividend payment settled by the issue of an additional 21,413 shares of Series B Convertible Preferred Stock in accordance with the PAVmed Inc. Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock Certificate of Designation”).

Subsequently, in May 2019, the Company’s board-of-directors declared a Series B Convertible Preferred Stock dividend payment of earned but unpaid dividends as of March 31, 2019, payable as of April 1, 2019, of $65,481, with such dividend payment settled by the issue of an additional 21,847 shares of Series B Convertible Preferred Stock in accordance with the Series B Convertible Preferred Stock Certificate of Designation. The April 1, 2019 Series B Convertible Preferred Stock dividend payment Series B Convertible Preferred Stock dividend payment were not recognized as a dividend payable liability as of March 31, 2019 as the Company’s board of directors had not declared such dividends payable.

In 2018, the Company’s board of directors declared Series B Convertible Preferred Stock dividends of an aggregate of $382,920, with such dividend payment settled by the issue of an additional 127,698 shares of Series B Convertible Preferred Stock in accordance with the Series B Convertible Preferred Stock Certificate of Designation. The aggregate dividends settled in 2018 were inclusive of $243,994 of total dividends related to the previously held and exchanged respective shares of Series A and Series A-1 Convertible Preferred Stock, each earned through the March 15, 2018 Exchange Date, and, upon-exchange, such dividend balance was transferred to the respective holders’ Series B Convertible Preferred Stock dividend balances.

In July 2018, at the election of their holder, 33,325 shares of Series B Convertible Preferred Stock were converted into a corresponding number of shares of common stock of the Company

Note 14 — Stockholders’ Equity and Common Stock Purchase Warrants

Common Stock

As of March 31, 2019 the Company is authorized to issue up to 75.0 million shares of common stock, par value of $0.001 per share. There were 27,142,979 and 27,142,979 shares of common stock issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively, summarized as follows:

Shares of Common Stock Issued and Outstanding
Issued and outstanding as of December 31, 2018	27,142,979
Senior Secured Convertible Note conversion	50,044
Issued and outstanding as of March 31, 2019	27,193,023

Issued and outstanding as of December 31, 2017	14,551,234
Equity Subscription Rights Offering	9,000,000
Underwritten public offering	2,649,818
Repayment of debt - Senior Secured Note	600,000
Series W Warrant exercises	34,345
Series S Warrant exercises	274,257
Series B Convertible Preferred Stock conversion	33,325
Issued and outstanding as of December 31, 2018	27,142,979

●	During the three months ended March 31, 2019, 50,044 shares of common stock of the Company were issued upon (partial) conversion of the Senior Secured Convertible Note. See Note 12, Debt, for further information with respect to the Senior Secured Convertible Note.

●	On December 27, 2018, 600,000 shares of common stock of the Company were issued in connection with the repayment of the Senior Secured Note debt. See Note 12, Debt, for further information with respect to the Senior Secured Note repayment.

●	The Company completed an equity subscription rights offering on the June 7, 2018 expiration date of the equity subscription period, with such transaction having a June 12, 2018 close date - referred to herein as the “June 12, 2018 Equity Subscription Rights Offering” - and was completed under a registration statement on Form S-1 - File No. 333-222581 - declared effective by the SEC on May 23, 2018.

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

Subsequently, in April 2019, the Company issued 1,680,000 shares of common stock of the Company pursuant to its previously filed and effective shelf registration statement on SEC Form S-3 - File No. 333-220549 - declared effective October 6, 2017, along with a corresponding prospectus supplement dated April 12, 2019 - resulting in cash proceeds of approximately $1.7 million before placement agent and estimated legal fees of approximately $82,000.

Subsequently, in May 2019, the Company issued 2,000,000 shares of common stock of the Company pursuant to its previously filed and effective shelf registration statement on SEC Form S-3 - File No. 333-220549 - declared effective October 6, 2017, along with a corresponding prospectus supplement dated May 8, 2019 - resulting in cash proceeds of approximately $2.0 million before estimated legal fees of approximately $15,000.

Subsequently, in connection with the Senior Secured Convertible Note conversion price voluntary adjustment effective April 23, 2019, through May 14, 2019, a total of an additional 503,604 shares of common stock of the Company were issued upon (partial) conversions of the Senior Secured Convertible Note. See Note 12, Debt, for further information with respect to the Senior Secured Convertible Note.

Common Stock Purchase Warrants

The following table summarizes outstanding warrants to purchase common stock of the Company at the dates indicated:

	Common Stock Purchase Warrants Issued and Outstanding at
		Weighted		Weighted
		Average		Average
	March 31,	Exercise	December 31,	Exercise	Expiration
	2019	Price /Share	2018	Price	Date
Equity classified warrants
Series Z Warrants	16,815,039	$1.60	16,815,039	$1.60	April 2024
UPO - Series Z Warrants	53,000	$1.60	53,000	$1.60	January 2022
Series W Warrants	381,818	$5.00	381,818	$5.00	January 2022
Series S Warrants	1,199,383	$0.01	1,199,383	$0.01	June 2032
Total	18,449,240	$1.57	18,449,240	$1.57

Series Z Warrants

There were 16,815,039 Series Z Warrants issued and outstanding as of March 31, 2019 and December 31, 2018, including: the initial issue of 2,739,190 Series Z Warrants on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer, as such exchange offer is discussed above; the issue of 5,075,849 Series Z Warrants on the April 5, 2018 Exchange Date of the “Series W Warrants Exchange Offer”, as such exchange offer is discussed below; and the issue of 9,000,000 Series Z Warrants on the June 12, 2018 close date of the Equity Subscription Rights Offering, as such offering is discussed above.

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

The Series Z Warrant exercise price adjustment to $1.60 per share from $3.00 per share, as discussed above, resulted in the recognition of a modification expense on the June 1, 2018 effective date of the Series Z Warrant exercise price adjustment, under the analogous guidance with respect to stock option modification under FASB ASC Topic 718, Stock-Based Compensation (ASC 718), wherein an exchange of warrants is deemed to be a modification of the initial warrant agreement by the replacement with a revised warrant agreement, requiring the incremental fair value, measured as the difference between the fair value immediately after the modification as compared to the fair value immediately before the modification, to the extent an increase, recognized as a modification expense. In this regard, the Series Z Warrant June 1, 2018 exercise price adjustment resulted in the recognition of a current period modification expense of $1,140,995, with a corresponding increase to additional paid-in capital, on the June 1, 2018 effective date of the Series Z Warrant exercise price adjustment. The modification expense incremental fair value was estimated using a Black-Scholes valuation model, using the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, estimated volatility in the value of the Company’s common stock, and the respective exercise prices of the Series Z Warrant before and after the June 1, 2018 exercise price adjustment.

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

Note 14 — Stockholders’ Equity and Common Stock Purchase Warrants - continued

Common Stock Purchase Warrants - continued

Series W Warrants

There were 381,818 Series W Warrants issued and outstanding as of March 31, 2019 and December 31, 2018. The Series W Warrants have an exercise price of $5.00 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock of the Company, and became exercisable on October 28, 2016 and expire on January 29, 2022, or earlier upon redemption by the Company, as discussed below. Under no circumstances will the Company be required to net cash settle the Series W Warrants, nor to pay any liquidated damages resulting from a failure to satisfy any obligations under the Series W Warrant.

The Series W Warrant Exchange Offer, as discussed above, resulted in the recognition of a modification expense on the April 5, 2018 Exchange Date, under the analogous guidance with respect to stock option modification under FASB ASC 718, as described above with respect to the “Series Z Warrant June 1, 2018 exercise price adjustment”. In this regard, the Series W Warrants exchanged-upon-issue of the Series Z Warrants resulted in the recognition on the April 5, 2018 Exchange Date of a modification expense of $766,456 included in other income (expense) with a corresponding increase to additional paid-in capital, resulting from the incremental estimated fair value of the consideration given of $3,304,377 of the 5,075,849 Series Z Warrants issued-upon-exchange as compared of the $2,537,921 estimated fair value of the 10,151,682 Series W Warrants extinguished-upon-exchange. The April 5, 2018 Exchange Date estimated fair values of each of the Series Z Warrants and Series W Warrants noted above, were each computed using the Black-Scholes option pricing model, using the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, estimated volatility in the value of the Company’s common stock, and the respective warrants’ exercise price.

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

Note 14 — Stockholders’ Equity and Common Stock Purchase Warrants - continued

Common Stock Purchase Warrants - continued

Series S Warrants

There were 1,199,383 Series S Warrants issued and outstanding as of March 31, 2019 and December 31, 2018. Previously, under the Note and Security Purchase Agreement with Scopia, the Company issued a total of 2,660,000 Series S Warrants to Scopia and its designees, which were immediately exercisable upon issuance and each may be exercised for one share of common stock of the Company at an exercise price of $0.01 per share, with such exercise price not subject to further adjustment, except for the effect of stock dividends, stock splits or similar events affecting the common stock of the Company. The Series S Warrants may be exercised for cash or on a cashless basis. Any Series S Warrants outstanding on the June 30, 2032 expiration date will be automatically exercised on a cashless basis.

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

The Senior Secured Note and the Series S Warrants are freestanding financial instruments, as the Series S Warrants were immediately legally detachable from the Senior Secured Note and were immediately exercisable. Under no circumstances will the Company be required to net cash settle the Series S Warrants, nor to pay any liquidated damages resulting from a failure to satisfy any obligations under the Series S Warrant. The Series-S Warrants are classified as equity in the consolidated balance sheet. The Senior Secured Note net cash proceeds were allocated to the Senior Secured Note and the Series S Warrants based on their respective relative fair value, resulting in an allocation of $1,408,125 to the Senior Secured Note and $3,434,452 to the Series S-Warrants. See Note 12, Debt, for further information regarding the Note and Security Purchase Agreement with Scopia.

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

The UPO Exchange Offer resulted in the recognition of a modification expense under the analogous guidance with respect to stock option modification under FASB ASC 718, as described above with respect to the “June 1, 2018 Series Z Warrant exercise price adjustment”. In this regard, the UPO-Z issued-upon-exchange of the UPO-W resulted in the recognition on the August 22, 2018 exchange date of a modification expense of $2,120, with a corresponding increase to additional paid-in capital. resulting from the incremental estimated fair value of the consideration given of $3,180 of the 53,000 UPO-Z issued-upon-exchange as compared to the estimated fair value of $1,060 of the 53,000 UPO-W extinguished-upon-exchange. The August 22, 2018 estimated fair values of each of the UPO-Z and UPO-W were each computed using the Black-Scholes option pricing model, using the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, estimated volatility in the value of the Company’s common stock, and the respective exercise prices of each of the unit purchase options before and after the August 22, 2018 exercise price adjustment.

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

Note 14 — Stockholders’ Equity and Common Stock Purchase Warrants - continued

Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity for the periods indicated is as follows:

	Three Months
	Ended	Year Ended
	March 31,	December 31,
	2019	2018
NCI - equity (deficit) - beginning of period	$(161,512)	$—
Investment in majority-owned subsidiary	—	1,812
Net loss attributable to NCI	(168,751)	(204,072)
Lucid Diagnostics Inc. 2018 Equity Plan - stock-based compensation	104,503	40,748
NCI - equity (deficit) - end of period	$(225,760)	$(161,512)

The noncontrolling interest presented above is with respect to Lucid Diagnostics Inc., a majority-owned subsidiary of PAVmed Inc. Lucid Diagnostics Inc. was incorporated in the State of Delaware on May 8, 2018, and on May 12, 2018, under separate share Subscription Agreements between Lucid Diagnostics Inc. and each of the respective common stock purchasers. Lucid Diagnostics Inc. issued a total of 10.0 million shares of its common stock for a purchase price of $0.001 per share, including - the issue of 8,187,499 shares to PAVmed Inc., 943,464 shares to Case Western Reserve University (“CWRU”), and 289,679 shares to each of the three individual physician inventors of the of the intellectual property and proprietary technologies underlying the CWRU License Agreement. See Note 7, Agreements Related to Acquired Intellectual Property Rights, for a discussion of the CWRU License Agreement.

As of March 31, 2019 and December 31, 2018, there were 10.0 million shares of common stock of Lucid Diagnostics Inc. issued and outstanding, of which PAVmed Inc. holds a 81.875% majority-interest ownership and has a controlling financial interest, with the remaining 18.125% minority-interest ownership held by CWRU and each of the three physician inventors noted above. Accordingly, Lucid Diagnostics Inc. is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity, along with the recognition of a net loss attributable to the NCI.

The stock-based compensation expense recognized includes: $4,104 and $12,485 during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively, recognized by Lucid Diagnostics Inc. with respect to stock options granted under the PAVmed Inc. 2014 Equity Plan to non-employees providing services to Lucid Diagnostics Inc., and $104,503 and $40,748 during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively, recognized by Lucid Diagnostics Inc. with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan to a PAVmed Inc employee and to non-employees providing services to Lucid Diagnostics Inc. - with each such stock based compensation expense classified in research and development expense. There was no such Lucid Diagnostics Inc. stock-based compensation expense recognized for the corresponding prior year period. See Note 10, Stock-Based Compensation, for further information with respect to the PAVmed Inc. 2014 Equity Plan, the Lucid Diagnostics Inc. 2018 Equity Plan, and the corresponding consolidated stock-based compensation expense recognized by the Company.

Note 15 —Loss Per Share

The “Net loss per share - attributable to PAVmed Inc. - basic and diluted” and “Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted” - for the respective periods indicated - is as follows:

	Three Months Ended
	March 31,
	2019	2018
Numerator
Net loss - as reported, before noncontrolling interest	$(3,703,613)	$(2,825,369)
Net loss attributable to noncontrolling interest	168,751	—
Net loss - as reported, attributable to PAVmed Inc.	(3,534,862)	(2,825,369)

Convertible Preferred Stock dividends(1):
Series B	(65,481)	(10,406)
Series A-1	—	(25,148)
Series A	—	(26,487)

Series A and Series A-1 Exchange Offer - March 15, 2018-deemed dividend - incremental fair value - Series B Convertible Preferred Stock issued-upon-exchange of Series A Convertible Preferred Stock	—	(726,531)

Series A and Series A-1 Exchange Offer - March 15, 2018 - Series B Convertible Preferred Stock issued-upon-exchange of Series A-1 Convertible Preferred Stock	—	199,241

Net loss attributable to PAVmed Inc. common stockholders	$(3,600,343)	$(3,414,700)

Denominator
Weighted-average common shares outstanding basic and diluted(2)	27,149,095	16,544,221

Loss per share(3)
Basic and diluted
- Net loss - as reported, attributable to PAVmed Inc.	$(0.13)	$(0.17)
- Net loss attributable to PAVmed Inc. common stockholders	$(0.13)	$(0.21)

(1)	The convertible preferred stock dividends are included in the calculation of basic and diluted net loss attributable to PAVmed Inc. common stockholders for each respective periods presented, including: with respect to the Series B Convertible Preferred Stock, from March 16, 2018 to March 31, 2018, and with respect to each of the Series A-1 and Series A Convertible Preferred Stock, from January 1, 2018 to March 15, 2018. See Note 13, Preferred Stock, for a further discussion of the dividends for each of the respective series of convertible preferred stock.

(2)	Basic weighted-average number of shares of common stock outstanding for the period excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. Notwithstanding, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive.

(3)	The Series B Convertible Preferred Stock has the right to receive common stock dividends. As such, the Series B Convertible Preferred Stock would potentially been considered participating securities under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as the holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

Note 15 —Loss Per Share - continued

The following common stock equivalents have been excluded from the computation of diluted weighted average shares outstanding as their inclusion would be anti-dilutive:

	March 31,
	2019	2018
Stock Options	5,077,140	3.007,032
Unit purchase options - “UPO-Z” /“UPO-W” - as to shares of common stock(4)	53,000	53,000
Unit purchase options - “UPO-Z” - as to shares underlying Series Z Warrants(4)	53,000	—
Unit purchase options - “UPO-W” - as to shares underlying Series W Warrants(4)	—	53,000
Series Z Warrants	16,815,039	2,739,190
Series W Warrants	381,818	10,533,500
Series S Warrants	1,199,383	1,199,383
Series B Convertible Preferred Stock(5)	1,091,354	975,568
Total	24,670,734	18,560,673

(4)	On August 22, 2018, the “UPO Exchange Offer” was completed, wherein, 53,000 “UPO-Z” were issued-upon-exchange of all the previously issued and outstanding 53,000 UPO-W. The UPO-Z may be exercised to purchase a unit comprised of one share of common stock of the Company and one Series Z Warrant; and the UPO-W was exercisable to purchase a unit comprised of one share of common stock of the Company and one Series W Warrant. See Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a discussion of the UPO-Z, UPO-W, and the August 22, 2018 UPO Exchange Offer.

(5)	If converted at the election of the holder, the shares of Series B Convertible Preferred Stock issued and outstanding would result in a corresponding number of additional outstanding shares of common stock of the Company. See Note 13, Preferred Stock, for a further discussion of the Series B Convertible Preferred Stock common stock conversion election.

Note 16 — Subsequent Events

Other Matters

Except as otherwise noted herein, the Company has evaluated subsequent events through the date of filing of this Quarterly Report on Form 10-Q and determined there to be no further events requiring adjustments to the unaudited condensed unaudited condensed consolidated financial statements and /or disclosures therein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our (unaudited) consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC. Unless the context otherwise requires, references herein to “we”, “us”, and “our”, and to the “Company” or “PAVmed” are to PAVmed Inc. and its subsidiaries.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the following discussion and analyses of our (unaudited) condensed consolidated financial condition and results of operations, contains forward-looking statements.

All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, as well as “Risk Factors” section of this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, our estimates regarding expenses, future revenue, capital and operating expenditure requirements and needs for additional financing, our business strategy and plans and the objectives of management for future operations, and any statement of assumptions underlying or relating to the foregoing, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We may not actually achieve the plans, intentions, and /or expectations disclosed in our forward-looking statements, and you should not rely on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations expressed or implied in the forward-looking statements we make. Factors which may cause such differences include, but are not limited to:

●	our limited operating history;
●	our financial performance, including our ability to generate revenue;
●	our ability to obtain regulatory approval for commercialization of our products;
●	the ability of our products to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our reliance upon additional financings to fund ongoing operating losses;
●	our ability to obtain additional financing;
●	our ability to sustain status as a going concern;
●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions;
●	our ability to manage growth and integrate acquired operations;
●	the liquidity and trading of our securities;
●	our regulatory or operational risks;
●	our status as an “emerging growth company” (“ECG”) under the JOBS Act; and,
●	the risks and uncertainties set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

Furthermore, our forward-looking statements do not reflect the potential impact of any future financings, acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2018, and the documents we have filed as exhibits to this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2018, completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview

PAVmed Inc. is a highly differentiated multi-product medical device company organized to advance a broad pipeline of innovative medical technologies we believe address unmet clinical needs and possess attractive market opportunities to commercialization. Since our inception on June 26, 2014, our activities have focused on advancing the lead products in our pipeline towards regulatory approval and commercialization, while protecting our intellectual property, and strengthening our corporate infrastructure and management team. As resources permit, we will continue to explore internal and external innovations that fulfill our project selection criteria without limiting ourselves to any target specialty or condition.

Our multiple products are in various phases of development and have yet to receive regulatory approval. We have filed final nonprovisional patent applications for each of CarpX™ and PortIO™ and have obtained licenses for DisappEAR™ from Tufts University and a group of academic centers, and for EsoGuard™ and EsoCheck™ from Case Western Reserve University. In July 2018, we hired a Chief Commercial Officer to further develop and implement our commercialization strategy in the United States and commercialization partnerships worldwide. The following is a brief overview of our five lead medical technologies under development, including CarpX, EsoGuard and EsoCheck, PortIO, DisappEAR, and NextFlo™.

With respect to each of PAVmed Inc. and Lucid Diagnostics Inc., we have proprietary rights to the trademarks used herein, including, among others, PAVmed™, Lucid Diagnostics™, Caldus™, CarpX™, DisappEAR™, EsoCheck™, EsoGuard™, EsoCheck™ Technology, EsoGuard™ Technology, NextCath™, NextFlo™, PortIO™, and “Innovating at the Speed of Life” ™, among others. Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of “™” or “®”. However, the absence of such marks is not intended to indicate, in any way, each of PAVmed Inc. and /or Lucid Diagnostics Inc. will not assert, to the fullest extent possible under applicable law, its rights or the rights to such trademarks and trade names.

CarpX™

Our CarpX product is designed to be a minimally invasive device designed to treat carpal tunnel syndrome (“CTS”) that is reimbursed under existing surgical codes. The Company believes CarpX will dramatically reduce recovery times compared to traditional open surgery and target an estimated immediately addressable market opportunity exceeding $1 billion with more than 600,000 traditional invasive CTS procedures performed in the United States each year. In addition, an estimated 1.5 million CTS patients continue to suffer in silence rather than undergoing traditional invasive surgery due to concerns over the prolonged recovery time associated with an open incision and CTS is the leading cause of worker’s compensation claims in the United States.

PAVmed has been working closely with the FDA to secure U.S. regulatory clearance of CarpX through the FDA’s 510(k) pathway, which is based on demonstrating substantial equivalence, or “SE,” to a previously cleared predicate device. CarpX is being manufactured in Massachusetts by a medical device contract manufacturer with lines scalable to accommodate demand for the foreseeable future following regulatory clearance. We have advanced, in partnership with our design and contract manufacturing partners, our CarpX product from concept to working prototypes, completed successful benchtop and cadaver testing confirming the device consistently cuts the transverse carpal ligament, as well as commercial design and development, and performed pre-submission verification and validation testing.

On November 27, 2017, we filed with the Federal Food and Drug Administration, or the “FDA,” a premarket notification submission for CarpX under section 510(k) of the Food, Drug and Cosmetic Act, or the “FDCA,” using a commercially available carpel tunnel release device as a predicate. The initial 510(k) application review period expired before the FDA’s branches were able to reach a consensus on SE and it therefore recommended a 510(k) re-submission following an in-person pre-submission meeting held on January 7, 2019. During this meeting, the FDA recommended clinical testing to definitively document CarpX procedural safety in humans and indicated data from a properly structured clinical study outside of the U.S. would be acceptable, precluding the need to engage in the FDA’s time-consuming Investigational Device Exemption, or “IDE,” process required for U.S. studies. PAVmed offered to amend its previously planned first-in-human, or “FIH,” clinical trial (ClinicalTrials.gov Identifier: NCT03747510) in New Zealand to meet this clinical testing recommendation and postponed the initiation of the amended study until study parameters were finalized with the FDA. We reached a consensus with the FDA on the parameters of the CarpX FIH safety study, including pre- and post-operative electrodiagnostic testing to document device safety. The CarpX FIH clinical trial is a single-arm, two-surgeon, 20-patient study of the CarpX procedure in carpal tunnel syndrome patients, with a device safety primary endpoint defined as the absence of certain serious device-related adverse events over a limited 90-day follow-up period. Final logistical matters led to a brief delay in the initiation of the study which was exacerbated by a temporary freeze on all elective surgeries following the tragic events in Christchurch in March. These logistical matters have now been addressed and the elective surgery freeze has been lifted, allowing treatment to be initiated and completed in the coming weeks. We will also be preparing to submit CarpX for CE Mark clearance in Europe which will incorporate data from the FIH clinical trial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

EsoCheck™ & EsoGuard™

In May 2018, Lucid Diagnostics Inc., our majority owned subsidiary, entered into a patent license agreement with Case Western Reserve University (“CWRU”), for the exclusive worldwide license of the intellectual property rights for two distinct proprietary technologies, referred to as “EsoCheck™”, a cell sample collection device, and EsoGuard™, a panel of methylated DNA biomarkers - the “CWRU License Agreement”.

The EsoGuard™ technology is intended to detect the primary precursor condition to esophageal cancer, Barrett’s Esophagus (“BE”), and includes two distinct proprietary technologies, the EsoCheck™ cell sample collection device, and the EsoGuard™ panel of methylated DNA biomarkers. The EsoGuard (formerly EsoCheck Dx) DNA biomarker diagnostic test and the EsoCheck device, which collects cells from a targeted region of the esophagus in a five-minute office-based procedure, are revolutionary technologies licensed by Lucid, which decided to rename the diagnostic test “EsoGuard” to better distinguish it from the EsoCheck cell collection device since each technology has promising applications that are independent of the other.

The incidence of esophageal adenocarcinoma, or “EAC,” the most common cancer of the esophagus, has quadrupled over the past 30 years. Its prognosis, however, remains dismal, with less than 20% of patients surviving five years. We are pursuing the development of the EsoGuard technology to provide the estimated 50 million at-risk patients a non-invasive, less costly test to detect BE to enable treatment of esophageal cancer at an early stage.

The primary cause of the EAC form of esophageal cancer is Gastroesophageal Reflux Disease, or “GERD,” commonly known as chronic heartburn or acid reflux, wherein stomach acid refluxes into the esophagus. GERD affects 20-40% of Western adult populations, according to published epidemiological data. The repeated exposure to stomach acid can lead to pre-cancerous changes in the esophagus lining, a condition known as BE. Nearly all patients diagnosed with EAC have evidence of previously undetected BE. If detected before the EAC esophagus cancer develops, BE can be successfully treated, usually with non-surgical approaches. Heartburn symptoms, commonly seen in patients with acid reflux with or without BE, can easily be treated with over-the counter medications, while endoscopy, the current standard-of-care diagnostic test, is expensive, invasive, and requires sedation. As a result, widespread screening for BE is not currently practical or cost-effective.

The EsoGuard™ technology is progressing through a two-phase regulatory and commercialization strategy which seeks to maximize the long-term commercial opportunity while providing near-term commercial milestones.

EsoGuard™ is a methylated DNA biomarker diagnostic test which has been shown in a published human study to be highly accurate at detecting BE, a precursor to highly lethal esophageal cancer in patients with chronic heart burn or acid reflux (GERD). Lucid believes that the EsoGuard diagnostic test, when performed on samples collected by EsoCheck, has the potential to save many lives through early BE detection. The estimated immediately addressable domestic market opportunity for EsoGuard is at least $2 billion based on tens of millions of U.S. GERD patients who are BE screening candidates according to published guidelines.

The EsoGuard™ Laboratory Developed Test (LDT) validation process has been completed at the central reference laboratory in Cleveland. The American Medical Association (AMA) has confirmed receipt of Lucid’s application for a Proprietary Laboratory Analysis (PLA) diagnostic CPT billing code for EsoGuard. This is the first step towards securing Medicare and subsequently private payor reimbursement for the diagnostic test.

Our efforts to secure regulatory clearance for EsoCheck through the FDA’s 510(k) pathway are progressing. The FDA requested some additional manufacturing verifications and a small GLP animal study to document device effectiveness and safety relative to a commercially available endoscopic brush. This work has been completed with excellent results to support our formal response to the FDA with final clearance expected soon thereafter.

The second phase of Lucid’s strategy to secure a specific indication, based on published guidelines, for widespread BE screening using EsoGuard on samples collected with EsoCheck is progressing. In addition to a full-time Chief Medical Officer focused on planning and executing the necessary Lucid-sponsored clinical studies, Lucid has secured multiple other world-class resources for this effort including a medical advisory board, two clinical operations consultants, a biostatistician and a team of regulatory consultants consisting of former FDA officials. Draft protocol synopses have been finalized and will be a central part of a pre-submission package which will soon be filed with the FDA along with a meeting request to discuss its clinical data requirements for a de novo or Pre-Market Approval (PMA) pathway submission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

PortIO™

Our PortIO implantable intraosseous vascular access device is being developed for up to seven days of continuous use. The intraosseous route, which is well established, provides a means for infusing fluids, medications and other substances directly into the bone marrow cavity which communicates with the central venous circulation via nutrient and emissary veins.

We have advanced, in partnership with our design and contract manufacturing partners, our PortIO product from concept to working prototypes, benchtop, animal, and cadaver testing, commercial design and development, verification and validation testing. We are pursuing an FDA clearance for use in patients with a need for vascular access up to seven days, under de novo classification of section 513(f)2 of the FDCA. The broader “seven days” clearance is being pursued in discussion with FDA following our previous initial submission to the FDA for a 510(k) premarket notification for use in patients only requiring 24-hour emergency type vascular access. The FDA-requested long-term GLP animal study implants and explants have been completed as has supplemental acute animal and cadaver studies designed to support the findings of the GLP study. The data will be submitted to the FDA once pathologic analysis of the implant sites is completed. Based on encouraging animal data, we are planning a long-term (90-day implant duration) FIH series in dialysis patients in Colombia, South America in the coming months and intend to fulfill the likely FDA request for human clinical data with an “outside-of-United States,” or “OUS,” study in New Zealand. CE Mark submission is also planned in the coming months and we continue to explore potential strategic partnerships including acquisition of PortIO. Of significance toward our belief PortIO will one day become the answer to solve many of the current drawbacks intravenous access devices regularly encounter, our supplemental animal testing demonstrated PortIO was effective as a long-term vascular access device for the infusion of a daily dose of antibiotics over 60 days and also demonstrated PortIO remained patent in another animal despite not being accessed for 60 days.

DisappEAR™

Our DisappEAR product is a resorbable pediatric ear tube based on a proprietary aqueous silk technology. With respect to DisappEAR:

● We have advanced the development of our DisappEAR product in partnership with our design and contract manufacturing partners and our academic partners at Tufts University and Harvard Medical School. A three-month animal study of the DisappEAR™ resorbable pediatric ear tube has been completed with excellent results. The resorbable ear tubes, machined from blocks of a proprietary silk technology, performed very well from a functional and anatomic point of view, retaining their position and remaining patent for the duration of the study. In addition, the ear tubes demonstrated unexpected surfactant properties which appear to provide several unique benefits over traditional plastic tubes, including enhanced flow of fluids in and out of the tube and potential intrinsic antimicrobial properties. Finally, there were no cases of otorrhea, which is a difficult to manage condition where pus and fluid drains out of the middle ear and into the ear canal. When traditional plastic ear tubes are used in clinical practice, as well as in this animal model, otorrhea typically occurs in at least 25-30% of recipients, despite administration of antibiotic ear drops.

NextFlo™

Our NextFlo product is being developed as a highly accurate intravenous infusion system with a new concept of variable flow resistors, whereby the variable resistor does not have to be mechanically linked to the infusion drive mechanism. We believe this technology will permit hospitals to return to gravity-driven infusions and eliminate expensive and troublesome electronic pumps for most of the over 1 million hospital infusions performed in the U.S. each day. With respect to NextFlo:

● The NextFlo disposable intravenous (IV) infusion set recently achieved a key milestone in its quest to eliminate the need for complex and expensive electronic infusion pumps for most of the estimated one million infusions of fluids, medications and other substances delivered each day in hospitals and outpatient settings in the United States. NextFlo is designed to deliver highly accurate gravity-driven infusions independent of the height of the IV bag. It maintains constant flow by incorporating a proprietary, passive, pressure-dependent variable flow-resistor consisting entirely of inexpensive, easy-to-manufacture disposable mechanical parts. NextFlo testing has demonstrated constant flow rates across a wide range of IV bag heights, with accuracy rates comparable to electronic infusion pumps. This major technological breakthrough has generated significant interest from potential strategic partners, and as a result, PAVmed is initiating a formal M&A process for NextFlo.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

Recent Developments

Patent License Agreement - Case Western Reserve University

In May 2018, Lucid Diagnostics Inc., our majority owned subsidiary, entered into a patent license agreement with Case Western Reserve University (“CWRU”), for the exclusive worldwide license of the intellectual property rights for two distinct proprietary technologies, referred to as “EsoCheck™”, a cell sample collection device, and EsoGuard™, a panel of methylated DNA biomarkers - the “CWRU License Agreement”. Lucid Diagnostics Inc. was incorporated in the State of Delaware on May 8, 2018 and was formed to further develop the EsoCheck™ and EsoGuard™ technologies. Along with PAVmed Inc., the other initial stockholders of Lucid Diagnostics Inc. include CWRU and each of the three individual physician inventors of the intellectual property and proprietary technologies underlying EsoCheck™ and EsoGuard™.

See our unaudited condensed consolidated financial statements, including: Note 7, Agreements Related to Acquired Intellectual Property Rights, for further information regarding the CWRU License Agreement.

Regulatory

On November 21, 2018 our majority-owned subsidiary Lucid Diagnostics Inc. filed a 510(k) premarket notification submission with the FDA for the EsoCheck™ cell sample collection device which was accepted for substantive review in early December 2018. We received an initial response from the FDA in late January 2019. The FDA requested some additional manufacturing verifications and a small GLP animal study to document device effectiveness and safety relative to a commercially available endoscopic brush. This work has been completed with excellent results to support our formal response to the FDA with final clearance expected soon thereafter.

On August 22, 2018 we were notified by the FDA lead branch reviewing the 510(k) premarket notification submission for CarpX, the lead branch had not reached a consensus with the consulting branch within the review period allotted under the FDA’s rules and regulations. Accordingly, the lead branch recommended we take the appropriate steps to extend the review process through resubmission of the 510(k) premarket notification following an in-person pre-submission meeting which was conducted on January 7, 2019. During this meeting, the FDA recommended clinical testing to definitively document CarpX procedural safety in humans and indicated data from a properly structured clinical study outside of the U.S. would be acceptable, precluding the need to engage in the FDA’s time-consuming Investigational Device Exemption, or “IDE,” process required for U.S. studies. PAVmed offered to amend its previously planned first-in-human, or “FIH,” clinical trial (ClinicalTrials.gov Identifier: NCT03747510) in New Zealand to meet this clinical testing recommendation and postponed the initiation of the amended study until study parameters were finalized with the FDA. We reached a consensus with the FDA on the parameters of the CarpX FIH safety study, including pre- and post-operative electrodiagnostic testing to document device safety. The CarpX FIH clinical trial is a single-arm, two-surgeon, 20-patient study of the CarpX procedure in carpal tunnel syndrome patients, with a device safety primary endpoint defined as the absence of certain serious device-related adverse events over a limited 90-day follow-up period. Final logistical matters led to a brief delay in the initiation of the study which was exacerbated by a temporary freeze on all elective surgeries following the tragic events in Christchurch in March. These logistical matters have now been addressed and the elective surgery freeze has been lifted, allowing treatment to be initiated and completed in the coming weeks. We will also be preparing to submit CarpX for CE Mark clearance in Europe which will incorporate data from the FIH clinical trial.

Financing

As further discussed below under the section captioned Liquidity and Capital Resources, as of the year-to-date period ending May 8, 2019, we have raised approximately $3.7 million before fees and expenses of approximately $0.1 million from the issue of shares of our common stock, and through May 14, 2019 the Senior Secured Convertible Note original $7.75 million face value principal has been reduced by $599,000 through the issue of our common stock upon (partial) conversions. Further, during the year ended December 31, 2018, we raised approximately $15.5 million in net proceeds, comprised of $20.5 million of gross proceeds from financing transactions, less $5.0 million used to repay debt ahead of the contractual maturity date. A summary of these financing transactions is as follows:

*	In May 2019, we issued 2,000,000 shares of our common stock pursuant to our previously filed and effective shelf registration statement on SEC Form S-3 - File No. 333-220549 - declared effective October 6, 2017, along with a corresponding prospectus supplement dated May 8, 2019 - resulting in cash proceeds of approximately $2.0 million before estimated legal fees of approximately $15,000.

*	In April 2019, we issued 1,680,000 shares of our common stock pursuant to our previously filed and effective shelf registration statement on SEC Form S-3 - File No. 333-220549 - declared effective October 6, 2017, along with a corresponding prospectus supplement dated April 12, 2019 - resulting in cash proceeds of approximately $1.7 million before placement agent and estimated legal fees of approximately $82,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

Recent Developments - continued

Financing - continued

*	In January 2018, we raised $4.3 million of net cash proceeds in an underwritten public offering of 2,649,818 shares of our common stock pursuant to our previously filed effective shelf registration statement on SEC Form S-3 - File No. 333-220549.

*	In June 2018, we raised approximately $9.2 million of net cash proceeds from an Equity Subscription Rights Offering - “ESRO” pursuant to our previously filed effective registration statement on SEC Form S-1 - File No. 333-222581, wherein, 9.0 million units were issued, each comprised of one share of our common stock and one Series Z Warrants exercisable to purchase one share of our common stock at an exercise price of $1.60 per share.

*	In December 2018, we raised approximately $7.0 million of net cash proceeds, after payment of $750,000 of lender fees, from the issue of a Senior Secured Convertible Note with a face value principal of $7.75 million (“Senior Convertible Note”) to an institutional investor. At the holders option, the face value principal may be converted to shares of our common stock at a conversion price of $1.60 per share of our common stock, subject to adjustment.

*	We agreed to voluntarily reduce the conversion price of the Senior Convertible Note from its current $1.60 per share to the greater of $1.00 per share or the prior trading day closing price per share, for a maximum of 1.0 million shares of our common stock during the period March 20, 2019 through April 9, 2019. As of April 9, 2019, the Senior Convertible Note holder converted $51,500 of face value principal and $45 of earned but unpaid interest thereon, into 50,044 shares of our common stock. During the three months ended March 31, 2019, we recognized a debt extinguishment loss of $1,001, resulting from the difference between the fair value of the shares issued, measured as the issue date closing price of the common stock, and the face value principal and interest settled upon conversion.

*	Subsequently, we agreed to voluntarily reduce the conversion price from its current $1.60 per share to the greater of $1.00 per share or 85% of the prior trading day closing price per share, for a maximum of 2.0 million shares of our common stock during the period April 23, 2019 through May 14, 2019. During the period April 24, 2019 through May 14, 2019, the Senior Convertible Note holder converted an additional $547,500 of face value principal and $668 of earned but unpaid interest thereon, into a total of an additional 503,604 shares of common stock of the Company, with such shares issued having a fair value of approximately $647,123, measured as the respective issue date closing price of the common stock of the Company.

*	Promptly after the consummation of the issue of the Senior Convertible Note, we repaid in full the outstanding principal balance and all accrued but unpaid interest expense as of December 27, 2018 on the Senior Secured Note held by our existing lender, Scopia Holdings LLC, with such repayment consisting of a cash payment of $5.0 million the issue of 600,000 shares of our common stock.

Additionally during 2018, we also completed exchange offers of private securities and a Tender Offer of public warrants, including:

*	In March 2018, in an exchange offer captioned the “Series A and Series A-1 Exchange Offer”, we issued a total of 975,568 shares of Series B Convertible Preferred Stock for all of the issued and outstanding shares of each of the Series A Convertible Preferred Stock and the Series A-1 Convertible Preferred Stock, and we issued a total of 2,739,190 Series Z Warrants for all of the issued and outstanding of each of the Series A Warrants and the Series A-1 Warrants.

*	In April 2018, in an exchange offer captioned the “Series W Warrant Exchange Offer”, we completed a Tender Offer whereby 96.4% of the then outstanding publicly traded Series W Warrants, or 10,151,682 Series W Warrants, were exchanged for 5,075,849 Series Z Warrants.

*	The Series Z Warrants are publicly traded on the NASDAQ Capital Market under the symbol PAVMZ, and each Series Z Warrant may be exercised to purchase a share of our common stock, initially at $3.00 per share through May 31, 2018, then $1.60 per share effective June 1, 2018, as a result of our board of directors approval on May 15, 2018 of such exercise price adjustment.

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

Research and development expenses

Research and development expenses are recognized in the period they are incurred and consist principally of internal and external expenses incurred for the research and development of our products, including:

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

We incurred approximately $10.5 million in research and development costs from June 26, 2014 (inception) through March 31, 2019. We plan to incur research and development expenses for the foreseeable future as we continue the development of our products. Our current research and development activities are focused principally on obtaining FDA clearance and initializing commercialization of the lead products in our pipeline, CarpX™, EsoCheck™, and EsoGuard™, along with advancing our DisappEAR™ and NextFloTM products through their respective development phase, with research and development activities on our other portfolio products commensurate with available capital resources. These planned research and development activities include the following:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financial Results of Operations - continued

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
	2019	2018
Revenue	$—	$—
Operating expense
General and administrative expense	1,692,711	1,380,484
Research and development expense	1,450,950	563,218
Total operating expense	3,143,661	1,943,702

Loss from operations	(3,143,661)	(1,943,702)

Other income (expense)
Interest expense - Senior Secured Note	—	(500,304)

Change in fair value - Senior Secured Convertible Note	(558,951)	—
Debt extinguishment - Senior Secured Convertible Note	(1,001)	—

Series A and Series A-1 Exchange Offer - March 15, 2018	—	(349,796)

Change in fair value - Series A Warrants derivative liability	—	(96,480)
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability	—	64,913

Other income (expense), net	(559,952)	(881,667)

Loss before income tax	(3,703,613)	(2,825,369)

Provision for income taxes	—	—

Net loss - before noncontrolling interest	(3,703,613)	(2,825,369)

Net loss attributable to noncontrolling interest	168,751	—

Net loss - attributable to PAVmed Inc.	(3,534,862)	(2,825,369)

Less: Series B Convertible Preferred Stock dividends	(65,481)	(10,406)
Less: Series A-1 Convertible Preferred Stock dividends	—	(25,148)
Less: Series A Convertible Preferred Stock dividends	—	(26,487)

Series A and Series A-1 Exchange Offer - March 15, 2018 - incremental fair value - Series B Convertible Preferred Stock issued-upon-exchange of Series A Convertible Preferred Stock	—	(726,531)

Series A and Series A-1 Exchange Offer - March 15, 2018 - incremental fair value - Series B Convertible Preferred Stock issued upon exchange of Series A-1 Convertible Preferred Stock	—	199,241

Net loss attributable to PAVmed Inc. common stockholders	$(3,600,343)	$(3,414,700)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financial Results of Operations - continued

Comparison of the Three Months Ended March 31, 2019 and 2018 - continued

General and Administrative Expense

	Three Months Ended March 31,
	2019	2018	$ Change	%Change
Compensation and related personnel costs	$447,279	$270,209	$177,070	66%
Stock-based compensation	284,663	219,393	65,270	30%
Outside professional services	687,863	684,819	3,044	1%
Facility related costs	52,485	35,580	16,905	48%
Board related costs	61,250	72,500	(11,250)	(16)%
Other operating costs	159,171	97,983	61,188	62%
Total general and administrative expense	$1,692,711	$1,380,484	$312,227	23%

General and administrative expenses incurred in the three months ended March 31, 2019 were $1,692,711, an increase of $312,227 as compared to $1,380,484 incurred for corresponding prior year period. The increased general and administrative expenses for the current year period is principally due to increased expenses related to compensation and related personnel costs of $177,070, stock based compensation of $65,270, and $61,188 in other operating costs, partially offset by a decrease of $11,250 in board related costs.

The increased compensation and related personnel costs expense in the three months ended March 31, 2019 as compared to the corresponding prior year period, resulted from higher salary and benefit expense related to the hiring of additional personnel and annual salary increases.

The stock-based compensation expense classified as general and administrative expense, which includes stock options granted to both employees and non-employees, and restricted stock awards granted to employees, of $284,663 incurred during the three months ended March 31, 2019, increased $65,270 as compared to the corresponding prior year period, principally resulting from increased stock-based compensation expense resulting from stock options granted in the prior year after March 31, 2018, and stock options and restricted stock awards granted in 2019, for each of which there is no such comparable expense in the corresponding prior year, along with stock-based compensation expense recognized on a full year basis as compared to such expense recognized on a partial year basis in the prior year period; partially offset by the absence of stock-based compensation expense related to forfeited stock options of former members of the board of directors who resigned in February 2018, and lower stock-based compensation expense related to stock options granted to non-employees, resulting principally from lower stock option vesting date estimated fair value in the current year period as compared to the corresponding prior year period, principally resulting from lower share prices of the underlying common stock of the Company.

The outside professional services expense of $687,863 incurred during the three months ended March 31, 2019 as compared to the corresponding prior year period, increased slightly by $3,044, principally resulting from increased expenses of: $70,129 related to regulatory matters, $62,389 related to intellectual property matters, and $40,870 related to marketing activities, including trade shows and promotion; partially offset by decreased expenses of: $74,939 associated with professional fees for legal, accounting, auditing, tax, valuations, and information technology, and $20,405 related to investor and public relations. Additionally, outside professional services expenses decreased $75,000 in the current period as compared with the corresponding prior period with respect to consulting agreements with entities and /or individuals affiliated with certain of our officers and /or former directors, including with respect to the HCP/Advisors consulting agreement, with such consulting agreement having an October 31, 2018 expiration date. See “Contractual Obligations” herein below for further details on these related party agreements.

The facility related costs of $52,485 incurred during the three months ended March 31, 2019 increased by $16,905 as compared to the corresponding prior year period, principally resulted from higher shipping and delivery fees, and higher rent expense associated with our corporate offices.

The board of director related costs of $61,250 for the three months ended March 31, 2019 decreased by $11,250 as compared to the corresponding prior year period, principally resulting from the resignation of two non-executive members in February 2018.

The other operating costs in the three months ended March 31, 2019 of $159,171 increased $61,188 as compared to the prior year period, principally resulting from higher travel related and insurance expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financial Results of Operations - continued

Comparison of the Three Months Ended March 31, 2019 and 2018 - continued

Research and Development Expense

	Three Months Ended March 31,
	2019	2018	$ Change	%Change
Compensation and related personnel costs	$244,123	$129,069	$115,054	89%
Stock-based compensation	174,023	51,892	122,131	235%
Outside professional services	1,022,927	380,579	643,348	169%
Other operating costs	9,877	1,678	8,199	489%
Total research and development expense	$1,450,950	$563,218	$887,732	158%

Research and development expenses incurred for the three months ended March 31, 2019 totaled $1,450,950, an increase of $887,732 as compared to $563,218 incurred for the corresponding prior year period. The increase in research and development expenses resulted principally from increased expenses of: $115,054 related to compensation and related personnel costs, $122,131 related to stock-based compensation, $643,348 of increased expenses incurred for outside professional services, and $8,199 of increased other operating costs.

The increased compensation and related personnel costs expense of $115,054 in the three months ended March 31, 2019 as compared to the corresponding prior year period, resulted from higher salary expense related to additional personnel, as well as annual salary increases.

The outside professional services of $1,022,927 in the three months ended March 31, 2019 was an increase of $643,348 as compared to the corresponding prior year period. The increased outside professional services research and development expense principally resulted from our emphasis of current research and development activities being focused principally on completion of on-going efforts to obtain FDA clearance and initializing commercialization of each of the CarpX™, EsoCheck™, EsoGuard™, and PortIO™ products, and to continue to advance the development of our DisappEAR™ and NextFlo™ products, as discussed above under “Overview”.

The increased other operating expenses in the three months ended March 31, 2019 as compared to the prior year period, principally resulted from higher workers’ compensation insurance expense and travel related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financial Results of Operations - continued

Comparison of the Three Months Ended March 31, 2019 and 2018 - continued

Other Income and Expense

Senior Secured Convertible Note - Change in Fair Value

On December 27, 2018, in a private placement transaction with an institutional investor - referred to as “Investor”, “Lender”, and /or “Holder” - the Company entered into a Securities Purchase Agreement under which it issued a Senior Secured Convertible Note, having an issue date of December 27, 2018, a contractual maturity date of December 31, 2020, a face value principal of $7.75 million, and a stated interest rate of 7.875% per annum - the “Senior Convertible Note”. At the election of the Holder, the Senior Convertible Note may be converted into shares of common stock of the Company.

The Senior Convertible Note is principally a debt financial instrument host containing embedded features and /or options which are otherwise required to be bifurcated from the debt host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815, Derivatives and Hedging. Notwithstanding, the Senior Convertible Note is being afforded the guidance of the “fair value option” (“FVO”) of ASC 825, Financial Instruments, specifically, the FVO election provided for under ASC 825-10-15-4. As such, the Senior Convertible Note was initially measured at its December 27, 2018 issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value recognized as current period income or expense, to the extent such change is not the result of a change in the instrument-specific credit risk of the Senior Convertible Note.

The Senior Convertible Note fair value adjustments were recognized as an expense in other income (expense), including $$558,951 in the three months ended March 31, 2019 and $903,000 in the year ended December 31, 2018, with respect to the fair value adjustments as of the December 27, 2018 issue date and as of December 31, 2018, as presented below. As the Senior Convertible Note was issued on December 27, 2018, there is no such fair value adjustment recognized in the corresponding prior year period. No portion of the fair value adjustment resulted from a change in the instrument-specific credit risk of the Senior Convertible Note as of the dates noted. The Senior Convertible Note estimated fair value, changes in fair value, face value principal payable, and changes in face value principal payable, as of the dates indicated, are as follows:

		Face Value
		Principal
Senior Secured Convertible Note - March 31, 2019	Fair Value	Payable
Balances - December 31, 2018	$7,903,000	$7,750,000
Less: bi-monthly Installment Repayments - cash	—	—
Less: bi-monthly Installment Repayments - issue shares of common stock		—
Less: bi-monthly Non-Installment Payments - cash	(159,191)	—
Less: bi-monthly Non-Installment Payments - issue shares of common stock	—	—
Less: Conversion to shares of common stock - conversion price voluntary adjustment	(51,545)	(51,500)
Fair value adjustment	558,951	—
Balances - March 31, 2019	$8,251,215	$7,698,500

		Face Value
		Principal
Senior Secured Convertible Note - December 31, 2018	Fair Value	Payable
Fair Value /Face Value Principal Payable - issue date December 27, 2018	$7,750,000	$7,750,000
Less: bi-monthly Installment Repayments - as of December 31, 2018	—	—
Less: bi-monthly Non-Installment Payments - as of December 31, 2018	—	—
Fair value adjustment - December 31, 2018	153,000	—
Fair Value /Face Value Principal Payable - December 31, 2018	$7,903,000	$7,750,000

Senior Secured Convertible Note - Issue Date - December 27, 2018	Fair Value
Face value principal payable - issue date December 27, 2018	$7,750,000
Lender fees paid - issue date December 27, 2018	(750,000)
Proceeds, net - issue date December 27, 2018	$7,000,000
Fair value adjustment - December 27, 2018	750,000
Fair value - issue date December 27, 2018	$7,750,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financial Results of Operations - continued

Comparison of the Three Months Ended March 31, 2019 and 2018 - continued

Other Income and Expense - continued

Senior Secured Convertible Note - Debt Extinguishment

As provided for in the Senior Secured Convertible Note Agreement, we initiated a voluntary adjustment of the Senior Convertible Note conversion price from the current $1.60 per share to the greater of $1.00 per share or the prior trading day closing price per share, with such voluntary adjustment of the conversion price effective for the period March 20, 2019 through April 9, 2019. Through April 9, 2019, 50,044 shares of our common stock were issued in settlement of $51,500 of face value principal and $45 of earned but unpaid interest thereon. The Company recognized a debt extinguishment loss of $1,001, resulting from the difference between the fair value of the shares issued, measured as the issue date closing price of the common stock, and the face value principal and interest settled upon conversion.

See our unaudited condensed consolidated financial statements Note 11, Financial Instruments Fair Value Measurements and Note 12, Debt, for a further discussion of the Senior Secured Convertible Note.

Senior Secured Note - Interest Expense

In July 2017, we previously entered into a Note and Security Purchase Agreement with Scopia Holdings LLC (“Scopia” or the “Lender”), whereupon Scopia delivering to us $4.8 million in net cash proceeds, we issued to Scopia a Senior Secured Note with an initial principal of $5.0 million, referred to herein as the “Senior Secured Note”, and also issued 2,660,000 Series S Warrants to Scopia to purchase a corresponding number of shares of common stock of the Company.

On December 27, 2018, concurrent with the issue of the Senior Convertible Note as discussed above, we repaid-in-full the previously issued Senior Secured Note, inclusive of the total outstanding principal payable and the accrued but unpaid interest expense payable as of December 27, 2018, with such repayment comprised of a $5.0 million cash payment and the issue of 600,000 shares of our common stock. The Senior Secured Note repayment was executed under a Notice of Prepayment agreement dated December 27, 2018. The Senior Secured Note had a contractual maturity date of June 30, 2019, with such maturity date not subject-to any early repayment provisions. On the December 27, 2018 repayment date, we recognized a debt extinguishment loss of $1.4 million resulting from the difference between a $5.5 million debt reacquisition price and a $4.1 million debt carrying value, net, of the Senior Secured Note as of December 27, 2018.

The Senior Secured Note annual interest rate was 15.0%, with interest payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing December 30, 2017 (“15% interest expense”). At our sole discretion, we were able to defer payment of up to 50% of each of the semi-annual 15% interest expense payable, with such deferred amount added to the outstanding interest-bearing principal balance of the Senior Secured Note. In this regard, the Senior Secured Note principal balance was $5,780,116 as of December 27, 2018, comprised of the initial principal of $5.0 million and the total unpaid semi-annual interest as of December 27, 2018.

The Senior Secured Note total interest expense of $500,304 for the three months ended March 31, 2018, was comprised of $194,570 with respect to the 15% interest expense and $305,734 related to the amortization of the debt discount.

See our unaudited condensed consolidated financial statements Note 12, Debt, for further information regarding the Note and Security Purchase Agreement, and the corresponding Senior Secured Note, between us and Scopia Holdings LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financial Results of Operations - continued

Comparison of the Three Months Ended March 31, 2019 and 2018 - continued

Other Income and Expense - continued

Overview - “Series A and Series A-1 Exchange Offer” - March 15, 2018 Exchange Date - Three Months Ended March 31, 2018

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

See our unaudited condensed consolidated financial statements, including Note 11, Financial Instruments Fair Value Measurements, for further information with respect to the “March 15, 2018 Series A and Series A-1 Exchange Offer”; Note 13, Preferred Stock, with respect to preferred stock, including Series B Convertible Preferred Stock; and Note 14, Stockholders Equity and Common Stock Purchase Warrants, with respect to common stock purchase warrants, including Series Z Warrants.

Series A and Series A-1 Exchange Offer - March 15, 2018 Exchange Date - Modification Expense - Series Z Warrants Issued Upon Exchange of Series A-1 Warrants - - Three Months Ended March 31, 2018

The Series Z Warrants issued-upon-exchange of Series A-1 Warrants in the Series A and Series A-1 Exchange Offer, as such exchange offer is discussed above, resulted in the recognition of a modification expense under the analogous guidance with respect to stock option modification under FASB ASC 718, wherein an exchange of warrants is deemed to be a modification of the initial warrant agreement by the replacement with a revised warrant agreement, requiring the incremental estimated fair value, to the extent an increase, measured as the difference between the estimated fair value immediately after the modification as compared to the estimated fair value immediately before the modification, to the extent an increase, recognized as a modification expense.

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

See our unaudited condensed consolidated financial statements, including Note 11, Financial Instruments Fair Value Measurements, for further information with respect to the “March 15, 2018 Series A and Series A-1 Exchange Offer”; Note 13, Preferred Stock, with respect to preferred stock, including Series B Convertible Preferred Stock; and Note 14, Stockholders Equity and Common Stock Purchase Warrants, with respect to common stock purchase warrants, including Series Z Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financial Results of Operations - continued

Comparison of the Three Months Ended March 31, 2019 and 2018 - continued

Other Income and Expense - continued

Change in Fair Value - Derivative Liability - Series A Warrants Derivative Liability and Series A Convertible Preferred Stock Conversion Option - Three Months Ended March 31, 2018

The Series A Warrants derivative liability and the Series A-1 Convertible Preferred Stock conversion option derivative liability were each initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of each respective derivative liability recognized as other income or expense.

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

In this regard, during the three months ended March 31, 2018, as of the March 15, 2018 Exchange Date, the change in the estimated fair value of each respective derivative liability resulted in the recognition of income of $246,561 with respect to the Series A Warrant derivative liability and income of $64,913 with respect to the Series A Convertible Preferred Stock conversion option derivative liability, with a corresponding decrease in each respective derivative liability.

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

See our unaudited condensed consolidated financial statements, including: Note 11, Financial Instruments Fair Value Measurements, for further information with respect to the initial issue date and subsequent reporting date estimated fair values of each of the Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability, and the “March 15, 2018 Series A and Series A-1 Exchange Offer”; Note 13, Preferred Stock, for further information with respect to our preferred stock, including the Series B Convertible Preferred Stock; and Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a further discussion of the common stock purchase warrants, including the Series Z Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financial Results of Operations - continued

Non-GAAP Financial Measures

The factors described above resulted in net loss attributable to PAVmed Inc. common stockholders of $3,600,343 and $3,414,700 for the three months ended March 31, 2019 and 2018, respectively.

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

We believe the NGFM provide useful information by isolating certain expenses, gains, and losses, which are not necessarily indicative of our operating financial results and business outlook. In this regard, the presentation of the NGFM herein below, is to help the reader of our unaudited condensed consolidated financial statements to understand the effects of the impact on our (U.S. GAAP) consolidated statement of operations of each of the items as discussed above, including:

*	Stock-based compensation expense
*	Loss on extinguishment of debt in connection with the partial repayment of the Senior Secured Convertible Note
*	Change in estimated fair value of the Senior Secured Convertible Note
*	Modification expense recognized with respect to “Exchange Offers”
*	Change in estimated fair value of derivative liability of each of the Series A Warrant and the Series A Convertible Preferred Stock conversion option

The NGFM are presented with the intent of providing greater transparency of information used by us in our financial performance analysis and operational decision-making. Additionally, we believe these NGFM provide meaningful information to assist investors, shareholders, and other readers of our unaudited condensed consolidated financial statements, in making comparisons to our historical financial results, and analyzing the underlying financial results of our operations. The NGFM are provided to enhance readers’ overall understanding of our current financial results and to provide further information to enhance the comparability of results between the current year period and the prior year period, however, notwithstanding, the NGFM are not intended to be a substitute for U.S. GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financial Results of Operations - continued

Non-GAAP Financial Measures - continued

A reconciliation to the most directly comparable U.S. GAAP measure to NGFM, as discussed above, for the periods noted, is as follows:

	Three Months Ended March 31,
	2019	2018	$ Change
Net loss attributable to PAVmed Inc. common stockholders	$(3,600,343)	$(3,414,700)	$(185,643)
Series B Convertible Preferred Stock dividends	65,481	10,406	55,075
Series A-1 Convertible Preferred Stock dividends	—	25,148	(25,148)
Series A Convertible Preferred Stock dividends	—	26,487	(26,487)

Series A and Series A-1 Exchange Offer - March 15, 2018 - Series B Convertible Stock issued-upon-exchange of Series A Convertible Preferred Stock	—	726,531	(726,531)

Series A and Series A-1 Exchange Offer - March 15, 2018 - Series B Convertible Stock issued-upon exchange of Series A-1 Convertible Preferred Stock	—	(199,241)	199,241

Net loss - attributable to PAVmed Inc	(3,534,862)	(2,825,369)	(709,493)

Adjustments
Depreciation expense	3,267	1,803	1,464
Interest expense - Senior Secured Note	—	500,304	(500,304)
Income tax provision	—	—	—

EBITDA	(3,531,595)	(2,323,262)	(1,208,333)

Stock-based compensation expense	458,686	271,286	187,400
Debt extinguishment - Senior Secured Note	—	—	—
Change in fair value - Senior Secured Convertible Note	558,951	—	558,951
Debt extinguishment - Senior Convertible Note	1,001	—	1,001
Offering Costs - Senior Secured Convertible Note	—	—	—

Series A and Series A-1 Exchange Offer - March 15, 2018	—	349,796	(349,796)
Series W Warrants Exchange Offer - April 5, 2018	—	—	—
Unit Purchase Option Exchange Offer - August 22, 2018	—	—	—
Series Z Warrants - June 1, 2018	—	—	—

Change in fair value - Series A Warrants derivative liability	—	96,480	(96,480)
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability	—	(64,913)	64,913

Non-GAAP Adjusted Loss	$(2,512,957)	$(1,670,613)	$(842,344)

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

As required by FASB ASC Topic 740, Income Taxes”, (“ASC 740), a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. Accordingly, we evaluated the positive and negative evidence bearing upon the estimated realizability of the net deferred tax assets, and based on our history of operating losses, concluded it is more-likely-than-not the deferred tax assets will not be realized, and therefore recognized a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, as of each of March 31, 2019 and December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

Overview - Financing

Since our inception in June 2014, we have financed our operations principally through issuances of our common stock, preferred stock, common stock purchase warrants (“warrants”), and debt, summarized as follows:

*	As of the year-to-date period ending May 8, 2019, we have raised approximately $3.7 million before fees and expenses of approximately $0.1 million from the issue of shares of our common stock, and through May 14, 2019 the Senior Secured Convertible Note original $7.75 million face value principal has been reduced by $599,000 through the issue of our common stock upon (partial) conversions. Further, during the year ended December 31, 2018 we raised approximately $15.5 million in net proceeds, comprised of $20.5 million of gross proceeds from financing transactions, less $5.0 million used to repay debt ahead of the contractual maturity date, including:

In May 2019, we issued 2,000,000 shares of our common stock pursuant to our previously filed and effective shelf registration statement on SEC Form S-3 - File No. 333-220549 - declared effective October 6, 2017, along with a corresponding prospectus supplement dated May 8, 2019 - resulting in cash proceeds of approximately $2.0 million before estimated legal fees of approximately $15,000.

In April 2019, we issued 1,680,000 shares of our common stock pursuant to our previously filed and effective shelf registration statement on SEC Form S-3 - File No. 333-220549 - declared effective October 6, 2017, along with a corresponding prospectus supplement dated April 12, 2019 - resulting in cash proceeds of approximately $1.7 million before placement agent and estimated legal fees of approximately $82,000.

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

The Senior Convertible Note proceeds were $7.0 million after payment of $750,000 of lender fees. The Company incurred total offering costs of $614,940, inclusive of the payment of $455,000 placement agent fee and legal fees, with such offering costs recognized on the December 27, 2018 issue date as a current period expense.

On December 27, 2018, concurrent with the issue of the Senior Convertible Note, we repaid-in-full the previously issued Senior Secured Note, inclusive of the total outstanding principal payable and the accrued but unpaid interest expense payable as of December 27, 2018, with such repayment comprised of a $5.0 million cash payment and the issue to Scopia of 600,000 shares of common stock of the Company. The Senior Secured Note had a contractual maturity date of June 30, 2019, with such maturity date not subject-to any early repayment provisions.

As noted, at the election of the Holder, the Senior Convertible Note may be converted into shares of common stock of the Company. The Holder may make the conversion election at any time after the December 27, 2018 issue date at an initial contractual stated conversion price of $1.60 per share of common stock of the Company. The conversion price per share is subject-to adjustment for the effect of stock dividends, stock splits, or similar events affecting the common stock of the Company - i.e. “plain vanilla standard anti-dilution provisions”. The conversion price may also be adjusted: if we issue or agree to issue any variable rate securities, in which case the Holder shall be entitled to substitute the variable price for the initial stated conversion price; or if certain Events of Default occur, as defined in the Senior Secured Convertible Note Agreement in which case the Holder is entitled to convert all or a portion of the Senior Convertible Note at the lower of (i) the actual conversion price then in effect or (ii) 80% of the market price of the Company’s common stock, as defined, but not lower than a floor price of $0.19 per share.

Additionally, the initial stated conversion price of $1.60 per share may be reduced at any time during the term of the Senior Convertible Note at our discretion and subject to the Holder’s written consent. In this regard, the Senior Convertible Note provides for a voluntary adjustment of the conversion price by the Company, wherein the Company may at any time during the term of the Senior Convertible Note, with the prior written consent of the Lender, reduce the then current conversion price to any amount and for any period of time deemed appropriate by the board of directors of the Company. The board of directors have adopted guidelines surrounding such a Senior Convertible Note voluntary adjustment of the conversion price, if any, to be implemented by management when favorable market conditions exist for the Company to orderly and effectively reduce its outstanding debt to the investor.

Effective March 20, 2019, we agreed to voluntarily reduce the Senior Convertible Note conversion price from its current $1.60 per share to the greater of $1.00 per share or the prior trading day closing price per share, for a maximum of 1.0 million shares of our common stock, during the period March 20, 2019 through April 9, 2019 - referred to as the March 20, 2019 conversion price voluntary adjustment. In connection with the March 20, 2019 conversion price voluntary adjustment, as of April 9, 2019, the Senior Convertible Note holder converted $51,500 of face value principal and $45 of earned but unpaid interest thereon, into 50,044 shares of our common stock, with such conversion occurring as of March 31, 2019. During the three months ended March 31, 2019, we recognized a debt extinguishment loss of $1,001, resulting from the difference between the fair value of the shares of our common stock issued, measured as the issue date closing price of our common stock, and the face value principal and interest settled upon conversion.

Subsequently, effective April 24, 2019, the Company agreed to voluntarily reduce the conversion price from its current $1.60 per share to the greater of $1.00 per share or 85% of the prior trading day closing price per share, for a maximum of 2.0 million shares of common stock of the Company, during the period April 23, 2019 through May 14, 2019 - referred to as the April 24, 2019 conversion price voluntary adjustment. In connection with the April 24, 2019 conversion price voluntary adjustment, as of May 14, 2019, the Senior Convertible Note holder converted an additional $547,500 of face value principal and $668 of earned but unpaid interest thereon, into a total of an additional 503,604 shares of our common stock, with such shares issued having a fair value of approximately $647,123, measured as the respective issue date closing price of our common stock.

Subsequently, effective May 15, 2019, the Company agreed to voluntarily reduce the conversion price from its current $1.60 per share to the greater of $1.00 per share or 85% of the prior trading day closing price per share, for a maximum of 2.0 million shares of common stock of the Company, during the period May 15, 2019 through June 4, 2019 - referred to as the May 15, 2019 conversion price voluntary adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Senior Secured Convertible Note - December 27, 2018 - continued

The Senior Convertible Note requires bi-monthly payments on the 15th calendar day and the last trading day of the month, commencing January 15, 2019 and ending December 31, 2020. The bi-monthly payments include a contractually stated face value principal repayment, referred to as an Installment Amount, and a payment based on the outstanding face value principal and the 7.875% annual interest rate, or an 18% annual interest rate in the Event of Default, as defined in the Senior Secured Convertible Note Agreement, referred to herein as a non-installment payment. The bi-monthly payments of January 15, 2019 through June 15, 2019 are non-installment payments only, and the bi-monthly payments commencing June 28, 2019 through December 31, 2020 include both the Installment Amount and the non-installment payment, as discussed below.

The Installment Amount include 35 bi-monthly payments of $193,750 commencing June 28, 2019 through November 30, 2020, and two final payments of $484,375 on each of December 15, 2020 and December 31, 2020, with such bi-monthly dates referred to as Installment Dates. Further, the contractual Installment Amount is reduced by additional face value principal repayments, if any, with the reductions first applied to the final December 31, 2020 Installment Amount, then the December 15, 2020 Installment Amount, and continuing in the reverse order of maturity. In this regard, the December 31, 2020 Installment Amount has been reduced by the $51,500 face value principal repayment resulting from the conversion to shares of common stock of the Company as of March 31, 2019, as discussed above. The additional conversions into shares of common stock of the Company occurring after March 31, 2019, including such conversions discussed above, will further reduce the Installment Amount as described above.

As amended on April 11, 2019, commencing with the June 28, 2019 bi-monthly date, the Installment Amount and the non-installment payment will be paid by the issue of shares of common stock of the Company, subject to the satisfaction of customary equity conditions, including a minimum price of $0.50 per share of our common stock and volume thresholds, referred to as an Installment Conversion.

If the Company satisfies such equity conditions, subject to the holder’s right to waive any such condition, the Company will convert the portion of the Installment Amount subject to such Installment Conversion into shares of its common stock at a price per share equal to the lower of (i) the conversion price then in effect, and (ii) 82.5% of the market price of the Company’s common stock, as determined in accordance with the Senior Convertible Note, but no lower than $0.19 per share, with the $0.19 per share referred to as the Floor Price. If the Installment Conversion is not permitted because certain equity conditions are not met, the holder may elect to either (i) have the Company redeem the Installment Amount in cash at a price equal to 115% of its aggregate value or (ii) void the conversion of the Installment Amount and retain all the rights of a holder of the Senior Convertible Note, except that the conversion price for such Installment Amount will thereafter be the lesser of the installment conversion price as in effect on the date the installment conversion is voided and the installment conversion price on the date the holder delivers a subsequent notice of conversion.

The Holder of the Convertible Note will not have the right to convert any portion of the Convertible Note, to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%of the shares of our common stock outstanding immediately after giving effect to such conversion. A holder may from time to time increase this limit to 9.99%, provided any such increase will not be effective until the 61st day after delivery of a notice to us of such increase. In addition, unless we obtain the approval of our stockholders as required by Nasdaq, we are prohibited from issuing any shares of common stock upon conversion of the Senior Convertible Note or otherwise pursuant to the terms of the Senior Convertible Note, if the issuance of such shares of common stock would exceed 19.99% of the Company’s outstanding shares of common stock as of December 27, 2018 or otherwise exceed the aggregate number of shares of common stock which the Company may issue without breaching its obligations under the rules and regulations of Nasdaq.

The holder of the Senior Convertible Note may elect to defer conversion until a subsequent Installment Date selected by the holder or accelerate the conversion of future Installment Amounts to the current Installment Date, with the amount to be accelerated subject to certain restrictions as set forth in the Senior Convertible Note.

The Senior Convertible Note is principally a debt financial instrument host containing embedded features and /or options which would otherwise be required to be bifurcated from the debt host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815, Derivatives and Hedging. Notwithstanding, the Senior Convertible Note is being afforded the guidance of the “fair value option (“FVO”) of ASC 825, Financial Instruments, specifically, the FVO election provided for under ASC 825-10-15-4. As such, the Senior Convertible Note will be initially measured at its December 27, 2018 issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in the estimated fair value recognized as income or expense.

See our unaudited condensed consolidated financial statements Note 12, Debt, for further information regarding the Senior Secured Convertible Note.

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

The Senior Secured Note annual interest rate was 15.0%, with interest payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing December 30, 2017 (“15% interest expense”). During the three months ended March 31, 2018, interest expense recognized totaled $500,304 including $194,570 with respect to the semi-annual interest payment, and $305,733 with respect to the amortization of debt discount. At our sole discretion, we were able to defer payment of up to 50% of each of the semi-annual 15% interest expense payable, with such deferred amount added to the outstanding interest-bearing principal balance of the Senior Secured Note. In this regard, the Senior Secured Note principal balance was $5,780,116 and $5,188,542, as of December 27, 2018, with such principal amount comprised of the initial principal of $5.0 million and the total unpaid semi-annual interest as of December 27, 2018.

On the December 27, 2018 repayment date, we recognized a debt extinguishment loss of $1.4 million resulting from the difference between a $5.5 million debt reacquisition price and a $4.1 million debt carrying value, net, of the Senior Secured Note as of December 27, 2018.

The Series S Warrants were immediately exercisable upon issuance, have an exercise price of $0.01 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock of the Company, may be exercised for cash or on a cashless basis, and expire June 30, 2032, with any Series S Warrants outstanding on the expiration date automatically exercised on a cashless basis. There were 1,199,383 Series S Warrants issued and outstanding as of March 31, 2019 and December 31, 2018.

See our unaudited condensed consolidated financial statements Note 12, Debt, for further information regarding the Senior Secured Note; and Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a further discussion of the Series S Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Registration Statement - Form S-3 - File No. 333-229372

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

We have incurred a net loss attributable to PAVmed Inc. common stockholders of approximately $3.6 million and net cash flows used in operating activities of approximately $3.9 million for the three month ended March 31, 2019. As of March 31, 2019, we have an accumulated deficit of approximately $40.6 million and negative working capital of approximately $5.7 million, with such working capital inclusive of approximately $8.3 million of the Senior Secured Convertible Note classified as a current liability and approximately $4.2 million of cash.

We anticipate incurring operating losses and do not expect to generate positive cash flows from operating activities, if any, for the next several years as we complete the development of our products, file for and request regulatory approvals and clearances of such products and begin to commercially market such products. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date our unaudited condensed consolidated financial statements are issued.

Our ability to fund our operations is dependent upon management’s plans, which include raising additional capital, refinancing our debt upon maturity, obtaining regulatory approvals for our products currently under development, commercializing and generating revenues from our products currently under development, and continuing to control expenses. However, there is no assurance we will be successful in these efforts.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Cash flows and liquidity

The cash flow sources and uses for operating, investing, and financing activities, for each period presented is as follows:

	Three Months March 31,
	2019	2018
Net cash flows (used in) or provided by:
Operating activities	$(3,869,635)	$(2,199,903)
Investing activities	(2,848)	—
Financing activities	(159,191)	4,295,573
Net increase in cash	(4,031,674)	2,095,670
Cash, beginning of period	8,222,119	1,535,022
Cash, end of period	$4,190,445	$3,630,692

Operating Activities

Net cash flows used in operating activities totaled $3,869,635 and $2,199,903 in the three months ended March 31, 2019 and 2018, respectively, consisting of a net loss - before noncontrolling interest of $3,703,613 and $2,825,369, respectively, and non-cash adjustments resulting in cash flows provided of $1,021,905 and $1,154,755, and a change in operating assets and liabilities, net resulting in cash flows used of $1,187,927 and $529,289, each in the three months ended March 31, 2019 and 2018, respectively, as follows:

	Three Months Ended March 31,
	2019	2018
Non-Cash Adjustments
Depreciation expense	$3,267	1,803
Stock-based compensation	458,686	271,286
Change in fair value - Senior Secured Convertible Note	558,951	—
Debt extinguishment - Senior Secured Convertible Note	1,001	—
Interest expense accrued - Senior Secured Note	—	194,570
Interest expense - amortization of discount - Senior Secured Note	—	305,733
Series A and Series A-1 Exchange Offer - March 15, 2018	—	349,796
Change in fair value - Series A Warrants derivative liability	—	96,480
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability	—	(64,913)
Sub-Total: non-cash adjustments, net	$1,021,905	$1,154,755

Change in Operating Assets and Liabilities
Prepaid expenses and other current assets	$108,828	$(25,366)
Accounts payable	(353,006)	(96,799)
Accrued expenses and other current liabilities	(943,749)	(407,124)
Sub-Total: Change in operating assets and liabilities, net	$(1,187,927)	$(529,289)

Investing Activities

Net cash flows used in investing activities was $2,848 the three months ended March 31, 2019 related to the purchases of computer equipment.

Financing Activities

Net cash flows used in financing activities in the three months ended March 31, 2019 of $159,191 was with respect to the Senior Convertible Note bi-monthly non-installment payments. Net cash flows provided by financing activities of $4,295,573 in the three months ended March 31, 2018 were comprised of proceeds of $4,388,099, offset by the payment of $113,438 of related incurred offering costs, from the issue of common stock of the Company in an underwritten public offering in January 2018 and $20,913 of net proceeds from the exercise of Series W Warrants and Series S Warrants.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies and Significant Judgments and Estimates - continued

Financial Instruments and Fair Value Measurements - continued

The Company accounts for the issued and outstanding Senior Convertible Note under the “FVO election” of ASC 825, Financial Instruments, as discussed below. The Senior Convertible Note is principally a debt financial instrument host containing embedded features and /or options which would otherwise be required to be bifurcated from the debt host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, ASC 825-10-15-4 provides for the “fair value option (“FVO”), to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Further, the estimated fair value adjustment, as required by ASC 825-10-45-5, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the consolidated statement of operations. With respect to the Company, the “other income (expense) component” of the Senior Convertible Note fair value adjustment is presented in a single line in the consolidated statement of operations, as provided for by ASC 825-10-50-30(b). See Note 11, Financial Instruments Fair Value Measurements, and Note 12, Debt, for a further discussion of such FVO election and the Senior Secured Convertible Debt.

In addition to the Senior Convertible Debt and the Series A and Series A-1 Exchange Offer on March 15, 2018, each as discussed above, the other issue-date and /or date -of-occurrence non-recurring estimated fair values utilize the Company’s common stock price along with certain Level 3 inputs, as discussed below, in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models.

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

In June 2018, the FASB issued its Accounting Standards Update (“ASU”) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07), which, upon the effective date, will result in non-employee stock-based compensation to be within the scope of ASC-718, and will supersede ASC 505-50. A principal change of the new guidance is to eliminate the ASC 505-50 required periodic fair value remeasure (“mark-to-market”) and use of the “contractual term” as an input to the Black-Scholes option pricing model to calculate the estimated fair value of stock options issued to non-employees, in favor of the ASC 718 one-time measurement of the grant date fair value and use of an “expected term” as such valuation input, for non-employee stock-based compensation expense, as is currently done for employee stock-based compensation expense.

The amended ASC-718 non-employee stock-based compensation provisions are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, and for all other companies for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606). With respect to the Company and its majority-owned subsidiary, the amended ASC-718 non-employee stock-based compensation provisions are required to be adopted by no later than January 1, 2020, resulting from the Company’s “JOBS Act EGC Election” as discussed herein above. Additionally, the Company, under its “JOBS Act EGC Election”, adopted ASC 606 as of January 1, 2019, which is the required adoption date of ASC 606 for private companies. At this time, the Company and its majority-owned subsidiary continue to apply the guidance of ASC-505-50 with respect to non-employee stock-based compensation, subject-to the future adoption date(s) of ASC-606 and the ASU 2018-07 amended ASC 718.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequently issued additional updates amending the guidance contained in Topic 606 (ASC 606), thereby affecting the guidance contained in ASU 2014-09. ASU 2014-09 and the subsequent ASC 606 updates will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance. The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount equal to the consideration to which the entity expects to be entitled for those goods and services. ASU 2014-09 defines a five step process to achieve this core principle, and in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The Company, under its “JOBS Act EGC Election”, adopted ASC 606 as of January 1, 2019, which is the required adoption date of ASC 606 for private companies. To date, since its inception, the Company has not generated any revenue, as such, the provisions of ASC 606 have not impacted the Company’s consolidated results of operations or financial condition.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adoption of ASC 842 as of January 1, 2019 did not have a significant effect on the Company’s unaudited condensed consolidated financial position, results of operations, and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Contractual Obligations

Senior Secured Convertible Note - December 27, 2018

On December 27, 2018, in a private placement transaction with an institutional investor - referred to herein as “Investor”, “Lender”, and /or “Holder” - we entered into a Securities Purchase Agreement under which was issued a Senior Secured Convertible Note with such agreement having an issue date of December 27, 2018, a contractual maturity date of December 31, 2020, a face value principal payable of $7.75 million, and a stated interest rate of 7.875% per annum - the “Senior Convertible Note”. At the election of the Holder, the Senior Convertible Note may be converted into shares of common stock of the Company.

The Senior Convertible Note proceeds were $7.0 million after payment of $750,000 of lender fees. The Company incurred total offering costs of $614,940, inclusive of the payment of $455,000 placement agent fee and legal fees, with such offering costs recognized on the December 27, 2018 issue date as a current period expense.

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

Additionally, the initial stated conversion price of $1.60 per share may be reduced at any time during the term of the Senior Convertible Note at our discretion and subject to the Holder’s written consent. In this regard, the Senior Convertible Note provides for a voluntary adjustment of the conversion price by the Company, wherein the Company may at any time during the term of the Senior Convertible Note, with the prior written consent of the lender reduce the then current conversion price to any amount and for any period of time deemed appropriate by the board of directors of the Company. The board of directors have adopted guidelines surrounding such a Senior Convertible Note voluntary adjustment of the conversion price, if any, to be implemented by management when favorable market conditions exist for the Company to orderly and effectively reduce its outstanding debt to the investor.

Effective March 20, 2019, we agreed to voluntarily reduce the Senior Convertible Note conversion price from its current $1.60 per share to the greater of $1.00 per share or the prior trading day closing price per share, for a maximum of 1.0 million shares of our common stock, during the period March 20, 2019 through April 9, 2019 - referred to as the March 20, 2019 conversion price voluntary adjustment. In connection with the March 20, 2019 conversion price voluntary adjustment, as of April 9, 2019, the Senior Convertible Note holder converted $51,500 of face value principal and $45 of earned but unpaid interest thereon, into 50,044 shares of our common stock, with such conversion occurring as of March 31, 2019. During the three months ended March 31, 2019, we recognized a debt extinguishment loss of $1,001, resulting from the difference between the fair value of the shares of our common stock issued, measured as the issue date closing price of our common stock, and the face value principal and interest settled upon conversion.

Subsequently, effective April 24, 2019, we agreed to voluntarily reduce the conversion price from its current $1.60 per share to the greater of $1.00 per share or 85% of the prior trading day closing price per share, for a maximum of 2.0 million shares of our common stock, during the period April 23, 2019 through May 14, 2019 - referred to as the April 24, 2019 conversion price voluntary adjustment. In connection with the April 24, 2019 conversion price voluntary adjustment, as of May 14, 2019, the Senior Convertible Note holder converted an additional $547,500 of face value principal and $668 of earned but unpaid interest thereon, into a total of an additional 503,604 shares of our common stock, with such shares issued having a fair value of approximately $647,123, measured as the respective issue date closing price of our common stock.

Subsequently, effective May 15, 2019, we agreed to voluntarily reduce the conversion price from its current $1.60 per share to the greater of $1.00 per share or 85% of the prior trading day closing price per share, for a maximum of 2.0 million shares of our common stock, during the period May 15, 2019 through June 4, 2019 - referred to as the May 15, 2019 conversion price voluntary adjustment.

The Installment Amount include 35 bi-monthly payments of $193,750 commencing June 28, 2019 through November 30, 2020, and two final payments of $484,375 on each of December 15, 2020 and December 31, 2020, with such bi-monthly dates referred to as Installment Dates. Further, the contractual Installment Amount is reduced by additional face value principal repayments, if any, with the reductions first applied to the final December 31, 2020 Installment Amount, then the December 15, 2020 Installment Amount, and continuing in the reverse order of maturity. In this regard, the December 31, 2020 Installment Amount has been reduced by the $51,500 face value principal repayment resulting from the conversion to shares of common stock of the Company as of March 31, 2019, as discussed above. The additional conversions into shares of common stock of the Company occurring after March 31, 2019, including such conversions discussed above, will further reduce the Installment Amount as described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Contractual Obligations - continued

Senior Secured Convertible Note - December 27, 2018 - continued

As amended on April 11, 2019, commencing with the June 28, 2019 bi-monthly date, the Installment Amount and the non-installment payment will be paid by the issue of shares of common stock of the Company, subject to the satisfaction of customary equity conditions, including a minimum price of $0.50 per share of our common stock and volume thresholds, referred to as an Installment Conversion.

If the Company satisfies such equity conditions, subject to the holder’s right to waive any such condition, the Company will convert the portion of the Installment Amount subject to such Installment Conversion into shares of its common stock at a price per share equal to the lower of (i) the conversion price then in effect, and (ii) 82.5% of the market price of the Company’s common stock, as determined in accordance with the Senior Convertible Note, but no lower than $0.19 per share, with the $0.19 per share referred to as the Floor Price. If the Installment Conversion is not permitted because certain equity conditions are not met, the holder may elect to either (i) have the Company redeem the Installment Amount in cash at a price equal to 115% of its aggregate value or (ii) void the conversion of the Installment Amount and retain all the rights of a holder of the Senior Convertible Note, except that the conversion price for such Installment Amount will thereafter be the lesser of the installment conversion price as in effect on the date the installment conversion is voided and the installment conversion price on the date the holder delivers a subsequent notice of conversion.

The Holder of the Convertible Note will not have the right to convert any portion of the Convertible Note, to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of 4.99%of the shares of our common stock outstanding immediately after giving effect to such conversion. A holder may from time to time increase this limit to 9.99%, provided any such increase will not be effective until the 61st day after delivery of a notice to us of such increase. In addition, unless we obtain the approval of our stockholders as required by Nasdaq, we are prohibited from issuing any shares of common stock upon conversion of the Senior Convertible Note or otherwise pursuant to the terms of the Senior Convertible Note, if the issuance of such shares of common stock would exceed 19.99% of the Company’s outstanding shares of common stock as of December 27, 2018 or otherwise exceed the aggregate number of shares of common stock which the Company may issue without breaching its obligations under the rules and regulations of Nasdaq.

The holder of the Senior Convertible Note may elect to defer conversion until a subsequent Installment Date selected by the holder or accelerate the conversion of future Installment Amounts to the current Installment Date, with the amount to be accelerated subject to certain restrictions as set forth in the Senior Convertible Note.

See our unaudited condensed consolidated financial statements Note 12, Debt, for further information with respect to the Senior Secured Convertible Note.

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

See our unaudited condensed consolidated financial statements Note 12, Debt, for further information with respect to the Senior Secured Note.

Patent License Agreement - Case Western Reserve University

On May 12, 2018, the Company, through its majority-owned subsidiary, Lucid Diagnostics Inc. entered into a patent license agreement with Case Western Reserve University (“CWRU”), for the exclusive worldwide license of the intellectual property rights for two distinct proprietary technologies: “EsoCheck™”, a cell sample collection device, and EsoGuard™, a panel of methylated DNA biomarkers - the “CWRU License Agreement”.

Under the CWRU License Agreement, Lucid Diagnostics Inc. recognized an accrued license fee of approximately $273,000, including an initial payment of $50,000, and subsequent quarterly payments of $50,000 until such fee is paid-in-full, provided, however, the commencement of the quarterly payments is subject to Lucid Diagnostics Inc. consummation of a bona fide financing with an unrelated third-party in excess of $500,000. In this regard, the remaining balance of the EsoGuard™ License Agreement is unpaid and has been recognized as an accrued expense liability as of March 31, 2019 and December 31, 2018.

Lucid Diagnostics Inc. will also be required to pay a minimum annual royalty commencing the year after the first commercial sale of products resulting from the commercialization of products under the CWRU License Agreement, with the minimum amount rising based on net sales of such product(s), if any. Additionally, the CWRU License Agreement provides for Lucid Diagnostics Inc. to make payments to CWRU upon the achievement of certain regulatory milestones.

Lease Agreement - Corporate Office Space

Our corporate office lease is on a month-to-month basis, with a 5% per annum increase in the monthly lease payment effective February 1 of each year, and the lease agreement may be cancelled with three months written notice. As of March 31, 2019, our future minimum lease payments for the corporate office lease on a month-to-month basis are estimated to be approximately $133,000 for the period April 1, 2019 to March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

JOBS Act

We are an “emerging growth company” or EGC, as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies who are not an ECG, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements, and not being required to adopt certain new and revised accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of the extended time for the adoption of new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies who are not an ECG.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable SEC regulations.

Effect of Inflation and Changes in Prices

We do not expect inflation and changes in prices will have a material effect on our operations.

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures as of March 31, 2019 have been designed and are functioning effectively to provide reasonable assurance the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe a controls system, no matter how well designed and operated, cannot provide absolute assurance the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal control over financial reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation(1)
3.2	Certificate of Amendment to Certification of Incorporation dated April 19, 2015(1)
3.3	Certificate of Amendment to Certificate of Incorporation dated October 1, 2018(2)
10.1*	Amended and Restated Employment Agreement between PAVmed Inc. and Lishan Aklog, M.D.(3)
10.2*	Amended and Restated Employment Agreement between PAVmed Inc. and Dennis M. McGrath(3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-203569).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 2, 2018
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 20, 2019.
*	Management contract or compensatory plan or arrangement.
†	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

Date: May 15, 2019	By:	/s/ Dennis M. McGrath
Dennis M. McGrath President and Chief Financial Officer (Principal Financial and Accounting Officer)

