Form 10-K/A
period 2018-12-31
PAVmed Inc.
filed 2019-09-30
CIK 1624326

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement was filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2018.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of PAVmed Inc. (the “Company”) for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “Original Filing”), is being filed solely to include revised Exhibits 31.1 and 31.2, which include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted by the Company when previously filed. This Amendment contains only the cover page, explanatory note, the exhibit index, signature page and the revised certifications. Because no financial statements are included with this Amendment, paragraph 3 of the Section 302 certifications has been omitted.

Except for the foregoing, this Amendment does not alter or update any other information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Amendment:

(3)	The following exhibits:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

† Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PAVmed Inc.

September 30, 2019	By:	/s/ Lishan Aklog, M.D.
Lishan Aklog, M.D.
Chairman of Board of Directors
Chief Executive Officer