Form 10-Q/A
period 2019-06-30
PAVmed Inc.
filed 2019-09-30
CIK 1624326

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of PAVmed Inc. (the “Company”) for the fiscal quarter ended June 30, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2019 (the “Original Filing”), is being filed solely to include revised Exhibits 31.1 and 31.2, which include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted by the Company when previously filed. This Amendment contains only the cover page, explanatory note, the exhibit index, signature page and the revised certifications. Because no financial statements are included with this Amendment, paragraph 3 of the Section 302 certifications has been omitted.

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