Form 10-K
period 2019-12-31
PAVmed Inc.
filed 2020-04-14
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-37685

PAVMED INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-1214177
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Grand Central Place 60 E. 42nd Street Suite 4600 New York, NY 10165	10165
(Address of Principal Executive Offices)	(Zip Code)

(212) 949-4319

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock, $0.001 par value per share	PAVM	The NASDAQ Stock Market LLC
Series Z Warrants, each to purchase one share of Common Stock	PAVMZ	The NASDAQ Stock Market LLC
Series W Warrants, each to purchase one share of Common Stock	PAVMW	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer”, “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(c) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $29.8 million, based on 26,107,832 shares of common stock held by non-affiliates and a last reported sales price per share of the registrant’s common stock of $1.14 on such date.

As of April 10, 2020 there were 44,133,745 shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2019.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of PAVmed Inc. (“we”, “us”, “our” or “PAVmed” or the “Company”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K (this “Form 10-K”), including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference.

Important factors that may affect our actual results include:

●	our limited operating history;
●	our financial performance, including our ability to generate revenue;
●	ability of our products to achieve market acceptance;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	potential ability to obtain additional financing when and if needed;
●	ability to protect our intellectual property;
●	ability to complete strategic acquisitions;
●	ability to manage growth and integrate acquired operations;
●	potential liquidity and trading of our securities;
●	regulatory or operational risks;
●	cybersecurity risks;
●	risks related to the COVID-19 pandemic;
●	the impact of the material weakness identified by our management;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
●	the time during which we will be an Emerging Growth Company (“EGC”) under the Jumpstart Our Business Startups Act of 2012, or JOBS Act.

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

ii

PART I

Item 1. Business

Background and Overview

PAVmed is a highly-differentiated multi-product technology medical device company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization, employing a business model focused on capital efficiency and speed to market. Since inception on June 26, 2014, the Company’s activities have focused on advancing its lead products towards regulatory approval and commercialization, protecting its intellectual property, and building its corporate infrastructure and management team. The Company operates in one segment as a medical device company with four operating divisions which include GI Health, Minimally Invasive Interventions, Infusion Therapy, and Emerging Innovations. As resources permit, we will continue to explore internal and external innovations that fulfill our project selection criteria without limiting ourselves to any target specialty or condition. The Company has ongoing operations conducted in two active majority owned subsidiaries: Lucid Diagnostics, Inc. (“Lucid Diagnostics” or “Lucid”) incorporated in May 2018 and Solys Diagnostics, Inc. (“Solys Diagnostics” or “Solys”) incorporated in October 2019.

PAVmed and its subsidiaries have proprietary rights to the trademarks used herein, including, among others, PAVmed™, Lucid Diagnostics™, Caldus™, CarpX™, DisappEAR™, EsoCheck™, EsoGuard™, EsoCheck Cell Collection Device™ EsoCure Esophageal Ablation Device™ , NextCath™, NextFlo™, PortIO™, and “Innovating at the Speed of Life” ™. Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of “™” or “®”, however, the absence of such marks is not intended to indicate, in any way, PAVmed or its subsidiaries will not assert, to the fullest extent possible under applicable law, their respective rights to such trademarks and trade names.

Our multiple products are in various phases of development and regulatory clearances or approvals. EsoCheck has received 510(k) marketing clearance from the U.S. Food and Drug Administration (“FDA”) as a generic esophageal cell collection device. EsoGuard has been established as a Laboratory Developed Test (“LDT”) and was launched commercially in December 2019 after Clinical Laboratory Improvement Amendment (“CLIA”) and College of American Pathologists (“CAP”) accreditation of the test at Lucid’s commercial diagnostic laboratory partner ResearchDx Inc. (“ResearchDx”), headquartered in Irvine, CA. Our other products in development have not yet received clearance or approval to be marketed or sold in the U.S. or elsewhere. We have been granted patents by the U.S. Patent and Trademark Office (“USPTO”) for CarpX, PortIO, and Caldus and have acquired licenses to certain patents and intellectual property for DisappEAR from Tufts University and a group of academic centers, for EsoGuard and EsoCheck from Case Western Reserve University (“CWRU”) and more recently for patents covering infrared technology to non-invasively detect glucose in tissue within the in-patient field of use from Liquid Sensing, Inc.

Our four operating divisions include:

●	GI Health (EsoGuard Esophageal DNA Test, EsoCheck Esophageal Cell Collection Device, and EsoCure Esophageal Ablation Device with Caldus Technology);
●	Minimally Invasive Interventions (CarpX Minimally Invasive Device for Carpal Tunnel Syndrome);
●	Infusion Therapy (PortIO Implantable Intraosseous Vascular Access Device and NextFlo Highly Accurate Disposable Intravenous Infusion Set); and
●	Emerging Innovations (non-invasive laser-based glucose monitoring, NextCath™ self-anchoring catheters, pediatric ear tubes and mechanical circulatory support).

A brief description of our key divisions and products is as follows:

GI Health

●	EsoGuard, EsoCheck, and EsoCure –
refers to a patented platform technology (EsoGuard and EsoCheck) licensed from CWRU to Lucid Diagnostics developed to provide an accurate, non-invasive, patient-friendly screening test for the early detection of adenocarcinoma of the esophagus (“EAC”) and of Barrett’s Esophagus (“BE”), including dysplasia, pre-cursors to EAC in patients with chronic heart burn or acid reflux, along with a technology (EsoCure) developed by PAVmed to treat BE. EsoGuard is a molecular diagnostic esophageal DNA test shown in a published human study to be highly accurate at detecting BE, as well as EAC. EsoCheck is a non-invasive cell collection device designed to sample cells from a targeted region of the esophagus in a five-minute office-based procedure, without the need for endoscopy. Both EsoGuard and EsoCheck are commercially available, as separately marketed products, for physicians to prescribe for U.S. patients. EsoCure is in development to provide an Esophageal Ablation Device using Caldus Technology to allow a clinician to treat dysplastic BE before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment.

Item 1. Business - Continued

Background and Overview - continued

Minimally Invasive Interventions

●	CarpX –
refers to a patented, single-use disposable, minimally invasive device designed to treat carpal tunnel syndrome while reducing recovery times. CarpX is a medical precision cutting device allowing a physician to relieve the compression on the median nerve without an open incision or the need for endoscopic or other imaging equipment. CarpX was resubmitted to the FDA for 510(k) premarket notification in March 2020 after successfully completing a human clinical safety study.

Infusion Therapy

●	PortIO –
refers to a novel, patented, implantable, intraosseous vascular medical device which does not require accessing the central venous system and does not have an indwelling intravascular component. It is designed to be highly resistant to occlusion and may not require regular flushing. It features simplified, near-percutaneous insertion and removal, without the need for surgical dissection or radiographic confirmation. It provides a near limitless number of potential access sites and can be used in patients with chronic total occlusion of their central veins. The absence of an intravascular component will likely result in a very low infection rate.

●	NextFlo –
refers to a patented, disposable, IV infusion set designed to eliminate the need for complex and expensive electronic infusion pumps for most of the estimated one million infusions of fluids, medications and other substances delivered each day in hospitals and outpatient settings in the United States. NextFlo is designed to deliver highly accurate gravity-driven infusions independent of the height of the IV bag. It maintains constant flow by incorporating a proprietary, passive, pressure-dependent variable flow-resistor consisting entirely of inexpensive, easy-to-manufacture disposable mechanical parts. NextFlo testing has demonstrated constant flow rates across a wide range of IV bag heights, with accuracy rates comparable to electronic infusion pumps.

Emerging Innovations

●	refers to a diversified and expanding portfolio of innovative products designed to address unmet clinical needs across a broad range of clinical conditions. We are evaluating a number of these product opportunities and intellectual property covering a spectrum of clinical conditions, which have either been developed internally or have been presented to us by clinician innovators and academic medical centers, for consideration of a partnership to develop and commercialize these products. This collection of products includes, without limitation, initiatives in noninvasive glucose monitoring, mechanical circulatory support, self-anchoring catheters, and pediatric ear tubes. Furthermore, we are exploring other opportunities to grow our business and enhance shareholder value through the acquisition of pre-commercial or commercial stage products and/or companies with potential strategic corporate and commercial synergies.

Item 1. Business - Continued

Background and Overview - continued

GI Health (Gastroenterology – EsoGuard, EsoCheck, and EsoCure)

In May 2018, Lucid Diagnostics, a majority-owned subsidiary of PAVmed, entered into a patent license agreement with CWRU (the “CWRU License Agreement”), for the exclusive worldwide license of the intellectual property rights for two distinct proprietary technologies focused on the early detection and prevention of EAC, a highly lethal form of esophageal cancer.

The two patent-protected technologies licensed from CWRU are EsoGuard and EsoCheck:

●	EsoGuard is a molecular diagnostic esophageal DNA test shown in a published human study to be highly accurate at detecting BE, as well as EAC. BE is a condition in which there are changes in the type of cells lining the esophagus, and which can occur with or without dysplasia (abnormal change in cells that occurs prior to cells becoming cancerous). Most individuals with BE are unaware that they have BE and thus are unaware of their risk of developing EAC, as well as available treatment options which are highly effective at preventing progression of disease. The estimated immediately addressable domestic market opportunity for EsoGuard is nearly $2 billion based on tens of millions of U.S. patients with gastroesophageal reflux disease (“GERD”), more commonly called acid reflux or chronic heartburn, who are BE screening candidates according to published American College of Gastroenterology (“ACG”) guidelines.

●	EsoCheck is a non-invasive cell collection device designed to sample cells from a targeted region of the esophagus in a five-minute office-based procedure, without the need for endoscopy. It consists of an easy to swallow capsule the size of a gelcap, containing a proprietary textured balloon used to collect a mucosal cell sample when inflated. When the balloon is deflated after cell collection, the proprietary and patent-protected Collect+Protect Technology retracts the balloon with its collected cells back into the capsule, where they are protected during the retrieval process. These sampled cells may then be subjected to any commercially available diagnostic test, including EsoGuard.

Additionally, PAVmed has recently added the EsoCure Esophageal Ablation Device with Caldus Technology to its commercial product development pipeline. EsoCure is a disposable single-use thermal balloon ablation catheter designed to advance through the working channel of a standard endoscope and allow the clinician to treat dysplastic BE before it can progress to highly lethal EAC and to do so without the need for complex and expensive capital equipment. It complements Lucid Diagnostics’ portfolio of EsoGuard and EsoCheck products, which are designed to detect nondysplastic and dysplastic BE, as well as EAC itself. EsoCure incorporates PAVmed’s patented Caldus Technology (“Caldus”) which allows direct thermal tissue ablation using disposable single-use ablation devices. Once PAVmed completes its product development process including obtaining market clearance from the FDA, we intend to add EsoCure to our product offering being presented to the GI physician community by Lucid’s contract sales force.

Hence, our first commercial products consist of the EsoCheck device for collecting esophageal cells and the EsoGuard DNA assay for testing cells for the presence of BE and EAC, with both products now commercially available to be prescribed by physicians for U.S. patients. Currently, each product is permitted to be distributed as a separate and distinct product offering. However, we are planning a human clinical trial, expected to be approximately 31 months in duration, in support of an FDA premarket approval (“PMA”) application for the marketing of EsoCheck and EsoGuard in combination as a screening tool for the detection of BE. We also plan to develop and commercialize other products that use or enhance the same underlying technology or address the same disease states of the esophagus. We are also currently exploring commercial partnerships for the launch of EsoGuard outside the United States.

We believe the development and commercial availability of our EsoGuard diagnostic test is revolutionary, particularly when performed on samples collected by EsoCheck. Our molecular DNA assay has the potential to save many lives through early BE detection. We were affirmed in this belief in February 2020 when we received Breakthrough Device designation from the FDA for our EsoGuard Esophageal DNA Test on esophageal samples collected using its EsoCheck Cell Collection Device in a prevalent well-defined group of patients at elevated risk for esophageal dysplasia due to chronic GERD. The FDA Breakthrough Device Program was created to offer patients more timely access to breakthrough technologies which provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions by expediting their development, assessment and review through enhanced communications and more efficient and flexible clinical study design, including more favorable pre/post market data collection balance. Breakthrough Devices receive priority FDA review, and a bipartisan bill before Congress (H.R. 5333) seeks to require Medicare to temporarily cover all Breakthrough Devices for three years while determining permanent coverage. Additionally, the National Cancer Institute (“NCI”) highlighted EsoGuard and EsoCheck as one of a handful of the year’s significant advances in cancer prevention in the NCI’s 2020 Annual Plan and Budget Proposal submitted to Congress.

Item 1. Business - Continued

Background and Overview - continued

GI Health - Gastroenterology – EsoGuard, EsoCheck, and EsoCure

Furthermore, we believe EsoGuard and EsoCheck (and later EsoCure, if and when it receives FDA 510(k) clearance) will revolutionize the frequency and manner that GI physicians interact with patients suffering from chronic acid reflux and other diseases of the esophagus for the following reasons:

●	EsoGuard is the first and only DNA test designed to facilitate the diagnosis of BE and related precursors to highly lethal EAC. EsoGuard has been shown in a 408-patient human study published in Science Translational Medicine to be highly accurate at detecting BE, with and without dysplasia, as well as EAC, with greater than 90% sensitivity and specificity.

●	EsoCheck is the only esophageal cell collection device capable of performing targeted sampling of esophageal cells in a minimally invasive way while also preventing the dilution and contamination of the cell samples as the catheter is withdrawn, thus allowing for the DNA test to pick up the low level signal of pre-cancerous changes against the background noise of other changes in non-targeted anatomic areas.

●	The American College of Gastroenterology’s guidelines recommend screening in millions of high-risk patients to detect and treat BE, with or without dysplasia, before it progresses to EAC. However, fewer than 10% actually undergo screening using the traditional invasive approach, upper endoscopy. Tragically, most patients diagnosed with EAC are neither aware of their underlying BE, nor that they missed the opportunity to undergo treatment which could have prevented progression to EAC had the BE been diagnosed earlier. As a result, over 80% die within five years of diagnosis. A modest increase in screening rates from 10-25% of high-risk GERD patients would prevent several thousand deaths per year from EAC. The use of EsoGuard on samples collected with EsoCheck has the potential to reverse this tragic situation and we believe could have as great an impact on esophageal cancer as widespread Pap screening has had in preventing deaths from cervical cancer.

Our EsoGuard Opportunity

The incidence of EAC, the most common cancer of the esophagus, has quadrupled over the past 30 years. Its prognosis remains dismal, with fewer than 20% of patients surviving at five years. We are pursuing the development of the EsoGuard technology to provide the more than 30 million diagnosed GERD patients a non-invasive, less costly test by which to detect BE so that patients identified with the condition may receive surveillance and medical therapies well known to be highly effective at preventing progression to esophageal cancer.

The primary risk factor for, and a presumed cause of BE is GERD, commonly known as chronic heartburn or acid reflux, wherein stomach acid refluxes into the esophagus. GERD affects 20-40% of Western adult populations, according to published epidemiological data. The repeated exposure to stomach acid can lead to specific metaplastic and dysplastic, i.e. pre-cancerous changes in the esophageal lining, a condition known as Barrett’s Esophagus (which we refer to as BE).

BE is most diagnosed in the U.S. by the presence of so-called “salmon colored” mucosa visualized during upper endoscopy together with columnar epithelium (so-called intestinal metaplasia) seen on in biopsies taken from such an affected area. In BE, columnar epithelium replaces the stratified squamous epithelium which normally lines the distal esophagus (at the nexus of the stomach). This metaplastic epithelium is the initial manifestation of a progressive disease process, which, if unabated, continues through a dysplastic phase and ultimately into EAC. Due to the known risk for progression of BE toward EAC, current guidelines advise patients with nondysplastic BE to be enrolled in endoscopic surveillance programs in order to detect progression. Endoscopic surveillance includes extensive biopsy sampling, taken per the Seattle biopsy protocol. For nondysplastic BE, the American College of Gastroenterology recommends surveillance endoscopy at 3-5 year intervals. For patients with confirmed low grade dysplasia (“LGD”) and without life-limiting comorbidity, endoscopic therapy is considered as the preferred treatment modality, although endoscopic surveillance every 12 months is an acceptable alternative. Patients with high grade dysplasia (“HGD”) are to be managed with endoscopic therapy.

The only currently-validated approach to assess a patient for BE and EAC, and the current “gold standard”, is white light esophagogastroduodenoscopy (“EGD,” also commonly known as “upper endoscopy”), together with collection of multiple biopsy specimens from the potentially affected area in the distal esophagus. The procedure is invasive and expensive. In the U.S., EGD is almost always done under intravenous sedation in a specialized facility. It requires a patient to be fasting for several hours beforehand, to take a day off from work, and to be accompanied by a caregiver who also must miss work as a result. Multiple biopsies must be taken, and each must be read by a highly trained and specialized medical pathologist. Interpretation of these biopsies is highly subjective; for BE with LGD, pathological interpretation comes with an unacceptably low concordance rate between pathologists. The EGD procedure itself, the administration of anesthesia, and the procurement of biopsies, all carry medical risk. No screening alternative exists currently, and no device currently carries an FDA label indication to screen for any of these conditions. It is our belief that EsoGuard may become the widespread screening test to fulfill this unmet patient need similar to how pap smears and HPV testing have now become the widespread screening test to help eradicate cervical cancer.

Item 1. Business - Continued

Background and Overview - continued

GI Health - Gastroenterology – EsoGuard, EsoCheck, and EsoCure - continued

Our EsoGuard Opportunity - continued

However, despite the well-accepted understanding that BE may progress to dysplasia and EAC, the clear guidance on the importance of BE surveillance and treatment, and the broad availability of EGD throughout the U.S., most cases of BE remain undiagnosed. Multiple studies demonstrate that more than 90% of patients who develop EAC never knew they had BE prior to their EAC diagnosis. A major opportunity for prevention of this cancer is being missed due to inadequate screening of at-risk populations. The major GI societies clearly define populations at high risk and advocate screening of such individuals, yet the vast majority go unscreened. It is estimated that more than 90% of high risk individuals for whom screening is currently indicated do not have it done. Put simply, nearly all EAC patients have evidence of BE but fewer than one in ten will have had the condition detected prior to their cancer diagnosis.

Dysplasia can be treated with ablation, but most patients are diagnosed with EAC at an advanced stage. EsoCheck and EsoGuard are designed to enhance screening and help clinicians catch BE and dysplasia while it’s still early enough to be treated and eliminated. Enhancing screening, in this case, means providing better sampling of the esophagus as well as a highly accurate test to determine whether precursor conditions have occurred.

Nearly all patients diagnosed with EAC have evidence of BE, and it is accepted that BE is a precursor condition on a spectrum of progression that in certain individuals will culminate in EAC, but in the vast majority of those with EAC, no prior diagnosis of BE will have been made. If detected before the EAC esophagus cancer develops, Barrett’s Esophagus can be successfully treated, usually with non-surgical approaches. Heartburn symptoms, commonly seen in patients with acid reflux with or without BE, can easily be treated with over-the counter medications, while a diagnosis of BE with LGD or HGD offers options for endoscopic management including radiofrequency ablation and local resection; these technologies have made LGD and HGD highly treatable with success rates of such therapies at greater than 90%.

Our EsoGuard and EsoCheck Solution

EsoCheck collects cells from the esophagus without the need for endoscopy in a non-invasive five-minute office-based procedure. Its proprietary and patent-protected Collect+Protect Technology protects collected samples from being diluted or contaminated during retrieval within an easy to swallow capsule the size of a gelcap. The capsule contains a proprietary textured balloon that when inflated inside the esophagus exposes ridges that have been shown to collect a greater amount of cellular material than predicate devices.

We have completed a survival porcine study that included side-by-side comparison testing between the EsoCheck Cell Collection Device and the Hobbs Medical Cytology Brush, a reference device included in our 510(k) submission to the FDA. The study was conducted under Good Laboratory Practices (“GLP”) per the FDA’s regulation 21 CFR Part 58.5 and the results submitted to the FDA as part of the EsoCheck 510(k) marketing application. One of the objectives of the study was to evaluate the performance of the EsoCheck Device and the Hobbs Medical Cytology Brush when used as indicated for cell collection in the esophagus in a clinically representative model. Specific evaluation included assessment of the adequacy of the sample of collected cells.

The study was performed utilizing four animals with two separate anatomic areas in each animal’s esophagus sampled with the EsoCheck device, and two separate anatomic areas in each animal’s esophagus sampled with the Hobbs Medical cytology brush to ensure that each cell sample was taken from a previously undisturbed area of the esophagus.

After collection of the esophageal cell samples, each cell collection device was placed in vials containing standard preservative solution. The vials were then delivered to a Clinical Laboratory Improvement Amendments (“CLIA”) and College of American Pathologists (“CAP”) certified laboratory for assessment of the cellular material. A pathologist with subspecialty board certification in gastrointestinal cytopathology reviewed the slides and cell counts were determined using standard methodology. Each slide was viewed under high-power and standard visual estimation techniques were used to determine the total number of cells sampled. The results showed an average number of cells greater than 25,000 for the EsoCheck device compared to an average number of cells greater than 11,000 for the Hobbs Medical Cytology Brush.

Once the targeted region of the esophagus is swabbed collecting cells on the balloon’s surface, the Collect+Protect Technology pulls the collected cells into the capsule where they are then protected during the retrieval process. Avoiding sample dilution is a key feature of the device since capturing unnecessary cells decreases the ability to detect the needed signal. The sampled cells can then be sent onto a molecular laboratory to perform any commercially available diagnostic test.

The use of EsoGuard, on samples collected using EsoCheck, may offer an accurate, lower cost, non-invasive approach, that does not require endoscopy, to screen for BE and EAC. The use of EsoGuard, on samples collected using EsoCheck, is not intended as a replacement for EGD. Instead of replacing EGD, it is our vision that the use of EsoGuard, on samples collected using EsoCheck, may “enlarge the top of the funnel” of high risk individuals who get screened in the first place; those who test positive by EsoGuard will proceed to an EGD, whether as a confirmatory diagnostic procedure, a therapeutic ablation procedure, or both.

Item 1. Business - Continued

Background and Overview - continued

GI Health - Gastroenterology – EsoGuard, EsoCheck, and EsoCure - continued

Our EsoGuard and EsoCheck Solution - continued

By focusing the use of these follow-up EGDs on patients with the highest pre-EGD likelihood of a positive finding, and by doing so more effectively and less expensively than the current risk stratification criteria allow, the use of EsoGuard, on samples collected using EsoCheck, may enable health care systems to allocate more effectively the resources they currently spend on performing EGDs.

EsoGuard and EsoCheck Development and Commercial Status

EsoCheck is commercially available under a substantial equivalence determination made by the FDA pursuant to a 510(k). On June 21, 2019, Lucid was notified by FDA that it may market EsoCheck, subject to the general controls provisions of the Food, Drug, and Cosmetic Act (the “FDCA”), as a cell collection device indicated for use in the collection and retrieval of surface cells of the esophagus in the general population of adults, 22 years of age and older.

EsoGuard is commercially available to be prescribed by physicians for patients in the United States as an LDT and has been reported in an article in Science Translational Medicine to have a high sensitivity and specificity for the detection of Barrett’s Esophagus with and without dysplasia, as well as for EAC. LDT refers to a laboratory developed test and is a type of molecular diagnostic test that is designed, manufactured and used within a single laboratory which is also certified pursuant to the CLIA to support the marketing of the test.

EsoCheck (i.e., by itself) may be used routinely by physicians to collect esophageal cells for various medical diagnostic purposes, including to diagnose or manage conditions such as Esophageal Candidiasis (a yeast infection of the esophagus which occurs in patients with compromised immune systems) and Eosinophilic Esophagitis (a common inflammatory condition of the esophagus) (“EoE”). EsoGuard (i.e., also by itself) may be performed on cytology samples collected by a means other than EsoCheck, e.g., via EGD. However, our present clinical development focus, and the subject of a recent IVD pre-submission meeting with the FDA, is on assessing the performance of the combined system (i.e., the use of the EsoGuard assay on cells collected using EsoCheck) as a screening tool to detect BE, with and without dysplasia, and/or EAC, in individuals deemed to be at high risk for these conditions.

Eosinophilic Esophagitis

In March 2020, we entered into a clinical trial research agreement with the University of Pennsylvania (“Penn”) for a clinical trial designed to evaluate whether Lucid’s EsoCheck Esophageal Cell Collection Device with Collect+Protect™ Technology provides a less invasive, more efficient, and cost-effective alternative to endoscopic biopsies in the management of patients with EoE.

EoE is a rapidly emerging allergy-mediated inflammatory condition of the esophagus similar to and often associated with inflammatory bowel disease (“IBD”). Although underappreciated by the medical community and frequently confused with GERD, EoE has a prevalence comparable to IBD and exacts a significant burden on patients. It can lead to swallowing difficulties, esophageal scarring, food impaction and pain. Current treatment includes oral steroids and an elimination diet. Since inflammation can persist despite resolution of symptoms, treatment courses can be very difficult and costly for patients, requiring multiple and frequent invasive endoscopies with biopsies. To date efforts to replace endoscopy with a non-invasive diagnostic device have proven unsuccessful.

The Lucid-Penn agreement covers a research program entitled “Pilot Study of EsoCheck Compared to Biopsies and Brush Cytology During Endoscopy for Evaluation of Eosinophilic Esophagitis” (the “Study”) led by principal investigator Gary W. Falk, M.D., M.S., AGAF. Dr. Falk is a professor of Gastroenterology, the clinical co-director of the Joint Center for Digestive, Liver and Pancreatic Medicine at the Perelman School of Medicine at the University of Pennsylvania, and the co-director of the Penn Medicine Esophageal and Swallowing Center at the Hospital of the University of Pennsylvania. He is also a Director of the International Society for Diseases of the Esophagus and Past President of the American Society of Gastrointestinal Endoscopy (ASGE).

The trial is a prospective cross-sectional pilot feasibility study of ten patients with suspected or established EoE scheduled for a clinically indicated upper endoscopy. The patients will undergo esophageal sampling using EsoCheck followed by endoscopy, including brushings and biopsies. The primary endpoint of the trial is the sensitivity and specificity of EsoCheck versus endoscopic biopsy in the assessment of EoE.

Item 1. Business - Continued

Background and Overview - continued

GI Health - Gastroenterology – EsoGuard, EsoCheck, and EsoCure - continued

EsoGuard and EsoCheck Development and Commercial Status - continued

Barrett’s Esophagus Screening Tool

We intend to seek FDA approval for the use of EsoGuard, on samples collected using EsoCheck, as an IVD device through a PMA submission. The combined system may offer an accurate, lower cost, non-invasive, approach to screen for BE with and without dysplasia, and for EAC, as compared with the current gold standard, namely diagnostic EGD plus biopsy. EsoCheck used for this purpose is performed as a five-minute office-based procedure without sedation. Samples collected are sent for laboratory analysis by EsoGuard and typically result in the issuance of a report of findings to the ordering physician, in under three weeks from the date of the test.

In October 2019, we had a pre-submission meeting with the FDA seeking FDA guidance on the clinical development plan we propose to conduct, consisting of a screening study and a case control study, in support of a future PMA submission to approve EsoCheck and EsoGuard as an IVD medical device. We expect to enroll our first patient in the early part of 2020.

In February 2020, we received Breakthrough Device designation from the FDA for its EsoGuard™ Esophageal DNA Test on esophageal samples collected using its EsoCheck Cell Collection Device in a prevalent well-defined group of patients at elevated risk for esophageal dysplasia due to chronic GERD. The FDA Breakthrough Device Program was created to offer patients more timely access to breakthrough technologies which “provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions” by expediting their development, assessment and review through enhanced communications and more efficient and flexible clinical study design, including more favorable pre/post market data collection balance. Breakthrough Devices receive priority FDA review, and a bipartisan bill before Congress (H.R. 5333) seeks to require Medicare to temporarily cover all Breakthrough Devices for three years while determining permanent coverage.

EsoGuard Business Strategy

The EsoGuard technology is progressing through a two-phase regulatory and commercialization strategy which seeks to maximize the long-term commercial opportunity while providing near-term commercial milestones.

Near-Term Strategy

In June 2019, we received 510(k) marketing clearance for the EsoCheck cell collection device from the FDA, which determined that EsoCheck is substantially equivalent to legally marketed predicate devices for its indication for use, namely “the collection and retrieval of surface cells of the esophagus in the general population of adults, 22 years of age or older.” We are also pursuing other indications for EsoCheck beyond its use to collect cells for the EsoGuard DNA test. We have engaged key advisors to begin utilizing EsoCheck in other common esophageal conditions such as Esophageal Candidiasis and EoE.

EsoGuard has been established as an LDT and was launched commercially in December 2019 after completing CLIA/CAP certification of the test at Lucid’s commercial diagnostic laboratory partner ResearchDx, headquartered in Irvine, CA.

Laboratory Developed Tests

LDTs are clinical laboratory tests that are designed, manufactured and used within a single laboratory. The laboratories that furnish LDTs are subject to regulation under CLIA and state clinical laboratory licensure laws (where applicable). The FDA takes the position that LDTs meet the definition of a medical device under the FDCA. Historically, however, the FDA has exercised enforcement discretion with respect to most LDTs, and not actively enforced the regulatory requirements that otherwise apply to medical device manufacturers (e.g., premarket review, Quality Systems Regulation, adverse event reporting, establishment registration, device listing). The FDA has traditionally chosen to exercise enforcement discretion because LDTs were limited in number, were relatively simple tests, and were typically used to diagnose rare disease and uncommon conditions.

In October 2014, the FDA published two draft guidance documents describing a proposed risk-based framework under which the FDA proposed to end enforcement discretion and begin regulating LDTs as medical devices. The FDA’s draft framework proposed, among other things, premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved companion diagnostic currently on the market. In November 2015, the FDA issued a report citing evidence for the need for additional regulation of LDTs and stated the FDA is continuing to work to finalize the 2014 draft guidance. However, in November 2016, the FDA announced that it did not intend to finalize the draft guidance at that time. In January 2017, the FDA issued a Discussion Paper on LDTs, which confirmed it did not intend to finalize the draft guidance at that time to allow more time for public discussion and time for the congressional authorizing committees to develop a legislative solution. Various legislative proposals that would give FDA express authority to regulate LDTs have been proposed since that time, but the chances of any specific proposal being enacted remain unclear at this time. It is also unclear at this time if or when the FDA may end enforcement discretion for LDTs, and the FDA may decide to regulate certain LDTs on a case-by-case basis at any time. Action by the FDA to actively regulate our LDT may materially impact our ability to develop and commercialize EsoGuard as planned.

Item 1. Business - Continued

Background and Overview - continued

GI Health - Gastroenterology – EsoGuard, EsoCheck, and EsoCure - continued

EsoGuard Business Strategy - continued

Reimbursement Strategy

Successful commercialization of our EsoGuard test depends, in large part, on our receipt of adequate reimbursement from government insurance plans, including Medicare and Medicaid, managed care organizations and private insurance plans. We are in the process of seeking a Local Coverage Determination (“LCD”) from Palmetto GBA (“Palmetto”), the Medicare Administrative Contractor (“MAC”) that coordinates coverage for molecular diagnostic tests and will subsequently seek private payer health insurance coverage for patients. As of yet, no payer has adopted a positive coverage policy for EsoGuard. Until such time, we will need to obtain reimbursement from payers on a case-by-case basis.

At the end of March 2019, we submitted an application for a Proprietary Laboratory Analysis (“PLA”) code for EsoGuard to the American Medical Association (the “AMA).” The AMA assigned EsoGuard PLA code 0114U “Gastroenterology (Barrett’s esophagus), VIM and CCNA1 methylation analysis, esophageal cells, algorithm reported as likelihood for Barrett’s esophagus” effective October 1, 2019.

The Clinical Laboratory Fee Schedule (“CLFS”) has not yet set the Center for Medicare and Medicaid Services (“CMS”) reimbursement rate for EsoGuard or EsoCheck, and neither have any other third-party payers approved reimbursement or set a reimbursement rate for our products. In December 2019, CMS posted the Final Determinations for new and revised billing codes for laboratory services under the Medicare CLFS. Under the Final Determinations, Medicare payment for the EsoGuard test will be set by the regional MACs under the “gapfill” process. Under this process, the MACs will consider test charges, resources, rates paid by other payers, rates paid for similar tests, and other factors. CMS will take the regional rates set by MACs in early 2020 and determine a preliminary CLFS rate for 2021 at the median of the MAC rates. This preliminary rate will be subject to comments before being finalized later in 2020. The final gapfill amount will apply for the period January 1, 2021 through December 31, 2023.

Commercial third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new healthcare products. As a result, there is uncertainty surrounding whether EsoGuard or EsoCheck, or any other product or service we develop, will be eligible for coverage by third-party payers or, if eligible for coverage, what the reimbursement rates will be. Reimbursement of esophageal cancer screening by a third-party payer may depend on a number of factors, including a payer’s determination that tests using our technologies are: sensitive and specific for esophageal cancer and pre-cancer; not experimental or investigational; approved or recommended by the major guidelines organizations; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective.

Medicare

For EsoGuard, Medicare reimbursement is critical. CMS relies on a network of MACs to process provider claims for reimbursement, including claims for diagnostic tests. Where appropriate, MACs draft and finalize LCDs that describe the circumstances under which an item or service that is not included in the CLFS will (or will not) be covered. Almost all EsoGuard claims will be processed by the MAC for California, Noridian Healthcare Solutions (“Noridian”). Noridian participates in the Molecular Diagnostic Services (“MolDX”) Program coordinated by Palmetto. Under the MolDX Program, Palmetto reviews a detailed dossier of information describing the performance characteristics of molecular diagnostic tests (i.e., data describing the test’s analytical validity, clinical validity, and clinical utility) and, working collaboratively with other MAC medical directors, decides whether to cover a test. We will need to work with the MolDX Program to obtain a favorable final LCD before Noridian will pay claims for EsoGuard.

LDTs that are covered by Medicare are generally reimbursed under the Medicare CLFS. From time to time, Congress has revised the Medicare statute, including how CMS establishes CLFS payment rates. The payment amounts established under the Medicare fee schedules (such as the CLFS) are important because they will determine the amount of reimbursement for a diagnostic under Medicare, and those payment amounts are also often used as a basis for payment amounts set by other governmental and private third-party payers. For example, state Medicaid programs are prohibited from paying more than the CLFS rate for clinical laboratory services furnished to Medicaid recipients.

Item 1. Business - Continued

Background and Overview - continued

GI Health - Gastroenterology – EsoGuard, EsoCheck, and EsoCure - continued

EsoGuard Business Strategy - continued

Reimbursement Strategy - continued

Private Third-Party Payers

In addition to seeking Medicare coverage and reimbursement, we will seek coverage and reimbursement from private payers such as health insurance companies and HMOs. Private payers generally will determine whether to approve an LDT for reimbursement based on the published results demonstrating the analytical validity, clinical validity, and clinical utility of the test.

Reimbursement rates paid by private third-party payers can vary based on whether the provider is considered to be an “in-network” provider, a participating provider, a covered provider, an “out-of-network” provider or a non-participating provider. These definitions can vary among payers. An in-network provider usually has a contract with the payer or benefits provider. This contract governs, among other things, service-level agreements and reimbursement rates. In certain instances, an insurance company may negotiate an in-network rate for our testing. An in-network provider may have rates that are lower per test than those that are out-of-network, and that rate can vary widely. Rates vary based on the payer, the testing type and often the specifics of the patient’s insurance plan. If a laboratory agrees to contract as an in-network provider, it generally expects to receive quicker payment and access to additional covered patients. However, it is likely that we will initially be considered an “out-of-network” or non-participating provider by payers who cover the vast majority of patients until we can negotiate contracts with the payers. Our out-of-network claims may be subject to certain “surprise billing” restrictions enacted by state legislatures and/or currently under consideration in the U.S. Congress.

We cannot predict whether, or under what circumstances, payers will cover and pay for our tests. Full or partial denial of coverage by payers, or reimbursement at inadequate levels, would have a material adverse impact on our business and on market acceptance of our tests.

We are pursuing a variety of strategies to maximize commercial payer coverage for EsoGuard, including developing cost effectiveness data to provide to payers to make the case for EsoGuard reimbursement. We will focus our efforts on large national and regional insurers and health plans that have affiliated health systems.

When there is a private or governmental third-party payer coverage policy in place, we will bill the payer through our contract laboratory service provider (and the patient for cost-sharing, where applicable). Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsiderations of claims denials, could take a substantial amount of time, and bills may not be paid for many months, if at all. Furthermore, if a third-party payer denies coverage after final appeal, payment may not be received at all. Where there is no coverage policy in place, we will pursue reimbursement on a case-by-case basis.

Longer-Term Strategy

Our longer-term strategy is to secure a specific indication, based on published guidelines, for BE screening in certain at-risk populations using EsoGuard on samples collected with EsoCheck. This requires having the EsoGuard screening system cleared or approved by the FDA as an IVD device, a process which is progressing in close collaboration with our medical and regulatory advisors, including the former Director, Office of In Vitro Diagnostics and Radiological Health, FDA Center for Devices and Radiological Health. An FDA pre-submission package outlining Lucid-sponsored clinical studies to be performed in support of this indication has been submitted and a pre-submission meeting held with the FDA on October 9, 2019 to discuss its clinical data requirements for a premarket submission to approve EsoGuard as an IVD medical device. As part of advancing this longer-term strategy, PAVmed hired David F. Wurtman, M.D., in February 2019 to act as, and spend substantially all of his time as, Lucid’s Chief Medical Officer. In June 2019, PAVmed hired Randy Brown, to act as and spend substantially all of his time as Lucid’s Chief Operating Officer. Mr. Brown, who recently served as the director of clinical operations of a large multinational medical device company, is overseeing clinical planning of these upcoming clinical trials sponsored by Lucid, as well as operations of the EsoGuard LDT. In September 2019, we entered into an agreement with a clinical research organization (“CRO”) in connection with EsoGuard clinical trials. The CRO will assist us with conducting two concurrent clinical trials, an EsoGuard screening study and an EsoGuard case control study. The term of the agreement with the CRO runs from the September 2019 to the conclusion of the respective clinical trials, which is expected not to exceed 31 months. The agreement may be cancelled with sixty days written notice, without an early termination fee. We enrolled our first patient in the clinical trials in February 2020.

The screening study will enroll GERD patients without a prior diagnosis of BE or EAC who satisfy ACG BE screening guidelines. The case control study will enroll patients with a previous diagnosis of non-dysplastic BE, dysplastic BE (both low and high-grade) or EAC. In both studies, EsoGuard will be compared to the gold standard of endoscopy with biopsies. In February 2020, EsoGuard has received Breakthrough Device designation from the FDA for its EsoGuard Esophageal DNA Test on esophageal samples collected using its EsoCheck Cell Collection Device in a prevalent well-defined group of patients at elevated risk for esophageal dysplasia due to chronic GERD.

Item 1. Business - Continued

Background and Overview - continued

GI Health - Gastroenterology – EsoGuard, EsoCheck, and EsoCure - continued

EsoGuard Business Strategy - continued

FDA Breakthrough Device

The U.S. Food and Drug Administration “Breakthrough Device” designation relates to the FDA’s Breakthrough Device Program that was created to offer patients more timely access to breakthrough technologies which provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions by expediting their development, assessment and review through enhanced communications and more efficient and flexible clinical study design, including more favorable pre- and post-market data collection. Breakthrough Devices receive priority FDA review, and a bipartisan bill before Congress (H.R. 5333) seeks to require Medicare to temporarily cover all Breakthrough Devices for three years while determining permanent coverage.

In-Vitro Diagnostics

IVDs are regulated by the FDA as medical devices. Medical devices marketed in the United States are subject to the regulatory controls under the FDCA and regulations adopted by the FDA. Some requirements, known as premarket requirements, apply to medical devices before they are marketed, and other requirements, known as post-market requirements, apply to medical devices after they are marketed.

The particular premarket requirements that must be met to market a medical device in the United States will depend on the classification of the device under FDA regulations. Medical devices are categorized into one of three classes, based on the degree of risk they present. Devices that pose the lowest risk are designated as Class I devices; devices that pose moderate risk are designated as Class II devices and are subject to general controls and special controls; and the devices that pose the highest risk are designated as Class III devices and are subject to general controls and premarket approval.

A premarket submission to the FDA will be required for some Class I devices, most Class II devices; and all Class III devices. Most Class I and some Class II devices are exempt from premarket submission requirements. Some Class I and most Class II devices may be marketed after a 510(k) clearance, while a more extensive PMA is required to market Class III devices.

Unless the FDA begins enforcing the medical device requirements with respect to LDTs (either generally or with respect to our specific test), or Congress enacts legislation that explicitly gives FDA the authority to regulate LDTs, EsoGuard (as a stand-alone product) will not be subject to FDA requirements, including (without limitation) the requirements for FDA premarket review and post-market controls. Since the EsoGuard test is being performed in a clinical laboratory, the laboratory will be subject to CLIA requirements, as well as the laboratory requirements in the state in which the laboratory is located (if applicable). Insofar as the laboratory accepts specimens from patients nationwide, the laboratory will be required to obtain an out-of-state laboratory license from regulators in New York, California, Pennsylvania, Maryland, and Rhode Island. Moreover, before we can begin offering our LDT to patients in New York, we must obtain test-specific approval from the state.

Complying with the FDA’s requirements for medical devices can be expensive, time consuming, and may subject us to significant or unanticipated delays. If we are required to obtain premarket clearance or approval to perform or continue performing EsoGuard tests, or otherwise become subject to FDA regulation (e.g., via an act of Congress), we cannot assure you that we will be able to obtain such clearance or approval or comply with such regulations. Even if we obtain regulatory clearance or approval where required, such authorization may not be for an intended use that we believe to be commercially attractive or critical to the commercial success of our tests. As a result, the application of FDA oversight to our tests could materially and adversely affect our business, financial condition, and results of operations.

However, in parallel to our efforts to commercialize EsoGuard as an LDT, we are engaging with the FDA to explore the possibility of performing EsoGuard on cell samples collected using EsoCheck as an IVD. The IVD path seeks to secure a specific Barrett’s Esophagus screening indication for EsoGuard and EsoCheck as an FDA-cleared device in high-risk GERD patients as defined by published society guidelines. This will allow EsoGuard and EsoCheck to be broadly marketed together as a single diagnostic tool to screen patients for BE. It requires a premarket submission to the FDA supported by strong clinical data demonstrating that EsoGuard performed on samples collected with EsoCheck is sufficiently sensitive and specific to serve as a widespread screening tool in high-risk GERD patients recommended for screening. We have provided a pre-submission document to the FDA outlining our clinical plan and have held a pre-submission meeting with the FDA on October 9, 2019 to review the proposed clinical plan to meet the above endpoints in an effort to secure EsoGuard IVD FDA clearance as a medical device once the clinical study is completed. The EsoGuard screening tool also has received a “Breakthrough Device” designation, which will facilitate the process of seeking premarket approval.

Item 1. Business - Continued

Background and Overview - continued

GI Health - Gastroenterology – EsoGuard, EsoCheck, and EsoCure - continued

CWRU License Agreement

In May 2018, PAVmed incorporated Lucid Diagnostics and caused Lucid to issue a total of 10.0 million founders shares of its common stock for a purchase price of $0.001 per share, including: the issue of 8,187,499 founders shares to PAVmed; 943,464 founders shares to CWRU; and 289,679 founders shares to each of the three individual physician inventors of the of the intellectual property and proprietary technologies underlying the CWRU License Agreement.

In May 2018, Lucid entered into the CWRU License Agreement. Under the terms of the CWRU License Agreement, we acquired an exclusive worldwide right to use the intellectual property rights to the EsoGuard and EsoCheck technology for the detection of changes in the esophagus. CWRU retains the right to grant licenses to the EsoCheck and EsoGuard technology for other non-overlapping uses.

The CWRU License Agreement required Lucid to pay an initial license fee to CWRU of approximately $273,000. The initial license fee consisted of an initial payment of $50,000, followed by quarterly payments of $50,000 until such fee is paid-in-full, provided, however, the commencement of the quarterly payments is subject to the Company consummation of a bona fide financing with an unrelated third-party in excess of $500,000. As of December 31, 2019 and 2018, respectively, the balance of the initial license fee of $273,000 remains unpaid.

The CWRU License Agreement also provides for potential payments upon the achievement of certain product development and regulatory clearance milestones. In this regard, upon FDA clearance on June 21, 2019 of the EsoCheck device, Lucid incurred a $75,000 milestone payment. The CWRU License Agreement also provides for two additional milestone obligations with a payment of $100,000 due within 30 days upon the first commercial sale of a licensed product and a payment of $200,000 due upon a PMA submission to the FDA related to a licensed product.

The Company will be required to pay CWRU a royalty of 5% on net sales of less than $100,000,000 per contract year and 8% for net sales greater than $100,000,000 per contract year, with the following minimum annual royalty payments:

●	$50,000 per contract year beginning January 1 following the first anniversary of first commercial product sale;
●	$150,000 per year for each year after the first year net sales of a licensed product exceed $25 million;
●	$300,000 per year for each year after the first year net sales of a licensed product exceed $50 million;
●	$600,000 per year for each year after the first year net sales of a licensed product exceed $100 million;
●	Minimum annual royalty amounts are adjusted by the percentage change in the CPI-W Consumer Price Index.

Under the CWRU License Agreement, Lucid is responsible for the costs of CWRU in preparing, filing and prosecuting any patents related to the EsoGuard and EsoCheck technology (subject to a provision for cost sharing in the event CWRU grants other non-overlapping licenses to the technology). CWRU agreed to apply for patent coverage, at Lucid’s expense, in any country requested by Lucid, to the extent such protection is reasonably attainable. CWRU also may apply for patent, copyright or trademark rights to the EsoGuard and EsoCheck technology in other countries, at its option, and Lucid will have no rights under any the patents in such countries unless Lucid reimburses CWRU for its expenses. In the event of any actual or threatened infringement of any patent in the field of use covered by the License Agreement, Lucid will have the first right to commence an action against the infringer. Lucid also will have the right to defend against any claims that the EsoGuard and EsoCheck technology infringes on the intellectual property rights of a third party.

The CWRU License Agreement provides for Lucid to indemnify CWRU and certain related parties for any claims relating to product liability or similar claims involving acts or omissions by Lucid in connection with the EsoGuard technology and the development, use or sale of products based on such technology, or relating to Lucid’s gross negligence or willful misconduct, or relating to our breach of the CWRU License Agreement, unless, in any case, such claim results from the gross negligence or willful misconduct of CWRU.

The CWRU License Agreement terminates upon the expiration of certain related patents, or on May 12, 2038 in countries where no such patents exist, or upon expiration of any exclusive marketing rights that have been granted by the FDA or other U.S. government agency, whichever comes later. The key EsoGuard U.S. patents begin to expire in August 2024, however, Lucid is pursuing applications of the clinical utility to extend the patent protection with more recently filed families of cases that have a twenty year term and will be set to expire in the mid to late 2030’s once they are issued. It is noteworthy that the accuracy confidence of the EsoGuard assay has only been tested with cells collected using the EsoCheck Collect + Protect technology. The key EsoCheck device U.S. patents begin to expire in December 2034. In the event that Lucid defaults in the payment of any amount when due under the License Agreement, and such amount is not paid within 30 days of notice of nonpayment, CWRU may terminate the exclusivity of the license or terminate the CWRU License Agreement in full. In addition, either party may terminate the CWRU License Agreement upon the other party’s default in the performance of its obligations under the License Agreement, subject to certain grace periods. Upon expiration of the CWRU License Agreement in the ordinary course, we expect to continue selling products using the EsoGuard and EsoCheck technology, as CWRU’s proprietary intellectual property rights in the technology also will have expired.

Item 1. Business - Continued

Background and Overview - continued

GI Health - Gastroenterology – EsoGuard, EsoCheck, and EsoCure - continued

EsoGuard Sales and Marketing

We currently expect to commercialize the EsoCheck and EsoGuard products through a network of independent U.S. sales representative and/or inventory-stocking medical distributors. To do so, we rely on having a high gross margin on our products, although there can be no assurance that we will be able to achieve such margins. A high gross margin allows us to properly incentivize our independent sales reps and distributors, which in turn allows us to attract the top independent reps and distributors with the most robust networks in our targeted specialties. Independent distributors play an even larger role in many parts of Europe, most of Asia and emerging markets worldwide.

We eventually may, however, choose to build (or obtain through a strategic acquisition) our own sales and marketing team to commercialize some or all of the EsoCheck and EsoGuard products if it is in our long-term interests. We may also choose to enter into distribution agreements with one or more larger strategic partners whereby we retain full responsibility for the manufacturing of the EsoCheck and EsoGuard products but outsource a substantial portion or all of our distribution to a partner with its own robust distribution channels. Such agreements may include regional carve outs, minimum sales volumes, margin splitting and/or an option or right of first offer to purchase the technology at a future date.

EsoGuard Clinical Laboratory and EsoCheck Manufacturing

EsoGuard will be marketed as an LDT, which is a clinical laboratory test that is designed, manufactured and used within a single laboratory. The laboratories that furnish LDTs are subject to regulation under CLIA and state clinical laboratory licensure laws (where applicable). We will depend on third parties as the clinical laboratories for our LDTs. Although we relied on the central reference laboratory in Cleveland, Ohio, to complete our initial EsoGuard LDT validation process, as part of our longer term commercialization strategy, we have established an outsourced contract relationship with ResearchDx, a state-of-the-art, highly automated contract diagnostic organization in Irvine, California that is certified pursuant to federal CLIA requirements to perform key portions of the assay to support the marketing of the EsoGuard LDT. ResearchDx will have the capacity to process and report on the volume of expected patient samples using EsoGuard for the foreseeable future. We completed the EsoGuard LDT validation process at ResearchDx in December 2019, making the LDT test available for physicians to prescribe for patients.

We currently have no plans to use in-house facilities to manufacture the EsoCheck device, because the fixed overhead costs and limited flexibility involved in owning manufacturing facilities are not consistent with our business strategy. The diagnostic medical device industry, including many of its largest players, depends heavily on contract manufacturers operating in the United States and abroad. Diagnostic medical device manufacturers are subject to extensive regulation by the FDA and other authorities. Compliance with these regulations is costly and particularly onerous on small, development-phase companies. Contract manufacturers can also take advantage of significant economies of scale in terms of purchasing, machining, tooling, specialized personnel, sub-contracting or even off-shoring certain processes to lower-cost operators. These economies are simply not available to us.

We have relationships with many contract manufacturers and service providers, including those with specialized skills in several processes important to our devices. We expect them to have sufficient capacity to handle our manufacturing needs and anticipate that our growth will be better served by deploying our resources to expand our pipeline and commercialization efforts.

We intend to work closely with our contract manufacturing partners and service providers to establish and manage the EsoCheck and EsoGuard products’ supply chain, dual sourcing whenever possible. We expect to help them design and build the EsoCheck and EsoGuard products’ manufacturing lines including subassembly, assembly, sterilization and packaging and to work closely with them to manage our quality system, to assure compliance with all regulations and to handle inspections or other queries with regulatory bodies. Our contract manufacturers have the ability to add lines and shifts to increase the manufacturing capacity of the EsoCheck and EsoGuard products as our demand dictates. We may ship our products directly from our contract manufacturers, but we may also choose to utilize third-party regional warehousing and distribution services.

Item 1. Business - Continued

Background and Overview - continued

GI Health - Gastroenterology – EsoGuard, EsoCheck, and EsoCure - continued

EsoGuard and EsoCheck Intellectual Property

Our GI Health business will depend on proprietary medical device and diagnostic technologies, including the EsoCheck and EsoGuard technology licensed by us. We intend to vigorously protect our proprietary technologies’ intellectual property rights in patents, trademarks and copyrights, as available through registration in the United States and internationally. Patent protection and other proprietary rights are thus essential to our GI Health business. The EsoCheck and EsoGuard technology is protected by patents in the United States and internationally, and our policy is to continue to aggressively file patent applications, both independently and in collaboration with CWRU, as appropriate, to protect this technology and other proprietary technologies of ours relating to our GI Health business, including inventions and improvements to inventions. Under the CWRU License Agreement, CWRU has agreed to apply for patent coverage, at our expense, in any country requested by us, to the extent such protection is reasonably attainable. We seek patent protection, as appropriate, on:

●	the product itself including all embodiments with future commercial potential;

●	the methods of using the product; and

●	the methods of manufacturing the product.

In addition to filing and prosecuting patent applications in the United States, we intend to file counterpart patent applications in Canada, the European Union and other countries worldwide. Foreign filings can be cumbersome and expensive and we will pursue such filings when we believe they are warranted as we try to balance our international commercialization plans with our desire to protect the global value of the technology.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be shortened if a patent is terminally disclaimed over another patent or as a result of delays in patent prosecution by the patentee, and a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent.

We intend to continuously reassess and fine-tune our intellectual property strategy in order to fortify the position of our GI Health business in the United States and internationally. Prior to acquiring or licensing a technology from a third party, we will evaluate the existing proprietary rights, our ability to adequately obtain and protect these rights and the likelihood or possibility of infringement upon competing rights of others.

We will also rely upon trade secrets, know-how, continuing technological innovation, and may rely upon licensing opportunities in the future, to develop and maintain our competitive position in our GI Health business. We intend to protect our proprietary rights through a variety of methods, including confidentiality agreements and/or proprietary information agreements with suppliers, employees, consultants, independent contractors and other entities who may have access to proprietary information. We will generally require employees to assign patents and other intellectual property to us as a condition of employment with us. All of our consulting agreements will pre-emptively assign to us all new and improved intellectual property that arise during the term of the agreement.

The License Agreement with CWRU terminates upon the expiration of certain related patents, or on May 12, 2038 in countries where no such patents exist, or upon expiration of any exclusive marketing rights that have been granted by the FDA or other U.S. government agency, whichever comes later. The key EsoGuard U.S. patents begin to expire in August 2024, however, the company is pursuing applications of the clinical utility to extend the patent protection with more recently filed families of cases that have a twenty year term and will be set to expire in the mid to late 2030’s once they are issued. It is noteworthy that the accuracy confidence of the EsoGuard assay has only been tested with cells collected using the EsoCheck Collect + Protect technology. The key EsoCheck device U.S. patents begin to expire in December 2034. In the event that we default in the payment of any amount when due under the License Agreement, and such amount is not paid within 30 days of notice of nonpayment, CWRU may terminate the exclusivity of the license or terminate the License Agreement in full. In addition, either party may terminate the License Agreement upon the other party’s default in the performance of its obligations under the License Agreement, subject to certain grace periods. Upon expiration of the License Agreement in the ordinary course, we expect to continue selling products using the EsoGuard and EsoCheck technology, as CWRU’s proprietary intellectual property rights in the technology also will have expired.

Item 1. Business - Continued

Background and Overview - continued

GI Health - Gastroenterology – EsoGuard, EsoCheck, and EsoCure - continued

EsoGuard and EsoCheck Competition

The U.S. market for esophageal cancer (i.e., EAC) and pre-cancer (i.e., BE, with or without dysplasia) screening is large, consisting of more than 30 million at-risk individuals over the age of 50. Given the large market for pre-cancer screening, we likely will face numerous competitors, some of which possess significantly greater financial and other resources and development capabilities than us. Our EsoGuard test faces competition from procedure-based detection technologies such as upper endoscopy, and other screening technologies such as pill-based imaging solutions like PillCam Eso, cleared by the FDA in November 2004, and transnasal esophagoscopy, a flexible tube with a miniature camera that is inserted into the nose and advanced through the esophagus into the upper portion of the stomach. Our EsoCheck device faces competition from other manufactures with devices designed to collect cell samples from targeted regions of the esophagus. For example, Cytosponge is a small mesh sponge within a soluble gelatin capsule that dissolves in the stomach and then is pulled thru the targeted region brushing the lining of the esophagus and then later retrieved, although, unlike EsoCheck, it is unprotected from contamination. Interpace Diagnostics (Nasdaq: IDXG), NeoGenomics (Nasdaq: NEO) and Cernostics (private) are developing progression type test for known patients with BE aimed at assessing or predicting the likely development of EAC. Our competitors may also be developing additional methods of detecting esophageal cancer and pre-cancer that have not yet been announced.

Accordingly, the market for our GI Health products is highly competitive and is characterized by extensive research and clinical efforts and rapid technological change. In order to compete effectively, EsoGuard and EsoCheck will have to achieve market acceptance, receive adequate insurance coverage and reimbursement, be cost effective and be simultaneously safe and effective. We believe that the principal competitive factors in our markets are:

●	diagnostic accuracy and the quality of outcomes for medical conditions;
●	acceptance by physicians and the medical device market generally;
●	ease of use and reliability;
●	technical leadership and superiority;
●	effective marketing and distribution;
●	speed to market; and
●	product price and qualification for coverage and reimbursement.

Most of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources. We may be unable to compete effectively against our competitors either because their products and services are superior or more cost efficient, or because of they have access to greater resources than us. These competitors may have greater name recognition than we do. Many of these competitors have obtained all desirable FDA or other regulatory approvals, and superior patent protection, for their products. Certain of our competitors have already commercialized their products, and others may commercialize their products in advance of our products. In addition, our competitors may make technical advances that render our products obsolete. We may be unable to respond to such technical advances.

Notwithstanding that the market for BE and EAC screening is highly competitive, we believe that EsoCheck, currently cleared by the FDA pursuant to a 510(k), and EsoGuard, the first and only DNA-based non-invasive BE screening LDT test on the market today, compare favorably to other available products and services. When used in combination after achieving FDA approval as an IVD medical device through the PMA process, the use of EsoGuard, on samples collected using EsoCheck, may offer an accurate, lower cost, non-invasive approach, that does not require endoscopy, to screen for BE and EAC. The test may be performed in five minutes, without sedation, in an outpatient ambulatory setting such as a primary care or family practice physician’s office or a freestanding diagnostic facility.

Item 1. Business - Continued

Background and Overview - continued

GI Health - Gastroenterology – EsoGuard, EsoCheck, and EsoCure - continued

EsoGuard and EsoCheck Specific Government Regulation

HIPAA and Other Privacy Laws

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”) established comprehensive protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities”: health plans, healthcare clearinghouses, and healthcare providers that conduct certain healthcare transactions electronically. Covered Entities and their business associates must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information. We perform activities that may implicate HIPAA, such as providing clinical laboratory testing services and entering into specific kinds of relationships with Covered Entities and business associates of Covered Entities. Penalties for violations of HIPAA include civil money and criminal penalties.

Our activities must also comply with other applicable privacy laws, which impose restrictions on the access, use and disclosure of personal information. More state and international privacy laws are being adopted. Many state laws are not preempted by HIPAA because they are more stringent or are broader in scope than HIPAA. Beginning in 2020 we will also need to comply with the California Consumer Privacy Act of 2018, which protects personal information other than health information covered by HIPAA. In the E.U., the General Data Protection Regulation (“GDPR”) took effect in May 2018 and imposes increasingly stringent data protection and privacy rules. All of these laws may impact our business and may change periodically, which could have an effect on our business operations if compliance becomes substantially costlier than under current requirements. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain patient samples and associated patient information could significantly impact our business and our future business plans.

Self-Referral Law

The federal “self-referral” law, commonly referred to as the “Stark” law, provides that physicians who, personally or through a family member, have ownership interests in or compensation arrangements with a laboratory are prohibited from making a referral to that laboratory for laboratory tests reimbursable by Medicare, and also prohibits laboratories from submitting a claim for Medicare payments for laboratory tests referred by physicians who, personally or through a family member, have ownership interests in or compensation arrangements with the testing laboratory. The Stark law contains a number of specific exceptions which, if met, permit physicians who have ownership or compensation arrangements with a testing laboratory to make referrals to that laboratory and permit the laboratory to submit claims for Medicare payments for laboratory tests performed pursuant to such referrals. We are subject to comparable state laws, some of which apply to all payers regardless of source of payment, and do not contain identical exceptions to the Stark law.

Specimen Transportation

Our commercialization activities for EsoGuard subject us to regulations of the Department of Transportation, the United States Postal Service, and the Centers for Disease Control and Prevention that apply to the surface and air transportation of clinical laboratory specimens.

Environmental

The cost of compliance with federal, state and local provisions related to the protection of the environment has had no material effect on our GI Health business. There were no material capital expenditures for environmental control facilities in the years ended December 31, 2018 and 2019, and there are no material expenditures planned for such purposes for the year ended December 31, 2020.

Item 1. Business - Continued

Background and Overview - continued

Minimally Invasive Interventions

CarpX - Percutaneous Device to Treat Carpal Tunnel Syndrome

The Market

CTS is the most common cumulative trauma disorder and accounts for over half of all occupational injuries. The carpal tunnel is an anatomic compartment in the wrist through which tendons and the median nerve pass. Cumulative trauma leads to inflammation which manifests itself clinically through its compressive effect on the median nerve, resulting in motor and sensory dysfunction in the hand. A survey published in the Journal of the American Medical Association reported 2.5% of U.S. adults, or approximately five million individuals, have CTS and about 600,000 surgical procedures are performed annually for CTS. According to the Centers for Disease Control and Prevention, CTS accounts for two million office visits per year. Of the CTS patients that are candidates for surgery, an estimated 1.5 million CTS patients continue to suffer in silence rather than undergoing traditional invasive surgery due to concerns over the prolonged recovery time associated with an open incision. According to the Agency for Health Care Policy and Research, CTS costs the U.S. over $20.0 billion in annual workers’ compensation costs.

Current Devices and Their Limitations

Patients who have failed to improve with physical therapy or other non-invasive treatments are candidates for interventions which seek to relieve the compression of the median nerve by cutting the transverse carpal ligament, which forms the superficial wall of the carpal tunnel. Traditional surgical approaches are effective but are invasive and must be performed in a surgical operating room. Endoscopic approaches are less invasive, but are more technically challenging, more expensive and have been associated with higher complication rates. These approaches still require a surgical incision and some surgical dissection before the endoscope is passed into the carpal tunnel. Two less-invasive devices are currently on the market. One device attempts to use transillumination to guide blind passage of a protected knife and the other passes a saw-like device blindly or by ultrasound guidance. Technical limitations have hindered market acceptance of these devices.

Our Solution

We have developed CarpX as a patented, single-use disposable, minimally invasive medical device designed as a precision cutting tool to treat carpal tunnel syndrome while reducing recovery times. We believe our device will allow the physician to relieve the compression on the median nerve without an open incision or the need for endoscopic or other imaging equipment. To use our device, the operator first advances a guidewire through the carpal tunnel under the ligament. Our device is then advanced over the wire and positioned in the carpal tunnel under ultrasonic and/or fluoroscopic guidance. When the balloon is inflated it creates tension in the ligament positioning the cutting electrodes underneath it and creates space within the tunnel, providing anatomic separation between the target ligament and critical structures such as the median nerve. Radiofrequency energy is briefly delivered to the electrodes, rapidly cutting the ligament and relieving the pressure on the nerve. We believe our device will be significantly less invasive than existing treatments. We also believe it will allow for more extensive lateral dissection within the tunnel and more reliable division of the ligament, resulting in lower recurrence rates than some of the endoscopic approaches. The USPTO has issued U.S. Patent 10,335,189 which covers the technology underlying PAVmed’s CarpX minimally invasive device developed to treat carpal tunnel syndrome. The patent, assigned to PAVmed at its founding, lists Lishan Aklog, M.D., PAVmed’s Chairman and Chief Executive Officer, and Brian J. deGuzman, M.D., its Chief Medical Officer, as inventors. We have advanced, in partnership with our design and contract manufacturing partners, our CarpX product from concept to working prototypes, completed successful benchtop and cadaver testing confirming the device consistently cuts the transverse carpal ligament, as well as commercial design and development, and performed pre-submission verification and validation testing.

Item 1. Business - Continued

Background and Overview - continued

Minimally Invasive Interventions

CarpX - Percutaneous Device to Treat Carpal Tunnel Syndrome - continued

Regulatory History

On November 2017, we filed with the FDA a premarket notification submission for CarpX under section 510(k) of the FDCA using a commercially available carpel tunnel release device as a predicate.

In July 2018, the FDA received our response to its requests-for-information regarding non-clinical support for our 510(k) premarket notification submission. Our response to the FDA included results from an animal study, which documented the device’s bipolar electrode design results in minimal spread of thermal energy – less than one-millimeter thermal injury by pathologic analysis – and no increase in tissue temperatures except directly over the cutting electrodes. Our response also included additional physician usability testing, wherein each of the hand surgeons successfully performed the CarpX procedure multiple times in cadavers.

In August 2018 we were notified by the lead FDA branch reviewing the 510(k) premarket notification submission it had not reached a consensus with the consulting branch within the review period allotted under the FDA’s rules and regulations. Accordingly, the lead branch recommended we take the appropriate steps to extend the review process through resubmission of the 510(k) premarket notification.

In January 2019, following an in-person pre-submission meeting, the FDA recommended clinical testing to definitively document CarpX procedural safety in humans and indicated data from a properly structured clinical study outside of the U.S. would be acceptable, precluding the need to engage in the time-consuming FDA Investigational Device Exemption (IDE) process required for U.S. studies. We offered to amend our previously planned first-in-human (“FIH”) clinical trial in New Zealand to meet this clinical testing recommendation and postponed the initiation of the amended study until study parameters were finalized with the FDA. We reached a consensus with the FDA on the parameters of the CarpX FIH safety study, including both pre-operative and post-operative electrodiagnostic testing to document device safety. The CarpX FIH safety study was designed as a single-arm, two-center, two-surgeon, 20-patient study of the CarpX procedure in carpal tunnel syndrome patients, with a device safety primary endpoint defined as the absence of certain serious device-related adverse events over a limited 90-day follow-up period.

By August 2019, all 20 patients of its FIH 510(k) clinical safety study underwent successful CarpX procedures.

In December 2019, PAVmed personnel and the local clinical investigators in New Zealand completed an on-site review of the study data concluding that the device appeared to meet the study’s primary effectiveness and safety endpoints. The remaining tasks required before a resubmission could occur included finalization of the clinical reports, including customary overreads of the diagnostic test results by a U.S. physician. Following the completion of the overreads, the 510(k) application was compiled with the requisite compendium of clinical data and submitted to the FDA.

In March 2020, we announced the FDA acknowledged receipt of a 510(k) premarket notification submission for our CarpX minimally invasive carpal tunnel device. This re-submission incorporates data from the FIH clinical safety study described above, in which all patients met the study’s pre-specified safety and effectiveness endpoints. The final report noted that twenty carpal tunnel syndrome patients in New Zealand underwent successful CarpX minimally invasive carpal tunnel release. All patients met the study’s pre-specified effectiveness endpoint – clinical device technical success defined as the ability of CarpX to perform complete division of the transverse carpal ligament as assessed by post-procedural endoscopic inspection of the transverse carpal ligament after treatment. Two-week and 90-day post-operative follow-up rates were 100% and 95%, respectively, exceeding the target 80% rate recommended by the FDA. The only loss to follow-up was a patient who was documented to be “back to normal” with resolution of symptoms at six weeks but opted not to return to the study site because he was traveling a significant distance away and was overall very satisfied with the procedure’s outcome.

All patients who completed follow-up met the study’s pre-specified primary safety endpoint – device safety defined as no serious adverse event probably or definitely related to the device resulting in significant morbidity through 90-day follow-up. Patients underwent additional pre-specified outcome assessments at baseline and during post-operative follow-up, using well-established, standardized and validated measures to assess patient satisfaction, as well as changes in symptoms, motor and sensory function and neurophysiological parameters following carpal tunnel release. These outcome assessments included the Global Satisfaction Questionnaire, QuickDASH and Boston Carpal Tunnel Syndrome (BCTQ) Questionnaires, Ten Test and Semmes-Weinstein Monofilament sensory tests, Grip and Pinch Strength motor function tests, as well as nerve conduction and electromyographic studies. The excellent results of these pre-specified outcome assessments following CarpX minimally invasive carpal tunnel release were similar to, or better than, expected results following traditional open surgery.

Item 1. Business - Continued

Background and Overview - continued

Minimally Invasive Interventions

CarpX - Percutaneous Device to Treat Carpal Tunnel Syndrome - continued

Regulatory History - continued

Additional observations from the study strongly support CarpX’s clinical and commercial potential. Surgeons were able to achieve the same anatomic result as traditional open surgery using a minimally invasive approach. Endoscopic visualization showed that CarpX cut the ligament cleanly and precisely, without evidence of thermal spread beyond the target tissue cut line. Procedure times fell after a short learning curve, indicating that CarpX minimally invasive carpal tunnel release can be performed in the same or less time as traditional open surgery. The final set of procedures were performed through 5-10 mm keyhole incisions, with no incision crossing the base of the palm, an area known to be problematic for healing, resulting in delayed recovery and persistent pain after traditional open surgery. The surgeons also observed that the CarpX balloon appeared to create more space within the carpal tunnel than traditional carpal tunnel release, which could favorably impact long-term outcomes.

CarpX Sales and Marketing

Once we obtain market clearance from the FDA, we expect to commercialize our products through a network of independent U.S. sales representatives and/or inventory-stocking medical distributors together with our in-house sales management and marketing teams. Our focus on high-margin products, including CarpX, are particularly suitable to this mode of distribution. A high gross margin allows us to properly incentivize our distributors, which in turn allows us to attract the top distributors with the most robust networks in our targeted specialties. Independent distributors play an even larger role in many parts of Europe, most of Asia and emerging markets worldwide.

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

Item 1. Business - Continued

Background and Overview - continued

Infusion Therapy – PortIO and NextFlo

PortIO – Implantable Intraosseous Vascular Access Device

The Market

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

Our Solution

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

Our PortIO implantable intraosseous vascular access device is being developed for up to seven days of continuous use, as a means for infusing fluids, medications and other substances directly into the bone marrow cavity and from there into the central venous circulation.

We have advanced, in partnership with our design and contract manufacturing partners, our PortIO product from concept to working prototypes, benchtop, animal, and cadaver testing, commercial design and development, verification and validation testing. We are pursuing an FDA clearance for use in patients with a need for vascular access up to seven days, under de novo classification of section 513(f)2 of the FDCA. The broader “seven days” clearance is being pursued in discussion with FDA following our previous initial submission to the FDA for a 510(k) premarket notification for use in patients only requiring 24-hour emergency type vascular access. The GLP animal study requested by the FDA has been completed along with supplementary cadaver and animal studies. This data was submitted to the FDA as part of a pre-submission filing that included an in-person meeting on January 8, 2020 to define a likely small human clinical safety study through the de novo pathway. Based on encouraging animal data, we are also planning a long-term (60-day implant duration) FIH clinical study in dialysis patients or those with poor venous access in Colombia, South America and intend to fulfill the likely FDA request for human clinical data with an “outside-of-United States” clinical safety study in Auckland, New Zealand. Of significance toward our belief of PortIO will one day become the answer to solve many of the current drawbacks intravenous access devices regularly encounter, our supplemental animal testing has demonstrated maintenance-free patency over a six-month implant duration.

Item 1. Business - Continued

Background and Overview - continued

Infusion Therapy – PortIO and NextFlo - continued

NextFlo – Highly-Accurate Disposable Infusion System

The Market

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

Current Devices and Their Limitations

Infusion pump errors are a serious ongoing problem and represent a large share of the overall human and economic burden of medical errors. Electronic infusion pumps have become expensive, high-maintenance devices and have been plagued in recent years with recalls due to serious software and hardware problems. These pumps are designed for fine titration of infusions in complex patients such as those in a critical care setting. Using them for routine administration of medications or fluids is technological overkill. We believe there is a significant market opportunity for a simple, disposable device which can be incorporated into a standard infusion set and eliminate the need for expensive, problem-prone infusion pumps for routine inpatient infusions. In terms of outpatient infusions, currently marketed DIPs are powered by elastomeric membranes, compressed springs, compressed gas or vacuum and controlled by mechanical flow limiters. The primary limitation of DIPs is they can be highly inaccurate in actual use because they can be susceptible to changes in operating conditions (e.g., temperature, atmospheric pressure, viscosity, back pressure, partial filing and prolonged storage). As a result, their safety profiles make them unsuitable for use with medications, such as chemotherapeutics, where flow accuracy is critical to achieve the desired therapeutic effect and avoid complications. The FDA’s MAUDE database includes numerous reports of complications and even deaths as a result of DIPs infusing a particular medication too slowly or too fast. We believe there is a significant market opportunity for highly accurate disposable infusion pumps for outpatient use.

Our Solution

We have developed a highly-accurate infusion system with variable flow resistors. We acquired U.S. Patent 8,622,976 issued January 7, 2014 and associated U.S. and international patent applications, “System and Methods for Infusion of Fluids Using Stored Potential Energy and a Variable Flow Resistor”. We have built on the principles underlying this patent and developed a new concept whereby the variable resistor does not have to be mechanically linked to the infusion drive mechanism. This simplifies the design and expands the range of potential follow-on products. We have performed extensive computer simulation, built protypes, and conducted benchtop testing on various embodiments and have demonstrated highly-accurate flow rates across a wide range of driving pressures.

Our NextFlo product has been developed as a highly accurate, disposable intravenous (“IV”) infusion set. NextFlo maintains constant flow by incorporating a proprietary, passive, pressure-dependent variable flow-resistor consisting entirely of inexpensive, easy-to-manufacture disposable mechanical parts. We believe this technology will permit hospitals to return to gravity-driven infusions and eliminate expensive and troublesome electronic pumps for most of the over one million infusions of fluids, medications and other substances delivered each day in hospitals and outpatient settings in the United States.

The NextFlo disposable IV infusion set has achieved a key milestone in its quest to eliminate the need for complex and expensive electronic infusion pumps. NextFlo testing has now repeatedly demonstrated it can achieve constant flow rates across a wide range of IV bag heights, with accuracy rates comparable to electronic infusion pumps. Deloitte Consulting LLP has completed a comprehensive market research and strategic analysis of NextFlo demonstrating a very large addressable market and recommended PAVmed seek a long-term strategic partnership or acquisition. The global professional services firm Alvarez and Marsal has been running a formal M&A process for NextFlo targeting strategic and financial partners. The process is active with ongoing discussion with multiple parties.

Item 1. Business - Continued

Background and Overview - continued

Emerging Innovations

We are evaluating a number of product opportunities and intellectual properties covering a spectrum of clinical conditions, which have either been developed internally or have been presented to us by clinician innovators and academic medical centers, for consideration of a partnership to develop and commercialize these products. Additionally, we are exploring other opportunities to grow our business and enhance shareholder value through the acquisition of pre-commercial or commercial stage products and /or companies with potential strategic corporate and commercial synergies. The emerging innovation products that we presently believe are furthest along the development timeline are as follows:

DisappEAR

PAVmed’s DisappEAR pediatric ear tubes, manufactured from a proprietary aqueous silk technology licensed from Tufts University and two Harvard teaching hospitals, seeks to revolutionize the care of the estimated one million children who undergo bilateral ear tube placement each year to treat complex or recurrent middle ear infections or fluid collections, by eliminating the need for a second procedure as well as the standard difficult-to-administer post-operative ear drop regimen. An eight-month animal study of DisappEAR has been completed with excellent results. The ear tubes appear to possess unexpected surfactant properties which would provide several unique benefits over traditional plastic tubes, including enhanced flow of fluids in and out of the tube and potential intrinsic antimicrobial properties. A six-month GLP animal study has been completed and the Company is in active discussions with a large strategic partner to produce commercial-scale aqueous silk to support a future FDA 510(k) submission and commercialization.

Noninvasive Glucose Monitoring

In October 2019, PAVmed incorporated Solys Diagnostics Inc. (“Solys”) and caused Solys to issue 8.3 million shares of its common stock to PAVmed and also to immediately enter into a license agreement with Liquid Sensing, Inc., a subsidiary of Airware, Inc., each an unrelated-third-party, in exchange for 1.5 million shares of Solys common stock issued to Airware, Inc., and 200,000 shares of Solys common stock issued to a unrelated-third-party consultant. Airware Inc. equity interests have certain anti-dilution rights under limited circumstances and 810,810 shares of Solys common stock issued to Airware Inc. are subject to certain milestone vesting restrictions. PAVmed Inc. and Airware Inc. have entered into a shareholder’s agreement which, among other customary terms, limits certain transfers of their respective ownership interests in Solys.

The exclusive worldwide licensing agreement with Liquid Sensing, Inc. grants to Solys a license for six issued and one pending U.S. patents covering a proprietary nondispersive infrared laser technology for the non-invasive detection of glucose and other substances such as electrolytes in tissue within the inpatient (e.g., hospital) field of use. Pursuant to the licensing agreement, Solys will immediately advance the technology toward an established accuracy milestone for blood glucose monitoring within the licensed field of use. Upon achievement of the accuracy milestone, it is expected Solys will then pursue a full regulatory and development plan while also seeking to maximize the value of this proprietary technology with potential strategic partners or acquirers in the blood glucose monitoring market. If commercialized by Solys, Liquid Sensing Inc. has the right to collect future royalties on revenues related to the product developed for commercial use. Liquid Sensing Inc. has granted a 15 percent equity interest in its company to PAVmed with a portion of the shares issued being subject to certain performance vesting restrictions.

FlexMo – Extracorporeal Membrane Oxygenation (ECMO) Cannula

We are developing a next generation Extracorporeal Membrane Oxygenation (“ECMO”) cannula to overcome current limitations and challenges related to cannula positioning and vascular access. ECMO is a treatment that uses a pump to circulate blood through an artificial lung back into the bloodstream during heart or lung failure or compromise. ECMO is used when the lungs cannot provide enough oxygen to the body or cannot get rid of carbon dioxide, or the heart cannot pump enough blood to the body. Clinicians have multiple choices in terms of cannula placement depending on the patient condition and traditionally two access sites are necessary to complete the circuit. Many of these configurations require precision placement of the cannula to ensure oxygenated blood is correctly circulated through the patient’s arterial system. The addition of these advanced and alternative tailored placements of ECMO cannula will allow clinicians to serve a greater patient population and increases likelihood of procedural success.

FlexMo’s proposed embodiment will expand opportunities across all clinical spectrums by allowing the reinfusion into any anatomic location, including Right Atrium, Right Ventricle, Pulmonary Artery, Left Atrium and the Aorta. With the advent of more portable and readily available ECMO technology, the use of ECMO has increased for every clinical indication and usage will continue to rise. Further development of FlexMo is subject to availability of additional financial resources. Once this product is commercialized, we believe it will garner a premium pricing and support increased use of ECMO through simplified procedural steps and enhanced vascular access pathways.

Item 1. Business - Continued

Background and Overview - continued

Emerging Innovations - continued

NextCath - Self-Anchoring Short-Term Catheters

A wide variety of short-term catheters are used in clinical practice to infuse fluids, medications or other substances into a vein or other structures, to monitor physiologic parameters and to drain visceral organs or cavities. Currently marketed short-term catheters are not self-anchoring, they have been traditionally anchored to the skin with simple tape or some other adhesive incorporated into the sterile dressing. We are developing self-anchoring short-term catheters which do not require suturing, traditional anchoring techniques or costly add-on catheter securement devices. We are initially focusing on interventional radiology catheters which are less commoditized and result in significantly greater risk when dislodged. Our self-anchoring technique, however, is applicable to most, if not all, short-term catheters. The self-anchoring mechanism is integral to the catheter. It allows insertion with standard techniques and the use of simple clear sterile dressings. It allows the hub of the catheter to be flat and the tubing to come out eccentrically, or parallel to the skin, improving patient comfort and catheter management. We have filed a nonprovisional patent application, engaged design and contract manufacturing firms with experience in extrusions which have completed initial design work on the first product in the NextCath product line, and completed head-to-head testing of retention forces, comparing our working prototype to several competing products, which has validated our approach and advanced the commercial design and development process focusing on optimizing the self-anchoring helical portion as well as cost of materials and manufacturing processes. Further development of NextCath is subject to availability of additional financial resources. Once this product is commercialized, we believe it will garner premium pricing based on fewer complications and reduced overall costs.

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

We are exploring other opportunities to grow our business and enhance shareholder value through the acquisition of pre-commercial or commercial stage products and/or companies with potential strategic corporate and commercial synergies.

Our product pipeline is dynamic, and we adjust our development and commercialization plans based on real-time progress, changes in market conditions, commercial opportunity and availability of resources.

Item 1. Business - Continued

Background and Overview - continued

Recent Events

Product Development Events

In June 2019, Lucid, PAVmed’s majority owned subsidiary, received FDA 510(k) marketing clearance for EsoCheck as a generic esophageal cell collection device. See “—GI Health— EsoGuard and EsoCheck Development and Commercial Status”.

In October 2019, Solys Diagnostics, PAVmed’s majority owned subsidiary, entered into a license agreement with Liquid Sensing, Inc., a subsidiary of Airware, Inc., granting Solys a license for six issued and one pending U.S. patents covering a nondispersive infrared laser proprietary technology for the non-invasively detection of glucose and other substances such as electrolytes in tissue within the inpatient (e.g., hospital) field of use. See “—Emerging Innovations—Noninvasive Glucose Monitoring.”

In December 2019, Lucid, PAVmed’s majority owned subsidiary completed CLIA/CAP certification for EsoGuard Esophageal DNA Test as an LDT at Lucid’s commercial diagnostic laboratory partner, ResearchDx. See “—GI Health— EsoGuard Clinical Laboratory and EsoCheck Manufacturing.”

In January 2020, an FDA pre-submission in-person meeting was held to review PortIO’s GLP animal study and to define a small human clinical safety study to support FDA approval through the de novo pathway. See “—Infusion Therapy—PortIO.”

In February 2020, Lucid, PAVmed’s majority owned subsidiary, received Breakthrough Device designation from the FDA for EsoGuard Esophageal DNA Test on esophageal samples collected using its EsoCheck Cell Collection Device. See “—GI Health—EsoGuard Business Strategy.”

In February 2020, the first patient was enrolled in Lucid’s IVD clinical trial for EsoGuard Esophageal DNA Test on esophageal samples collected using its EsoCheck Cell Collection Device. See “—GI Health—EsoGuard Business Strategy.”

In March 2020, we announced the FDA acknowledged receipt of a 510(k) premarket notification submission for the Company’s CarpX minimally invasive carpal tunnel device, which incorporates data from the Company’s successful first-in-human CarpX clinical safety study. See “—Minimally Invasive Interventions—CarpX.”

Item 1. Business - Continued

Background and Overview - continued

Recent Events

Financing Transactions

In April, May and June 2019, we raised approximately $5.4 million, net, from three registered direct offerings of 5,480,000 shares of our common stock pursuant to our previously filed effective shelf registration statement on Form S-3 (File No. 333-220549).

In November 2019, we consummated the sale of a Senior Secured Convertible Notes in a private placement with a $14.0 million aggregate face value principle, referred to herein as the “November 2019 Senior Convertible Notes”.

The November 2019 Senior Convertible Notes were further sub-divided into a Series A and Series B, each having a face value principal of $7.0 million, with each referred to as the “Series A November 2019 Senior Convertible Notes” and the “ Series B November 2019 Senior Convertible Notes”. The Series A and Series B November 2019 Senior Convertible Notes each provide for the payment of a $700,000 lender fee, with such lender fee deducted from the proceeds when funded by the investors, and additionally, we are obligated to pay a financial advisory fee to the placement agent of 6.5% of the cash proceeds upon their receipt.

With respect to the Series A November 2019 Senior Convertible Notes, the investors delivered to us cash proceeds of $6.3 million on November 4, 2019, after deducting $0.7 million of lender fee, and we incurred total offering costs of $550,254, including a $409,500 advisory fee paid to the placement agent.

Subsequent to December 31, 2019, with respect to the Series B November 2019 Senior Convertible Note, the investors, at their election under the prepayment provisions, delivered to the Company cash proceeds of $6.3 million on March 30, 2020 after deducting $0.7 million of lender fees, and we paid an advisory fee of $409,500 to the placement agent.

In connection with the November 2019 Senior Convertible Notes, a registration statement on Form S-3 was filed with the SEC in December 2019, which has not yet been declared effective, for the common stock underlying the Series A November 2019 Senior Convertible Note.

Other Events

The Series B Convertible Preferred Stock provides for dividends at a rate of 8% per annum based on the $3.00 per share stated value of the Series B Convertible Preferred Stock, with such dividends compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s board of directors. The Company’s board of directors declared a Series B Convertible Preferred Stock dividend payment of earned but unpaid dividends as of December 31, 2019, payable as of January 1, 2020, of an aggregate of $69,493, with such dividend payment settled by the issue of an additional 23,182 shares of Series B Convertible Preferred Stock in accordance with the Series B Certificate of Designation.

Item 1. Business - Continued

Background and Overview - continued

Our Business Model

In contrast to pharmaceuticals and other life science technologies, which typically require long and capital-intensive paths to translate cellular or biochemical processes into commercially-viable therapeutics or diagnostics, we believe that medical devices have the potential to move much more rapidly from concept to commercialization with significantly less capital investment. Many commercially successful medical devices are often elegant solutions to important and prevalent clinical problems. Most medical device companies, however, are not structurally or operationally equipped to fulfill this potential. According to a report by Josh Makower, M.D., Consulting Professor of Medicine at Stanford University, the typical medical device company will spend over $31.0 million and take approximately five years to develop and commercialize a product through the FDA’s 510(k) pathway and over $100.0 million and seven or more years through the FDA’s PMA pathway.

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

One of the most important features we consider is the project’s regulatory pathway, both in the U.S. and internationally. The FDA’s less arduous 510(k) pathway requires us to demonstrate our product is safe and substantially equivalent to FDA-cleared predicates. The FDA’s costlier and more prolonged PMA pathway requires us to demonstrate our product is safe and effective through randomized clinical studies. A product which is eligible for the 510(k) pathway will require substantially less capital and time than one that requires full PMA clearance. With all our products we are very aggressive about identifying what we believe are the quickest paths to regulatory clearance, paying very careful attention to selection of the best predicates and references as well as careful attention to precisely crafting the primary indications for use language. Although we favor products eligible for the FDA’s 510(k) pathway, with or without clinical safety studies, we may also pursue PMA pathway products with large addressable markets, or in the case of one of our lead products, PortIO™, pursue classification under section 513(f)(2) of the FDCA, also referred to as de novo classification, which could be more rigorous than the 510(k) pathway, but generally require substantially less time and resources than a PMA pathway. We have a variety of options to commercialize such products more efficiently by initially, or even exclusively, targeting European or emerging markets which have shorter, less costly regulatory pathways for such projects. We also attempt to identify narrower applications and indications with lower regulatory hurdles will allow us to start commercializing our product, while broader applications and indications with higher hurdles move through the regulatory process.

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

Background and Overview - continued

Our Business Model - continued

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

Although the PHG and PMI companies were created with a credible path to self-commercialization, they were fundamentally “built to sell.” We believe our structure will enhance our flexibility to commercialize our products compared to these and other single-product, development-stage companies. Each of our products generally follow one of three commercialization pathways. For certain products with one or more natural strategic acquirers such as PortIO and NextFlo, we may seek an early acquisition of the product prior to or soon after regulatory clearance, providing us with a source of non-dilutive capital. For certain groundbreaking high-margin products with large market opportunities such as CarpX™ and the EsoCheck™ Technology, we retain the flexibility to fully commercialize our products for the foreseeable future. For certain other high-volume, lower sale price products such as DisappEAR, we may seek to co-market them with strategic partners through sales and distribution agreements. For products we choose to commercialize ourselves, we may do so through a network of independent U.S. medical representatives and/or inventory-stocking distributors. We eventually may, however, choose to build (or obtain through a strategic acquisition) our own sales and marketing team, initially utilizing a hybrid model with national /regional sales management of independent distributors moving towards direct sales as warranted. As our pipeline grows, we may choose to jointly commercialize subsets of related products which target certain medical specialties or healthcare locations

Research and development expenses are recognized in the period they are incurred and consist principally of internal and external expenses incurred for the research and development of our products. We incurred approximately $15.7 million in cumulative research and development expenses from June 26, 2014 (inception) through December 31, 2019, inclusive of approximately $6.6 million and $4.3 million in each of the years ended December 31, 2019 and 2018, respectively. We plan to increase our research and development expenses for the foreseeable future as we continue development of our products. Our only product to obtain regulatory approval to date is EsoCheck, which has received 510(k) marketing clearance from the FDA as a generic esophageal cell collection device. EsoGuard has been established as an LDT that does not require regulatory approval and was launched commercially in December 2019 after completing CLIA/CAP certification of the test at Lucid’s commercial diagnostic laboratory partner ResearchDx, headquartered in Irvine, CA. Our current research and development activities are focused principally on obtaining FDA approval and clearance and initializing commercialization of the other lead products in our product portfolio pipeline, such as EsoGuard IVD, CarpX and PortIO, while advancing DisappEAR and NextFlo through development. The research and development activities on the other portfolio products is commensurate with available sufficient capital resources.

Item 1. Business - Continued

Background and Overview - continued

Our Business Model - continued

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

Our capital and time efficient model put us in strong position to partner with innovative clinicians and academic medical centers focusing on medical device innovation. We have developed a collaboration model focused on licensing technologies for development and commercialization. Since our founding, we have been contacted by clinicians and centers inquiring about opportunities to work with us on developing and commercializing their ideas and technologies. In November 2016, we signed a definitive licensing agreement with a group of leading academic institutions, including Tufts University and two Harvard Medical School teaching hospitals – Massachusetts Eye and Ear Infirmary and Massachusetts General Hospital. The agreement provides us with an exclusive worldwide license to develop and commercialize antibiotic-eluting resorbable ear tubes based on a proprietary aqueous silk technology conceived and developed at these institutions, a product we have initially referred to as DisappEAR. More recently, in May 2018, we licensed technologies from Case Western Reserve University for EsoGuard and EsoCheck. Within the twelve to eighteen months following the grant date of the license, Lucid Diagnostics, our majority owned subsidiary, achieved FDA 510(k) market clearance for EsoCheck and launched EsoGuard as an LDT at our contract laboratory in California. Typical in-license products, once commercialized, provided for the licensor institution to receive royalties based on revenue, and/or milestone payments, potentially including a portion of certain additional proceeds from the sale or sublicensing of the technology to a third party.

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

Item 1. Business - Continued

Background and Overview - continued

Our Business Model - continued

Approach to Sales and Marketing

We generally expect to commercialize our products through a network of independent U.S. medical representatives and/or inventory-stocking distributors. We focus on high-margin products which are particularly suitable to this mode of distribution. A high gross margin allows us to properly incentivize our distributors, which in turn allows us to attract the top distributors with the most robust networks in our targeted specialties. Independent distributors play an even larger role in many parts of Europe, most of Asia and emerging markets worldwide.

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

Item 1. Business - Continued

Background and Overview - continued

Our Business Model - continued

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

Item 1. Business - Continued

Background and Overview - continued

Our Business Model - continued

Approach to Health Insurance Coverage and Reimbursement

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

Competition for New Medical Device Innovation

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

Background and Overview - continued

Our Business Model - continued

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

The implementation of the Affordable Care Act is an example that has the potential to substantially change healthcare financing and delivery by both governmental and private insurers can have a significant impact on the pharmaceutical and medical device industries.

As an example of Healthcare legislation volatility, the Affordable Care Act imposed, among other things, a new federal excise tax on the sale of certain medical devices. The Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on Dec. 18, 2015, included a two-year moratorium on the medical device excise tax imposed by Internal Revenue Code section 4191. Because of the moratorium, the medical device excise tax did not apply to sales of taxable medical devices during the period beginning on January 1, 2016 and ending on December 31, 2017. The moratorium expired on Dec. 31, 2017. On January 22, 2018 as part of a stop gap spending bill, President Trump signed into law a moratorium for an additional two years retroactive to January 1, 2018. The tax was scheduled to go into effect until January 1, 2020. On December 20, 2019, the U.S. President signed into law a federal spending package that permanently repealed the 2.3% medical excise tax.

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

Item 1. Business - Continued

Background and Overview - continued

Our Business Model - continued

Government Regulation - continued

FDA Regulation

Generally, products we develop must be cleared by the FDA before they are marketed in the United States. Before and after approval or clearance in the United States, our products are subject to extensive regulation by the FDA under the FDCA and/or the Public Health Service Act, as well as by other regulatory bodies. FDA regulations govern, among other things, the development, testing, manufacturing, labeling, safety, storage, recordkeeping, market clearance or approval, advertising and promotion, import and export, marketing and sales, and distribution of medical devices and products.

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

To request marketing authorization by means of a 510(k) clearance, we must submit a pre-market notification demonstrating the proposed device is substantially equivalent to another currently legally marketed medical device, has the same intended use, and is as safe and effective as a currently legally marketed device and does not raise different questions of safety and effectiveness than does a currently legally marketed device. 510(k) submissions generally include, among other things, a description of the device and its manufacturing, device labeling, medical devices to which the device is substantially equivalent, safety and biocompatibility information, and the results of performance testing. In some cases, a 510(k) submission must include data from human clinical studies. Marketing may commence only when the FDA issues a clearance letter finding substantial equivalence. After a device receives 510(k) clearance, any product modification that could significantly affect the safety or effectiveness of the product, or would constitute a significant change in intended use, requires a new 510(k) clearance or, if the device would no longer be substantially equivalent, would require PMA, or possibly, a de novo pathway under section 513(f)2 of the FDCA. In addition, any additional claims the Company wished to make at a later date may require a PMA. If the FDA determines the product does not qualify for 510(k) clearance, they will issue a Not Substantially Equivalent letter, at which point the Company must submit and the FDA must approve a PMA or issue premarket clearance using the de novo before marketing can begin.

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

Item 1. Business - Continued

Background and Overview - continued

Our Business Model - continued

Government Regulation - continued

FDA Regulation - continued

FDA Regulations will continue to change and evolve including the 2016-21st Century Cures Act which mandated the creation and revision of policies and processes intended to speed patient access to new medical devices and codifying into law the FDA’s expedited review program for breakthrough devices for which EsoGuard was so designated. In 2017, the Food and Drug Administration Reauthorization Act (FDARA) which included improvements to premarket review times and investments in strategic initiatives like the National Evaluation System for health Technology (NEST) and patient input and decoupling accessory classification from classification of the parent device. We must continue to be aware of these changes that possibly impact our development and commercialization work. The Company has a network of professionals with extensive experience in these matters that advise us on both the pre-approval/clearance requirements as well as the post market surveillance compliance obligations.

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

Manufacturing cGMP Requirements

Manufacturers of medical devices are required to comply with FDA manufacturing requirements contained in the FDA’s current Good Manufacturing Practices (cGMP) set forth in the quality system regulations promulgated under section 520 of the FDCA. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or in product withdrawal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval. We expect to use contract manufacturers to manufacture our products for the foreseeable future we will therefore be dependent on their compliance with these requirements to market our products. We work closely with our contract manufacturers to assure our products are in strict compliance with these regulations.

Item 1. Business - Continued

Background and Overview - continued

Our Business Model - continued

Government Regulation - continued

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

Physician Payment Sunshine Act

There has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. On February 8, 2013, the Centers for Medicare & Medicaid Services, or CMS, released its final rule implementing section 6002 of the Affordable Care Act known as the Physician Payment Sunshine Act that imposes new annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of  $1 million per year for “knowing failures.” Manufacturers that produces at least one product reimbursed by Medicare, Medicaid, or Children’s Health Insurance Program and (i) if the product is a drug or biological, and it requires a prescription (or physician’s authorization) to administer; or (ii) if the product is a device or medical supply, and it requires premarket approval or premarket notification by the FDA are required to comply with the Open Payments (commonly referred to as the Sunshine Act) filing requirements under CMS. We currently do not have any products covered by Medicare, Medicaid, or Children’s Health Insurance Program as none of our products have premarket approval or clearance notification. We expect once our products receive regulatory clearance, we will be required to comply with the Sunshine Act provisions.

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

Item 1. Business - Continued

Background and Overview - continued

Our Business Model - continued

Government Regulation - continued

Other U.S. Regulation - continued

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

Item 1. Business - Continued

Background and Overview - continued

Our Business Model - continued

Government Regulation - continued

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

European Union

The European Union or EU will require a CE mark certification or approval in order to market our products in the various countries of the European Union or other countries outside the United States. To obtain CE mark certification of our products, we will be required to work with an accredited European notified body organization to determine the appropriate documents required to support certification in accordance with existing medical device directive. The predictability of the length of time and cost associated with such a CE mark may vary or may include lengthy clinical trials to support such a marking. Once the CE mark is obtained, we may market our product in the countries of the EU. The new European Medical Device Regulation (EU MDR 2017/745) goes into effect on May 26, 2020. The EU MDR imposes strict new requirements on medical device companies marketing their products in Europe. As such, many device companies have been scrambling to renew existing CE certificates granted under the Medical Devices Directive (MDD 93/42/EEC). Notified Bodies are now focused on their current customers and those customers’ current devices making it virtually impossible to submit a new MDD application before May 2020.

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

Item 1. Business - Continued

Background and Overview - continued

Employees

Currently, we have fifteen full-time compensated employees, including our Chairman of the Board of Directors and Chief Executive Officer (“CEO”), our President and Chief Financial Officer (“CFO”), and our Chief Medical Officer (“CMO”). Our non-employee Vice Chairman is currently not a compensated employee of the Company, but is a compensated member of our board of directors. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate History

We were incorporated on June 26, 2014 in the State of Delaware, under the name PAXmed Inc. On April 19, 2015, we changed our name to PAVmed Inc.

Our principal business address is One Grand Central Place, Suite 4600, 60 East 42nd Street, New York, New York 10165, and our main telephone number is (212) 949-4319.

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

Vortex Medical Inc., founded in 2008 with $3.5 million in capital, created the AngioVac system, designed to remove large volume clots and other undesirable intravascular material without the need for open surgery. It received its initial FDA clearance 16 months after the company was founded. AngioVac was commercially launched in 2009 and the first AngioVac procedure was performed at Harvard’s Brigham and Women’s Hospital later the same year. Vortex Medical marketed the AngioVac system across the United States until it was acquired in October 2012 by AngioDynamics Inc. (NASDAQ: ANGO) for $55.0 million in guaranteed consideration. At the time of its acquisition the company was cash-flow positive, carried no debt and did not require any additional capital beyond original $3.5 million raised.

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

PAVmed Inc. was founded to adapt this model to a multi-product company with access to public capital markets. We believe this model allows us to conceive, develop and commercialize our pipeline of medical device products using significantly less capital and time than a typical medical device company, and provide a streamlined pathway to incorporate outside innovations.

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

Item 1A, Risk Factors

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

In our December 31, 2019 consolidated financial statements, we have concluded and stated our recurring losses from operations, recurring cash flows used in operations, accumulated deficit, and the requirement to raise additional capital to support our operating and capital expenditures, raise substantial doubt regarding our ability to continue as a going concern. Correspondingly, our independent registered public accounting firm’s report on our consolidated financial statements also includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our plans to address this going concern risk include, pursuing additional offerings of debt and/or equity securities. The consolidated financial statements do not include any adjustments might result from our inability to consummate such offerings or our ability to continue as a going concern. Moreover, there is no assurance if we consummate additional offerings, we will raise sufficient proceeds in such offerings to pay our financial obligations as they become due. These factors raise substantial doubt about our ability to continue as a going concern.

We may need substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, eliminate or abandon growth initiatives or product development programs.

We intend to continue to make investments to support our business growth. Because we have not generated any revenue or cash flow to date, we will require additional funds to:

●	continue our research and development;
●	pursue clinical trials;
●	protect our intellectual property rights or defend, in litigation or otherwise, any claims we infringe third-party patents or other intellectual property rights;
●	fund our operations;
●	deliver our new products, if any such products receive regulatory clearance or approval for commercial sale;
●	achieve market acceptance of our products;
●	establish and expand our sales, marketing and distribution capabilities; and
●	invest in businesses, products and technologies, although we currently have no commitments or agreements relating to do so.

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

Our future performance will depend on the success of products we have not yet developed.

Technology is an important component of our business and growth strategy, and our success depends on the development, implementation and acceptance of our products. To date, only our EsoCheck and EsoGuard products have reached the marketing stage. Commitments to develop new products must be made well in advance of any resulting sales, and technologies and standards may change during development, potentially rendering our products outdated or uncompetitive before their introduction. Our ability to develop products to meet evolving industry requirements and at prices acceptable to our customers will be significant factors in determining our competitiveness. We may expend considerable funds and other resources on the development of our products without any guarantee these products will be successful. If we are not successful in bringing one or more products to market, whether because we fail to address marketplace demand, fail to develop viable technologies or otherwise, we may not generate any revenues and our results of operations could be seriously harmed.

Our products may never achieve market acceptance.

To date, we have not generated any revenues. Our ability to generate revenues from product sales and to achieve profitability will depend upon our ability to successfully commercialize our products. Because we only recently began to market our first products for sale, we have no basis to predict whether any of our products will achieve market acceptance. A number of factors may limit the market acceptance of any of our products, including:

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

Our only product for which we have obtained approval or clearance from the FDA or a comparable foreign regulatory authority is our EsoCheck product. In certain limited circumstances, we also may market our products without such approval or clearance, as is the case for the EsoGuard LDT. Generally, however, neither we nor any future collaboration partner can commercialize any products we may develop in the U.S. or in any foreign country without first obtaining regulatory approval for the product from the FDA or comparable foreign regulatory authorities. The approval route in the U.S. for any products we may develop may be either via the PMA process, a de novo 510(k) pathway, or traditional 510(k). The PMA approval process is more complex, costly and time consuming than the 510(k) process. Additional randomized, controlled clinical trials may be necessary to obtain approval. The approval process may take several years to complete and may never be obtained. Before obtaining regulatory approvals for the commercial sale of any product we may develop in the U.S., we must demonstrate with substantial evidence, gathered in preclinical and well-controlled clinical studies, that the planned products are safe and effective for use for that target indication. We may not conduct such a trial or may not successfully enroll or complete any such trial. Any products we may develop may not achieve the required primary endpoint in the clinical trial and may not receive regulatory approval. We must also demonstrate that the manufacturing facilities, processes and controls for any products we may develop are adequate. Moreover, obtaining regulatory approval in one country for marketing of any products we may develop does not ensure we will be able to obtain regulatory approval in other countries, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

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

Our business may be adversely affected by health epidemics, including the recent coronavirus outbreak.

In December 2019, an outbreak of a novel strain of coronavirus (“COVID-19”) originated in Wuhan, China and has since spread to a number of other countries, including the U.S. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic.

COVID-19 may have an adverse impact on our operations, supply chains and distribution systems or those of our contractors of our laboratory partner, and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that are being taken, such restrictions on travel, quarantine polices and social distancing. For example, the ability of our employees or those of our contractors or laboratory partner to work may be adversely affected. In addition, the spread of COVID-19 has disrupted the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay FDA approval with respect to our products. Furthermore, our clinical trials may be affected by the COVID-19 outbreak. Site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. COVID-19 also may have an adverse impact on the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change.

Item 1A Risk Factors - continued

Risks Associated with Our Business - continued

Failure in our information technology or storage systems could significantly disrupt our operations and our research and development efforts, which could adversely impact our revenues, as well as our research, development and commercialization efforts.

Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology (“IT”) systems that support our operations and our research and development efforts, and those IT systems within the control of our contract manufacturers and contract laboratories. The integrity and protection of our own data, and that of our customers and employees, is critical to our business. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, and the precautionary measures taken by our contract parties, sustained or repeated system failures that interrupt our ability to generate and maintain data, could adversely affect our ability to operate our business. Furthermore, any breach in our IT systems could lead to the unauthorized access, disclosure and use of non-public information, including protected health information, which is protected by HIPAA and other laws. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.

System upgrades, enhancements and replacements, as well as new systems, are required from time to time, and require significant expenditures and allocation of valuable employee resources. Delays in integration or disruptions to our business from implementation of these new or upgraded systems could have a material adverse impact on our financial condition and operating results. There can be no assurance that our process of improving existing systems, developing new systems to support our expanding operations, integrating new systems, protecting confidential patient information, and improving service levels will not be delayed or that additional systems issues will not arise in the future. Failure to adequately protect and maintain the integrity of our information systems issues and data may result in a material adverse effect on our financial position, results of operations and cash flows.

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

For many of the products we are currently developing, the regulatory pathway in the U.S. for approval of the product has not been determined. However, it is possible the FDA will require us to file for approval via the PMA pathway for one or more of our planned products. In this case, the FDA is likely to require that randomized, controlled clinical trials be conducted before an application for approval can be filed. These are typically expensive and time consuming and require substantial commitment of financial and personnel resources from the sponsoring company. These clinical trials also entail significant risk, and the resulting data may not be sufficient to support approval by the FDA or other regulatory bodies.

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

In the U.S., there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenue and profitability and the future revenue and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that could result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the PPACA, was enacted in 2010. The PPACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The PPACA, among other things, could result in the imposition of injunctions.

While the U.S. Supreme Court upheld the constitutionality of most elements of the PPACA in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. In addition, Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. For instance, in December 2019, the 2.3% tax on sales of medical devices was repealed. At this time, it remains unclear whether there will be any changes made to the PPACA, whether to certain provisions or its entirety. We cannot assure you that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

For example, as discussed above, certain of the Company’s planned product candidates may fall under the regulatory purview of various centers at the FDA and in other countries by similar health and regulatory authorities. Each medical device that the Company wishes to market in the U.S. must first receive either 510(k) clearance or premarket approval from the FDA unless an exemption applies. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process may take from three to twelve months, or longer, and may or may not require human clinical data. The premarket approval process is much costlier and lengthier. It may take from eleven months to three years, or even longer, and will likely require significant supporting human clinical data. Delays in obtaining regulatory clearance or approval could adversely affect the Company’s revenues and profitability. Although the Company has obtained 510(k) clearance for EsoCheck, this clearance may be subject to revocation if post-marketing data demonstrates safety issues or lack of effectiveness. Similar clearance processes may apply in foreign countries. Further, more stringent regulatory requirements or safety and quality standards may be issued in the future with an adverse effect on the Company’s business.

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

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. In addition, pursuant to the November 2019 SPA, we are required to seek stockholder approval to increase the number of shares of our common stock we are authorized to issue to 150,000,000 shares. We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to raise additional funds or in connection with any strategic acquisition. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

As of December 31, 2019, we had an aggregate of $8.7 million of indebtedness, which was secured by substantially all of our assets. In addition, we may incur additional debt in the future. Our indebtedness could have important consequences on our business. To the extent new debt and/or new credit sources are added to our existing debt, the related risks for us could intensify. In particular, it could:

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

In addition, the agreements governing our indebtedness contain (and any agreements governing our future indebtedness may contain) financial and other restrictive covenants which may potentially be subject to factors beyond our control and negatively affect our ability to comply.

Despite our right to pay the interest and principal balance of our existing indebtedness by issuing shares of our common stock, we may be required to repay such indebtedness in cash, if we do not meet certain customary equity conditions (including minimum price and volume thresholds) or in certain other circumstances. For example, we may be required to repay the outstanding principal balance and accrued but unpaid interest, along with a premium, upon the occurrence of certain changes of control or an event of default. We also may be required to repay any future indebtedness incurred by us in cash. In such event, we may not be able to generate sufficient cash to service our existing indebtedness, or any future indebtedness incurred by us, as cash payments become due.

If we are unable to make payments as they come due or comply with the restrictions and covenants in our existing indebtedness, or any other agreements governing our future indebtedness, there could be a default under the terms of such agreements. In such event, or if we are otherwise in default under such agreements, including pursuant to any cross-default provisions of such agreements, the lenders could terminate any commitments to lend and/or accelerate the loans and declare all amounts borrowed due and payable. Furthermore, our existing secured lenders and any future lenders to whom we grant a security interest, could foreclose on their security interests in our assets, including our intellectual property. If any of those events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it may not be on terms we deem favorable or acceptable to us. Additionally, we may not be able to amend the agreements governing our indebtedness, or obtain needed waivers, on satisfactory terms or without incurring substantial costs. Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity, financial position, and/or results of operations.

Our management and their affiliates control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

As of December 31, 2019, our management and their affiliates collectively own approximately 14% of our issued and outstanding shares of common stock. Accordingly, these individuals would have considerable influence regarding the outcome of any transaction that requires stockholder approval. Furthermore, our Board of Directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” Board of Directors, only a minority of the Board of Directors will be considered for election in any given year and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome.

Item 1A Risk Factors - continued

Risks Associated with Ownership of Our Common Stock - continued

There can be no assurance that our common stock will continue to trade on the Nasdaq Capital Market or another national securities exchange.

On October 10, 2019, we were not in compliance with the market value of listed securities (“MVLS”) standard of the continued listing standards for Nasdaq Capital Market companies. Although on January 10, 2020, the Nasdaq Staff notified us that we had regained compliance, there can be no assurance that we will be able to continue to meet the MVLS or any of the other Nasdaq Capital Market listing standards. If we are unable to maintain compliance with the MVLS standard and all other listing standard, our common stock may no longer be listed on the Nasdaq Capital Market or another national securities exchange and the liquidity and market price of our common stock may be adversely affected.

A robust public market for our common stock may not be sustained, which could affect your ability to sell our common stock or depress the market price of our common stock.

We are unable to predict whether an active trading market for our common stock will be sustained. If an active market is not sustained for any reason, it may be difficult for you to sell your securities at the time you wish to sell them, at a price that is attractive to you, or at all.

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

As of December 31, 2019, we had outstanding: (i) employee stock options to purchase 5,203,529 shares of our common stock at a weighted average exercise price of $2.68 per share; (ii) warrants to purchase 17,196,857 shares of our common stock at a weighted average exercise price of $1.68 per share; (iii) unit purchase options to purchase 53,000 units at an exercise price of $5.50 per unit, with each unit consisting of one share of our common stock and one warrant, and each warrant entitling the holder to purchase one share of our common stock at an exercise price of $1.60 per share; (iv) Series B preferred stock convertible into 1,158,209 shares of our common stock; (v) the November 2019 Senior Convertible Notes, which were convertible into 8,750,000 shares of our common stock (assuming the November 2019 Senior Convertible Notes were converted in full on such date at the initial fixed conversion price of $1.60 per share); and (vi) the December 2018 Senior Convertible Note (as defined below), which was convertible in to 31,250 shares of our common stock (assuming the December 2018 Senior Convertible Note was converted in full on such date at the initial fixed conversion price of $1.60 per share). As of December 31, 2019, we also have 2,548,406 shares reserved for issuance, but not subject to outstanding awards, under our long-term incentive equity plan, and 167,228 shares reserved for issuance under our employee stock purchase plan.

Furthermore, accrued and unpaid interest and installments of principal under the 2019 Convertible Notes and the 2018 Convertible Notes are due on bi-monthly payment dates as prescribed therein, and are payable at our option in shares of our common stock, subject to the satisfaction of customary equity conditions (including minimum price and volume thresholds). The number of shares of common stock to be issued under these notes may be substantially greater than the estimate set forth in the preceding paragraph, if the interest and the installments of principal are paid in shares of our common stock, because in such cases the number of shares issued will be determined based on the then current market price, but in any event not more than fixed conversion price per share or less than a floor price specified in the notes. We cannot predict the market price of our common stock at any future date, and therefore, we are unable to accurately forecast or predict the total amount of shares that ultimately may be issued under these notes. In addition, the number of shares issued under these notes may be substantially greater if we voluntarily lower the conversion price, which we are permitted to do pursuant to the terms thereof.

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

Item 1A Risk Factors - continued

Risks Associated with Ownership of Our Common Stock - continued

We are an “emerging growth company”, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of  (1) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, December 31, 2021, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

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

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, the other rules and regulations of the Securities and Exchange Commission, or SEC, and the rules and regulations of Nasdaq or any other national securities exchange on which our securities are then trading. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. For example, the Sarbanes-Oxley Act and the rules of the SEC and Nasdaq have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel devote a substantial amount of time to these compliance initiatives. These rules and regulations result in significant legal and financial compliance costs and make some activities more time-consuming and costlier.

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

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors if required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.

We identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we experience additional material weaknesses in the future, our business may be harmed.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 and concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to the material weakness related to the level of precision of our control environment. Specifically, we did not maintain a properly designed control environment that identified key control risk areas with an appropriate level of precision in order to conclude on the operating effectiveness of our disclosure controls and procedures. We have taken and continue to take remedial steps to improve our internal control over financial reporting. For further discussion of the material weakness identified and our remedial efforts, see Item 9A.

Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. If we are unable to successfully remediate our existing material weakness or any additional material weaknesses in our internal control over financial reporting that may be identified in the future in a timely manner, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness may be adversely affected; we may be unable to maintain or regain compliance with applicable securities laws, the listing requirements of the Nasdaq Stock Market; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; our reputation may be harmed; and our stock price may decline.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Property

Our principal corporate offices, located at One Grand Central Place, 60 East 42nd Street, Suite 4600, New York, NY 10165, are currently leased on a month-to-month basis, with such lease agreement able to be cancelled with three months written notice. We also have short-term leases for limited office space in each of Pennsylvania and Massachusetts. At this time, we consider the leased office space to be commensurate with our current operations. Notwithstanding, we may obtain additional space as warranted by our business operations.

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

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is traded on the Nasdaq Capital Market under the symbol “PAVM.” Our Series Z Warrants and Series W Warrants are also traded on the Nasdaq Capital Market under the symbols “PAVMZ” and “PAVMW,” respectively.

Holders

As of March 31, 2020, there were 44,133,745 shares of our common stock outstanding. Our shares of common stock are held by 25 holders of record and we believe our shares of common stock are held by more than 3,000 beneficial owners.

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

Through December 31, 2019, the Company’s board of directors had declared Series B Convertible Preferred Stock dividend payments of an aggregate of $647,518, with such dividend payment settled by the issue of an additional 215,966 shares of Series B Convertible Preferred Stock in accordance with the applicable certificate of designations. Subsequent to December 31, 2019, in January 2020, the Company’s board of directors declared a Series B Convertible Preferred Stock dividend payment of earned but unpaid dividends as of December 31, 2019, payable as of January 1, 2020, of $69,492, with such dividend payment settled by the issue of an additional 23,182 shares of Series B Convertible Preferred Stock in accordance with the applicable certificate of designations.

Recent Sales of Unregistered Securities

Except as previously disclosed in our current reports on Form 8-K and quarterly reports on Form 10-Q, we did not sell any unregistered securities or repurchase any of our securities during the fiscal year ended December 31, 2019.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the “Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context otherwise requires, references herein to “we”, “us”, and “our”, and to the “Company” or “PAVmed” are to PAVmed Inc. and its subsidiaries.

Overview

PAVmed is a highly differentiated multi-product technology medical device company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization, employing a business model focused on capital efficiency and speed to market. Since inception on June 26, 2014, the Company’s activities have focused on advancing the lead products towards regulatory approval and commercialization, protecting its intellectual property, and building its corporate infrastructure and management team. The Company operates in one segment as a medical device company and recently aligned its product offerings into four general groupings intended to become future operating divisions of the Company which include GI Health, Minimally Invasive Interventions, Infusion Therapy, and Emerging Innovations. As resources permit, we will continue to explore internal and external innovations that fulfill our project selection criteria without limiting ourselves to any target specialty or condition. In addition to the PAVmed, the parent company, we have substantive daily operations conducted in two majority owned subsidiaries: Lucid Diagnostics, incorporated in May 2018 and Solys Diagnostics, incorporated in October 2019.

Our multiple products are in various phases of development and regulatory clearance or approval. EsoCheck has received 510(k) marketing clearance from the FDA as a generic esophageal cell collection device. EsoGuard has been established as a LDT and was ready for commercial launch in December 2019 after completing CLIA/CAP certification of the test at Lucid’s commercial diagnostic laboratory partner ResearchDx, headquartered in Irvine, CA. Our other products in development have not yet received clearance or approval to be marketed or sold in the U.S. or elsewhere. We have been granted patents by the USPTO for CarpX, PortIO, and Caldus and have acquired licenses to certain patents and intellectual property for DisappEAR from Tufts University and a group of academic centers, for EsoGuard and EsoCheck from CWRU and more recently for patents covering infrared technology to non-invasively detect glucose in tissue within the in-patient field of use from Liquid Sensing, Inc.

Our product groupings for each of the four operating divisions include:

●	GI Health (EsoGuard Esophageal DNA Test, EsoCheck Esophageal Cell Collection Device, and EsoCure Esophageal Ablation Device with Caldus Technology);
●	Minimally Invasive Interventions (CarpX Minimally Invasive Device for Carpal Tunnel Syndrome);
●	Infusion Therapy (PortIO Implantable Intraosseous Vascular Access Device and NextFlo Highly Accurate Disposable Intravenous Infusion Set); and
●	Emerging Innovations (non-invasive laser-based glucose monitoring, NextCath™ self-anchoring catheters, pediatric ear tubes and mechanical circulatory support).

From inception through December 31, 2019, our operational efforts have been almost exclusively devoted to medical innovation, product development, testing, clinical studies, patent writing, regulatory acceptance, insurance reimbursement and more recently toward planning and pre-market activities (e.g. trade shows and industry conferences) to sustain a substantive market introduction in 2020 for EsoCheck, our first FDA cleared device, and our EsoGuard LDT assay.

EsoCheck is commercially available under a substantial equivalence determination made by the FDA pursuant to a 510(k). On June 21, 2019, Lucid was notified by FDA that it may market EsoCheck, subject to the general controls provisions of the FDCA, as a cell collection device indicated for use in the collection and retrieval of surface cells of the esophagus in the general population of adults, 22 years of age and older.

EsoGuard is commercially available to be prescribed by physicians for patients in the United States as an LDT and has been reported in an article in Science Translational Medicine to have a high sensitivity and specificity for the detection of BE with and without dysplasia, as well as for EAC. LDT refers to a laboratory developed test and is a type of molecular diagnostic test that is designed, manufactured and used within a single laboratory which is also certified pursuant to the CLIA to support the marketing of the test.

EsoCheck (i.e., by itself) may be used routinely by physicians to collect esophageal cells for various medical diagnostic purposes, including to diagnose or manage conditions such as Esophageal Candidiasis (a yeast infection of the esophagus which occurs in patients with compromised immune systems) and Eosinophilic Esophagitis (a common inflammatory condition of the esophagus). EsoGuard (i.e., also by itself) may be performed on cytology samples collected by a means other than EsoCheck, e.g., via EGD. However, our present clinical development focus, and the subject of a recent IVD pre-submission meeting with the FDA, is on assessing the performance of the combined system (i.e., the use of the EsoGuard assay on cells collected using EsoCheck) to detect BE, with and without dysplasia, and/or EAC, in individuals deemed to be at high risk for these conditions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

Other Products – Continuing development and regulatory clearances

As mentioned above, many of our other products are in various phases of development and regulatory clearances or approvals and incurred substantive amount of management effort and/or costs to date and will require more of the same in the upcoming year, include:

●	CarpX – A March 2020, 510(k) application is currently has been accepted for review by the FDA after completion in December 2019 of a first-in-human clinical study. Once we obtain market clearance from the FDA, we expect to commercialize our products to U.S. hand surgeons through a network of independent sales representatives and/or inventory-stocking medical distributors together with our in-house sales management and marketing teams.

●	PortIO - We are pursuing an FDA clearance for use in patients with a need for vascular access up to seven days, under de novo classification of section 513(f)2 of the FDCA. The broader “seven days” clearance is being pursued in discussion with FDA following our previous initial submission to the FDA for a 510(k). The GLP animal study requested by the FDA has been completed along with supplementary cadaver and animal studies. This data was submitted to the FDA as part of a pre-submission filing that included an in-person meeting on January 8, 2020 to define a likely small human clinical safety study through the de novo pathway. Based on encouraging animal data, we are also planning a long-term (60-day implant duration) FIH clinical study in dialysis patients or those with poor venous access in Colombia, South America and intend to fulfill the likely FDA request for human clinical data with an “outside-of-United States” (“OUS”) clinical safety study in Auckland, New Zealand. Of significance toward our belief of PortIO will one day become the answer to solve many of the current drawbacks intravenous access devices regularly encounter, our supplemental animal testing has demonstrated maintenance-free patency over a six-month implant duration.

●	NextFlo - The NextFlo disposable IV infusion set has completed key milestones in its quest to eliminate the need for complex and expensive electronic infusion pumps for most of the estimated one million infusions of fluids, medications and other substances delivered each day in hospitals and outpatient settings in the United States. NextFlo maintains constant flow by incorporating a proprietary, passive, pressure-dependent variable flow-resistor consisting entirely of inexpensive, easy-to-manufacture disposable mechanical parts. NextFlo testing has now repeatedly demonstrated it can achieve constant flow rates across a wide range of IV bag heights, with accuracy rates comparable to electronic infusion pumps. Deloitte Consulting LLP has completed a comprehensive market research and strategic analysis of NextFlo demonstrating a very large addressable market and recommended PAVmed seek a long-term strategic partnership or acquisition. The global professional services firm Alvarez and Marsal has been running a formal M&A process for NextFlo targeting strategic and financial partners. The process is active with ongoing discussion with multiple parties.

●	DisappEAR - These are pediatric ear tubes, manufactured from a proprietary aqueous silk technology licensed from Tufts University and two Harvard teaching hospitals, that seek to revolutionize the care of the estimated one million children who undergo bilateral ear tube placement each year to treat complex or recurrent middle ear infections or fluid collections, by eliminating the need for a second procedure as well as the standard difficult-to-administer post-operative ear drop regimen. An eight-month animal study of DisappEAR has been completed with excellent results. The ear tubes appear to possess unexpected surfactant properties which would provide several unique benefits over traditional plastic tubes, including enhanced flow of fluids in and out of the tube and potential intrinsic antimicrobial properties. A six-month GLP animal study has been completed and the Company is in active discussions with a large strategic partner to produce commercial-scale aqueous silk to support a future FDA 510(k) submission and commercialization.

●	Solys Diagnostics (Noninvasive Glucose Monitoring) - In October 2019, PAVmed formed Solys Diagnostics with authorization to issue 50 million shares of its common stock, par value $0.001 per share and 20 million shares of its preferred stock, par value $0.001 per share. Concurrent with its formation, Solys Diagnostics issued 8.3 million shares of its common stock to PAVmed and also immediately acquired a license agreement from Liquid Sensing, Inc., a subsidiary of Airware, Inc., each an unrelated-third-party, in exchange for 1.5 million shares of Solys Diagnostics common stock issued to Airware, Inc., and 200,000 shares of Solys Diagnostics common shares issued to a unrelated-third-party consultant. Airware Inc. equity interests have certain anti-dilution rights under limited circumstances and 810,810 shares of Solys Diagnostics common stock issued to Airware Inc. are subject to certain milestone vesting restrictions. The exclusive worldwide licensing agreement acquired from Liquid Sensing, Inc. is for its six issued and one pending U.S. patents covering a proprietary nondispersive infrared (NDIR) laser technology for the non-invasive detection of glucose and other substances such as electrolytes in tissue within the inpatient (e.g. hospital) field of use. Pursuant to the licensing agreement, Solys Diagnostics will immediately advance the technology toward an established accuracy milestone for blood glucose monitoring within the licensed field of use. Upon achievement of the accuracy milestone, it is expected Solys Diagnostics will then pursue a full regulatory and development plan while also seeking to maximize the value of this proprietary technology with potential strategic partners or acquirers in the blood glucose monitoring market. If commercialized by Solys Diagnostics, Liquid Sensing Inc. has the right to collect future royalties on revenues related to the product developed for commercial use. Liquid Sensing Inc. has granted a 15 percent equity interest in its company to PAVmed with a portion of the shares issued being subject to certain performance vesting restrictions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

Financing

In April, May and June 2019, we raised approximately $5.4 million, net, from three registered direct offerings of 5,480,000 shares of our common stock pursuant to our previously filed effective shelf registration statement on Form S-3 (File No. 333-220549).

In November 2019, we consummated the sale of a Senior Secured Convertible Notes in a private placement with a $14.0 million aggregate face value principal, referred to herein as the “November 2019 Senior Convertible Notes”.

The November 2019 Senior Convertible Notes were further sub-divided into a Series A and Series B, each having a face value principal of $7.0 million, with each referred to as the “Series A November 2019 Senior Convertible Note” and the “Series B November 2019 Senior Convertible Note”. The Series A and Series B November 2019 Senior Convertible Notes each provide for the payment of a $700,000 lender fee, with such lender fee deducted from the cash proceeds when funded by the investors, and additionally, we are obligated to pay a financial advisory fee to the placement agent fee of 6.5% of the cash proceeds upon their receipt.

With respect to the Series A November 2019 Senior Convertible Note, the investors delivered to us cash proceeds of $6.3 million on November 4, 2019, after deducting $0.7 million of lender fees, and we incurred total offering costs of $550,254, including a $409,500 advisory fee paid to the placement agent.

Subsequent to December 31, 2019, with respect to the Series B November 2019 Senior Convertible Note, the investors, at their election under the prepayment provisions, delivered to us cash proceeds of $6.3 million on March 30, 2020, after deducting $0.7 million of lender fees, and we paid an advisory fee of $409,500 to the placement agent.

A registration statement on Form S-3 was filed with the SEC in December 2019, which has not yet been declared effective, for the common stock underlying the Series A November 2019 Senior Convertible Note.

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

We plan to incur research and development expenses for the foreseeable future as we continue the development of our products. Our current research and development activities are focused principally on obtaining FDA clearance and initializing commercialization of the lead products in our pipeline including CarpX, EsoGuard, and EsoCheck, along with advancing our DisappEAR, NextFlo, and noninvasive glucose monitoring products through their respective development phase, with research and development activities on our other portfolio products commensurate with available capital resources. These planned research and development activities include the following:

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financial Results of Operations - continued

General and administrative expense

	December 31,
	2019	2018	$ Change	% Change
Compensation & related personnel costs	$2,191,409	$1,791,775	$399,634	22%
Stock-based compensation	1,162,370	948,143	$214,227	23%
Outside professional services	3,066,441	2,593,282	$473,159	18%
Facility related costs	276,314	152,904	$123,410	81%
Board related costs	271,250	247,917	$23,333	9%
Other operating costs	697,181	576,185	$120,996	21%
Total general and administrative expenses	$7,664,965	$6,310,206	$1,354,759	21%

General and administrative expenses incurred in the year ended December 31, 2019 were $7,664,965, an increase of $1,354,759 as compared to $6,310,206 incurred for corresponding prior year period. The increased general and administrative expenses for the current year period is principally due to increased expenses related to compensation and related personnel costs of $399,634, stock based compensation of $214,227, outside professional services of $473,159, facility related costs of $123,410, board related costs of $23,333 and other operating costs of $120,996.

The increased compensation and related personnel costs expense in the year ended December 31, 2019 as compared to the corresponding prior year period, resulted from higher salary and benefit expense related to the hiring of additional personnel, annual salary increases, and higher accrued bonus expense, inclusive of increases in each of the guaranteed bonus under the Chief Executive Officer (“CEO”) employment agreement and discretionary bonus payments to the CEO and other employees.

The stock-based compensation expense classified as general and administrative expense, which includes stock options and restricted stock granted to both employees and non-employees, of $1,162,370 incurred during the year ended December 31, 2019, increased $214,227 as compared to the corresponding prior year period, principally resulting from increased stock-based compensation expense resulting from stock options granted to employees in 2019.

The outside professional services expense of $3,066,441 incurred during the year ended December 31, 2019 as compared to the corresponding prior year period, increased by $473,159, principally resulting from increased expenses of: $380,720 related to intellectual property matters, $234,566 related to investor and public relations, $183,622 related to marketing expenses, and $29,598 associated with professional fees for legal, accounting, auditing, tax, valuations, and information technology; partially offset by decreased expenses of: $105,348 related to regulatory matters. Additionally, outside professional services expenses decreased $250,000 in the current period as compared with the corresponding prior period with respect to consulting agreements with entities and /or individuals affiliated with certain of our officers and /or former directors. In this regard, $0 and $250,000 of expense was incurred in the year ended December 31, 2019 and 2018, respectively, with respect to the HCP/Advisors consulting agreement.

The increase in facility related costs of $123,410 in the year ended December 31, 2019 as compared to the corresponding prior year period, principally resulted from increased computer and internet expense, postage and delivery expense and rent expense associated with our corporate offices.

The board of director related costs of $271,250 for the year ended December 31, 2019 increased by $23,333 as compared to the corresponding prior year period, principally resulting from increase in expenses related to board of director fees.

The increased other operating expenses in the year ended December 31, 2019 as compared to the prior year period, principally resulted from higher director and officer insurance premiums, worker compensation insurance expense, and travel and related costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financial Results of Operations - continued

Research and development expenses

	December 31,
	2019	2018	$ Change	% Change
Compensation & related personnel costs	$1,657,668	$755,759	$901,909	119%
Stock-based compensation	408,282	280,556	127,726	46%
Outside professional services	4,421,531	2,920,812	1,500,719	51%
Patent license fees	-	272,553	(272,553)	(100%)
Milestone	75,000	-	75,000
Regulatory filing fees	-	10,953	(10,953)	(100%)
Other	67,849	12,366	55,483	449%
Total research and development expenses	$6,630,330	$4,252,999	$2,377,331	56%

Research and development expenses incurred for the year ended December 31, 2019 totaled $6,630,330, an increase of $2,377,331 as compared to $4,252,999 incurred for the corresponding prior year period. The increase in research and development expenses resulted from the milestone costs of $75,000 incurred with respect to the CWRU License Agreement and increased expenses of: $901,908 related to compensation and related personnel costs, $127,726 related to stock-based compensation, $1,500,720 of increased expenses incurred for outside professional services, and $55,483 of increased other operating costs; partially offset by decreased expenses of: patent license fees $272,553 with respect to the CWRU License Agreement, and regulatory filing fees of $10,953.

The increased compensation and related personnel costs expense of $901,909 in the year ended December 31, 2019 as compared to the corresponding prior year period, resulted from higher salary expense related to additional personnel, as well as annual salary increases, increased accrued bonus expense related to higher discretionary employee bonus payments, and accrued expense related to employee relocation costs, for which there was no comparative amount in the prior year period.

The outside professional services of $4,421,531 in the year ended December 31, 2019 is an increase of $1,500,720 as compared to the corresponding prior year period. The increased outside professional services research and development expense principally resulted from our emphasis of current research and development activities being focused principally on completion of on-going efforts to obtain FDA clearance and initializing commercialization of each of the CarpX, EsoGuard, EsoCheck and PortIO products, and to continue to advance the development of the DisappEAR and the NextFlo products, as discussed above under “Overview”.

There were no regulatory filing fees for the year ended December 31, 2019. The regulatory filing fee of $10,953 in the year ended December 31, 2018 was with respect to the submission to the FDA of a 510(k) premarket notification for the EsoCheck.

The increased other operating expenses in the year ended December 31, 2019 as compared to the corresponding prior year period, principally resulted from higher compensation insurance expense, and travel and related costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financial Results of Operations - continued

Other Income and Expense

Interest Expense – Senior Secured Convertible Note - November 4, 2019 - Series B.

The Senior Secured Convertible Notes issued November 4, 2019 are comprised of a Series A and Series B - each with a face value principal of $7.0 million - “Series A” and /or “Series B” “November 2019 Senior Convertible Note”. The investors delivered to the Company cash proceeds of $6.3 million on November 4, 2019, after deducting $0.7 million of lender fees. Subsequent to December 31, 2019, with respect to the Series B November 2019 Senior Convertible Note, the investors delivered to the Company cash proceeds of $6.3 million on March 30, 2020, after deducting $0.7 million of lender fees.

The Series A and Series B November 2019 Senior Convertible Notes have a stated interest rate of 7.875% per annum, to the extent the investor has funded the cash proceeds of each such respective note. During the period November 4, 2019 to March 29, 2020, when the Series B November 2019 Senior Convertible Note was not funded by the investors, the Company will incur interest expense of 3.0% per annum on the $7.0 million face value principal of the Series B November 2019 Senior Convertible Note.

The (cash) payment of 3.0% interest on the $7.0 million face value principal of the (unfunded) Series B November 2019 Senior Convertible Note, as such interest is discussed above, resulted in the recognition of $32,667 during the period November 4, 2019 through December 31, 2019, with such interest expense included in other income (expense) in the accompanying consolidated statement of operations.

See our accompanying consolidated financial statements Note 12, Debt, for further information regarding the Senior Secured Convertible Notes issued November 4, 2019 - Series A and Series B.

Interest Expense - Senior Secured Note issued July 3, 2017 (Scopia Holdings LLC)

The Senior Secured Note, previously issued in July 2017 by us to Scopia Holdings LLC (“Scopia Note”) had an annual interest rate of 15.0%, with interest payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing December 30, 2017 (“15% interest expense”). At our sole discretion, we were able to defer payment of up to 50% of each of the semi-annual 15% interest expense payable, with such deferred amount added to the outstanding interest-bearing principal balance of the Scopia Note. In this regard, the Scopia Note principal balance was $5,780,116 at December 27, 2018

On December 27, 2018, concurrent with the issue of the December 2018 Senior Convertible Note (as defined below), we repaid-in-full the previously issued Scopia Note, inclusive of the total outstanding principal payable and the accrued but unpaid interest expense payable as of December 27, 2018, with such repayment comprised of a $5.0 million cash payment and the issue of 600,000 shares of common stock of the Company. The Scopia Note repayment was executed under a Notice of Prepayment agreement dated December 27, 2018.

The Scopia Note total interest expense of $ $2,392,447, for the year ended December 31, 2018, and was comprised of $786,145 resulting from the 15% interest expense and $1,606,302 resulting from the amortization of Scopia Note debt discount. The Scopia Note remaining unamortized debt discount was $1,637,972 as of December 27, 2018 the date of extinguishment. There was no interest expense on the Scopia Note in 2019.

See our accompanying consolidated financial statements Note 12, Debt, for further information regarding the Scopia Note.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financial Results of Operations - continued

Other Income and Expense - continued

Change in Fair Value – Senior Secured Convertible Notes

Fair Value Option Election

The November 2019 Senior Convertible Notes (Series A and Series B) and the December 2018 Senior Convertible Note are each a debt financial instrument host containing embedded features and /or options which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815, Derivatives and Hedging (“ASC-815”).

Notwithstanding, ASC 825, Financial Instruments (“ASC-825”), under ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. As such, the November 2019 Senior Convertible Notes, with respect to the Series A of such note, was initially measured at its November 4, 2019 issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each subsequent reporting period date. (As well, the Series B of such note will be initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each subsequent reporting period date. For accounting purposes, the Series B November 2019 Senior Convertible Note issue date is deemed to be the prepayment date of the promissory notes issued by the investors in payment for such Series B notes, or March 30, 2020.) As provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying consolidated statement of operations.

Senior Secured Convertible Notes Issued November 4, 2019

As noted above, the November 2019 Senior Convertible Notes are comprised of Series A and Series B notes, each with a face value principal of $7.0 million.

With respect to the Series A November 2019 Senior Convertible Note, on November 4, 2019, the investors delivered to the Company cash proceeds of $6.3 million, after deducting $0.7 million of lender fees (which were recognized as a current period expense on such date), and we incurred total offering costs of $550,254, including a $409,500 advisory fee paid to the placement agent, with such offering costs recognized as an expense in other income (expense).

The Series A November 2019 Senior Convertible Note fair value adjustment totaled $475,250 and was recognized as current period income in the year ended December 31, 2019 (as no portion of such fair value adjustments resulted from instrument-specific credit risk of such note as of such dates), and was inclusive of the fair value adjustment on the November 4, 2019 issue date and the fair value adjustment as of December 31, 2019.

Senior Secured Convertible Note Issued December 27, 2018

On December 27, 2018, the Company consummated the sale of a Senior Secured Convertible Note in a private placement with a $7.75 million face value principal, referred to herein as the “December 2018 Senior Convertible Note”.

On the December 27, 2018 closing date of the December 2018 Senior Convertible Note, the investor delivered to the Company cash proceeds were $7.0 million, after deducting $0.750 million of lender fees (which were recognized as a current period expense on the closing date), and the Company incurred total offering costs of $614,940, inclusive of the payment of $455,000 placement agent fee and legal fees, with such offering costs recognized as an expense in other income (expense) in the accompanying consolidated statement of operations.

The December 2018 Senior Convertible Note fair value adjustments of $333,849 and $153,000 in the years ended December 31, 2019 and 2018, respectively, were recognized as a current period income in the respective accompanying consolidated statement of operations (as no portion of such fair value adjustments resulted from instrument-specific credit risk of such note as of such dates).

The estimated fair value of the Series A November 2019 Senior Convertible Notes as of their November 4, 2019 issue date and as of December 31, 2019, was computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return; and, the estimated fair value of the December 2018 Senior Convertible Note as of December 31, 2019 and 2018, were computed using a combination of the present value of its cash flows using a synthetic credit rating analysis’ required rate of return and the Black-Scholes option pricing model, using the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, estimated volatility in the value of the Company’s common stock, and the respective unit purchase options’ and warrants’ exercise price.

See our accompanying consolidated financial statements Note 11, Financial Instruments Fair Value Measurements, and Note 12, Debt, for further information regarding the fair value option election, the change in fair value recognized as other income (expense), and the Series A November 2019 Senior Convertible Notes and the December 2018 Senior Secured Convertible Note.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financial Results of Operations - continued

Other Income and Expense - continued

Debt Extinguishment – Senior Secured Convertible Note Issued December 27, 2018

During the year ended December 31, 2019, aggregate principal repayments of $6,058,000 on the December 2018 Convertible Note and corresponding non-installment payments of $199,847 were settled by the issue of a total of 7,773,110 shares of common stock of the Company with a fair value of $8,089,163, resulting in a debt extinguishment loss in the year ended December 31, 2019 of $1,831,316. There were no such issue of shares of common stock of the Company with respect to the December 2018 Senior Convertible Note in the prior year ended December 31, 2018.

The fair value of the shares of common stock of the Company issued was measured as the respective issue date quoted closing price per share of the common stock of the Company.

See our accompanying consolidated financial statements Note 12, Debt, for further information regarding the debt extinguishment loss with respect to the issue of shares of our common stock in connection with the Senior Secured Convertible Note issued December 27, 2018 .

Debt Extinguishment - Senior Secured Note issued July 3, 2017

We recognized as other income (expense), a debt extinguishment loss of $1.4 million resulting from the difference between a $5.5 million debt reacquisition price and a $4.1 million debt carrying value, net, of the Scopia Note as of December 27, 2018 debt repayment date.

See our accompanying consolidated financial statements Note 12, Debt, for further information regarding the Scopia Note.

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

The Series Z Warrant exercise price adjustment to $1.60 per share from $3.00 per share, resulted in the recognition of a modification expense under the analogous guidance with respect to stock option modification under FASB ASC 718, wherein an exchange of warrants is deemed to be a modification of the initial warrant agreement by the replacement with a revised warrant agreement, requiring the incremental estimated fair value, measured as the difference between the estimated fair value immediately after the modification as compared to the estimated fair value immediately before the modification, to the extent an increase, recognized as a modification expense.

In this regard, the Series Z Warrant June 1, 2018 exercise price adjustment resulted in the recognition on such date of a current period modification expense of $1,140,995 included in other income (expense) in the consolidated statement of operations, with a corresponding increase to additional paid-in capital in the consolidated balance sheet, as the Series Z Warrants are equity classified.

Additionally, the Series Z Warrants issued in both the March 15, 2018 Series A and Series A-1 Exchange Offer and the April 5, 2018 Series W Warrants Exchange Offer, each as discussed below, were issued under the original Series Z Warrant Agreement. The Company’s board of directors approved Amendment No. 1 to the original Series Z Warrant Agreement, which was embodied in an Amended and Restated Series Z Warrant Agreement, dated June 8, 2018, referred to as the “Amended Series Z Warrant Agreement”. The amendment to the original Series Z Warrant Agreement was evaluated under the analogous guidance with respect to stock option modification under FASB ASC 718 as discussed above but did not result in the recognition of a modification expense as there was no incremental estimated fair value.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financial Results of Operations - continued

Other Income and Expense - continued

Modification Expense - Series W Warrants Exchange Offer - April 5, 2018 ’

A total of 5,075,849 Series Z Warrants were issued-upon-exchange of 10,151,682 Series W Warrants, in an exchange offer transaction referred to as the “Series W Warrants Exchange Offer” and the “April 5, 2018 Exchange Date”. The Series W Warrant Exchange Offer, resulted in the recognition of a modification expense on the April 5, 2018 Exchange Date, under the analogous guidance with respect to stock option modification under FASB ASC 718, as described above with respect to the Amended Series Z Warrant Agreement. In this regard, the April 5, 2018 Exchange Date estimated fair value of $3,304,377 of the 5,075,849 Series Z Warrants issued-upon-exchange as compared of the estimated fair value of $2,537,921 of the 10,151,682 Series W Warrants extinguished-upon-exchange, resulted in incremental estimated fair value of $766,456, which was recognized on such exchange date as a current period modification expense in other income (expense) in the consolidated statement of operations, with a corresponding increase to additional paid in capital, as the Series Z Warrants are equity classified.

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

In this regard, as of the March 15, 2018 Exchange Date, the change in the estimated fair value of each respective derivative liability resulted in the recognition of income of $64,913 with respect to the Series A Convertible Preferred Stock conversion option derivative liability, and the recognition of a net expense of $96,480 with respect to the Series A Warrants derivative liability.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Financial Results of Operations - continued

Income Taxes

We account for income taxes using the asset and liability method, as required by FASB ASC Topic 740, Income Taxes, (“ASC 740”). Current tax liabilities or receivables are recognized for the amount of estimated income tax payable and/or refundable for the current year. Deferred tax assets and deferred tax liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, along with net operating loss and tax credit carryforwards.

Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, Changes in deferred tax assets and deferred tax liabilities are recorded in the provision for income taxes.

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicated it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of December 31, 2019 and 2018.

We have total estimated federal and state NOL carryforwards of approximately $40.0 and $27.4 million as of December 31, 2019 and 2018, respectively, which are available to reduce future taxable income and begin to expire in 2035. We have total estimated research and development (“R&D”) tax credit carryforward of $0.4 million as of December 31, 2019, with the R&D tax credit carryforward available to reduce future tax expense and begin to expire in 2035.

See our consolidated financial statements Note 6, Income Taxes, for additional information with respect to our income tax provision, deferred tax assets, and deferred tax liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

Overview - Financing

Issue of Common Stock - Registered Offerings

In the year ended December 31, 2019, a total of 5,480,000 shares of common stock of the Company were issued in registered offerings, under common stock share subscription agreements entered into with individual investors, resulting in total proceeds of $5,480,000, before placement agent fees and legal fees of $101,098.

Issue of Common Stock - Conversions - Senior Secured Convertible Note - Issued December 27, 2018

On December 27, 2018, we issued the December 2018 Senior Secured Convertible Note with a face value principal of $7.75 million, a stated interest rate of 7.875% per annum, and a contractual maturity date of December 31, 2020. At the election of the Holder, the December 2018 Senior Convertible Note may be converted into shares of our common stock. As of December 31, 2019, the December 2018 Senior Convertible Note face value principal was approximately $1.7 million, as result of approximately $6.1 million face value principal repayments, as discussed below.

The December 2018 Senior Convertible Note proceeds were $7.0 million after payment of $750,000 of lender fees. We incurred total offering costs of $614,940, inclusive of the payment of a $455,000 placement agent fee and legal fees, with such offering costs recognized as a current period expense on December 27, 2018.

In the year ended December 31, 2019, with respect to the December 2018 Senior Convertible Note, aggregate principal repayments of $6,085,000, respectively, and $199,847 of corresponding non-installment payments, respectively, were settled by the issue of 7,773,110, shares of common stock of the Company, respectively, resulting in a debt extinguishment loss in the year ended December 31, 2019, of $1,831,317, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Overview - Financing- continued

Senior Secured Convertible Notes Issued November 2019

In a private placement, on November 3, 2019, we entered into a Securities Purchase Agreement (“SPA”) with two institutional investors (“Investors”, “Lender”, and /or “Holders”), and pursuant to the SPA, on November 4, 2019, we consummated the sale of Senior Secured Convertible Notes with a $14.0 million aggregate face value principal, referred to as the “November 2019 Senior Convertible Notes”. At the election of the holder, the November 2019 Senior Convertible Notes may be converted into shares of common stock of the Company.

The November 2019 Senior Convertible Notes were further sub-divided into a Series A and a Series B, each having a face value principal of $7.0 million, each referred to as the “Series A November 2019 Senior Convertible Note” and the “Series B November 2019 Senior Convertible Note”. The Series A and Series B November 2019 Senior Convertible Notes each provide for the payment of a $700,000 lender fee, with such lender fee deducted from the cash proceeds when funded by the investors, and additionally, we are obligated to pay a financial advisory fee to the placement agent of 6.5% of the cash proceeds upon their receipt.

With respect to the Series A November 2019 Senior Convertible Note, on November 4, 2019, the investors delivered to us cash proceeds of $6.3 million, after deducting $0.7 million of lender fees, and we incurred total offering costs of $550,254, including a $409,500 advisory fee paid to the placement agent.

Subsequent to December 31, 2019, with respect to the Series B November 2019 Senior Convertible Note, on March 30, 2020, the investors, at their election under the prepayment provisions, delivered to us cash proceeds of $6.3 million, after deducting $0.7 million of lender fees and we paid an advisory fee of $409,500 to the placement agent.

In the year ended December 31, 2019, $85,750 of non-installment payments with respect to the Series A November 2019 Senior Convertible Note were paid in cash.

A bi-monthly principal repayment and corresponding interest payment is due on the Series A and Series B November 2019 Senior Convertible Notes commencing March 30, 2020, and then on each of the successive 15th day of the month and the last trading day of the month, and on the maturity date. On each bi-monthly date, we are required to settle an installment amount, consisting of a principal repayment totaling $378,380 together with interest thereon, which shall be satisfied in shares of our common stock, subject to customary equity conditions (including minimum price and volume thresholds), at 100% of the installment amount, or otherwise (or at our election, in whole or in part) in cash at 115% of the installment amount.

Under the November 2019 Senior Secured Convertible Notes, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters, We also are subject to a financial covenant requiring that we have an unrestricted cash balance of at least $2.0 million at each quarterly balance sheet date. The Company was in compliance with the financial covenant as of December 31, 2019.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Overview - Financing- continued

Summary of Financing in the year ended December 31, 2018

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

In June 2018, we raised approximately $9.2 million of net cash proceeds from an Equity Subscription Rights Offering (“ESRO”) pursuant to our previously filed effective registration statement on SEC Form S-1 - File No. 333-222581, wherein, 9.0 million units were issued comprised of a corresponding number of shares of our common stock and Series Z Warrants exercisable to purchase 9.0 million shares of our common stock at an exercise price of $1.60 per share.

In December 2018, we raised approximately $7.0 million of net cash proceeds, after payment of $750,000 of lender fees, from the issue of the December 2018 Senior Convertible Note, with a face value principal of $7.75 million, to an institutional investor.

Promptly after the consummation of the issue of the December 2018 Senior Convertible Note, we repaid in full the outstanding principal balance and all accrued but unpaid interest expense as of December 27, 2018 on the Scopia Note, with such repayment consisting of a cash payment of $5.0 million the issue of 600,000 shares of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Overview - Financing- continued

Summary of Financing in the year ended December 31, 2018 - continued

Senior Secured Convertible Note Issued December 27, 2018

In a private placement transaction with an institutional investor on December 27, 2018, we entered into a Securities Purchase Agreement under which we issued the December 2018 Senior Convertible Note, having a contractual maturity date of December 31, 2020, a face value principal of $7.75 million, and a stated interest rate of 7.875% per annum. At the election of the holder, the December 2018 Senior Convertible Note may be converted into shares of common stock of the Company, as discussed below.

The December 2018 Senior Convertible Note proceeds were $7.0 million after deducting $0.750 million of lender fees (which were recognized as a current period expense on such date), and we incurred an additional total offering costs of $614,940, inclusive of $455,000 placement agent fee, with such offering costs recognized as an expense in other income (expense) in the accompanying consolidated statement of operations.

On December 27, 2018, concurrent with the issue of the December 2018 Senior Convertible Note, we repaid-in-full the previously issued Scopia Note inclusive of the total outstanding principal payable and the accrued but unpaid interest expense payable as of December 27, 2018, with such repayment comprised of a $5.0 million cash payment and the issue of 600,000 shares of common stock of the Company.

The December 2018 Senior Convertible Note requires bi-monthly payments, with such payments due and payable on each of the 15th calendar day of each month and the Last Trading Day of each month, with the first bi-monthly payment date of January 15, 2019 and the last bi-monthly payment date of December 31, 2020. The bi-monthly payments have two components: a bi-monthly “Installment Repayment” which commences June 28, 2019 through December 31, 2020, and a bi-monthly “Non-Installment Payment” which commences January 15, 2019 through the December 31, 2020. The bi-monthly Installment Repayments are prescribed and the bi-monthly Non-Installment Repayments are a function of the remaining Senior Convertible Note face value principal outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Overview - Financing- continued

Equity Subscription Rights Offering - “ESRO” - June 12, 2018

Our ESRO, closed on June 12, 2018, resulted in approximately $10.4 million of gross cash proceeds, before approximately $1.0 million of commissions and fees to the dealer-managers, and approximately $0.2 million of offering costs incurred by the Company, upon the issue on June 12, 2018 of 9.0 million common stock units, comprised of one share of common stock of the Company and one Series Z Warrant, as noted above.

Issue of Common Stock - Underwritten Public Offering - January 2018

In January 2018, we conducted an underwritten public offering, under our previously filed and effective shelf registration statement on Form S-3 (File No. 333-220549) wherein we issued a total of 2,649,818 shares of our common stock resulting in cash proceeds, net of the underwriter’s discount, of approximately $4.4 million before offering costs of approximately $0.1 million.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Overview - Financing- continued

Summary of Financing in the year ended December 31, 2018 - continued

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

Note and Security Purchase Agreement with Scopia Holdings LLC

On December 27, 2018, concurrent with the issue of the Senior Convertible Note issued on December 27, 2018, as discussed above, we repaid-in-full the previously issued Senior Secured Note between us and Scopia Holdings LLC, inclusive of the total outstanding principal payable and the accrued but unpaid interest expense payable as of December 27, 2018, with such repayment comprised of a $5.0 million cash payment and the issue to Scopia Holdings LLC of 600,000 shares of our common stock.

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

We have incurred a net loss attributable to PAVmed Inc. common stockholders of approximately $16.7 million and net cash flows used in operating activities of approximately $13.4 million for the year ended December 31, 2019. As of December 31, 2019, we have negative working capital of approximately $5.3 million, with such working capital inclusive of approximately $8.1 million of the Senior Secured Convertible Notes classified as a current liability and approximately $6.2 million of cash.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Cash flows and liquidity

The cash flow sources and uses for operating, investing, and financing activities, for each period presented is as follows:

	Year Ended December 31,
	2019	2018
Net cash flows (used in) or provided by:
Operating activities	$(13,357,271)	$(8,787,907)
Investing activities	(27,203)	(26,609)
Financing activities	11,381,586	15,501,613
Net increase (decrease) in cash	(2,002,888)	6,687,097
Cash, beginning of period	8,222,119	1,535,022
Cash, end of period	$6,219,231	$8,222,119

Operating Activities

Net cash flows (used in) or provided by operating activities was $13,357,271 and $8,787,907 in the year ended December 31, 2019 and 2018, respectively, consisting of: a net loss - before noncontrolling interest of $17,268,131 and $18,172,822, respectively, with non-cash adjustments totaling, $3,901,860 and $9,384,915 to reconcile the net loss - before noncontrolling interest to net cash used in operating activities, inclusive of $3,974,794 and $8,038,595 of non-cash items, respectively, and, $(63,934) and $1,346,320 of a net change in operating assets and liabilities, respectively, as follows:

	Year Ended December 31,
	2019	2018
Non-Cash Adjustments
Depreciation expense	$14,226	$9,790
Stock-based compensation	1,570,652	1,228,699
Interest expense added to principal of Senior Secured Note	-	591,574
Interest expense - amortization of discount - Senior Secured Note		1,606,302
Debt extinguishment - Senior Secured Note	-	1,408,296
Debt extinguishment - Senior Convertible Note	1,831,317	-
Change in fair value - Senior Secured Convertible Note	558,599	903,000
Modification expense - Series Z Warrants - June 1, 2018	-	1,140,995
Modification expense - Series A-1 Warrant - October 18, 2017	-	-
Series A and Series A-1 Exchange Offer - March 15, 2018	-	349,796
Series W Warrants Exchange Offer - April 5, 2018	-	766,456
Unit Purchase Options Exchange Offer - August 22, 2018	-	2,120
Loss on issuance of Preferred Stock Units	-	-
Change in fair value - Series A Warrants derivative liability	-	96,480
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability	-	(64,913)
Sub-Total: non-cash adjustments, net	$3,974,794	$8,038,595

Change in Operating Assets and Liabilities
Prepaid expenses and other current assets	$(90,244)	$(149,573)
Accounts payable	613,283	872,111
Accrued expenses and other current liabilities	56,027	623,782
Other Assets - Non-Current	(643,000)	-
Sub-Total: Change in operating assets and liabilities, net	$(63,934)	$1,346,320

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Cash flows and liquidity - continued

Investing Activities

Net cash flows used in investing activities was $27,203 and $26,209 in the year ended December 31, 2019 and 2018, respectively, related to the purchases of research and development and office equipment.

Financing Activities

Net cash flows provided by financing activities in the year ended December 31, 2019 totaled $11,381,586, principally comprised of: proceeds from issuance of common stock, issuance of Senior Convertible Note, and employee stock purchase plan of $5,480,000, $6,300,000 and $67,436, respectively, partially offset by: the payment of offer costs of $101,098, lender fees attributable to the Senior Convertible Note of $85,750, and a payment for the issuance of Senior Convertible Note – non-installment of $279,002.

Net cash flows provided by financing activities in the year ended December 31, 2018 totaled $15,501,613, principally comprised of: proceeds of $7,000,000, net of lender fees of 750,000, from the issue of a Senior Secured Convertible Note with a face value principal of $7,750,000; a payment of $5,000,000 with respect to the repayment of the previously issued Senior Secured Note (between us and Scopia Holdings LLC), with such payment concurrent with the Senior Convertible Note issued on December 27, 2018; proceeds of $9,437,000, offset by the payment of $225,674 of related incurred offering costs, from the “June 12, 2018 Equity Subscription Rights Offering”; and proceeds of $4,388,099, offset by the payment of $113,438 of related incurred offering costs, from the issue of common stock of the Company in an underwritten public offering in January 2018. Other financing activities during the year ended December 31, 2018 include: a total of $20,913 of net proceeds from the exercise of Series W Warrants and Series S Warrants; proceeds of $1,812 resulting from the issue of shares of common stock of Lucid Diagnostics Inc., a majority-owned subsidiary of the Company; and, the payment of $7,099 of Series A Convertible Preferred Stock dividends. See our consolidated financial statements Note 13, Preferred Stock, for a further discussion of the Series A Convertible Preferred Stock dividend cash payment.

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

Financial Instruments and Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurement, (ASC 820) defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a transaction measurement date. The FASB ASC 820 three-tier fair value hierarchy prioritizes the inputs used in the valuation methodologies, as follows:

Level 1	Level 1 Valuations based on quoted prices for identical assets and liabilities in active markets.
Level 2	Level 2 Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets which are not active, or other inputs observable or can be corroborated by observable market data.
Level 3	Level 3 Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies and Significant Judgments and Estimates - continued

The Company accounts for the issued and outstanding Senior Convertible Notes under the “FVO election” of ASC 825, Financial Instruments, as discussed below. The Senior Secured Convertible Notes issued November 4, 2019 (Series A and Series B) and the Senior Secured Convertible Note issued December 27, 2018, are each a debt financial instrument host containing embedded features and /or options which would otherwise be required to be bifurcated from the debt host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815.

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

In addition to the Senior Secured Convertible Notes noted above, the Series A and Series A-1 Exchange Offer on March 15, 2018, and the Series A Exchange Offer on November 17, 2017, each as discussed above, the other issue-date and /or date-of-occurrence non-recurring estimated fair values include: the Series W Warrants Exchange Offer on April 5, 2018, the Series Z Warrant exercise price adjustment on June 1, 2018, and the UPO Exchange Offer on August 22, 2018; along with the Series A Preferred Stock Units private placement during the three months ended March 31, 2017, the Senior Secured Note and Series S Warrants issued in connection with the Note and Security Purchase Agreement between the Company and Scopia Holdings LLC on July 3, 2017; the Series A-1 Preferred Stock Units private placement on August 4, 2017; the Series A-1 Warrants Agreement Amendment No. 1 on October 18, 2017, and the conversion of shares of Series A Convertible Preferred Stock into shares of common stock of the Company in November 2017 and December 2017, with each utilizing the Company’s common stock price along with certain Level 3 inputs, as discussed below, in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies and Significant Judgments and Estimates - continued

Stock-Based Compensation

The Company measures stock-based compensation of stock-based awards granted to employees and members of its board of directors using the grant-date estimated fair value of the stock-based award and recognizes such estimated fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the respective stock-based award, with such straight-line recognition adjusted so the cumulative expense recognized is at-least equal-to-or-greater-than the estimated fair value of the respective vested stock-based award.

The Company measures the expense of stock-based awards granted to non-employees on a vesting date basis, fixing the fair value of vested non-employee stock options as of their respective vesting date. The fair value of vested non-employee stock options is not subject-to- further remeasurement at subsequent reporting dates. The estimated fair value of the unvested non-employee stock options is remeasured to then current fair value at each subsequent reporting date, until such time when the stock options vest, at which time the fair value is fixed, as noted above. The estimated fair value of stock-based awards granted to non-employees is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective non-employee stock-based award, with such straight-line recognition adjusted so the cumulative expense recognized is at-least equal-to-or-greater-than the estimated fair value of the respective vested stock-based award.

The ASU 2018-07 amended ASC-718 guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, and for all other entities, including the Company (as a result of its “JOBS Act EGC Accounting Standards Election”, as such election is discussed above), such amended guidance is effective for fiscal years beginning after December 15, 2019 - (i.e. December 31, 2020), and interim periods within fiscal years beginning after December 15, 2020 - (i.e. commencing with the interim period three months ending March 31, 2021, and thereafter). Early adoption is permitted, but no earlier than a company’s adoption of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies and Significant Judgments and Estimates - continued

Income Taxes

The Company accounts for income taxes using the asset and liability method, as required by FASB ASC Topic 740, Income Taxes, (ASC 740). Current tax liabilities or receivables are recognized for the amount of estimated income tax payable and /or refundable for the current year. Deferred tax assets and deferred tax liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, along with net operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in deferred tax assets and deferred tax liabilities are recorded in the provision for income taxes.

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of December 31, 2019 and 2018.

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2019 the Company does not have any unrecognized tax benefits resulting from uncertain tax positions.

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. There were no amounts accrued for penalties or interest as of December 31, 2019 and December 31, 2018 or recognized during the years ended December 31, 2019 and 2018. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on such evaluation, due to the material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

●	provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the U.S., and our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and; and

●	provide a reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets could have a material effect on the financial statements.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was not effective as of December 31, 2019.

Our management’s conclusion was due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. Our management identified the following material weakness in our internal control over financial reporting:

●	We did not maintain a properly designed control environment that identified key control risk areas with an appropriate level of precision in order to conclude on the operating effectiveness of our disclosure controls and procedures.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC to permit us to provide only management’s report in this Form 10-K.

Remediation of the Material Weakness

Management intends to implement changes to strengthen our internal control over financial reporting. These changes are intended to address the identified material weakness and enhance our overall control environment and are expected to include the activities described below.

●	We intend to hire a consultant to assist us in revising our internal control documentation so that it identifies key control risk areas with sufficient precision for us to properly test the operating effectiveness of our disclosure controls and procedures.

While we believe that the above actions will ultimately remediate the material weakness, we intend to continue to refine those controls and monitor their effectiveness for a sufficient period of time prior to reaching any determination as to whether the material weakness has been remediated.

Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we expect to make changes to our internal control over financial reporting in the future to remediate the material weakness identified above.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019.

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

(3)	The following exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation(1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 1, 2018 (13)
3.4	Certificate of Amendment to Certificate of Incorporation, dated June 26, 2019 (10)
3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (11)
3.6	Certificate of Elimination - Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock (11)
3.7	Bylaws (1)
4.1	Description of Registrant’s Securities †
4.2	Specimen PAVmed Inc. Common Stock Certificate (1)
4.3	Specimen PAVmed Inc. Series W Warrant Certificate (1)
4.4	Series W Warrant Agreement, dated April 28, 2016, between Continental Stock Transfer & Trust Company and the Registrant (3)
4.5	Form of Unit Purchase Option (1)
4.6	Specimen PAVmed Inc. Series Z Warrant Certificate (5)
4.7	Amended and Restated Series Z Warrant Agreement, dated as of June 8, 2018, by and between PAVmed Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent (7)
10.1	Patent Option Agreement (1)
10.2.1	Form of Letter Agreement with HCFP Capital Partners III LLC (1)
10.2.2	Form of Letter Agreement with Pavilion Venture Partners LLC (1)
10.3.1	Letter agreement regarding corporate opportunities executed by Dr. Lishan Aklog (1)
10.3.2	Letter agreement regarding corporate opportunities executed by Michael Glennon (1)
10.3.3	Letter agreement regarding corporate opportunities executed by Dr. Brian deGuzman (1)
10.4.1	Securities Purchase Agreement between PAVmed Inc. and the purchasers of the Series A Preferred Stock Units (2)
10.4.2	Registration Rights Agreement between PAVmed Inc. and the purchasers of the Series A Preferred Stock Units (2)
10.5*	Amended and Restated Employment Agreement between PAVmed Inc. and Lishan Aklog, M.D. (9)
10.6*	Amended and Restated Employment Agreement between PAVmed Inc. and Dennis M. McGrath (9)
10.7*	Employment Agreement between PAVmed Inc. and Brian J. deGuzman, M.D. (4)
10.8*	Third Amended and Restated PAVmed Inc. 2014 Long-Term Equity Incentive Plan (10)

Item 15. Exhibits and Financial Statement Schedules - continued

(a)	The following documents filed as a part of the report: - continued

(3)	The following exhibits (continued):

Exhibit No.	Description

10.9.1	Form of Securities Purchase Agreement between PAVmed Inc. and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (8)
10.9.2	Form of Secured Convertible Promissory Note between PAVmed Inc. and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (8)
10.9.3	Form of Security and Pledge Agreement between PAVmed Inc. and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (8)
10.9.4	Form of Guaranty between PAVmed Inc. and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (8)
10.9.5	Form of Voting Agreement between PAVmed Inc. and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (8)
10.9.6	Form of Registration Rights Agreement between PAVmed Inc. and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (8)
10.10.1	Form of Securities Purchase Agreement. (11)
10.10.2	Form of Series A and Series B Secured Convertible Promissory Note. (11)
10.10.3	Form of Amend and Restated Security and Pledge Agreement. (11)
10.10.4	Form of Amended and Restated Guaranty. (11)
10.10.5	Form of Note Purchase Agreement. (11)
10.10.6	Form of Investor Note. (11)
10.10.7	Form of Master Netting Agreement. (11)
10.10.8	Form of Registration Rights Agreement. (11)
10.10.9	Form of Voting Agreement. (11)
10.10.10	Form of Amended and Restated Leak-Out Agreement (11)
14	Form of Code of Ethics (1)
21	List of Subsidiaries †
23.1	CONSENT - Marcum LLP †
23.2	Consent of Citrin Cooperman & Company, LLP †
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 - SEC File No. 333-203569
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 1, 2017.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 19, 2016.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 5, 2018.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on April 20, 2018.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 8, 2018.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 27, 2018.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 20, 2019.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 20, 2019.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 4, 2019.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PAVmed Inc.

April 14, 2020	By:	/s/ Lishan Aklog, M.D.
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

Signature	Title	Date

/s/ Lishan Aklog, M.D.	Chairman of the Board of Directors	April 14, 2020
Lishan Aklog, M.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis M. McGrath	President	April 14, 2020
Dennis M. McGrath	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Michael J. Glennon	Vice Chairman	April 14, 2020
Michael J. Glennon	Director

/s/ David S. Battleman M.D.	Director	April 14, 2020
David S. Battleman M.D.

/s/ James L. Cox, M.D.	Director	April 14, 2020
James L. Cox, M.D.

/s/ Ronald M. Sparks	Director	April 14, 2020
Ronald M. Sparks

/s/ David Weild IV	Director	April 14, 2020
David Weild IV

PAVMED INC.

and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

PAVmed Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PAVmed Inc. and Subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations, changes in equity (deficit) and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

New York, NY

April 14, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of PAVmed Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PAVmed Inc. and Subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, Series A Convertible preferred stock and stockholders’ deficit, and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the results of their consolidated operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CITRIN COOPERMAN & COMPANY, LLP

We have served as the Company’s auditor since 2014.

New York, New York

April 1, 2019

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
Assets	$	$
Current assets
Cash	6,219,231	8,222,119
Prepaid expenses and other current assets	328,284	238,040
Total current assets	6,547,515	8,460,159

Other assets	692,937	36,271
Total assets	$7,240,452	$8,496,430

Liabilities and Equity (Deficit)
Current liabilities
Accounts payable	$2,352,809	$1,738,837
Accrued expenses and other current liabilities	1,386,773	1,330,746
Senior Secured Convertible Note issued December 27, 2018 at fair value, face value principal of $1,692,000 and $7,750,000 at December 31, 2019 and 2018, respectively	1,700,000	7,903,000
Senior Secured Convertible Note issued November 4, 2019 at fair value, face value principal of $7,000,000 at December 31, 2019	6,439,000	-

Total current liabilities	$11,878,582	10,972,583
Total liabilities	$11,878,582	$10,972,583

COMMITMENT AND CONTINGENCIES (NOTE 9)

Stockholders’ Equity (Deficit)
Preferred Stock, par value $0.001, 20,000,000 shares authorized;
Series B Convertible Preferred Stock, par value $0.001, 1,158,209 and 1,069,941 shares issued and outstanding at December 31, 2019 and 2018, respectively	2,296,444	2,031,845
Common Stock, par value, $0.001; 100,000,000 shares authorized, 40,478,861 and 27,142,979 shares issued and outstanding as of December 31, 2019 and 2018, respectively	40,479	27,143

Additional paid-in capital	47,553,977	32,619,282
Accumulated deficit	(53,714,751)	(36,992,911)
Total PAVmed Inc. stockholders’ equity (deficit)	(3,823,851)	(2,314,641)
Noncontrolling interest in majority-owned subsidiaries	(814,279)	(161,512)
Total deficit	(4,638,130)	(2,476,153)
Total Liabilities and Equity (Deficit)	$7,240,452	$8,496,430

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
Revenue	$-	$-

General and administrative expenses	$7,664,965	6,310,206
Research and development expenses	6,630,330	4,252,999
Total operating expenses	$14,295,295	10,563,205

Loss from operations	$(14,295,295)	(10,563,205)

Other income (expense)
Interest expense	(32,667)	(2,392,447)
Debt extinguishments	(1,831,316)	(1,408,296)
Change in fair value - Senior Secured Convertible Note	(558,599)	(903,000)
Offering costs - issue of Senior Secured Convertible Notes	(550,254)	(614,940)
Modification - Series Z Warrant Agreement	-	(1,140,995)
Series A and Series A-1 Exchange Offer - March 15, 2018 - incremental fair value - Series Z Warrants issued-upon-exchange of Series A-1 Warrants	-	(349,796)
Series W Warrants Exchange Offer - April 5, 2018 - incremental fair value - Series Z Warrants issued-upon-exchange of Series W Warrants	-	(766,456)
Unit Purchase Options (UPOs) Exchange Offer - August 22, 2018 - incremental fair value - UPO-Z issued-upon-exchange of UPO-W	-	(2,120)
Change in fair value - Series A Warrants derivative liability	-	(96,480)
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability	-	64,913
Other income (expense), net	(2,972,836)	(7,609,617)

Loss before provision for income tax	(17,268,131)	(18,172,822)
Provision for income taxes	-	-
Net loss - before noncontrolling interest	$(17,268,131)	(18,172,822)
Net loss attributable to noncontrolling interest	810,890	204,072
Net loss - attributable to PAVmed Inc.	$(16,457,241)	(17,968,750)

Less: Series B Convertible Preferred Stock dividends earned	(269,895)	(203,123)
Less: Series A-1 Convertible Preferred Stock dividends earned	-	(25,148)
Less: Series A Convertible Preferred Stock dividends earned	-	(26,487)

Series A and Series A-1 Exchange Offer - March 15, 2018 - deemed dividend - incremental fair value - Series B Convertible Preferred Stock issued-upon-exchange of Series A Convertible Preferred Stock	-	(726,531)
Series A and Series A-1 Exchange Offer - March 15, 2018 - increase to additional paid-in capital - incremental fair value - Series B Convertible Preferred Stock issued-upon-exchange of Series A-1 Convertible Preferred Stock	-	199,241
Net loss attributable to PAVmed Inc. common stockholders	$(16,727,136)	$(18,750,798)

Net loss per share - attributable to PAVmed Inc. - basic and diluted	$(0.54)	$(0.81)
Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted	$(0.55)	$(0.84)
Weighted average common shares outstanding - basic and diluted	30,197,458	22,276,347

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

for the YEAR ENDED DECEMBER 31, 2019

	Series B Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance at December 31, 2018	1,069,941	$2,031,845	-	$-	27,142,979	$27,143	$32,619,282	$(36,992,911)	$(161,512)	$(2,476,153)
Issue common stock in registered offerings, net of offering cost					5,480,000	5,480	5,373,422			5,378,902
Exchange Offer - UPOs
Issue of common stock upon partial conversions of Senior Secured Convertible Debt issued December 27, 2018					7,773,110	7,773	8,081,391			8,089,164
Series B Convertible Preferred Stock dividends declared	88,268	264,599						(264,599)		-
Issue common stock under employee stock purchase plan					82,772	83	67,353			67,436
Stock-based compensation							1,396,707			1,396,707
Stock-based compensation of majority-owned subsidiary							15,822		158,123	173,945
Net loss								(16,457,241)	(810,890)	(17,268,131)
Balance at December 31 2019	1,158,209	$2,296,444		$-	40,478,861	$40,479	$47,553,977	$(53,714,751)	$(814,279)	$(4,638,130)

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

SERIES A CONVERTIBLE PREFERRED STOCK and EQUITY (DEFICIT)

for the YEAR ENDED DECEMBER 31, 2018

	PAVmed Inc. Stockholders
			PAVmed Inc. Stockholders’ Equity (Deficit)
	Series A		Series B		Series A-1
	Convertible		Convertible		Convertible				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance at December 31, 2017	249,667	$-	-	$-	357,259	$1,032,650	14,551,234	$14,551	$14,012,053	$(17,907,611)	$-	$(2,848,357)

Underwritten public offering of common stock, net of offering cost							2,649,818	2,650	4,272,011			4,274,661

Equity Subscription Rights Offering, net of offering cost							9,000,000	9,000	9,202,326			9,211,326

Debt extinguishment							600,000	600	549,840			550,440

Exercise - common stock purchase warrant, net of offering costs							308,602	309	20,604			20,913

Exchange Offer - March 15, 2018	(249,667)	-	975,568	1,707,244	(357,259)	(1,032,650)			1,406,640	(726,531)		1,354,703

Exchange Offer - April 5, 2018		-							766,456			766,456

Series Z Warrant Modification		-							1,140,995			1,140,995

Exchange Offer - UPOs									2,120			2,120

Common stock issued - conversion Series B Convertible Preferred Stock			(33,325)	(58,319)			33,325	33	58,286			-

Series B Convertible Preferred Stock Dividends			127,698	382,920						(382,920)		-

Series A Convertible Preferred Stock Dividends										(7,099)		(7,099)

Issue of common stock of majority-owned subsidiary											1,812	1,812

Stock-based compensation									1,175,466			1,175,466

Stock-based compensation of majority-owned subsidiary									12,485		40,748	53,233

Net loss										(17,968,750)	(204,072)	(18,172,822)

Balance at December 31, 2018	-	$-	1,069,941	$2,031,845	-	$-	27,142,979	$27,143	$32,619,282	$(36,992,911)	$(161,512)	$(2,476,153)

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss - before noncontrolling interest (“NCI”)	$(17,268,131)	$(18,172,822)

Adjustments to reconcile net loss - before NCI to net cash used in operating activities
Depreciation expense	14,226	9,790
Stock-based compensation	1,570,652	1,228,699
Interest expense added to principal of Senior Secured Note	-	591,574
Interest expense – amortization of debt discount – Senior Secured Note	-	1,606,302
Debt extinguishment – Senior Secured Convertible Notes	1,831,317	-
Debt extinguishment – Senior Secured Note	-	1,408,296
Change in fair value – Senior Secured Convertible Notes	558,599	903,000
Modification expense – Series Z Warrant	-	1,140,995
Series A and Series A-1 Exchange Offer – March 15, 2018	-	349,796
Series W Warrants Exchange Offer - April 5, 2018	-	766,456
Unit Purchase Options Exchange Offer - August 22, 2018	-	2,120
Change in fair value - Series A Warrants derivative liability		96,480
Change in fair value - Series A Convertible Preferred Stock conversion option derivative liability	-	(64,913)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(90,244)	(149,573)
Accounts payable	613,283	872,111
Accrued expenses and other current liabilities	56,027	623,782
Deposits - Long-Term	(643,000)	-
Net cash flows used in operating activities	(13,357,271)	(8,787,907)

Cash flows from investing activities
Purchase of equipment	(27,203)	(26,609)
Net cash flows used in investing activities	(27,203)	(26,609)

Cash flows from financing activities
Proceeds - issue of Senior Secured Convertible Note	-	7,000,000
Repayment of debt - Senior Secured Note	-	(5,000,000)
Proceeds - issue of units in an equity subscription rights offering	-	9,437,000
Payment - offering costs - equity subscription rights offering	-	(225,674)
Proceeds - issue of common stock in an underwritten public offering	-	4,388,099
Payment - offering costs - underwritten public offering	-	(113,438)
Proceeds - issue of common stock of majority-owned subsidiary	-	1,812
Proceeds - issue of common stock- registered offerings	5,480,000	-
Payment - offering costs – registered offerings	(101,098)	-
Proceeds - issue of Senior Convertible Note	6,300,000	-
Payment - issue of Senior Convertible Note	(85,750)	-
Payment - issue of Senior Convertible Note – non-installment	(279,002)	-
Proceeds - issue of common stock under employee stock purchase plan	67,436	-
Payment - Series A Convertible Preferred Stock Dividends	-	(7,099)
Proceeds - issue of common stock upon exercise of warrants, net	-	20,913
Net cash flows provided by financing activities	11,381,586	15,501,613

Net increase (decrease) in cash	(2,002,888)	6,687,097
Cash, beginning of period	8,222,119	1,535,022
Cash, end of period	$6,219,231	$8,222,119

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

On May 8, 2018, Lucid Diagnostics Inc. (“Lucid”) a majority-owned subsidiary of the Company, was incorporated in the State of Delaware. On May 12, 2018, Lucid Diagnostics Inc. entered into the “EsoGuard License Agreement” with Case Western Reserve University (“CWRU”), with respect to the “EsoGuard Technology”. See Note 7, Agreements Related to Acquired Intellectual Property Rights, for a discussion of the “EsoGuard License Agreement”.

On October 7, 2019, Solys Diagnostics Inc. (“Solys”) a majority-owned subsidiary of the Company, was incorporated in the State of Delaware. Upon formation, Solys Diagnostics Inc. entered into a research and development license agreement with Liquid Sensing, Inc., a subsidiary of Airware, Inc., each an unrelated-third-party, under which was granted to Solys Diagnostics Inc. a perpetual worldwide license to develop and commercialize products based on intellectual property portfolio covering the use of “Nondispersive Infrared” (“NDIR”) laser technology with respect to the potential development of technology to noninvasively measure interstitial concentrations of glucose or other substances through the skin. PAVmed Inc. and Airware Inc. have entered into a shareholder’s agreement which, among other customary terms, limits certain transfers of their respective ownership interests in Solys Diagnostics Inc. See Note 7, Agreements Related to Acquired Intellectual Property Rights, for a further discussion of such license agreement.

To date, the Company has not recognized revenue. The ability to generate revenue depends upon the Company’s ability to successfully complete the development, obtain regulatory approval, and to initiate commercialization of its product candidates. The only product to obtain regulatory clearance to date is EsoCheck, which has received 510(k) marketing clearance from the FDA as a generic esophageal cell collection device. In late December 2019 EsoGuard completed CLIA/CAP certification as a Laboratory Developed Test (LDT) making it commercially available at Lucid’s contract diagnostic laboratory service provider in California. Our current research and development activities are focused principally on obtaining FDA approval and clearance and initializing commercialization of the other lead products in our product portfolio pipeline, such as EsoGuard IVD, CarpX and PortIO, while advancing DisappEAR and NextFlo through development. The Company will also engage in research and development activities on other product candidates commensurate with the Company’s available capital resources. The Company plans to incur research and development expenses for the foreseeable future from the continued development of its current and future product candidates.

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

PAVmed and its subsidiaries have proprietary rights to the trademarks used herein, including, among others, PAVmed™, Lucid Diagnostics™, Caldus™, CarpX™, DisappEAR™, EsoCheck™, EsoGuard™, EsoCheck Cell Collection Device™, EsoCure Esophageal Ablation Device™, NextCath™, NextFlo™, PortIO™, and “Innovating at the Speed of Life” ™. Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of “™” or “®”, however, the absence of such marks is not intended to indicate, in any way, PAVmed Inc. or its subsidiaries will not assert, to the fullest extent possible under applicable law, their respective rights to such trademarks and trade names.

Note 2 — Liquidity and Going Concern

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”) requires management to assess an entity’s ability to continue as a going concern within one year of the date of the financial statements are issued. In each reporting period, including interim periods, an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

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

The Company incurred a net loss attributable to PAVmed Inc. common stockholders of approximately $16.7 million and had net cash flows used in operating activities of approximately $13.4 million for the year ended December 31, 2019. As of December 31, 2019, the Company had negative working capital of approximately $5.3 million, with such working capital inclusive of the Senior Secured Convertible Notes classified as a current liability of an aggregate of approximately $8.1 million and approximately $6.2 million of cash.

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

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company holds a majority ownership interest and has a controlling financial interest in Lucid Diagnostics Inc. and Solys Diagnostics Inc., with the corresponding noncontrolling interest included as a separate component of consolidated equity (deficit), including the recognition in the consolidated statement of operations of the net loss attributable to the noncontrolling interest based on the respective minority interest ownership of each respective entity. See Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a discussion of the Company’s majority-owned subsidiaries and the corresponding noncontrolling interest. Certain items have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make accounting estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates in these consolidated financial statements include those related to the fair value of each of: debt obligations, common stock purchase warrants, and derivative liabilities. Additional significant estimates include the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates, judgements, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making such judgements, assumptions, and accounting estimates, the actual financial statement results could differ materially from such accounting estimates and assumptions.

JOBS Act EGC Accounting Election

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

Note 3 — Summary of Significant Accounting Policies - continued

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

Note 3 — Summary of Significant Accounting Policies  - continued

Offering Costs

Offering costs consist of certain legal, accounting, and other advisory fees incurred related to the Company’s efforts to raise debt and equity capital. Offering costs in connection with equity financing are recognized as either an offset against the financing proceeds to extent the underlying security is equity classified or a current period expense to extent the underlying security is liability classified or for which the fair value option is elected. Offering costs, lender fees, and warrants issued in connection with debt financing, to the extent the fair value option is not elected, are recognized as debt discount, which reduces the reported carrying value of the debt, with the debt discount amortized as interest expense, generally over the contractual term of the debt agreement, to result in a constant rate of interest. Offering costs associated with in-process capital financing are accounted for as deferred offering costs.

Research and Development Expenses

Research and development expenses are recognized as incurred and include the salary and stock-based compensation of employees engaged in product research and development activities, and the costs related to the Company’s various contract research service providers, suppliers, engineering studies, supplies, and outsourced testing and consulting fees, as well as depreciation expense and rental costs for equipment used in research and development activities, and fees incurred for access to certain facilities of contract research service providers.

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

The Company has entered into agreements with third parties to acquire technologies for potential commercial development. Such agreements generally require an initial payment by the Company when the contract is executed. The purchase of patent license rights for use in research and development activities, including product development, are expensed as incurred and are classified as research and development expense. Additionally, the Company may be obligated to make future royalty payments in the event the Company commercializes the technology and achieves a certain sales volume. In accordance with FASB ASC Topic 730-10-55, “Research and Development”, expenditures for research and development, including upfront licensing fees and milestone payments associated with products not yet been approved by the FDA, are charged to research and development expense as incurred. Future contract milestone payments will be recognized as expense when achievement of the milestone is determined to be probable and the amount of the corresponding milestone can be objectively estimated.

Note 3 — Summary of Significant Accounting Policies - continued

Stock-Based Compensation

Stock-based awards are made to employees, members of its board of directors, and non-employees, under each of the PAVmed Inc. 2014 Long-Term Incentive Equity Plan and the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan.

The stock-based awards granted to employees and members of the Company’s board of directors are accounted for in accordance with FASB ASC Topic 718, Stock Compensation (“ASC 718”) and stock-based awards granted to non-employees are accounted for in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). See herein below for a discussion of “ASU 2018-07” with respect to ASC 505-50 non-employee stock-based compensation.

The Company measures stock-based compensation of stock-based awards granted to employees and members of its board of directors using the grant-date estimated fair value of the stock-based award and recognizes such estimated fair value on a straight-line basis over the requisite service period, which is generally the vesting period of the respective stock-based award, with such straight-line recognition adjusted so the cumulative expense recognized is at-least equal-to-or-greater-than the estimated fair value of the respective vested stock-based award.

The Company measures the expense of stock-based awards granted to non-employees on a vesting date basis, fixing the fair value of vested non-employee stock options as of their respective vesting date. The fair value of vested non-employee stock options is not subject-to- further remeasurement at subsequent reporting dates. The estimated fair value of the unvested non-employee stock options is remeasured to then current fair value at each subsequent reporting date, until such time when the stock options vest, at which time the fair value is fixed, as noted above. The estimated fair value of stock-based awards granted to non-employees is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective non-employee stock-based award, with such straight-line recognition adjusted so the cumulative expense recognized is at-least equal-to-or-greater-than the estimated fair value of the respective vested stock-based award.

Note 3 — Summary of Significant Accounting Policies - continued

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

As of December 31, 2019, and December 31, 2018, the carrying values of cash, and accounts payable, approximate their respective fair value due to the short-term nature of these financial instruments.

Fair Value Option (“FVO”) Election

The Company accounts for the Senior Secured Convertible Notes issued November 4, 2019 (Series A and Series B) and the Senior Secured Convertible Note issued December 27, 2018, under the “fair value option” election of ASC 825, Financial Instruments (“ASC-825”) as discussed below.

The Senior Secured Convertible Notes noted above are each a debt host financial instrument containing embedded features and /or options which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815, Derivatives and Hedging (“ASC-815”). Notwithstanding, ASC 825-10-15-4 provides for the “fair value option” (“FVO”) election, to the extent not otherwise prohibited by ASC 825-10-15-5, to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

The estimated fair value adjustment, as required by ASC 825-10-45-5, is recognized as a component of other comprehensive income (“OCI”) with respect to the portion of the fair value adjustment attributed to a change in the instrument-specific credit risk, with the remaining amount of the fair value adjustment recognized as other income (expense) in the accompanying consolidated statement of operations. With respect to each of the above Senior Secured Convertible Note, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented in a respective single line item within other income (expense) in the accompanying consolidated statement of operations.

Note 3 — Summary of Significant Accounting Policies - continued

Income Taxes

The Company accounts for income taxes using the asset and liability method, as required by FASB ASC Topic 740, Income Taxes, (ASC 740). Current tax liabilities or receivables are recognized for the amount of estimated income tax payable and /or refundable for the current year. Deferred tax assets and deferred tax liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, along with net operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in deferred tax assets and deferred tax liabilities are recorded in the provision for income taxes.

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of December 31, 2019 and 2018.

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2019 the Company does not have any unrecognized tax benefits resulting from uncertain tax positions.

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. There were no amounts accrued for penalties or interest as of December 31, 2019 and December 31, 2018 or recognized during the years ended December 31, 2019 and 2018. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

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

Note 3 — Summary of Significant Accounting Policies - continued

Recent Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”, which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The ASU is effective for annual or interim periods beginning after December 15, 2020. Early adoption is permitted for periods for which financial statements have not been issued. The Company does not expect the standard to have a significant impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement. The guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, and early adoption is permitted. The Company does not expect the standard to have a significant impact on its consolidated financial statements.

In June 2018, the FASB has issued Accounting Standards Update (“ASU”) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which, upon its effective date, will supersede the application of ASC 505-50, resulting in non-employee stock-based awards to be within the scope of ASC-718, with the principal changes including the use of the “expected term” (and not the ASC 505-50 required “contractual term”) as an input to the option pricing model used to compute estimated fair value and the use of the grant date estimated fair value, as the measurement of a stock-based award granted to a non-employee, thus conforming to the measurement of a stock-based award granted to an employee. Early adoption is permitted, but no earlier than a company’s adoption of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

The ASU 2018-07 amended ASC-718 guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within such fiscal year, and for all other entities, including the Company (as a result of its “JOBS Act EGC Accounting Standards Election”, as such election is discussed above), such amended guidance is effective for fiscal years beginning after December 15, 2019 (i.e. December 31, 2020), and interim periods within fiscal years beginning after December 15, 2020 (i.e. commencing with the interim period three months ending March 31, 2021, and thereafter). The Company does not expect the standard to have a significant impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) - Part I - Accounting for Certain Financial Instruments with Down-Round Features, and Part II - Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Principally, ASU 2017-11 amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the down-round feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down-round feature) and will also recognize the effect of the trigger within equity. Additionally, ASU 2017-11 also addresses “navigational concerns” within the FASB ASC related to an indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests, which has resulted in the existence of significant “pending content” in the ASC. The FASB decided to reclassify the indefinite deferral as a scope exception, which does not have an accounting effect. The guidance of ASU 2017-11 is effective for public business entities, as defined in the ASC Master Glossary, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and for all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Earlier adoption is permitted for all entities as of the beginning of an interim period for which financial statements (interim or annual) have not been issued or have not been made available for issuance. The Company does not expect the standard to have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), which establishes a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The ASC 842 effective date for the Company is December 31, 2021 for its annual financial statement, and for interim quarterly financial statements commencing March 31, 2022.

Note 4 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	December 31,
	2019	2018
Deposits	$34,119	$44,250
Advanced payments to service providers and suppliers	294,165	193,790
Total prepaid expenses and other current assets	$328,284	$238,040

Note 5 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	December 31,
	2019	2018
Bonus	$1,025,497	$873,621
Payroll	—	145,937
Vacation	28,848	38,763
Employee stock purchase plan	20,796	—
EsoGuard License Agreement fee	222,553	222,553
Operating Expenses	89,079	49,872
Total accrued expenses and other current liabilities	$1,386,773	$1,330,746

The accrued bonus as of December 31, 2019 and 2018 represents the guaranteed bonus payment to the Company’s Chief Executive Officer (“CEO”) under the CEO Employment Agreement and discretionary bonus payments to the CEO and other employees.

The Company’s CEO agreed to the payment of a reduced salary of $4,200 per month for the period July 1, 2017 through January 31, 2018, with such earned but unpaid salary to be paid to the CEO only upon the Senior Secured Note first being repaid-in-full. The earned but unpaid salary has been recognized as an accrued salary expense liability of $145,937 as of December 31, 2018. There was no such liability as of December 31, 2019 as the accrued CEO payroll was paid in January 2019 upon the Senior Secured Note being repaid-in-full on December 27, 2018 concurrent with the issue of the Senior Secured Convertible Note. See Note 12 Debt, for a discussion of each of the “Senior Secured Convertible Note” and the “Senior Secured Note”.

The PAVmed Inc. Employee Stock Purchase Plan (“ESPP”) is discussed in Note 10, Stock-Based Compensation.

The EsoGuard License Agreement fee is the remaining unpaid balance of such fee incurred in connection with the EsoGuard License Agreement, as discussed in Note 7, Agreements Related to Acquired Intellectual Property Rights.

Note 6 — Income Taxes

Income tax (benefit) expense for respective periods noted is as follows:

	Year Ended
	December 31, 2019	December 31, 2018
Current
Federal, State, and Local	$-	$-
Deferred:
Federal	(3,342,301)	(2,990,653)
State and local	(4,808,053)	(1,825,988)
	(8,150,354)	(4,816,641)
Less: Valuation allowance reserve	8,150,354	4,816,641
	$-	$-

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the respective period noted is as follows:

	Year Ended
	December 31, 2019	December 31, 2018
U.S. federal statutory rate	21.0%	21.0%
U.S. state and local income taxes, net of federal tax benefit	14.2%	8.3%
Permanent Differences	-3.5%	-2.8%
Other	15.5%	0.0%
Valuation Allowance	-47.2%	-26.5%
Effective tax rate	0.0%	0.0%

The tax effects of temporary differences which give rise to the net deferred tax assets for the respective period noted is as follows:

	Year Ended
	December 31, 2019	December 31, 2018
Deferred tax assets
Net operating loss	$14,060,172	$7,155,358
Non-deductible interest expense	357,021	247,938
Debt issue costs	285,114	426,817
Stock-based compensation expense	1,212,864	586,164
Patent licenses	13,886	15,826
Research and development tax credit carryforward	396,371	91,535
Accrued expenses	371,179	12,123
Section 195 deferred start-up costs	27,434	24,286
Deferred tax assets	$16,724,041	$8,560,047

Deferred Tax Liabilities
Depreciation	(16,407)	(2,766)
Deferred Tax Liabilities	(16,407)	(2,766)

Deferred tax assets, net of deferred tax liabilities	16,707,634	8,557,281
Less: valuation allowance	(16,707,634)	(8,557,281)
Deferred tax assets, net after valuation allowance	$-	$-

Deferred tax assets and deferred tax liabilities resulting from temporary differences are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of the change in the tax rate is recognized as income or expense in the period the change in tax rate is enacted.

Note 6 — Income Taxes - continued

As required by FASB ASC Topic 740, Income Taxes” (“ASC 740), a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. Accordingly, the Company evaluated the positive and negative evidence bearing upon the estimated realizability of the net deferred tax assets, and based on the Company’s history of operating losses, concluded it is more-likely-than-not the deferred tax assets will not be realized, and therefore recognized a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, as of December 31, 2019 and 2018.

The Company has total estimated federal and state net operating loss (“NOL”) carryforward of approximately $40 million and $27.4 million as of December 31, 2019 and 2018, respectively, which is available to reduce future taxable income, of which approximately $13.8 million begin to expire in 2035, and approximately $26.2 million which do not have an expiration date. The Company has not yet conducted a formal analysis and the NOL carryforward may be subject-to limitation under U.S. Internal Revenue Code (“IRC”) Section 382, provided there was a greater then 50% ownership change, as computed under such IRC Section 382. The State and Local NOL carryforwards of approximately $40.0 million begin to expire in 2035. The Company has total estimated research and development (“R&D”) tax credit carryforward of approximately $0.4 million as of December 31, 2019 which are available to reduce future tax expense, and begin to expire in 2035.

The Company files income tax returns in the United States in federal and applicable state and local jurisdictions. The Company’s tax filings for the years 2016 and thereafter each remain subject to examination by taxing authorities. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company has not recognized any penalties or interest related to its income tax provision.

Note 7 — Agreements Related to Acquired Intellectual Property Rights

Patent License Agreement - Case Western Reserve University - EsoGuard Technology

On May 12, 2018, Lucid Diagnostics Inc., a majority-owned subsidiary of the Company, entered into a patent license agreement with Case Western Reserve University (“CWRU”), referred to as the “EsoGuard™ License Agreement”. See Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a discussion of the Company’s majority-owned subsidiary Lucid Diagnostics Inc. and the corresponding noncontrolling interest.

The EsoGuard License Agreement provides for the exclusive worldwide license of the intellectual property rights for the proprietary technologies of two distinct components - the “EsoCheck Cell Collection Device” referred to as the “EsoCheck, and EsoGuard, a panel of methylated DNA biomarkers, and together are collectively referred to as the “EsoGuard Technology”.

Under the EsoGuard License Agreement, Lucid Diagnostics Inc. incurred a payment obligation to CWRU of approximately $273,000, referred to as the “EsoGuard License Agreement Fee”, with such license fee requiring an initial payment of $50,000, which the Company has paid, and quarterly payments of $50,000 until such fee is paid-in-full, provided, however, the commencement of such quarterly payments is subject to Lucid Diagnostics Inc. consummation of a bona fide financing with an unrelated third-party in excess of $500,000. As of December 31, 2019, there is $222,553 EsoGuard License Agreement that is unpaid and included in Accrued expenses and other current liabilities.

Lucid Diagnostics Inc. will also be required to pay a minimum annual royalty commencing the year after the first commercial sale of products resulting from the commercialization of the EsoGuard Technology, with the minimum amount based on net sales of such product(s), if any. Additionally, the EsoGuard License Agreement provides for Lucid Diagnostics Inc. to make payments to CWRU upon the achievement of certain regulatory milestones. The EsoGuard License Agreement also provides for potential payments upon the achievement of certain product development and regulatory clearance milestones. In this regard, upon FDA clearance on June 21, 2019 of the EsoCheck device, the Company paid a $75,000 milestone payment. The license agreement also provides for two additional milestone obligations with a payment of $100,000 due within 30 days upon the first commercial sale of a licensed product and a payment of $200,000 due upon a PMA submission to the FDA related to a licensed product.

On the May 12, 2018 effective date of the EsoGuard License Agreement, the EsoGuard License Agreement fee was recognized as a current period research and development expense in the consolidated statement of operations, with the remaining unpaid balance included in accrued expenses and other current liabilities in the consolidated balance sheet. The EsoGuard License Agreement was determined to not meet the “business combination” criteria under FASB ASC Topic 805, Business Combinations (“ASC 805”), as such license agreement did not meet the ASC 805 definition of a business, as the transaction resulted in an intangible asset of acquired intellectual property rights only, and the Company did not acquire any employees or tangible assets, or any processes, protocols, or operating systems. Accordingly, the transaction was determined to be to be an asset acquisition under ASC 805. Further, as noted, the cost of the acquired intellectual property rights were recognized as a current period research and development expense, as required under FASB ASC Topic 730, Research and Development (ASC 730), as the acquired intellectual property rights were purchased from others for use in a research and development activity, and for which there are no alternative future uses.

The EsoGuard License Agreement also provides for potential payments upon the achievement of certain product development and regulatory clearance milestones. If Lucid Diagnostics Inc. does not meet certain milestones listed in the EsoGuard License Agreement, then CWRU has the right, in its sole discretion, to require the Company to transfer to CWRU a percentage, varying up to 100%, of the shares of common stock of Lucid Diagnostics Inc. held by the Company. Lucid has not yet met all the milestones required by this provision. Lucid Diagnostics Inc. will also be required to pay a minimum annual royalty commencing the year after the first commercial sale of products resulting from the commercialization of the EsoCheck™ Technology, with the minimum amount rising based on net sales of such product(s), if any. Such contingent milestone and /or royalty payments, if any, will be recognized in the period in which such payment obligations are incurred. Reimbursement of CWRU billed patent fees incurred under the EsoCheck™ License Agreement of $200,437 and $20,978 were recognized as research and development expense in each of the years ended December 31, 2019 and 2018, respectively.

The EsoGuard License Agreement terminates upon the expiration of certain related patents, or on May 12, 2038 in countries where no such patents exist, or upon expiration of any exclusive marketing rights granted by the FDA or other U.S. government agency, whichever comes later.

Note 7 — Agreements Related to Acquired Intellectual Property Rights - continued

Patent License Agreement - Case Western Reserve University - EsoGuard™ Technology (continued)

The three physician inventors of the EsoGuard™ Technology, each entered into consulting agreements with Lucid Diagnostics Inc. to continue to support the development of the EsoGuard Technology. In addition to cash compensation based on a contractual rate per hour, additional compensation under each such consulting agreement includes: the grant under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan of stock options dated May 12, 2018 to each individual to purchase 100,000 shares of common stock of Lucid Diagnostics Inc. at an exercise price of $0.50 per share of such common stock; and, the grant under the PAVmed Inc. 2014 Long-Term Incentive Plan of stock options dated May 12, 2018 to each individual to purchase 25,000 shares of PAVmed Inc. common stock at an exercise price of $1.59 per share of such common stock.

In June 2018, Lucid Diagnostics Inc. entered into a contract development and manufacturing organization (CDMO) agreement with an unrelated third-party for the supply of the EsoCheck device, principally for use in research and development activities - referred to herein as the “EsoCheck CDMO Supply Agreement”. The EsoCheck CDMO Supply Agreement contains a firm price per unit, and a contractual EsoCheck purchase minimum quantity, is cancellable with 10 day notice, among other routine and customary provisions. With respect to the EsoCheck purchase contractual minimum quantity, if Lucid Diagnostics Inc. terminates the EsoCheck CDMO Supply Agreement without “good reason”, as defined, prior to placing purchase orders for 5,000 units of EsoCheck, then Lucid Diagnostics Inc. will make a single one-time $50,000 payment to the unrelated third-party CDMO. The minimum quantity contingent payment, if any, will be recognized as a current period expense if and when such payment obligation is incurred. Further, in June 2018 Lucid Diagnostics Inc. entered into a separate consulting agreement with the owner of the unrelated third-party supplier of the EsoCheck device, with the sole compensation under such consulting agreement being the grant under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan of stock options dated June 23, 2018 to purchase 75,000 shares of common stock of Lucid Diagnostics Inc. at an exercise price of $1.00 per share of such common stock. See Note 10, Stock-Based Compensation, for information regarding the separate “Lucid Diagnostics Inc 2018 Long-Term Incentive Equity Plan”.

Patent License Agreement – Liquid Sensing Inc. – Nondispersive Infared (“NDIR”) Laser Technology

On November 14, 2019, Solys Diagnostics Inc., a majority-owned subsidiary of the Company, entered into definitive license and shareholder agreements with Airware Inc., and its newly formed subsidiary Liquid Sensing Inc., each an unrelated third party, to develop and commercialize non-invasive diagnostic products using Nondispersive Infrared (NDIR) laser technology. The agreements are referred to herein as the “Liquid Sensing License Agreement” and “Liquid Sensing Shareholder Agreement”.

Pursuant to Liquid Sensing Shareholder Agreement executed concurrently with the Liquid Sensing License Agreement, PAVmed Inc. and Airware Inc. granted to each other 15% non-dilutive equity ownership interests in each of their respective majority-owned subsidiaries of Solys Diagnostics Inc. and Liquid Sensing Inc., respectively, of which, 50% of such equity ownership interests vest immediately and the remaining 50% will vest upon achievement of certain milestones. Such investment in Liquid Sensing Inc. was de minimis as of December 31, 2019, and is included in other assets classified as non-current on the accompanying consolidated balance sheet. The shareholder agreements also provide PAVmed with a right of first offer on any future investment in Liquid Sensing, which would permit it to increase its equity stake at its discretion if the value of the company and its portable or wearable noninvasive glucose technology is realized.

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

Upon execution of the Tufts Patent License Agreement, the Company paid the Licensors an upfront non-refundable fee of $50,000, with such fee recognized as of the transaction date as a current period research and development expense in the statement of operations. The Tufts Patent License Agreement was determined not to be meet the “business combination” criteria under FASB ASC Topic 805, Business Combinations (“ASC 805”). Accordingly, the transaction was determined to be to be an asset acquisition under ASC 805, with the cost of the acquired intellectual property rights recognized as a current period research and development expense, under ASC Topic 730, Research and Development (ASC 730).

The Tufts Patent License Agreement also provides for potential payments from the Company to the Licensors upon the achievement of certain product development and regulatory clearance milestones as well as royalty payments on net sales upon the commercialization of products developed utilizing the licensed patents. The Company will recognize as a current period expense for contingent milestone payments or royalties in the period in which such payment obligations are incurred, if any. Reimbursement of Tufts University billed patent fees incurred under the Tufts Patent License Agreement of $70,996 and $113,688 were recognized as research and development expense in 2019 and 2018, respectively.

Note 8 — Related Party Transactions

Case Western Reserve University (“CWRU”)

In May 2018, Lucid Diagnostics Inc. issued to CWRU 943,464 shares of its common stock for a purchase price of $0.001 per share. During the years December 31, 2019 and 2018, the Company incurred an aggregate of approximately $275,000 and $294,000 under the EsoGuard License Agreement, inclusive of: approximately $200,000 and $21,000 for reimbursement of fees related to patents, in each of the years ended December 31, 2019 and 2018, respectively; a $75,000 milestone payment in the year ended December 31, 2019 (upon FDA clearance of the EsoCheck™ device in June 2019); and, approximately $273,000 with respect to the EsoGuard™ License Agreement Fee in the year ended December 31, 2018. See Note 7, Agreements Related to Acquired Intellectual Property Rights, for a discussion of the EsoGuard License Agreement;

Consulting Agreements with Inventors EsoGuard Technology

In May 2018, Lucid Diagnostics Inc. issued 289,679 shares of its common stock for a purchase price of $0.001 per share to each of the three individuals. Additionally, each of the three individuals entered into consulting agreements with the Company to support the continued development of the technologies with respect to the EsoGuard™ License Agreement. In addition to cash compensation based on a contractual rate per hour, additional compensation under each such consulting agreement included the grant of stock options to each individual under each of the PAVmed Inc 2014 Long-Term Incentive Equity Plan and the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan. The Company recognized as research and development expense in the aggregate of: approximately $110,000 and $41,000 related to such consulting agreements; and approximately $57,000 and $47,000 of stock based compensation expense related to the stock options, in each of the years ended December 31, 2019 and 2018, respectively.

See Note 14, Stockholders’ Equity and Common Stock Purchase Warrants - Noncontrolling Interests, for a discussion of the issue of common stock of Lucid Diagnostics Inc. to each of CWRU and the three physician inventors of the EsoGuard Technology; Note 7, Agreements Related to Acquired Intellectual Property Rights, for a discussion of the EsoGuard License Agreement; and, Note 10, Stock-Based Compensation, for information regarding each of the “PAVmed Inc. 2014 Long-Term Incentive Equity Plan” and the separate “Lucid Diagnostics Inc 2018 Long-Term Incentive Equity Plan”, with respect to the stock options granted as discussed above.

Management Services Agreement

Previously, in the prior year 2018, the Company had a management services agreement, with HCP/Advisors LLC, an affiliate of a former director of the Company, that expired on October 31, 2018 and was not renewed by the Company. The Company incurred an expense of $225,000 during 2018, with such fees included in “general and administrative expenses” in the accompanying consolidated statements of operations.

Note 9 — Commitments and Contingencies

Office Leases

The Company’s corporate office lease is on a month-to-month basis, with a 5% per annum increase in the monthly lease payment effective February 1 of each year, and the lease agreement may be cancelled with three months written notice. Total rent expense incurred under the corporate office space lease arrangement was $142,991 and $125,186 for 2019 and 2018, respectively. As of December 31, 2019, the Company’s future minimum lease payments for the corporate office lease on a month-to-month basis are estimated to be approximately $138,000 for the period January 1, 2020 to December 31, 2020. Additionally, the Company entered into two separate short-term lease arrangements for office space, including a lease agreement for the period October 16, 2019 to September 30, 2020 and a lease agreement for the period November 1, 2019 to April 30, 2020, with such lease agreement subsequently renewed for a six-month period of May 1, 2020 to October 31, 2020. The minimum lease payments under both lease agreements is an aggregate of approximately $51,000 for the period January 1, 2020 to October 31, 2020.

EsoGuard Clinical Trials - Agreement with Clinical Research Organization

In September 2019, the Company, through its majority-owned subsidiary Lucid Diagnostics Inc., entered into an agreement with a clinical research organization (“CRO”) in connection with EsoGuard clinical trials, referred to as the EsoGuard CRO Agreement. The CRO will assist the Company with conducting two concurrent clinical trials referred to as the “EsoGuard screening study” and the “EsoGuard case control study”. The term of the EsoGuard CRO Agreement is from the September 2019 effective date to the conclusion of the respective clinical trials, but not to exceed 60 months from the effective date of the EsoGuard™ CRO Agreement. The CRO agreement may be cancelled with sixty days written notice, without an early termination fee. Under the CRO agreement, the Company paid to the CRO a refundable on-account deposit of $643,000, with such deposit classified as a non-current asset in the line item captioned Deposit and other assets on the accompanying consolidated balance sheet as of December 31, 2019. The Company has recognized as research and development expense approximately $700,000 during the year ended December 31, 2019 with respect to the EsoGuard CRO Agreement.

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

A total of 7,951,081 shares of common stock of PAVmed Inc. are reserved for issuance under the PAVmed Inc. 2014 Equity Plan, with 2,548,406 shares available for grant as of December 31, 2019, exclusive of 500,854 PAVmed Inc. stock options previously granted outside the PAVmed Inc. 2014 Equity Plan.

PAVmed Inc 2014 Equity Plan - Stock Options

		Weighted	Remaining
	Number	Average	Contractual
	Stock	Exercise	Term
	Options	Price	(Years)
Outstanding at December 31, 2017	1,936,924	$5.19
Granted	1,585,324	$2.01
Exercised	—	$—
Forfeited	(195,108)	$5.00
Outstanding at December 31, 2018	3,327,140	$3.68	8.3
Vested and exercisable at December 31, 2018	1,620,310	$4.40	7.8

Outstanding at December 31, 2018	3,327,140	$3.68
Granted	1,925,000	$1.00
Exercised	—	$—
Forfeited	(48,611)	$5.00
Outstanding at December 31, 2019	5,203,529	$2.68	8.1
Vested and exercisable at December 31, 2019	3,270,487	$3.45	7.5

The aggregate intrinsic value of stock options granted under the PAVmed Inc. 2014 Equity as of December 31, 2019 was $393,500 with respect to such stock options outstanding and $126,375 with respect to such stock options vested and exercisable. The intrinsic value as of December 31, 2018 was $0 with respect to such stock options outstanding and vested and exercisable. The intrinsic value is computed as the difference between the quoted price of the PAVmed Inc. common stock on each of December 31, 2019 and 2018 and the exercise price of the underlying PAVmed Inc. stock options, to the extent such quoted price is greater than the exercise price.

PAVmed Inc 2014 Equity Plan - Restricted Stock Awards

On March 15, 2019, a total of 700,000 restricted stock awards were granted to employees under the PAVmed Inc. 2014 Equity Plan, representing a corresponding number of shares of common stock of the Company, which vest ratably on an annual basis commencing March 15, 2020 and ending March 15, 2022. The restricted stock awards are subject to forfeiture if the requisite service period is not completed. As of December 31, 2019, no restricted stock awards had vested. Subsequent to December 31, 2019, on March 15, 2020, a total of 233,334 restricted stock awards had vested.

PAVmed Inc. Employee Stock Purchase Plan

The PAVmed Inc. Employee Stock Purchase Plan (“ESPP”), adopted by the Company’s board of directors effective April 1, 2019, with an initial reservation of 250,000 shares of PAVmed Inc. common stock, which was subsequently increased to 750,000 shares in March 2020, provides eligible employees the opportunity to purchase shares of PAVmed Inc. common stock through payroll deductions during six month periods, wherein the “purchase price per share” is the lower of 85% of the quoted closing price per share of PAVmed Inc. common stock at the beginning or end of each six month share purchase period. The PAVmed Inc. ESPP share purchase dates are March 31 and September 30, with an initial six month payroll deduction period of April 1, 2019 to September 30, 2019. On September 30 2019 82,772 shares of PAVmed Inc. common stock were issued for cash proceeds of $67,436 under the ESPP. Subsequent to December 31, 2019, on March 31, 2020 154,266 shares of PAVmed Inc. common stock were issued for cash proceeds of $125,683. The ESPP liability for payroll deductions as of December 31, 2019 are included in accrued expense and other current liabilities, as discussed in Note 5, Accrued Expense and Other Current Liabilities.

Note 10 — Stock-Based Compensation - continued

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

A total of 2,000,000 shares of common stock of Lucid Diagnostics Inc. are reserved for issuance under the Lucid Diagnostics Inc. 2018 Equity Plan, with 1,230,000 shares available for grant as of December 31, 2019, exclusive of 300,000 Lucid Diagnostics Inc. stock options previously granted outside the Lucid Diagnostics Inc. 2018 Equity Plan.

Lucid Diagnostics Inc. 2018 Equity Play – Stock Options

		Weighted	Remaining
	Number	Average	Contractual
	Stock	Exercise	Term
	Options	Price	(Years)
Outstanding at December 31, 2017	—	$
Granted	375,000	$0.60
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2018	375,000	$0.60	9.4
Vested and exercisable at December 31, 2018	87,500	$0.57	9.4
Unvested at December 31, 2018	287,500	$0.61

Outstanding at December 31, 2018	375,000	$0.60
Granted	620,000	$1.02
Exercised	—	$—
Forfeited	—	$
Outstanding at December 31, 2019	995,000	$0.86	9.0
Vested and exercisable at December 31, 2019	507,495	$0.83	8.9
Unvested at December 31, 2019	487,505	$0.89

Note 10 — Stock-Based Compensation (continued)

Stock-Based Compensation Expense

Consolidated stock-based compensation expense recognized for both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, with respect to stock options and restricted stock awards, for the periods indicated, was as follows:

	Year Ended December 31,
	2019	2018
General and administrative expenses	$1,162,370	$948,143
Research and development expenses	408,282	280,556
Total	$1,570,652	$1,228,699

The consolidated stock-based compensation expense classified in research and development expenses, as presented above, includes $173,945 and $53,233 in the year ended December 31, 2019 and 2018, respectively, recognized by Lucid Diagnostics Inc., with stock-based compensation expense recognized by Lucid Diagnostics Inc. inclusive of stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan to employees of PAVmed Inc. and to non-employees each providing services to Lucid Diagnostics Inc.; and stock options granted under the PAVmed Inc. 2014 Equity Plan to non-employees providing services to Lucid Diagnostics Inc., summarized as follows for the periods noted:

	Year Ended December 31,
	2019	2018
Lucid Diagnostics Inc 2018 Equity Plan - research and development expenses	$158,123	$40,748
PAVmed Inc 2014 Equity Plan - research and development expenses	15,822	12,485
Total stock-based compensation expense - recognized by Lucid Diagnostics Inc.	$173,945	$53,233

As of December 31, 2019, under the PAVmed Inc. 2014 Equity Plan, total unrecognized stock-based compensation expense of approximately $1.2 million is expected to be recognized over the weighted average remaining requisite service period of 1.1 years; and, under the Lucid Diagnostics Inc. 2018 Equity Plan, total unrecognized stock-based compensation expense of approximately $0.1 million is expected to be recognized over the weighted average remaining requisite service period of 1.8 years.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted under both the Lucid Diagnostics Inc. 2018 Equity Plan and the PAVmed Inc. 2014 Equity Plan, which requires the Company to make certain estimates and assumptions, with the weighted-average valuation assumptions for stock-based awards, as follows:

●	The expected term of stock options represents the period of time stock options are expected to be outstanding, which for employees is the expected term derived using the simplified method and for non-employees is the remaining contractual term;

●	The expected stock price volatility is based on historical stock price volatilities of similar entities within the medical device industry over the period commensurate with the expected term or remaining contractual term of the respective stock option;

●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with the expected term of the stock option; and,

●	The expected dividend yield is based on annual dividends of $0.00 as there has not been a dividend paid to-date, and there is no plan to pay dividends for the foreseeable future.

The price per share of PAVmed Inc. common stock used in the computation of estimated fair value of stock options granted under the PAVmed Inc. 2014 Equity Plan is its quoted closing price per share. The price per share of Lucid Diagnostics Inc. common stock used in the computation of estimated fair value of stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan was estimated using a discounted cash flow method applied to a multi-year forecast of its future cash flows.

Note 10 — Stock-Based Compensation - continued

Stock-Based Compensation Expense - continued

Stock-based compensation expense recognized for stock options granted to employees and members of the board of directors under the PAVmed Inc. 2014 Equity Plan was based on a weighted average fair value of $0.92 per share and $1.21 per share, during the year ended December 31, 2019 and 2018, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Year Ended December 31
	2019	2018
Expected term of stock options (in years)	5.7	5.8
Expected stock price volatility	50%	50%
Risk free interest rate	2.2%	2.1%
Expected dividend yield	0%	0%

Stock-based compensation expense recognized for stock options granted to non-employees under the PAVmed Inc. 2014 Equity Plan was based on a weighted average fair value of $1.97 per share and $1.97 per share, during the year ended December 31, 2019 and 2018, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Year Ended December 31
	2019	2018
Expected term of stock options (in years)	8.5	8.7
Expected stock price volatility	59%	60%
Risk free interest rate	2.3%	2.5%
Expected dividend yield	0%	0%

Stock-based compensation expense recognized for stock options granted to employees under the Lucid Diagnostics Inc. 2018 Equity Plan was based on a weighted average fair value of $0.32 per share during the year ended December 31, 2019, calculated using the following weighted average Black-Scholes valuation model assumptions:

Year Ended December 31
2019

Expected term of stock options (in years)	5.8
Expected stock price volatility	63%
Risk free interest rate	2.1%
Expected dividend yield	0%

There were no stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan to employees during the prior year ended December 31, 2018.

Stock-based compensation expense recognized for stock options granted to non-employees under the Lucid Diagnostics Inc. 2018 Equity Plan was based on a weighted average fair value of $0.29 and $0.51 per share during the years ended December 31, 2019 and 2018, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Year Ended December 31
	2019	2018
Expected term of stock options (in years)	8.8	9.4
Expected stock price volatility	57%	62%
Risk free interest rate	2.1%	2.7%
Expected dividend yield	0%	0%

Note 11 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using(1)
	Level - 1 Inputs	Level - 2 Inputs	Level - 3 Inputs	Total
December 31, 2019
Senior Secured Convertible Note - issued December 27, 2018	$-	$-	$1,700,000	$1,700,000
Senior Secured Convertible Note - Series A - issued November 4, 2019	-	-	$6,439,000	$6,439,000
Totals	$-	$-	$8,139,000	$8,139,000

December 31, 2018
Senior Secured Convertible Note - issued December 27, 2018	$-	$-	$7,903,000	$7,903,000
Totals	$-	$-	$7,903,000	$7,903,000

(1)	As noted above, as presented in the fair value hierarchy table, Level-1 represents quoted prices in active markets for identical items, Level-2 represents significant other observable inputs, and Level-3 represents significant unobservable inputs.

Fair Value Option Election - Senior Secured Convertible Notes Issued November 4 2019 and December 27, 2018

The Company has issued each of Senior Secured Convertible Notes issued November 4, 2019 with an aggregate original face value principal of $14.0 million and the Senior Secured Convertible Note issued December 27, 2018 with an original face value of $7.75 million. The Senior Secured Convertible Notes issued November 4, 2019 were further sub-divided into a Series A and Series B, each having a face value principal of $7.0 million, with each referred to herein as the “Series A November 2019 Senior Convertible Note” and the “Series B November 2019 Senior Convertible Note”. Under the Series A November 2019 Senior Convertible Note, the investors delivered to the Company cash proceeds of $6.3 million on November 4, 2019, after deducting $0.7 million of lender fees. Subsequent to December 31, 2019, with respect to the Series B November 2019 Senior Convertible Note, the investors, at their election under the prepayment provisions of such note, delivered to the Company cash proceeds of $6.3 million on March 30, 2020 after deducting $0.7 million of lender fees.

The Series A November 2019 Senior Convertible Note and the Senior Secured Convertible Note issued December 27, 2018, are each accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election. (As well, the Series B November 2019 Senior Convertible Note will also be accounted for under the FVO election.) Under the FVO election the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. As provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying consolidated statement of operations.

Note 11 — Financial Instruments Fair Value Measurements - continued

Fair Value Option Election - Senior Secured Convertible Notes Issued November 4 2019 and December 27, 2018 - continued

Senior Secured Convertible Notes - November 2019 - Series A

As discussed above, under the ASC-825 FVO election the Series A November 2019 Senior Convertible Note was initially measured at its estimated fair value on its issue date of November 4, 2019, summarized as follows:

Series A November 2019 Senior Secured Convertible Note - Issue Date November 4, 2019	Fair Value
Face value principal - Series A November 2019 Senior Convertible Note	$7,000,000
Less: lender fees	(700,000)
Cash proceeds - Series A November 2019 Senior Convertible Note	$6,300,000
Loss-upon-issue - lender fees	700,000
Fair value adjustment	(648,000)
Fair value - Series A November 2019 Senior Convertible Note - issue date November 4, 2019	$6,352,000

The Series A November 2019 Senior Convertible Note estimated fair value and face value principal, and the corresponding changes in estimated fair value and face value principal payable, as of each of the respective dates noted, are as follows:

	Fair Value	Face Value Principal Payable
Fair Value /Face Value principal - issue date November 4, 2019	$6,352,000	$7,000,000
Less: repayment - bi-monthly Installment Amount - common stock	—	—
Less: repayment - Accelerated Installment Amount - common stock	—	—
Less: non-installment payments - cash	(85,750)	—
Less: non-installment payments - common stock	—	—
Fair value adjustment	172,750	—
Fair Value /Face Value principal - December 31, 2019	$6,439,000	$7,000,000

The Series A November 2019 Senior Convertible Note fair value adjustment on the November 4, 2019 issue date and at December 31, 2019 of $475,250 was recognized as a current period income in the year ended December 31, 2019 (as no portion of such fair value adjustments resulted from instrument-specific credit risk of such note as of such dates).

The estimated fair value of the Senior Convertible Note Series A as of its November 4, 2019 issue date and as of December 31, 2019, was computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	December 31, 2019	Issue Date November 4, 2019
Face value principal payable	$7,000,000	$7,000,000
Original Conversion price	$1.60	$1.60
Value of common stock	$0.89	$0.89
Expected term (years)	1.78	1.93
Volatility	55%	55%
Risk free rate	1.58%	1.6%

Note 11 — Financial Instruments Fair Value Measurements - continued

Fair Value Option Election - Senior Secured Convertible Notes Issued November 4 2019 and December 27, 2018 - continued

Senior Secured Convertible Note Issued December 27, 2018

As discussed above, under the ASC-825 FVO election, the December 2018 Senior Convertible Note was initially measured at its estimated fair value on its issue date of December 27, 2018, summarized as follows:

Fair Value
Face Value principal payable - issue date December 27, 2018	$7,750,000
Less: lender fees	(750,000)
Cash proceeds	7,000,000
Loss-upon-issue - lender fees	750,000
Fair value adjustment	—
Fair Value - December 2018 Senior Convertible Note - Issue Date December 27, 2018	$7,750,000

The December 2018 Senior Convertible Note estimated fair value and face value principal, and the corresponding changes in estimated fair value and face value principal payable, as of each of the respective dates noted, is summarized as follows:

		Face Value
		Principal
	Face Value	Payable
Fair Value /Face Value principal payable - issue date December 27, 2018	$7,750,000	$7,750,000
Less: repayment - bi-monthly Installment Amount - common stock	—
Less: repayment - Accelerated Installment Amount - common stock	—
Less: non-installment payments - cash	—
Less: non-installment payments - common stock	—
Fair value adjustment	153,000	—
Fair Value /Face Value Principal Payable - December 31, 2018	$7,903,000	7,750,000
Less: repayment - bi-monthly Installment Amount - common stock	1,727,500	1,727,500
Less: repayment - Accelerated Installment Amount - common stock	3,016,500	3,016,500
Less: repayment - voluntary conversion price adjustments - common stock	1,314,000	1,314,000
Less: non-installment payments - cash	279,002	—
Less: non-installment payments - common stock	199,847	—
Fair value adjustment	333,849	—
Fair Value /Face Value Principal Payable - December 31, 2019	$1,700,000	$1,692,000

The December 2018 Senior Convertible Note fair value adjustments of $333,849 and $153,000 in the years ended December 31, 2019 and 2018, respectively, were recognized as a current period income in the respective accompanying consolidated statement of operations (as no portion of such fair value adjustments resulted from instrument-specific credit risk of such note as of such dates).

The estimated fair value as of December 31, 2019, December 31, 2018 and on issue date of December 27, 2018 of the December 2018 Senior Secured Convertible Note was computed using a combination of the present value of the Senior Secured Convertible Note cash flows using a synthetic credit rating analysis’ required rate of return and the Black-Scholes option pricing model, using the following assumptions:

Fair Value Assumptions	Year Ended		Issue Date
December 2018 Senior Secured Convertible Note	December 31, 2019	December 31, 2018	December 27, 2018

Face value principal payable	$1,692,000	$7,750,000	$7,750,000
Required rate of return	11.1%	13.1%	13.2%
Conversion price	$1.60	$1.60	$1.60
Value of common stock	$1.20	$0.96	$0.92
Expected term (years)	0.21	2	2
Volatility	49%	50%	46%
Risk free rate	1.5%	2.5%	2.5%
Dividend yield	0%	0%	0%

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

Series B Convertible Preferred Stock Issued-Upon-Exchange	Series A Series A-1
Series A Convertible Preferred Stock and Conversion Option Derivative Liability Extinguished-Upon-Exchange Deemed Dividend Charged to Accumulated Deficit	Exchange Offer March 15, 2018 Exchange Date
Fair value - 499,334 shares of Series B Convertible Preferred Stock issued-upon-exchange	$873,835
Less: Fair value - Series A Convertible Preferred Stock conversion option derivative liability extinguished-upon-exchange	147,304
Less: Carrying value - 249,667 shares of Series A Convertible Preferred Stock extinguished-upon-exchange	-
Deemed dividend charged to accumulated deficit	$726,531

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

Series A
Series A-1
Fair Value Assumptions Series B Convertible Preferred Stock	Exchange Offer ‘March 15, 2018

Aggregate fair value	$873,835
Series B Convertible Preferred Stock shares	499,334
Required rate of return	27.0%
Common stock conversion factor numerator	$3.00
Common stock conversion factor denominator	$3.00
Value of Common Stock	$1.70
Expected term (years)	6.1
Volatility	59%
Risk free rate	2.7%
Dividend yield	0%

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

		Series Z Warrants	Fair Values Change Series A Warrant
Series Z Warrants Issued Upon Exchange of Series A Warrants - March 15, 2018	Series A Warrants Derivative Liability	Additional Paid to Capital Equity	Derivative Liability Other Income (Expenses)
Series A Warrants derivative liability - December 31, 2017	$761,123	$-	$-
Series A Warrants derivative liability change in fair value - March 15, 2018	(246,561)	-	246,561
Sub-Total: Series A Warrants derivative liability - March 15, 2018 Exchange Date	514,562	-	246,561
Series Z Warrants issued-upon-exchange of Series A Warrants - estimated fair value	(514,562)	857,603	(343,041)
Series Z Warrants issued-upon-exchange of Series A Warrants - March 15, 2018	$-	$857,603	$(96,480)

The March 15, 2018 Exchange Date estimated fair value of $857,603 of the 1,340,005 Series Z Warrants issued-upon-exchange of 268,001 Series A Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Series A
Series A-1
Fair Value Assumptions Series Z Warrants issued upon exchange of Series A Warrants	Exchange Offer March 15, 2018

Aggregate fair value	$857,603
Series Z Warrants issued upon exchange of Series A Warrants	1,340,005
Exercise price per share - Series Z Warrant	$3.00
Value of Common Stock	$1.70
Expected term (years)	6.1
Volatility	59%
Risk free rate	2.7%
Dividend yield	0%

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

Series A Series A-1
Series B Convertible Preferred Stock Issued-Upon-Exchange Series A-1 Convertible Preferred Stock Extinguished-Upon-Exchange Increase - Additional Paid-In Capital	Exchange Offer March 15, 2018 Exchange Date
Fair value - 476,234 shares of Series B Convertible Preferred Stock issued-upon-exchange	$833,410
Less: Carry value - 357,259 shares - Series A-1 Convertible Preferred Stock extinguished-upon-exchange	1,032,650
Increase - additional paid-in capital	$199,240

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

Series A
Series A-1
Fair Value Assumptions Series B Convertible Preferred Stock - issued upon exchange of Series A-1 Convertible Preferred Stock	Exchange Offer March 15, 2018

Aggregate fair value	$833,410
Series B Convertible Preferred Stock shares	476,234
Required rate of return	27.0%
Common stock conversion factor numerator	$3.00
Common stock conversion factor denominator	$3.00
Value of Common Stock	$1.70
Expected term (years)	6.1
Volatility	59%
Risk free rate	2.7%
Dividend yield	0%

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

Series A Aeries A-1
Series Z Warrants - issued-upon-exchange of Series A-1 Warrants - March 15, 2018	Exchange Offer March 15, 2018 Exchange Date
Fair value - 1,399,185 Series Z Warrants issued-upon-exchange	$895,478
Less: fair value - 279,837 Series A-1 Warrants extinguished-upon-exchange	545,682
Modification expense /increase to additional paid in capital	349,796
Carry value - 279,837 Series A-1 Warrants extinguished-upon-exchange - equity classified	1,879,532
Carry value - Series Z Warrants issued-upon-exchange of Series A-1 Warrants - equity classified	$2,229,328

The March 15, 2018 Exchange Date estimated fair value of $895,478 of the 1,399,185 Series Z Warrants issued-upon-exchange of 279,837 Series A-1 Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Series A
Series A-1
Fair Value Assumptions Series Z Convertible Preferred Stock - issued upon exchange of Series A-1 Convertible Preferred Stock	Exchange Offer March 15, 2018

Aggregate fair value	$895,478
Series Z Convertible Preferred Stock shares	1,399,185
Common stock conversion factor denominator	$3.00
Value of Common Stock	$1.70
Expected term (years)	6.1
Volatility	59%
Risk free rate	2.7%
Dividend yield	0%

Note 11 — Financial Instruments Fair Value Measurements - continued

The March 15, 2018 Exchange Date estimated fair value of $545,682 of the 279,837 Series A-1 Warrants extinguished-upon-exchange for 1,399,185 Series Z Warrants was computed using a Black-Scholes valuation model, using the following assumptions:

Series A
Series A-1
Fair Value Assumptions Series A-1 Convertible Preferred Stock - issued upon exchange of Series Z Convertible Preferred Stock	Exchange Offer March 15,2018

Aggregate fair value	$545,682
Series A-1 Warrants exchanged for Series Z Warrants	279,837
Exercise price per share - Series A-1 Warrant	$6.67
Series W Warrants	1,399,185
Exercise price per share - Series W Warrant	5.00
Value of Common Stock	$1.70
Expected term (years)	6.1
Volatility	67%
Risk free rate	2.5%
Dividend yield	0%

Non-recurring Fair Value Measurements

In addition to the Senior Secured Convertible Debt, the Series A and Series A-1 Exchange Offer on March 15, 2018, and the Series A Exchange Offer on November 17, 2017, each as discussed above, the other issue-date and /or date-of-occurrence non-recurring estimated fair values include: the Series W Warrants Exchange Offer on April 5, 2018, the Series Z Warrant exercise price adjustment on June 1, 2018, and the UPO Exchange Offer on August 22, 2018; along with the Series A Preferred Stock Units private placement during the three months ended March 31, 2017, the Senior Secured Note and Series S Warrants issued in connection with the Note and Security Purchase Agreement between the Company and Scopia Holdings LLC on July 3, 2017; the Series A-1 Preferred Stock Units private placement on August 4, 2017; the Series A-1 Warrants Agreement Amendment No. 1 on October 18, 2017, and the conversion of shares of Series A Convertible Preferred Stock into shares of common stock of the Company in November 2017 and December 2017.

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

Note 12 — Debt

Senior Secured Convertible Notes - Issued November 4 2019

On November 3, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with two institutional investors (“Investors”, “Lender”, and /or “Holders”), and pursuant to the SPA, on November 4, 2019 the Company consummated the sale of a Senior Secured Convertible Notes in a private placement with a $14.0 million aggregate face value principal, referred to herein as the “November 2019 Senior Convertible Notes”. At the election of the holder, the November 2019 Senior Convertible Notes may be converted into shares of common stock of the Company, as discussed below.

The November 2019 Senior Convertible Notes were further sub-divided into a Series A and Series B, each having a face value principal of $7.0 million, with each referred to herein as the “Series A November 2019 Senior Convertible Note” and the “Series B November 2019 Senior Convertible Note”. The Series A and Series B November 2019 Senior Convertible Notes each provide for the payment of a $700,000 lender fee, with such lender fee deducted from the cash proceeds when funded by the investors, and additionally under a separate agreement, the Company is obligated to pay a financial advisory fee to the placement agent of 6.5% of the cash proceeds of each such note upon their receipt.

With respect to the Series A November 2019 Senior Convertible Note, on November 4, 2019, the investors delivered to the Company cash proceeds of $6.3 million, after deducting $0.7 million of lender fees (which were recognized as a current period expense on such date), and the Company incurred total offering costs of $550,254, with such offering costs recognized as an expense in other income (expense) in the accompanying consolidated statement of operations. The Series A November 2019 Senior Convertible Note has a contractual maturity date of September 30, 2021, a face value principal of $7.0 million, and a stated interest rate of 7.875% per annum.

Subsequent to December 31, 2019, with respect to the Series B November 2019 Senior Convertible Note, the investors, at their election under the prepayment provisions, delivered to the Company cash proceeds of $6.3 million on March 30, 2020, after deducting $0.7 million of lender fees (which were recognized as a current period expense on such date), and the Company paid an advisory fee of $409,500 to the placement agent. The Series B November 2019 Senior Convertible Note has a contractual maturity date of September 30, 2021, a face value principal of $7.0 million, and a stated interest rate of 7.875% per annum.

As noted, the Series A and Series B Senior Convertible Notes have a stated interest rate of 7.875% per annum, to the extent the investor has funded the cash proceeds of each such respective note. During the period November 4, 2019 to March 29, 2020, the Company incurred interest expense of 3.0% per annum on the $7.0 million face value principal of the Series B November 2019 Senior Convertible Note, during such period when such note was not funded by the investors.

The SPA contains certain representations and warranties, covenants, and indemnities customary for similar transactions. The Notes are senior secured obligations of the company secured by a lien on all assets.

Note 12 — Debt - continued

Senior Secured Convertible Notes - Issued November 4 2019 - continued

Bi-Monthly Payments and Conversion

With respect to the Series A and Series B November 2019 Senior Convertible Notes, a bi-monthly principal repayment and corresponding interest payment will be due commencing March 30, 2020, and then on each of the successive 15th day of the month and the last trading day of the month, and on the maturity date (each, an “Installment Date”). On each bi-monthly Installment Date, the Company will be required to settle a principal repayment totaling $378,380 for the Series A and Series B November 2019 Senior Convertible Notes together with interest thereon, referred to herein as the “Installment Amount”, which shall be satisfied in shares of common stock of the Company, subject to customary equity conditions (including minimum price and volume thresholds), at 100% of the Installment Amount (an “Installment Conversion”), or otherwise (or at the election of the Company, in whole or in part) in cash at 115% of the Installment Amount (an “Installment Redemption”).

At the election of the Holder, commencing March 30, 2020, the Series A and Series B November 2019 Senior Convertible Notes may be converted into shares of common stock of the Company at an initial contractual conversion price of $1.60 per share, with such conversion price subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction.

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

Measurement and Recognition

The Series A November 2019 Senior Convertible Note fair value adjustment totaled $475,250 and was recognized as current period income in the year ended December 31, 2019 (as no portion of such fair value adjustments resulted from instrument-specific credit risk of such note as of such dates), and was inclusive of the fair value adjustment on the November 4, 2019 issue date and the fair value adjustment as of December 31, 2019.

The (cash) payment of 3.0% interest on the $7.0 million face value principal of the (unfunded) Series B November 2019 Senior Convertible Note, as such interest is discussed above, resulted in the recognition of $32,667 during the period November 4, 2019 through December 31, 2019, with such interest expense included in other income (expense) in the accompanying consolidated statement of operations.

See Note 11, Financial Instruments Fair Value Measurements, for Series A November 2019 Senior Convertible Debt November 4, 2019 issue date and December 31, 2019 estimated fair value and face value principal and corresponding changes in fair value and face value principal payable.

Note 12 — Debt - continued

Senior Secured Convertible Notes - Issued November 2019 - continued

Redemption Rights

The Holder has the option to require the Company to redeem all or a portion of the November 2019 Senior Convertible Notes face value principal then unpaid /outstanding, as follows:

*	Event of Default - Upon the occurrence of an Event of Default, as defined, the Holder has the option to require the Company to redeem all or a portion of the November 2019 Senior Convertible Notes face value principal then unpaid /outstanding for cash at a price equal to the greater of (a) 115% of the then unpaid /outstanding November 2019 Senior Convertible Notes face value principal, plus earned-but-unpaid Non-Installment Payments, and late charge fees, or (b) the market value of the common stock of the Company underlying the November 2019 Senior Convertible Notes.

*	Change of Control - Upon the occurrence of a Change of Control, the Holder has the option to require the Company to redeem all or a portion of the November 2019 Senior Convertible Notes for cash at a price equal to the greater of: (a) 115% of the then unpaid /outstanding November 2019 Senior Convertible Notes face value principal plus earned-but-unpaid Non-Installment Payments, and late charge fees; (b) 115% of the market value of the common stock of the Company underlying the November 2019 Senior Convertible Notes; or, (c) 115% of the aggregate cash consideration payable in respect of the common stock of the Company underlying the November 2019 Senior Convertible Notes.

*	Bankruptcy - Upon occurrence of a Bankruptcy Event of Default, as defined, the Company must immediately pay cash to the Holder equal to 115% of the sum of (a) November 2019 Senior Convertible Notes unpaid /outstanding face value principal, (b) earned-but-unpaid Non-Installment Payments, and (c) late charge fees. Notwithstanding, the Holder may waive the right to receive such payment and retain the conversion and payment rights.

Covenants and Other Provisions

Under the November 2019 Senior Secured Convertible Notes, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, and to have an unrestricted cash balance of at least $2.0 million at each quarterly balance sheet date, among other matters, including, under the Securities Purchase Agreement, the following provisions and covenants:

●

Through March 30, 2020, to the extent any portion of the November 2019 Senior Convertible Notes (Series A and Series B) face value principal remains outstanding, the Company may not without the consent of the lender, consummate the sale of any equity or equity-linked security at a price per share less than the initial conversion price of the November 2019 Senior Convertible Notes. After March 30, 2020, if $700,000 principal of the November 2019 Senor Convertible Notes remain outstanding, the Company may consummate the sale of any equity or equity-linked security provided the price per share is equal to or greater than the initial conversion price of the November 2019 Senior Convertible Notes.

●

The Company agreed to hold a stockholder meeting by no later than June 28, 2020 to approve stockholder resolutions with respect to each of: approving an increase in the authorized shares of common stock of the Company to 150 million shares from the current 100 million shares; and approving the issuance of shares of common stock of the Company in connection with the November 2019 Senior Convertible Notes for the purposes of compliance with the stockholder approval rules of The Nasdaq Stock Market (“Nasdaq”).

●	The November 2019 Senior Convertible Notes private placement investors may participate up to 50% in future equity and equity-linked securities offered by the Company during the three year period ended November 4, 2022. The Company will not effect or enter an agreement to effect any variable rate transaction.

Note 12 — Debt - continued

Senior Secured Convertible Notes - Issued November 2019 - continued

Guaranty Agreement

The payment of all amounts due and payable under the November 2019 Senior Convertible Notes (Series A and Series B) are guaranteed by the Company and its majority-owned subsidiary Lucid Diagnostics Inc., and the obligations under the November 2019 Senior Convertible Notes are secured by all of the assets of these entities pursuant to the terms of a Guaranty Agreement executed in connection with the November 2019 Senior Secured Convertible Notes private placement discussed above. The Lender may transfer or assign all or any part of the November 2019 Senior Convertible Notes to any person with the prior written consent of the Company, provided no consent shall be required from the Company for any transfer to an affiliate of the Lender, or upon the occurrence and during the continuance of an Event of Default, as defined.

Senior Secured Convertible Note - Issued December 27, 2018

In a private placement transaction with an institutional investor (“Investor”, “Lender”, and /or “Holder”) on December 27, 2018, the Company entered into a Securities Purchase Agreement under which it issued the December 2018 Senior Secured Convertible Note, having an issue date of December 27, 2018, a contractual maturity date of December 31, 2020, a face value principal of $7.75 million, and a stated interest rate of 7.875% per annum - referred to herein as the “December 2018 Senior Convertible Note”. At the election of the Holder, the December 2018 Senior Convertible Note may be converted into shares of common stock of the Company, as discussed below.

The December 2018 Senior Convertible Note proceeds were $7.0 million after deducting $0.750 million of lender fees (which were recognized as a current period expense on the issue date), and the Company incurred total offering costs of $614,940, inclusive of the payment of $455,000 placement agent fee and legal fees, with such offering costs recognized as an expense in other income (expense) in the accompanying consolidated statement of operations. Additionally, concurrent with the December 2018 Senior Convertible Note, on December 27, 2018 a $5.0 million payment was made with respect to the repayment of the Company’s previously issued Senior Secured Note (between the Company and Scopia Holdings LLC), as further discussed below.

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

As originally structured, the December 2018 Senior Convertible Note Installment Amount included 35 bi-monthly payments of $193,750 from June 28, 2019 through November 30, 2020, and two final payments of $484,375 on each of December 15, 2020 and December 31, 2020, with such bi-monthly dates referred to as Installment Dates. Notwithstanding, future contractual Installment Amounts are reduced by additional face value principal repayments, with the reductions applied in reverse order of maturity of the bi-monthly Installment Amounts, starting with the final December 31, 2020 bi-monthly Installment Amount. In this regard, as of December 31, 2019, the future bi-monthly Installment Amounts have been reduced by an aggregate of $4,330,500 resulting from conversions in excess of the contractual bi-monthly Installment Amount, including a series of “conversion price voluntary adjustments” and the “Accelerated Installment Amount”, each as discussed below.

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

Note 12 — Debt - continued

Senior Secured Convertible Note - Issued December 27, 2018 - continued

Measurement and Recognition

The December 2018 Senior Convertible Note fair value adjustments resulted in the recognition of current period expense of $333,849 and $153,000 in the years ended December 31, 2019 and 2018, respectively (as no portion of such fair value adjustments resulted from instrument-specific credit risk of such note as of such dates).

As presented above in Note 11, Financial Instruments Fair Value Measurements, the December 2018 Senior Convertible Note had a fair value of $1,700,000 and a face value principal payable of $1,692,000; and in the year ended December 31, 2019, aggregate principal repayments of $6,058,000 and corresponding non-installment payments of $199,847 were settled by the issue of a total of 7,773,110 shares of common stock of the Company with a fair value of $8,089,163, resulting in a debt extinguishment loss in the year ended December 31, 2019 of $1,831,316, summarized as follows:

Year Ended
December 31, 2019
Bi-monthly Installment Amount principal repayments - common stock	$1,727,500
Accelerated Installment Amount principal repayments - common stock	3,016,500
Voluntary conversion price adjustments principal repayments - common stock	1,314,000
Sub-Total: principal repayments - common stock	6,058,000
Non-installment payments - common stock	199,847
Total Installment repayments and Non-Installment payments - common stock	$6,257,847
Fair Value - Common Stock Issued	$8,089,163
Debt Extinguishment Loss	$1,831,316

The fair value of the shares of common stock of the Company issued was measured as the respective issue date quoted closing price per share of the common stock of the Company.

December 2018 Senior Convertible Note - Subsequent to December 31, 2019

Subsequent to December 31, 2019, with respect to the December 2018 Senior Convertible Note, a total of $1,642,000 of Acceleration Installment Amount face value principal repayments and corresponding non-installment payments of $3,963, were settled by the issue of 2,042,901 shares of common stock of the Company with a fair value of $2,833,579 (with such fair value measured as the respective issue date quoted closing price per share of the common stock of the Company). As provided for in the December 2018 Senior Secured Convertible Note, the Holder elected to defer the bi-monthly Installment Amount repayments for each of the months January, February, and March 2020.

Note 12 — Debt - continued

Senior Secured Convertible Note - Issued December 27, 2018 - continued

Redemption Rights

The Holder has the option to require the Company to redeem all or a portion of the December 2018 Senior Convertible Note face value principal then unpaid /outstanding, as follows:

*	Event of Default - Upon the occurrence of an Event of Default, as defined, the Holder has the option to require the Company to redeem all or a portion of the December 2018 Senior Convertible Note face value principal then unpaid /outstanding for cash at a price equal to the greater of (a) 115% of the then unpaid /outstanding December 2018 Senior Convertible Note face value principal, plus earned-but-unpaid Non-Installment Payments, and late charge fees, or (b) the market value of the common stock of the Company underlying the December 2018 Senior Convertible Note.

*	Change of Control - Upon the occurrence of a Change of Control, the Holder has the option to require the Company to redeem all or a portion of the December 2018 Senior Convertible Note for cash at a price equal to the greater of: (a) 115% of the then unpaid /outstanding December 2018 Senior Convertible Note face value principal plus earned-but-unpaid Non-Installment Payments, and late charge fees; (b) 115% of the market value of the common stock of the Company underlying the December 2018 Senior Convertible Note; or, (c) 115% of the aggregate cash consideration payable in respect of the common stock of the Company underlying the December 2018 Senior Convertible Note.

*	Bankruptcy - Upon occurrence of a Bankruptcy Event of Default, as defined, the Company must immediately pay cash to the Holder equal to 115% of the sum of (a) December 2018 Senior Convertible Note unpaid /outstanding face value principal, (b) earned-but-unpaid Non-Installment Payments, and (c) late charge fees. Notwithstanding, the Holder may waive the right to receive such payment and retain the conversion and payment rights.

Covenants and Other Provisions

Under the December 2018 Senior Secured Convertible Note, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, and to have an unrestricted cash balance of at least $1.75 million at each quarterly balance sheet date, among other matters, including, under the Securities Purchase Agreement, as follows:

●	The December 2018 Senior Convertible Note private placement investor may participate up to 50% in future equity and equity-linked securities offered by the Company during the three year period ended December 27, 2021. The Company will not effect or enter an agreement to effect any variable rate transaction.

Guaranty Agreement

The payment of all amounts due and payable under the December 2018 Senior Convertible Note are guaranteed by PAVmed Inc. and its majority-owned subsidiary Lucid Diagnostics Inc., and the obligations under the December 2018 Senior Convertible Note are secured by all of the assets of these entities pursuant to the terms of a Guaranty Agreement executed in connection with the December 2018 Senior Secured Convertible Note private placement discussed above. The Lender may transfer or assign all or any part of the December 2018 Senior Convertible Note to any person with the prior written consent of the Company, provided no consent shall be required from the Company for any transfer to an affiliate of the Lender, or upon the occurrence and during the continuance of an Event of Default, as defined.

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

The Senior Secured Note annual interest rate was 15.0%, with interest payable semi-annually in arrears on June 30 and December 30 of each calendar year, commencing December 30, 2017 (“15% interest expense”). At its sole discretion, the Company was able to defer payment of up to 50% of each of the semi-annual 15% interest expense payable, with such deferred amount added to the outstanding interest-bearing principal balance of the Senior Secured Note. In this regard, the Senior Secured Note principal balance was $5,780,116, as of December 27, 2018 with each such principal amount comprised of the initial principal of $5.0 million and the total unpaid semi-annual interest as of December 27, 2018.

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

The Senior Secured Note total interest expense of $2,392,447, for the year ended December 31, 2018, was comprised of $786,145 resulting from the 15% interest expense and $1,606,302 resulting from the amortization of the debt discount. The Senior Secured Note had remaining unamortized debt discount $1,637,972 on the December 27, 2018 date of extinguishment.

On the December 27, 2018 repayment date, the Company recognized a debt extinguishment loss of $1.4 million resulting from the difference between a $5.5 million debt reacquisition price and a $4.1 million debt carrying value, net, of the Senior Secured Note as follows:

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

Note 13 — Preferred Stock

The Company is authorized to issue 20,000,000 shares of its preferred stock, par value of $0.001 per share, with such designation, rights, and preferences as may be determined from time-to-time by the Company’s board of directors.

Series B Convertible Preferred Stock

As of December 31, 2019 and 2018, 1,158,209 and 1,069,941 shares of Series B Convertible Preferred Stock (classified in permanent equity) were issued and outstanding, including: 975,568 shares issued-upon-exchange in the March 15, 2018 Exchange Offer, as such exchange offer is discussed below, 33,325 shares of Series B Convertible Preferred Stock converted into a corresponding number of shares of common stock of the Company in July 2018, at the holders election, and a total of 215,966 shares issued in settlement of the aggregate Series B Convertible Preferred Stock dividend payouts, as discussed below.

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

As of December 31, 2019 and 2018, the Company’s board of directors declared Series B Convertible Preferred Stock dividends, of $264,599 and $382,920, respectively, each settled by the issue of 88,268 and 127,698 additional shares of Series B Convertible Preferred Stock, respectively, each in accordance with the PAVmed Inc. Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock Certificate of Designation”).

The Series B Convertible Preferred Stock dividend payable as of July 1, 2018 of earned but unpaid dividends as of June 30, 2018, was inclusive of $243,994 of total dividends related to the previously held and exchanged respective shares of Series A and Series A-1 Convertible Preferred Stock, each earned through the March 15, 2018 Exchange Date, and, upon-exchange, such dividend balance was transferred to the respective holders’ Series B Convertible Preferred Stock dividend balances.

Series B Convertible Preferred Stock dividends as of December 31, 2019 and 2018 of $69,493 and $64,196, respectively, were cumulatively earned, unpaid, accumulated, and in arrears, as the Company’s board of directors had not declared such dividends payable as of such dates, and, therefore, were not recognized as a dividend payable liability in the Company’s accompanying consolidated balance sheet. Subsequent to December 31, 2019, in January 2020, the Company’s board-of-directors declared a Series B Convertible Preferred Stock dividend payment of earned but unpaid dividends as of December 31, 2019, payable as of January 1, 2020, of $69,493, with such dividend payment settled by the issue of an additional 23,182 shares of Series B Convertible Preferred Stock; and in January 2019, the Company’s board-of-directors declared a Series B Convertible Preferred Stock dividend payment of earned but unpaid dividends as of December 31, 2018, payable as of January 1, 2019, of $64,196, with such dividend payment settled by the issue of an additional 21,413 shares of Series B Convertible Preferred Stock, with each such dividends in accordance with the Series B Convertible Preferred Stock Certificate of Designation.

Note 13 — Preferred Stock - continued

Series A and Series A-1 Convertible Preferred Stock

As a result of the completion of the Series A and Series A-1 Exchange on the March 15, 2018 Exchange Date, there were no issued and outstanding shares of Series A Convertible Preferred Stock and Series A Warrants, nor shares of Series A-1 Convertible Preferred Stock and Series A-1 Warrants, as each were fully exchanged-upon-issue of shares of Series B Convertible Preferred Stock and Series Z Warrants, respectively. Additionally, each of the corresponding Series A Warrants derivative liability and the Series A Convertible Preferred Stock conversion option derivative liability were each fully extinguished-upon-exchange as of the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer. See Note 11, Financial Instruments Fair Value Measurements, for further detail regarding each such derivative liability.

On April 13, 2018, the Company filed with the State of Delaware a Certificate of Elimination for the Series A and Series A-1 Convertible Preferred Stock to cancel all previous and future issuances of Series A and Series A-1 Convertible Preferred stock.

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

The Series A Convertible Preferred Stock provided for dividends at a rate of 8% per annum based on the $6.00 per share stated value of the Series A Convertible Preferred Stock, with such dividends compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s board of directors.. Upon the closing of the Series A and Series A-1 Exchange Offer on the March 15, 2018 Exchange Date, cumulative aggregate earned, unpaid, and undeclared Series A Convertible Preferred Stock dividends of $139,058 were transferred to the respective holders’ Series B Convertible Preferred Stock dividend balances, with such balance transferred inclusive of $26,487 earned for the period January 1, 2018 through the March 15, 2018 Exchange Date. I The Series A Convertible Preferred Stock dividends earned and undeclared for the year ended December 31, 2018 are included in the calculation of basic and diluted net loss attributable to PAVmed Inc. common stockholders for each respective period.

The Series A-1 Convertible Preferred Stock provided for dividends at a rate of 8% per annum on the $4.00 per share stated value of the Series A-1 Convertible Preferred Stock, with such dividends compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s board of directors. The Series A-1 Convertible Preferred Stock dividends from October 1, 2017 through October 1, 2021 were payable-in-kind (“PIK”) in additional shares of Series A-1 Convertible Preferred Stock. Upon the closing of the Series A and Series A-1 Exchange Offer on the March 15, 2018 Exchange Date, cumulative aggregate earned, unpaid, and undeclared Series A-1 Convertible Preferred Stock dividends of $104,936 were transferred to the respective holders’ Series B Convertible Preferred Stock dividend balances, with such balance transferred inclusive of $25,148 earned for the period January 1, 2018 through the March 15, 2018 Exchange Date. The Series A-1 Convertible Preferred Stock dividends were earned, unpaid, accumulated, and in arrears, as the Company’s board of directors had not declared such dividends payable, and, therefore, such dividends were not recognized as a dividend payable liability in the consolidated balance sheet until declared by the Company’s board of directors. The Series A-1 Convertible Preferred Stock dividends earned and undeclared for the year ended December 31, 2018 are included in the calculation of basic and diluted net loss attributable to PAVmed Inc. common stockholders for its respective period.

Note 14 — Stockholders’ Equity and Common Stock Purchase Warrants

Common Stock

As of December 31, 2019, the Company is authorized to issue up to 100,000,000 million shares of common stock, par value of $0.001 per share. There were 40,478,861 and 27,142,979 shares of common stock issued and outstanding, as of December 31, 2019 and 2018, respectively, summarized as follows:

Shares of Common Stock Issued and Outstanding
Issued and outstanding as of December 31, 2018	27,142,979
Registered offerings	5,480,000
Conversion of Senior Secured Convertible Note issued December 27, 2018	7,773,110
Employee stock purchase plan	82,772
Issued and outstanding as of December 31, 2019	40,478,861

Issued and outstanding as of December 31, 2017	14,551,234
Equity Subscription Rights Offering	9,000,000
Underwritten public offering	2,649,818
Repayment of debt - Senior Secured Note	600,000
Series W Warrant exercises	34,345
Series S Warrant exercises	274,257
Series B Convertible Preferred Stock conversion	33,325
Issued and outstanding as of December 31, 2018	27,142,979

Year Ended December 31, 2019

●	During April, May, and June 2019, a total of 5,480,000 shares of common stock of the Company were issued in registered offerings, including 4,950,000 shares issued under common stock share subscription agreements entered into with individual investors and 530,000 shares issued under a placement agency agreement, resulting in total proceeds of $5,480,000, before placement agent fees and legal fees of $101,098.

●	In 2019, a total of 7,773,110 shares of common stock of the Company were issued upon conversions of the December 2018 Senior Secured Convertible Note. See Note 12, Debt, for further information with respect to the Senior Secured Convertible Note issued December 27, 2018, including the issue of shares of common stock of the Company.

●	In October 2019, 82,772 shares of common stock were purchase by employees in participation of the Employee Stock Purchase Plan. See Note 10, Stock-Based Compensation, for further information with respect to the ESPP

Year Ended December 31, 2018

●	On December 27, 2018, 600,000 shares of common stock of the Company were issued in connection with the repayment of the Senior Secured Note debt. See Note 12, Debt, for further information with respect to the Senior Secured Note repayment.

●	The Company completed an equity subscription rights offering on the June 7, 2018 expiration date of the equity subscription period, with such transaction having a June 12, 2018 close date - referred to herein as the “June 12, 2018 Equity Subscription Rights Offering” (“ESRO”) and was completed under a registration statement on Form S-1 - File No. 333-222581 - declared effective by the SEC on May 23, 2018.

●	The June 12, 2018 Equity Subscription Rights Offering involved the Company distributing one non-transferable equity subscription for each of the 17,509,654 issued and outstanding shares of common stock of the Company, as of the record date of May 21, 2018, subject-to the acceptance by the Company of a maximum of 9,000,000 fully-paid equity subscriptions tendered as of the June 7, 2018 expiration date of the equity subscription period. The equity subscription provided for the purchase of a common stock unit at a $1.15 per unit, with each such unit comprised of one share of common stock of the Company and one Series Z Warrant, and immediately separated upon issue into its underlying components. The ESRO resulted in approximately $10.4 million of gross cash proceeds, before approximately $1.0 million of commissions and fees to the dealer-managers, and approximately $0.2 million of offering costs incurred by the Company, upon the issue of 9.0 million common stock units, comprised of one share of common stock of the Company and one Series Z Warrant, as noted above. The ESRO proceeds after the dealer-manager commissions and fees and the offering costs incurred by the Company, were allocated based on relative fair value of approximately $7.1 to the shares of common stock par value and additional paid-in capital and approximately $2.1 million to additional paid-in capital with respect to the Series Z Warrants.

Note 14 — Stockholders’ Equity and Common Stock Purchase Warrants - continued

Common Stock - continued

Year Ended December 31, 2018 - continued

●	In January 2018, the Company conducted an underwritten public offering resulting in the issue of a total of 2,649,818 shares of common stock of the Company pursuant to its previously filed and effective shelf registration statement on SEC Form S-3 - File No. 333-220549 - declared effective October 6, 2017, along with a corresponding prospectus supplement dated January 19, 2018. On January 19, 2018, the Company entered into an underwriting agreement with Dawson James Securities, Inc., as sole underwriter, under which the Company agreed to issue to the underwriter at $1.80 per share, 2,415,278 shares of common stock on a firm commitment basis and up to an additional 362,292 shares solely to cover underwriter over-allotments, if any, at the option of the underwriter, exercisable within 45 calendar days from January 19, 2018. On January 23, 2018, 2,415,278 shares of common stock of the Company were issued, and on January 25, 2018, an additional 234,540 shares of common stock of the Company were issued under the underwriter’s over-allotment, resulting in cash proceeds, net of the underwriter’s discount of $4,388,099, before $113,438 of offering costs incurred by the Company.

●	On February 8, 2018, the Company issued at total 34,345 shares of common stock from the exercise of a corresponding number of Series W Warrants, at temporary exercise price of $2.00 per share, resulting in $68,690 of cash proceeds, before offering costs of $50,520. See herein below for a discussion of the “Series W Warrants Offer-to-Exercise”.

●	In March 2018, 274,257 shares of common stock of the Company were issued, resulting from a corresponding number of Series S Warrants exercised for $2,743 of cash proceeds.

●	In July 2018, 33,325 shares of common stock of the Company were issued upon the conversion of a corresponding number of shares of Series B Convertible Preferred Stock.

Common Stock Purchase Warrants

The following table summarizes outstanding warrants to purchase common stock of the Company at the dates indicated:

	December 31, 2019	Weighted Average Exercise Price	December 31, 2018	Weighted Average Exercise Price	Expiration Date
Equity classified warrants
Series Z Warrants	16,815,039	$1.60	16,815,039	$1.60	April 2024
UPO - Series Z Warrants	53,000	$1.60	53,000	$1.60	January 2022
Series W Warrants	381,818	$5.00	381,818	$5.00	January 2022
UPO - Series W Warrants	-	-	-	-	January 2022
Series S Warrants	1,199,383	$0.01	1,199,383	$0.01	January 2032

Total	18,449,240	$1.57	18,449,240	$1.57

Note 14 — Stockholders’ Equity and Common Stock Purchase Warrants - continued

Common Stock Purchase Warrants - continued

Series Z Warrants

There were 16,815,039 Series Z Warrants issued and outstanding as of December 31, 2019 and 2018, including: the initial issue of 2,739,190 Series Z Warrants on the March 15, 2018 Exchange Date of the Series A and Series A-1 Exchange Offer; the issue of 5,075,849 Series Z Warrants on the April 5, 2018 Exchange Date of the Series W Warrants Exchange Offer; and the issue of 9,000,000 Series Z Warrants on the June 12, 2018 close date of the Equity Subscription Rights Offering.

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

Series W Warrants

There were 381,818 Series W Warrants issued and outstanding as of December 31, 2019 and 2018. The Series W Warrants have an exercise price of $5.00 per share, with such exercise price not subject to further adjustment, except in the event of stock dividends, stock splits or similar events affecting the common stock of the Company, and became exercisable on October 28, 2016 and expire on January 29, 2022, or earlier upon redemption by the Company, as discussed below. Under no circumstances will the Company be required to net cash settle the Series W Warrants, nor to pay any liquidated damages resulting from a failure to satisfy any obligations under the Series W Warrant.

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

	Series Z Warrants	Series W Warrants

Calculated aggregate estimated fair value	$3,304,377	$2,537,921
Series Z Warrants issued-upon-exchange	5,075,849	-
Series W Warrants extinguished-upon-exchange	-	10,151,682
Value of common stock	$1.66	$1.66
Exercise price per share	$3.00	$5.00
Expected term (years)	2.7	3.8
Volatility	55%	55%
Risk free rate	2.7%	2.5%
Dividend yield	0%	0%

Note 14 — Stockholders’ Equity and Common Stock Purchase Warrants - continued

Common Stock Purchase Warrants - continued

Series W Warrants - continued

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

Series S Warrants

There were 1,199,383 Series S Warrants issued and outstanding as of December 31, 2019 and 2018, respectively. Previously, under the Note and Security Purchase Agreement with Scopia, the Company issued a total of 2,660,000 Series S Warrants to Scopia and its designees, which were immediately exercisable upon issuance and each may be exercised for one share of common stock of the Company at an exercise price of $0.01 per share, with such exercise price not subject to further adjustment, except for the effect of stock dividends, stock splits or similar events affecting the common stock of the Company. The Series S Warrants may be exercised for cash or on a cashless basis. The Senior Secured Note and the Series S Warrants are freestanding financial instruments, as the Series S Warrants were immediately legally detachable from the Senior Secured Note and were immediately exercisable. Under no circumstances will the Company be required to net cash settle the Series S Warrants, nor to pay any liquidated damages resulting from a failure to satisfy any obligations under the Series S Warrant. The Series-S Warrants are classified as equity in the consolidated balance sheet.

Subsequent to December 31, 2019, in January 2020, the remaining 1,199,383 Series S Warrants were exercised for $11,994 of cash proceeds and the issue of a corresponding number of shares of common stock of the Company. Previously, in March 2018, a total of 274,257 Series S Warrants exercised for $2,743 of cash proceeds, resulting in the issue of a corresponding number of a shares of common stock of the Company.

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

Note 14 — Stockholders’ Equity and Common Stock Purchase Warrants - continued

Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity for the periods indicated is as follows:

	Year Ended
	December 31, 2019	December 31, 2018
NCI - equity (deficit) - beginning of period	(161,512)	-
Investment in majority-owned subsidiary- Lucid Diagnostics Inc.	-	1,812
Investment in majority-owned subsidiary- Solys Diagnostics Inc.	889	-
Share Subscription Receivable - Solys Diagnostics Inc.	(889)	-
Net loss attributable to NCI- Lucid Diagnostics Inc.	(801,224)	(204,072)
Net loss attributable to NCI- Solys Diagnostics Inc.	(9,666)	-
Stock-based compensation expense - Lucid Diagnostics Inc 2018 Equity Plan	158,123	40,748
NCI - equity (deficit) - end of period	(814,279)	(161,512)

The consolidated noncontrolling interest presented above is with respect to the Company’s majority-owned subsidiaries Lucid Diagnostics Inc. (inception date of May 8, 2018) and Solys Diagnostics Inc. (inception date of October 7, 2019).

As of December 31, 2019, there were 10.0 million shares of common stock of Lucid Diagnostics Inc. issued and outstanding, of which PAVmed Inc. holds a 81.875% majority-interest ownership and has a controlling financial interest, with the remaining 18.125% minority-interest ownership held by CWRU and each of the three physician inventors of the “EsoGuard Technology”. Accordingly, Lucid Diagnostics Inc. is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the consolidated balance sheet as of December 31, 2019 and December 31, 2018, along with the recognition of a net loss attributable to the NCI in the consolidated statement of operations in the year ended December 31, 2019 and December 31, 2018.

As of December 31, 2019, there were 9,189,190 shares of common stock of Solys Diagnostics Inc. issued and outstanding, of which PAVmed Inc. holds a 90.3235% majority-interest ownership and has a controlling financial interest, with the remaining 9.6765% minority-interest ownership held by unrelated third parties. Accordingly, Solys Diagnostics Inc. is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the consolidated balance sheet as of December 31, 2019, along with the recognition of a net loss attributable to the NCI in the consolidated statement of operations in the year ended December 31, 2019.

See Note 10, Stock-Based Compensation, for further information with respect to the PAVmed Inc. 2014 Equity Plan, the Lucid Diagnostics Inc. 2018 Equity Plan, and the corresponding consolidated stock-based compensation expense recognized by the Company.

Note 15 — Loss Per Share

The “Net loss per share - attributable to PAVmed Inc. - basic and diluted” and “Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted” - for the respective periods indicated - is as follows:

	Year Ended
	December 31,
	2019	2018
Numerator
Net loss - before noncontrolling interest	$(17,268,131)	$(18,172,822)
Net loss attributable to noncontrolling interest	810,890	204,072
Net loss - as reported, attributable to PAVmed Inc.	$(16,457,241)	$(17,968,750)

Convertible Preferred Stock dividends(1):
Series B	$(269,895)	$(203,123)
Series A-1	—	(25,148)
Series A	—	(26,487)

Series A and Series A-1 Exchange Offer - March 15, 2018 - deemed dividend - incremental fair value - Series B Convertible Preferred Stock issued-upon-exchange of Series A Convertible Preferred Stock	—	(726,531)

Series A and Series A-1 Exchange Offer - March 15, 2018 - Series B Convertible Preferred Stock issued-upon-exchange of Series A-1 Convertible Preferred Stock	—	199,241

Net loss attributable to PAVmed Inc. common stockholders	$(16,727,136)	$(18,750,798)

Denominator
Weighted-average common shares outstanding basic and diluted(2) (3)	30,197,458	22,276,347

Loss per share
Basic and diluted
- Net loss - as reported, attributable to PAVmed Inc.	$(0.54)	$(0.81)
- Net loss attributable to PAVmed Inc. common stockholders	$(0.55)	$(0.84)

Note 15 — Loss Per Share - continued

The common stock equivalents excluded from the computation of diluted weighted average shares outstanding have as their inclusion would be anti-dilutive, are as follows:

	December 31,
	2019	2018
Stock Options and Unvested Restricted Stock Awards	5,903,529	3,327,140
Unit purchase options - “UPO-Z” /”UPO-W” - as to shares of common stock(4)	53,000	53,000
Unit purchase options - “UPO-Z” - as to shares underlying Series Z Warrants(4)	53,000	53,000
Series Z Warrants	16,815,039	16,815,039
Series W Warrants	381,818	381,818
Series S Warrants(5)	-	1,199,383
Series B Convertible Preferred Stock(6)	1,158,209	1,069,941

Total	24,364,595	22,899,321

(1)	The convertible preferred stock dividends earned as of the each of the respective periods noted, are included in the calculation of basic and diluted net loss attributable to PAVmed Inc. common stockholders for each respective periods presented, including: with respect to the Series B Convertible Preferred Stock, for the year ended December 31, 2019 and from March 16, 2018 to December 31, 2018, and with respect to each of the Series A-1 and Series A Convertible Preferred Stock, from January 1, 2018 to March 15, 2018;

(2)	Basic weighted-average number of shares of common stock outstanding for the years ended December 31, 2019 and 2018 include the shares of the Company issued and outstanding during the year ended December 31, 2019, and during the year ended December 31, 2019, the Series S Warrants for the period February 1, 2019 to December 31, 2019 (as discussed herein below), each on a weighted average basis. The basic weighted average number of shares outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive.

(3)	The Series B Convertible Preferred Stock has the right to receive common stock dividends, and prior to the March 15, 2018 Exchange Date of the Series A and Series A Exchange Offer, holders of the Series A Warrants and the Series A-1 Warrants previously had the right to receive common stock dividends. As such, the Series B Convertible Preferred Stock and the Series A Warrants and Series A-1 Warrants would potentially been considered participating securities under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

(4)	On August 22, 2018, the “UPO Exchange Offer” was completed, wherein, 53,000 “UPO-Z” were issued-upon-exchange of all the previously issued and outstanding 53,000 UPO-W. The UPO-Z may be exercised to purchase a unit comprised of one share of common stock of the Company and one Series Z Warrant; and the UPO-W was exercisable to purchase a unit comprised of one share of common stock of the Company and one Series W Warrant. See Note 14, Stockholders’ Equity and Common Stock Purchase Warrants, for a discussion of the UPO-Z, UPO-W, and the August 22, 2018 UPO Exchange Offer.

(5)	The Series S Warrants were issued in connection with the Note and Security Purchase Agreement with Scopia Holdings LLC. The Series S Warrants were not included in weighted average shares outstanding for the year ended December 31, 2018 due to certain contractual restrictions on the ability of the holder to exercise the Series S Warrant, with such contractual restrictions ending in January 2019.

(6)	If converted at the election of the holder, the shares of Series B Convertible Preferred Stock issued and outstanding would result in a corresponding number of additional outstanding shares of common stock of the Company.

Note 16 — Subsequent Events

Other Matters

Except as otherwise noted herein, the Company has evaluated subsequent events through the date of filing of this Annual Report on Form 10-K and determined there to be no further events requiring adjustments to the consolidated financial statements and /or disclosures therein.

