Form 10-K/A
period 2019-12-31
PAVmed Inc.
filed 2020-04-24
CIK 1624326

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

PAVmed Inc. (“PAVmed” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019, previously filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2020 (the “Original Form 10-K”).

This Amendment No. 1 is being filed to include the information required by Items 10 through 14 of Part III of Form 10-K, because the Company does not expect to file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2019. In connection with the filing of this Amendment No. 1, as required pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is including with this Amendment No. 1 new certifications by its principal executive officer and principal financial officer, and accordingly, Item 15 of Part IV has been amended to reflect the filing of these new certifications.

Except as set forth above, this Amendment No. 1 does not amend, modify, or update any disclosures contained in the Original Form 10-K. Nothing contained in this Amendment No. 1 updates any disclosure contained in the Original Form 10-K to reflect any events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with the Company’s other filings with the SEC.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age and position of each of the Company’s executive officers and directors.

Name	Age	Position
Lishan Aklog, M.D.	54	Chairman and Chief Executive Officer
Dennis M. McGrath	63	President, Chief Financial Officer and Corporate Secretary
Michael J. Glennon	54	Vice Chairman and Director
Brian J. deGuzman, M.D.	56	Chief Medical Officer
Ronald M. Sparks	65	Director
James L. Cox, M.D.	77	Director
David S. Battleman, M.D.	53	Director
David Weild IV	63	Director

Lishan Aklog, M.D. has been the Company’s Chairman and Chief Executive Officer since its inception. Dr. Aklog has also served as a member of the board of directors of HCFP, Inc., a financial advisory and investment firm, since its inception, and as a co-founding Partner of both Pavilion Holdings Group (“PHG”), a medical device holding company, since its inception in 2007 and Pavilion Medical Innovations (“PMI”), a venture-backed medical device incubator, since its inception in 2009. Dr. Aklog previously served as Chairman and Chief Technology Officer of Vortex Medical Inc., a PHG portfolio company, from its inception in 2008 until its acquisition in October 2012 by AngioDynamics Inc. (Nasdaq: ANGO) for $55 million. Dr. Aklog has been a consultant to Biomet Inc., now Zimmer Biomet (NYSE: ZBH), since 2009. He previously served as a consultant to AngioDynamics, from 2012 to 2016, Edward Lifesciences Corp. (NYSE: EW), from 2007 to 2012, On-X Life Technologies Inc. from 2009 to 2012 and Atricure Inc. (Nasdaq: ATRC) from 2007 to 2016. Dr. Aklog also previously served on the Scientific Advisory Boards of numerous leading medical device companies, including Medtronic, St. Jude Medical, Guidant Cardiac Surgery (now, Maquet Cardiovascular) and Cardiovations (then, a division of Johnson & Johnson). Dr. Aklog is an inventor on 13 issued patents and over 30 patent applications, including the core patents of Vortex Medical’s AngioVac system and the patents for a majority of the Company’s products. Prior to entering the medical device industry full-time in 2012, Dr. Aklog was, from 2006 to 2012, Associate Professor of Surgery, Chief of Cardiovascular Surgery and Chair of The Cardiovascular Center at St. Joseph’s Hospital and Medical Center’s Heart and Lung Institute in Phoenix, Arizona. From 2002 to 2006, Dr. Aklog was Assistant Professor of Cardiothoracic Surgery, Associate Chief of Cardiac Surgery and Director of Minimally Invasive Cardiac Surgery at Mount Sinai Medical Center in New York. From 1999 to 2002, Dr. Aklog was Assistant Professor of Surgery at Harvard Medical School, Director of the Cardiac Surgery Research Laboratory and an attending cardiac surgeon at Brigham and Women’s Hospital in Boston. Dr. Aklog received his clinical training in general and cardiothoracic surgery at Brigham and Women’s Hospital and Boston Children’s Hospital, during which he spent two years as the Medtronic Research Fellow at Harvard Medical School’s Cardiac Surgery Research Laboratory. He was then awarded the American Association of Thoracic Surgery Traveling Fellowship pursuant to which he received advanced training in heart valve surgery under renowned cardiac surgeons Sir Magdi Yacoub at Harefield Hospital in London and Professor Alain Carpentier at L’Hopital Broussais in Paris. Dr. Aklog is a co-author on 38 peer-reviewed articles and 10 book chapters. He has served on the Editorial Board of the Journal of Cardiothoracic Surgery since 2006. He is a member of numerous professional societies and has been elected to the American Association of Thoracic Surgery. He served on the Board of Directors of the International Society for Minimally Invasive Cardiothoracic Surgery from 2006 to 2009 and as President of the 21st Century Cardiothoracic Surgery Society in 2011. Dr. Aklog was recognized as one of America’s Top Doctors in the Castle Connolly Guide from 2002 to 2013. He serves as Chairman of the Boston ECG Project Charitable Foundation and the New York Executive Committee of Human Rights Watch. Dr. Aklog received his A.B., magna cum laude , in Physics from Harvard University, where he was elected to Phi Beta Kappa. Dr. Aklog received his M.D., cum laude, from Harvard Medical School. The Company believes Dr. Aklog is well-qualified to serve on the Company’s Board of Directors (the “Board”) due to his extensive experience in founding and building successful medical device companies, his distinguished career as an academic cardiac surgeon, his recognition as a thought leader and innovator both as a surgeon and a medical device entrepreneur and his widespread relationships in the healthcare and medical device communities.

PART III

Item 10. Directors, Executive Officers and Corporate Governance (continued)

Directors and Executive Officers (continued)

Dennis M. McGrath has served as the Company’s President since March 2019 (having served as Executive Vice President from March 2017 to March 2019) and as the Company’s Chief Financial Officer since March 2017. Previously, from 2000 to 2017 Mr. McGrath served in several senior level positions of PhotoMedex, Inc. (formerly, Nasdaq: PHMD), a global manufacturer and distributor of medical device equipment and services, including from 2011 to 2017 as director, President, and Chief Financial Officer. Prior to PhotoMedex’s reverse merger with Radiancy, Inc in December 2011, he also served as Chief Executive Officer from 2009 to 2011 and served as Vice President of Finance and Chief Financial Officer from 2000 to 2009. He received honors as a P.A.C.T. (Philadelphia Alliance for Capital and Technology) finalist for the 2011 Investment Deal of the Year, award winner for the SmartCEO Magazine 2012 CEO of the Year for Turnaround Company, and finalist for the Ernst & Young 2013 Entrepreneur of the Year. He has extensive experience in mergers and acquisitions, both domestically and internationally, and particularly involving public company acquisitions, including Surgical Laser Technologies, Inc, (formerly, Nasdaq: SLTI), ProCyte Corporation (formerly, Nasdaq: PRCY), LCA Vision, Inc. (formerly, Nasdaq: LCAV) and Think New Ideas, Inc. (formerly, Nasdaq: THNK). Prior to PhotoMedex, he served in several senior level positions of AnswerThink Consulting Group, Inc. (then, Nasdaq: ANSR, now, The Hackett Group, Nasdaq: HCKT), a business consulting and technology integration company, including from 1999 to 2000 as Chief Operating Officer of the Internet Practice, the largest division of AnswerThink Consulting Group, Inc., while concurrently during the merger of the companies, serving as the acting Chief Financial Officer of Think New Ideas, Inc. (then, Nasdaq: THNK, now, Nasdaq: HCKT), an interactive marketing services and business solutions company. Mr. McGrath also served from 1996 until 1999 as Chief Financial Officer, Executive Vice President and director of TriSpan, Inc., an internet commerce solutions and technology consulting company, which was acquired by AnswerThink Consulting Group, Inc. in 1999. During his tenure at Arthur Andersen & Co., where he began his career, he became a Certified Public Accountant in 1981 and he holds a B.S., maxima cum laude, in accounting from LaSalle University. In addition, he serves as the audit chair and a director of several medical device companies, including DarioHealth Corp. (Nasdaq: DRIO), Cagent Vascular, LLC and BioVector, Inc. Formerly from 2007 to 2009, Mr. McGrath served as a director of Embrella Cardiovascular, Inc. (sold to Edwards Lifesciences Corporation, NYSE: EW). He also serves on the Board of Visitors for Taylor University and as Chairman of the Board of Trustees of Manor College.

Michael J. Glennon has served as the Company’s Vice Chairman and a director since October 2014. Mr. Glennon has served as a co-founding Partner of both PHG and PMI since their respective inceptions in 2007 and 2009 and also serves as Chairman and Chief Executive Officer of PMI. Mr. Glennon has served as President, Chief Executive Officer and a director of Saphena Medical since February 2013 and Cruzar Medsystems since July 2013 and as a director of Kaleidoscope Medical since January 2013. Mr. Glennon was the President and Chief Executive Officer of Vortex Medical from its inception in 2008 until its acquisition in October 2012 by AngioDynamics. From 2005 to 2007, Mr. Glennon was Senior Vice President - Sales and Marketing for Accellent Inc., a market-leading provider of outsourced precision manufacturing and engineering services to the medical device industry. Accellent was a portfolio company of DLJ Merchant Banking Partners and was acquired in 2005 by KKR and Bain Capital. From 2004 to 2005, Mr. Glennon was a Cardiac Rhythm Management District Manager at Medtronic. From 1996 to 2004, Mr. Glennon was a Sales Manager at Guidant including seven years at Guidant Cardiac Surgery (now, Maquet Cardiovascular). He was instrumental in the launch and rapid growth of VasoView, the first endoscopic vessel harvesting technology, which became the standard of care in coronary bypass surgery. From 1993 to 1995, Mr. Glennon worked for Origin Medsystems which was acquired by Eli Lilly and subsequently spun out as part of Guidant. Previously, Mr. Glennon was with Stryker Endoscopy and Storz Instrument Company. Mr. Glennon received his B.S. in Business Administration from the University of New Hampshire. The Company believes Mr. Glennon is well-qualified to serve on the Board due to his significant experience in the marketing and sale of a broad range of medical devices, his expertise in the development and manufacturing of medical devices, his experience launching, building and running successful medical device companies, and his extensive relationships in the medical device industry and the broader medical community.

PART III

Item 10. Directors, Executive Officers and Corporate Governance (continued)

Directors and Executive Officers (continued)

Brian J. deGuzman, M.D. was appointed Executive Vice President of Clinical Affairs in February 2020, has served as the Company’s Chief Medical Officer since October 2014, and served as a director for the company from October 2014 to January 2015. Dr. deGuzman has served as a co-founding Partner of Pavilion Holdings Group and Pavilion Medical Innovations since their respective inceptions in 2007 and 2009. Dr. deGuzman was the President and Chief Executive Officer of Kaleidoscope Medical that was founded in 2013 and has also served as a Senior Advisor to PMI portfolio companies Saphena Medical since February 2013 and Cruzar Medsystems since July 2013. Dr. deGuzman served as Chief Medical Officer of Vortex Medical from inception until its sale to AngioDynamics in 2012. During his surgical career, Dr. deGuzman was a consultant to various medical device companies, including Edward Lifesciences, AngioDynamics, Zimmer-Biomet and Atricure, and served on the Revascularization Scientific Advisory Board of Maquet Cardiovascular (formerly Boston Scientific and Guidant Cardiac Surgery). Prior to moving into the medical device industry full-time in 2012, Dr. deGuzman was Assistant Professor of Surgery, Associate Chief of Cardiovascular Surgery, and Surgical Director of the Atrial Fibrillation Clinic and Cardiothoracic Surgical Intensive Care Unit at St. Joseph’s Hospital and Medical Center’s Heart and Lung Institute from 2006 to 2012. From 2002 to 2006, Dr. deGuzman was Assistant Professor of Surgery at Tufts University School of Medicine and an attending cardiac surgeon at the Lahey Clinic Medical Center in Massachusetts. From 2001 to 2002, Dr. deGuzman was a Clinical Associate of Cardiac Surgery at the Cleveland Clinic. Dr. deGuzman received his general surgical training at the University of Connecticut/Hartford Hospital, was a Research Fellow at Harvard Medical School’s Cardiac Surgery Research Laboratory and received his cardiothoracic surgical training at Brigham and Women’s Hospital and Boston Children’s Hospital. Dr. deGuzman was recognized as a Top Doctor in Cardiovascular Surgery by Boston Magazine. Dr. deGuzman received his B.S. in Biology from Boston College and his M.D. from Georgetown University School of Medicine.

Ronald M. Sparks has served as a director since January 2015. Mr. Sparks has more than 42 years of executive experience in the medical device industry and has launched over 50 products across a wide spectrum of specialties, including orthopedics, endoscopy, wound management, cardiology, interventional radiology, diagnostic imaging, ophthalmology and otology. From 2007 to October 2013, he served as a Healthcare Industry Executive at Avista Capital Partners, a private equity firm. Mr. Sparks served as Chairman and Chief Executive Officer of Navilyst Medical Inc., which was formed by Avista Capital to acquire the fluid management and venous access business units of Boston Scientific, from its inception in 2008 until its acquisition in May 2012 by AngioDynamics for $372.0 million. From 2003 to 2007, he served as President, Chief Executive Officer and a director of Accellent, a market-leading provider of outsourced precision manufacturing and engineering services to the medical device industry. Accellent was a portfolio company of DLJ Merchant Banking Partners and was acquired in 2005 by KKR and Bain Capital. During his tenure at Accellent, he was recognized as the Credit Suisse/DLJ Merchant Bank 2005 CEO of The Year. From 1986 to 2003, he served in various leadership roles at Smith & Nephew as a member of the Group Executive Committee, President of the Endoscopy Division, President of the Wound Management Division and Vice President of Finance. Earlier in his career, he served in various finance roles at Richards Medical, Dyonics and Union Carbide Imaging. Mr. Sparks is a fellow of the American Sports Medicine Institute, a Trustee of the Arthroscopy Association of North America Education Foundation and Honorary Lifetime Member of the International Society of Arthroscopy, Knee Surgery and Orthopedic Sports Medicine. He has previously served on numerous boards and industry councils, including AdvaMed, the National Subacute Care Association, the American College of Foot and Ankle Surgeons, the American Council of Orthopedic Surgeons and the Society of Interventional Radiology. Mr. Sparks received his B.S. in Finance and Accounting from the University of Massachusetts and attended the INSEAD Advanced Management Program at the European Institute of Business Administration in Fontainebleau, France. The Company believes Mr. Sparks is well-qualified to serve on the Board due to his executive leadership roles at numerous medical device companies, his history of success in launching over 50 new medical device products in 16 years, his extensive experience in acquiring and integrating 14 medical device companies over 15 years, his execution of public financings, and his strong relationships in the medical community and with private equity and investment banking firms active in the medical device space.

PART III

Item 10. Directors, Executive Officers and Corporate Governance (continued)

Directors and Executive Officers (continued)

James L. Cox, M.D. has served as a director since January 2015. Dr. Cox is a cardiac surgeon, scientific investigator and medical device entrepreneur who pioneered the field of surgical intervention for cardiac arrhythmias, including the eponymous Cox-Maze procedure for the treatment of atrial fibrillation. In January 2017, he became the Surgical Director of the Center for Heart Rhythm Disorders at the Bluhm Cardiovascular Institute and the Visiting Professor of Surgery at the Feinberg School of Medicine at Northwestern University. In September 2018, he was appointed as full-time Professor of Surgery at the Feinberg School of Medicine at Northwestern University. From 1983 to 1997, Dr. Cox served as Professor of Surgery and Chief of the Division of Cardiothoracic Surgery at Washington University School of Medicine and Cardiothoracic Surgeon-in-Chief at Barnes Hospital in St. Louis. During this tenure, he became the first Evarts A. Graham Professor of Surgery and Vice-Chair of the Department of Surgery. From 2005 to December 2016, Dr. Cox was the Emeritus Evarts A. Graham Professor of Surgery at Washington University in St. Louis. Dr. Cox was also previously Professor and Chairman of the Department of Thoracic and Cardiovascular Surgery at Georgetown University Medical Center and Associate Professor of Surgery at Duke University Medical Center. Dr. Cox has had a distinguished and highly productive academic career. He has published over 380 peer-reviewed scientific articles and has served on the editorial boards of numerous journals, including Circulation, the Journal of Thoracic and Cardiovascular Surgery, the Annals of Surgery, and the Journal of Electrophysiology. His laboratory has received continuous NIH funding for its research on the surgical treatment of cardiac arrhythmias. Dr. Cox has served in leadership positions at numerous professional organizations. He was the 81st President of the American Association of Thoracic Surgery and a director of the American Board of Thoracic Surgery. He has been invited to lecture and perform surgery as a visiting professor at hundreds of institutions around the world. He has received numerous awards and honors for his clinical and scientific work, most notably as one of 30 “Pioneers in Thoracic and Cardiovascular Surgery” at a ceremony commemorating the 50th anniversary of the specialty. He is the only person to ever receive the Distinguished Scientist Awards from the Heart Rhythm Society, the Society of Thoracic Surgeons, and the American Society for Thoracic Surgery. Dr. Cox is the 2020 recipient of the Jacobson Innovation Award from the 82,000-member American College of Surgeons, the highest honor awarded by that organization which is awarded to only one American surgeon annually. Dr. Cox holds over 30 issued patents. He has been instrumental in the development of six medical device companies, including Epicor Medical, which was acquired by St. Jude Medical in 2004 for $200 million, and 3F Therapeutics (co-founder and board member), which was acquired in 2006 by ATS Medical for $40 million, ATS Medical (Medical Director), which was acquired by Medtronic in 2010 for $370 million, and Harpoon Medical (board member), which was acquired by Edwards LifeSciences in 2017 for $250 million. Dr. Cox has served on numerous scientific advisory boards, including Medtronic, St. Jude Medical, Atricure, SentreHEART and CorMatrix, and has served on the Board of Directors of 5 different companies. He is also the Founder and Chairman of the Board of Directors of the World Heart Foundation, a not-for-profit organization devoted to improving access to cardiac surgery, which was active in over 75 developing countries around the world from 2000 to 2012. Dr. Cox received his general and cardiothoracic surgical training at Duke University School of Medicine, during which time he spent two years in the U.S. Army Medical Corps. Dr. Cox received his M.D. from the University of Tennessee, where he received the Alpha Omega Alpha Distinguished Graduate Award as the outstanding student in his class. The Company believes Dr. Cox is well-qualified to serve on the Board due to his distinguished career as a world-renowned cardiac surgeon and scientific investigator, his recognition as a thought leader and innovator both as a surgeon and medical device entrepreneur, his extensive experience in the medical device industry and his widespread relationships in all segments of the healthcare community.

PART III

Item 10. Directors, Executive Officers and Corporate Governance (continued)

Directors and Executive Officers (continued)

David S. Battleman, M.D. has served as a director since August 2017. Dr. Battleman is a seasoned healthcare executive with over 15 years of experience, spanning academia, industry and management consulting. Prior to establishing his own consulting firm, TrueNorth Lifesciences, in August 2012, Dr. Battleman served as a senior principal in the pharmaceutical/medical device consulting practice within IMS Health (currently IQVIA, NYSE: IQV), a Fortune 500 company providing data and consulting services to the pharmaceutical and medical industries. Prior to joining IMS, Dr. Battleman served as a management consultant in the healthcare practice of Bain & Company, a leading strategy and management consulting firm. Within industry, Dr. Battleman served as a director for Pfizer Pharmaceuticals (NYSE: PFE) where he was responsible for developing value-based product strategy across Pfizer’s cardiovascular portfolio, ranging from early-stage to marketed products. And within academia, Dr. Battleman was an assistant professor of public health and internal medicine at Cornell University’s Weill Cornell Medical College. There, Dr. Battleman’s research focused primarily on the areas of health economics and technology assessment and he has published both original research and expert reviews in these areas. Dr. Battleman holds an M.D. from Weill Cornell Medical College, an M.B.A. from the University of Pennsylvania’s Wharton School of Business, and an M.Sc. in clinical epidemiology & quantitative methods from the Harvard School of Public Health. Dr. Battleman also holds his Series 63 & 82 licenses and is a FINRA registered representative with Pickwick Capital Partners. The Company believes Dr. Battleman is well-qualified to serve on the Board due to his extensive experience as medical device consultant with Fortune 500 companies, his integration of medicine, science, and business education and training and the practical application of that training, his background in developing value-based strategy within the pharmaceutical space and his strong relationships in the medical community and with private equity and investment banking active in the medical device space.

Pursuant to the note purchase agreement (“NPA”) between the Company and its former lender, Scopia Holdings LLC (“Scopia”), dated June 30, 2017, Scopia had the ability to nominate (and remove) one member of the Board. Scopia designated David S. Battleman, M.D., as its nominee to serve as a director. Scopia’s right to nominate (and remove) one member of the Board expired upon the repayment in full of the note issued under the NPA on December 27, 2018. Pursuant to an arrangement with Scopia, Dr Battleman received from the Lender a stipend of $50,000 per year until the repayment in full of the note issued under the NPA and received a bonus of $50,000 upon such repayment.

David Weild IV has served as a director since February 2015. He is the founding Chairman and Chief Executive Officer of Weild & Co., Inc., established in late 2013 and refocused in August 2016 as an innovative investment bank serving the growth economy. Since 2003, Mr. Weild has also been Manager of Weild Capital, LLC, a FINRA-registered broker-dealer, which is now a wholly-owned subsidiary of Weild & Co. Mr. Weild also served as Senior Advisor - Capital Markets to Grant Thornton LLP, a leading public accounting firm, from 2008 to 2013. Previously, Mr. Weild served as Vice Chairman, Executive Vice President and Head of Listed Companies, and a member of the Executive Committee of Nasdaq from 2000 to 2003. Prior to joining Nasdaq, from 1987 to 2000, Mr. Weild held positions of increasing responsibility at Prudential Securities Inc., including Vice President and Equity Syndicate Manager, Managing Director and Head of the Global Equity Transactions Group, Managing Director and Head of Corporate Finance and President of PrudentialFinancial.com, including PrudentialSecurities.com. Mr. Weild is a recognized expert on capital formation and capital markets structure and has co-authored a number of definitive white papers, studies and articles which have been cited by legislators, regulators, academics, the IPO Task Force, the Equity Capital Formation Task Force and the White House Jobs Council and which are widely regarded as having served as catalysts for reforms and new legislation, including the JOBS Act. Mr. Weild has spoken at the G-20 and testified before Congress and the SEC. Mr. Weild has also presented to the Organization of Economic Cooperation and Development (OECD) about the role of stock market reforms in driving economic growth. Mr. Weild received his B.A. from Wesleyan University and his M.B.A. from New York University Stern School of Business and also studied at the Sorbonne and on exchange at the Ecoles des Hautes Etudes Commerciales (HEC Paris) and the Stockholm School of Economics. The Company believes Mr. Weild is well-qualified to serve on the Board due to his extensive experience in corporate finance, including more than 1,000 equity offerings during his career, his deep knowledge and recognized leadership in capital formation and capital markets structure and his widespread relationships in the financial community.

PART III

Item 10. Directors, Executive Officers and Corporate Governance (continued)

Family Relationships

There are no family relationships among any of the Company’s directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and certain officers and holders of more than 10% of the Company’s common stock to file with the SEC initial reports of ownership of the Company’s common stock and other equity securities on Form 3 and reports of changes in such ownership on a Form 4 or Form 5. These Section 16 reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, during the fiscal year ended December 31, 2019, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis, except for the following:

David S. Battleman, a member of the Company’s board of directors, filed a Form 4 on March 12, 2019, which included one transaction not timely reported (the grant of an employee stock option to purchase 200,000 shares of common stock to Dr. Battleman on March 7, 2019).

James L. Cox, a member of the Company’s board of directors, filed a Form 4 on March 12, 2019, which included one transaction not timely reported (the grant of an employee stock option to purchase 200,000 shares of common stock to Dr. Cox on March 7, 2019).

Code of Ethics

The Company has a code of ethics that applies to all of its executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of the Company’s business. This code of ethics is posted on the Company’s corporate website at www.pavmed.com. In addition, the Company intends to post on its website disclosures that are required by law concerning any amendments to, or waivers from, any provision of the Company’s code of ethics.

Procedures for Shareholder Recommendations of Nominees to the Board

There have been no material changes to the procedures by which security holders may recommend nominees to the Board.

Audit Committee

The Board has a separately standing audit committee. The audit committee consists of Messrs. Weild and Sparks and Dr. Battleman, each of whom is an independent director under the Nasdaq listing standards and “independent” as defined in Rule 10A-3 of the Exchange Act.

The Board has determined Dr. Battleman and Messrs. Weild and Sparks each qualify as an “audit committee financial expert” as defined under rules and regulations of the SEC.

As required by the Nasdaq listing standards, the audit committee will at all times be composed exclusively of independent directors who are “financially literate.” Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and statement of cash flows. In addition, the Company must certify to Nasdaq the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Each of the members of the audit committee who qualifies as an “audit committee financial expert” also qualifies as financially sophisticated under the Nasdaq listing standards.

PART III

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth all compensation of the Company’s named executive officers for the fiscal years ended December 31, 2019 and 2018.

Named Executive Officer/Principal Position	Year	Salary		Equity Incentive Awards Estimated Fair Value(4)	Bonus(5)	All Other Compensation		Total
Lishan Aklog, M.D.	2019	$431,000		—	$215,500	$31,350	(6)	$677,850
Chairman of the Board and Chief Executive Officer	2018	$346,000	(1)	$135,893	$290,500	$—		$772,393
Dennis M. McGrath	2019	$345,000		—	$172,500	—		$517,500
President, Chief Financial Officer and Corporate Secretary	2018	$307,500	(2)	$135,893	$247,500	$6,750	(2)	$697,643
Brian J. deGuzman	2019	$305,000		—	$122,000	$28,313	(7)	$455,313
Chief Medical Officer	2018	$292,500	(3)	$69,650	$122,000	$—		$484,150

(1)

Effective November 1, 2014, the Company entered into a five-year employment agreement with Lishan Aklog, M.D. to serve as its Chief Executive Officer. The employment agreement was amended and restated on March 15, 2019 in order to, among other things, extend the term through March 15, 2022. Under the employment agreement, Dr. Aklog earned an annual base salary of $295,000 through August 15, 2018. Commencing on August 16, 2018, his base salary became $431,000. Additionally, Dr. Aklog’s employment agreement provides for a guaranteed annual bonus equal to 50% of base salary, payable on January 1 of each year, as well as eligibility to earn additional discretionary annual performance bonuses upon meeting certain objectives as determined by the Board.

Under the terms of the NPA between the Company and its former lender, Scopia, effective with the first bi-monthly payroll in July 2017, the CEO agreed to payment of a reduced salary of $4,200 per month, with the payment of such earned but unpaid salary to occur on the earlier of (a) the date of FDA 510(k) clearance for the PortIO™ product was obtained or (b) the date the aggregate remaining unpaid principal balance of the promissory note was repaid in full. Subsequently, Scopia irrevocably waived compliance with this provision by the Company and Dr. Aklog on a prospective basis commencing February 1, 2018, provided that, the earned but unpaid CEO salary for the period July 1, 2017 to January 31, 2018 could only be paid upon the promissory note being repaid in full. The promissory note was repaid in full on December 27, 2018. In January 2019, the Company paid in full the earned but unpaid salary to Dr. Aklog.

(2)	On March 20, 2017, the Company entered into a two-year employment agreement with Dennis M. McGrath, to serve as the Company’s Executive Vice President and Chief Financial Officer. The employment agreement was amended and restated on March 15, 2019 in order to, among other things, extend the term through March 15, 2022 and provide for Mr. McGrath to serve as the Company’s President. Under the employment agreement, Mr. McGrath earned an annual base salary of $285,000 through August 15, 2018. Commencing on August 16, 2018, his base salary became $345,000. Additionally, Mr. McGrath’s employment agreement provides for a discretionary annual performance bonus with a target of 50% of the then current annual base salary, based upon his performance and the Company’s performance over the preceding year, as determined by the compensation committee. For the period May 1, 2017 to March 31, 2018, his employment agreement also provided for a housing and travel allowance of up to $2,250 per month.

(3)	Effective July 1, 2016, the Company entered into a five-year employment agreement with Dr. Brian J. deGuzman, M.D. to serve as the Company’s Chief Medical Officer with a base annual salary of $285,000 and a discretionary annual performance bonus with a target of 40% of the then current annual base salary, upon meeting certain objectives as determined by the compensation committee. Under the employment agreement, Dr. deGuzman earned an annual base salary of $295,000 through August 15, 2018. Commencing on August 16, 2018, his base salary became $305,000. On February 14, 2020, the initial employment agreement was amended to clarify certain duties required by the agreement and extend the term until February 14, 2023.

PART III

Item 11. Executive Compensation (continued)

Summary Compensation Table (continued)

(4)	The amounts reported under “Equity Incentive Awards Estimated Fair Value” is the estimated grant date fair value of such stock options granted during the respective year, as presented in “—Outstanding Equity Awards at Fiscal Year End” below, with such amount as determined under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718 (“ASC 718”), with respect to accounting for stock-based compensation expense. Such estimated fair value amounts do not necessarily correspond to the potential actual value realized of such stock options. The assumptions made in computing the estimated fair value of such stock options are discussed in Note 2, Summary of Significant Accounting Policies – Stock-Based Compensation, and Note 10, Stock-Based Compensation, in the Company’s consolidated financial statements included in the Form 10-K filed with the SEC on April 14, 2020.

(5)	On January 30, 2019, the compensation committee authorized the payment of Dr. Aklog’s guaranteed bonus for 2018 and the payment of a discretionary bonus to each of Dr. Aklog, Mr. McGrath and Dr. deGuzman in the amounts of $290,500, $247,500 and $122,000, respectively, with such amounts consistent with their respective employment agreements, each as described herein. On February 8, 2020, the compensation committee authorized the payment of Dr. Aklog’s guaranteed bonus for 2019 and the payment of a discretionary bonus to each of Dr. Aklog, Mr. McGrath and Dr. deGuzman in the amounts of $215,500, $172,500 and $122,000, respectively, with such amounts consistent with their respective employment agreements, each as described herein.

(6)	In accordance with the related employment agreement, the amount reflects $19,950 transportation reimbursement and $11,400 in membership to a local club facility where the Company frequently engages and hosts potential customers, vendors, bankers, and other Company related personnel for the benefit of Company related business.

(7)	The amount reflects reimbursement of relocation expenses.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding the outstanding stock options held by the Company’s named executive officers at December 31, 2019.

	Stock Option Grants				Stock Awards
Name	Number of Securities Underlying Stock Options – Exercisable(1)	Number of Securities Underlying Stock Options – Unexercisable(1)	Stock Option Exercise Price	Stock Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)	Market Value of Shares of Units of Stock That Have Not Vested
Lishan Aklog, M.D.	278,726	—	$5.00	Apr. 27, 2026	200,000	$240,000
	130,072	65,036	$2.01	Feb. 13, 2028
Dennis M. McGrath	229,167	20,833	$5.95	Mar. 19, 2027	500,000	$600,000
	130,072	65,036	$2.01	Feb. 13, 2028
Brian J. deGuzman, M.D.	278,726	—	$5.00	Apr. 27, 2026
	66,668	33,332	$2.01	Feb. 13, 2028
	33,336	66,664	1.00	Mar. 6, 2029

(1)	See “Employment Agreements” below for a description of the equity awards held by the named executive officers, including the vesting schedules.

PART III

Item 11. Executive Compensation (continued)

Outstanding Equity Awards at Fiscal Year End (continued)

Although the Company does not have a formal policy with respect to the grant of equity incentive compensation awards to the Company’s named executive officers, or any formal equity ownership guidelines applicable to them, the Company believes granting equity incentive compensation to its named executive officers provides a strong link to its long-term performance, creates an ownership culture, and aligns the interests of its named executive officers with the stockholders of the Company. Accordingly, the Board periodically reviews the equity incentive compensation of the Company’s named executive officers and, from time to time, may grant equity incentive compensation to them in the form of additional stock options, restricted stock awards, and/or other equity incentive awards.

Compensation Committee

The compensation committee consists of Dr. Cox and Messrs. Sparks and Weild, each of whom is an independent director under the Nasdaq listing standards. The compensation committee’s duties, which are specified in the Company’s compensation committee charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to the Chief Executive Officer’s compensation, evaluating the Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of the Chief Executive Officer’s based on such evaluation;
●	reviewing and approving the compensation of all of the other executive officers;
●	reviewing the Company’s executive compensation policies and plans;
●	implementing and administering the Company’s incentive compensation equity-based remuneration plans;
●	assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees;
●	if required, producing a report on executive compensation to be included in the Company’s annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee makes all decisions regarding executive officer compensation. The compensation committee periodically reviews the elements of compensation for the executive officers and, subject to any existing employment agreements, sets each element of compensation for the Chief Executive Officer and the other executive officers, including annual base salary, annual incentive bonus and equity compensation. The compensation committee also periodically reviews the terms of employment agreements with the executive officers, including in connection with any new hire or the expiration of any existing employment agreements. The compensation committee will consider the recommendations of the Chief Executive Officer when determining compensation for the other executive officers. Executive officers do not determine any element or component of their own pay package or total compensation amount. The Chief Executive Officer has no role in determining and is not present for any discussions regarding his own compensation.

The compensation committee also reviews and approves the Company’s compensation plans, policies and programs and administers the Company’s equity incentive plans. In addition, the Chief Executive Officer, the Chief Financial Officer and other members of management make recommendations to the compensation committee with regard to overall pay strategy including program designs, annual incentive design, and long-term incentive plan design for all employees. Management from time to time provides the compensation committee with market information and relevant data analysis as requested.

The compensation committee retains sole authority to engage compensation consultants, including determining the nature and scope of services and approving the amount of compensation for those services, and legal counsel or other advisors. The compensation committee assesses the independence of any consultants pursuant to the rules and regulations of the SEC and the listing standards of Nasdaq. The Company will provide for appropriate funding, as determined by the compensation committee, for payment of any such investigations or studies and the compensation to any consulting firm, legal counsel or other advisors retained by the compensation committee.

PART III

Item 11. Executive Compensation (continued)

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). In general, all of the Company’s employees are eligible to participate, beginning on the first day of the month following commencement of their employment. The 401(k) plan includes a salary deferral arrangement wherein participants may elect to reduce their current taxable salaries and wages up to the statutorily prescribed limit of $19,000 for the year ended December 31, 2019 and $18,500 for the year ended December 31, 2018, with such amounts contributed to the 401(k) plan. Additionally, 401(k) participants aged at least 50 years old may also make an additional “catchup” contribution of up to $6,000 in the years ended December 31, 2019 and 2018. The Company has the option to make discretionary matching contributions. The Company did not elect to make any discretionary matching contributions to the 401(k) plan during the years ended December 31, 2019 and 2018.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (“ESPP”) intended to be a tax-qualified plan as defined under Section 423 of the Code. The Company initially reserved 250,000 shares of common stock of the Company for issuance pursuant to the ESPP. Subsequent to December 31, 2019 and on March 12, 2020, the board of directors authorized an additional 500,000 shares to be reserved for issuance pursuant to the ESPP for a total of 750,000 shares reserved under this plan. There are two offering periods of six months under the plan each calendar year. Participants in the plan are granted an option to purchase shares of the Company’s common stock at the beginning of each offering period, up to a maximum of $21,250 in shares based on the fair market value at the commencement of the offering period, with purchases occurring on the last trading day of the offering period. In general, all of the Company’s employees are eligible to participate, including the Company’s named executive officers, except that no employee may have the option to purchase shares under the plan to the extent such employee would own or have the right to acquire more than 5% of the combined voting power or value of the Company’s shares as a result of such option. Each participant in the plan may authorize a payroll deduction of between 1% and 15% of the employee’s salary, and, except for the Company’s named executive officers, may participate in an accompanying loan program such that they may purchase up to the maximum number of shares per calendar year. Purchases under the plan are made at the lower of 85% of the fair market value on the first day of the offering period and the fair market value on the last day of the offering period. On September 30, 2019, a total of 82,772 shares of common stock of the Company were issued under the ESPP, including 12,704 shares to our named executive officers, for an aggregate $67,436 of cash proceeds. Subsequent to December 31, 2019, on March 31, 2020, a total of 154,266 shares of common stock of the Company were issued under the ESPP, including 13,041 shares to our named executive officers, for an aggregate $125,683 of cash proceeds.

PART III

Item 11. Executive Compensation (continued)

Employment Agreements

Lishan Aklog, M.D.

Effective November 1, 2014, the Company entered into a five-year employment agreement with Dr. Lishan Aklog, M.D. to serve as the Company’s Chief Executive Officer. The employment agreement was amended and restated on March 15, 2019 in order to, among other things, extend the term through March 15, 2022. Under the employment agreement, Dr. Aklog earned an annual base salary of $240,000 through October 31, 2015 and $295,000 through August 15, 2018. Commencing on August 16, 2018, his base salary became $431,000. Additionally, Dr. Aklog’s employment agreement provides for a guaranteed annual bonus equal to 50% of base salary, payable on January 1 of each year, as well as eligibility to earn additional discretionary annual performance bonuses upon meeting certain objectives as determined by the Board. Commencing March 15, 2019, Dr. Aklog also will receive a monthly allowance of $3,300 for transportation and business-related club membership expenses.

Under the terms of the NPA between the Company and its former lender, Scopia, effective with the first bi-monthly payroll in July 2017, Dr. Aklog agreed to payment of a reduced salary of $4,200 per month, with the payment of such earned but unpaid salary to occur on the earlier of (a) the date of FDA 510(k) clearance for the PortIO™ product was obtained or (b) the date the aggregate remaining unpaid principal balance of the promissory note was repaid in full. Subsequently, Scopia irrevocably waived compliance with this provision by the Company and Dr. Aklog on a prospective basis commencing February 1, 2018, provided that, the earned but unpaid salary for the period July 1, 2017 to January 31, 2018 could only be paid upon the promissory note being repaid in full. The promissory note was repaid in full on December 27, 2018. In January 2019, the Company paid in full the earned but unpaid salary to Dr. Aklog.

On February 8, 2020, the compensation committee authorized the payment of Dr. Aklog’s $215,500 guaranteed bonus for the year ended December 31, 2019. On January 30, 2019, the compensation committee authorized the payment of Dr. Aklog’s $215,500 guaranteed bonus for the year ended December 31, 2018 and of an additional $75,000 discretionary bonus to Dr. Aklog, with such bonus payments made on February 8, 2019.

On April 28, 2016, upon the consummation of the Company’s initial public offering, Dr. Aklog was granted a stock option to purchase 278,726 shares of common stock of the Company at an exercise price of $5.00 per share, vesting as to 3/36 of the shares on July 28, 2016 and 1/36 of the shares on each successive month thereafter from Aug 28, 2016 to April 28, 2019.

On February 14, 2018, the compensation committee authorized the grant to Dr. Aklog of a stock option to purchase 195,108 shares of common stock of the Company at an exercise price of $2.01 per share, vesting ratably on a quarterly basis over a three year period with an initial vesting date of March 31, 2018 and a final vesting date of December 31, 2020.

PART III

Item 11. Executive Compensation (continued)

Employment Agreements (continued)

On March 15, 2019, in connection with the execution of the amendment and restatement of Dr. Aklog’s employment agreement, the compensation committee granted restricted stock awards of 200,000 shares of common stock of the Company to Dr. Aklog. The restricted stock awards vest ratably on an annual basis over a three year period, with the fist vesting date of March 15, 2020 and a final vesting date of March 15, 2022. The restricted stock awards are subject to forfeiture in the event the executive’s employment terminates prior to vesting, except the restricted stock awards will become immediately vested in the event of termination for “good reason” or immediately after a change of control (as defined in the Company’s form of indemnification agreement).

If his employment is terminated by the Company without “cause” or by him with “good reason” (as such terms are defined in the employment agreement), Dr. Aklog is entitled to receive his base salary through the date of termination and for a period of 12 months thereafter (or for 24 months thereafter, in the event the termination occurs within 60 days following a change of control), a pro rata portion of any annual bonus to which he would have been entitled, all valid expense reimbursements, health insurance coverage for up to 12 months, valid expense reimbursements and all accrued but unused vacation pay. If his employment is terminated due to his death or disability, he will be entitled to the same amounts, except he will only be entitled to his base salary through the date of termination and he will not be entitled to continued health insurance coverage. If his employment is terminated by the Company with “cause” or by him without “good reason,” Dr. Aklog will be entitled only to his base salary through the date of termination, valid expense reimbursements and certain accrued but unused vacation pay. The definition of “good reason” in the employment agreement includes, among other things, any termination by the executive within 60 days following a change of control.

Dr. Aklog’s employment agreement contains provisions protecting the Company’s intellectual property and contains provisions restricting his ability to compete with the Company during his employment and for a period of one year (or two years in the case of a change of control) thereafter. The non-compete provisions generally impose restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from the Company’s customers for a period of six months following termination, except the restrictions in clause (i) will not apply if he is terminated without “cause” or resigns for “good reason.” Pursuant to the agreement, Dr. Aklog may serve as a consultant to, or on boards of directors of, or in any other capacity to other companies provided they will not interfere with the performance of his duties to the Company.

PART III

Item 11. Executive Compensation (continued)

Employment Agreements (continued)

Dennis M. McGrath

On March 20, 2017, the Company entered into a two year employment agreement with Dennis M. McGrath, to serve as the Company’s Executive Vice President and Chief Financial Officer. The employment agreement was amended and restated on March 15, 2019 in order to, among other things, extend the term through March 15, 2022 and provide for Mr. McGrath to serve as the Company’s President and Chief Financial Officer. Under the employment agreement, Mr. McGrath earned an annual base salary of $285,000 through August 15, 2018. Commencing on August 16, 2018, his base salary became $345,000. Additionally, Mr. McGrath’s employment agreement provides for a discretionary annual performance bonus with a target of 50% of the then current annual base salary, based upon his performance and the Company’s performance over the preceding year, as determined by the compensation committee. For the period May 1, 2017 to March 31, 2018, his employment agreement also provided for a housing and travel allowance of up to $2,250 per month.

On February 8, 2020, the compensation committee authorized a $172,500 discretionary bonus for the year ended December 31, 2019 to Mr. McGrath. On January 30, 2019, the compensation committee authorized a $247,500 discretionary bonus for the year ended December 31, 2018 to Mr. McGrath, with such bonus payment made on February 8, 2019.

On March 20, 2017, upon his employment on such date, Mr. McGrath was granted a stock option to purchase 250,000 shares of common stock of the Company at an exercise price of $5.95 per share, vesting ratably on a quarterly basis over a three year period with an initial vesting date of June 30, 2017 and a final vesting date of March 31, 2020.

On February 14, 2018, the compensation committee authorized the grant to Mr. McGrath of a stock option to purchase 195,108 shares of common stock of the Company at an exercise price of $2.01 per share, vesting ratably on a quarterly basis over a three year period with an initial vesting date of March 31, 2018 and a final vesting date of December 31, 2020.

On March 15, 2019, in connection with the execution of the amendment and restatement of Mr. McGrath’s employment agreement and his appointment as President and Chief Financial Officer, the compensation committee granted restricted stock awards of 500,000 shares of common stock of the Company to Mr. McGrath. The restricted stock awards vest ratably on an annual basis over a three year period, with the fist vesting date of March 15, 2020 and a final vesting date of March 15, 2022. The restricted stock awards are subject to forfeiture in the event the executive’s employment terminates prior to vesting, except the restricted stock awards will become immediately vested in the event of termination for “good reason” or immediately after a change of control (as defined in the Company’s form of indemnification agreement).

If his employment is terminated by the Company without “cause” or by him with “good reason” (as such terms are defined in the employment agreement), Mr. McGrath is entitled to receive his base salary through the date of termination and for a period of 12 months thereafter (or for 24 months thereafter, in the event the termination occurs within 60 days following a change of control), a pro rata portion of any annual bonus to which he would have been entitled, all valid expense reimbursements, health insurance coverage for up to 12 months, valid expense reimbursements and all accrued but unused vacation pay. If his employment is terminated due to his death or disability, he will be entitled to the same amounts, except he will only be entitled to his base salary through the date of termination and he will not be entitled to continued health insurance coverage. If his employment is terminated by the Company with “cause” or by him without “good reason,” Mr. McGrath will be entitled only to his base salary through the date of termination, valid expense reimbursements and certain accrued but unused vacation pay. The definition of “good reason” in the employment agreement includes, among other things, any termination by the executive within 60 days following a change of control.

PART III

Item 11. Executive Compensation (continued)

Employment Agreements (continued)

Mr. McGrath’s employment agreement contains provisions protecting the Company’s intellectual property and contains provisions restricting his ability to compete with the Company during his employment and for a period of one year (or two years in the case of a change of control) thereafter. The non-compete provisions generally impose restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from the Company’s customers for a period of six months following termination, except the restrictions in clause (i) will not apply if he is terminated without “cause” or resigns for “good reason.” Mr. McGrath may serve as a consultant to, or on boards of directors of other companies provided they will not interfere with the performance of his duties to the Company.

Brian J. deGuzman, M.D.

Effective July 1, 2016, the Company entered into a five-year employment agreement with Dr. Brian J. deGuzman, M.D. to serve as the Company’s Chief Medical Officer with a base annual salary of $285,000, an initial bonus of $50,000 for services provided before the employment agreement’s effective date, and a discretionary annual performance bonus with a target of 40% of the then current annual base salary, upon meeting certain objectives as determined by the compensation committee. On February 14, 2020, the initial employment agreement was amended to clarify certain duties required by the agreement and extend the term until February 14, 2023.

On February 8, 2020, the compensation committee authorized the payment a $122,000 discretionary bonus to Dr. deGuzman. On January 30, 2019, the compensation committee authorized the payment of a $122,000 discretionary bonus to Dr. deGuzman, with such bonus payment made on February 8, 2019.

On April 28, 2016, upon the consummation of the Company’s initial public offering, Dr. deGuzman was granted a stock option to purchase 278,726 shares of common stock of the Company at an exercise price of $5.00 per share, vesting as to 3/36 of the shares on July 28, 2016 and as to 1/36 of the shares on each successive month thereafter from Aug 28, 2016 to April 28, 2019.

On February 14, 2018, the compensation committee authorized the grant to Dr. deGuzman of a stock option to purchase 100,000 shares of common stock of the Company at an exercise price of $2.01 per share, vesting ratably on a quarterly basis over a three year period with an initial vesting date of March 31, 2018 and a final vesting date of December 31, 2020.

On March 7, 2019, the compensation committee authorized the grant to Dr. deGuzman of a stock option to purchase 100,000 shares of common stock of the Company at an exercise price of $1.00 per share, vesting ratably on a quarterly basis over a three year period with an initial vesting date of March 31, 2019 and a final vesting date of December 31, 2021.

Upon termination of employment, unless terminated by the Company without “cause” or by Dr. deGuzman with “good reason” (as such terms are defined in the employment agreement), Dr. deGuzman will be entitled only to his base salary through the date of termination, valid expense reimbursements and unused vacation pay. If terminated by the Company without “cause” or by him with “good reason” (as such term are defined in the employment agreement), Dr. deGuzman is entitled to be paid his base salary through the end of the term at the rate of 100%, valid expense reimbursements and accrued but unused vacation pay.

Dr. deGuzman’s employment agreement contains provisions for the protection of the Company’s intellectual property and contains non-compete restrictions in the event of his termination other than by the Company without “cause” or by Dr. deGuzman with “good reason” (generally imposing restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from the Company’s customers for a period of six months following termination). Pursuant to the initial agreement, Dr. deGuzman may serve as a consultant to, or on boards of directors of, or in any other capacity to other companies provided that they will not interfere with the performance of his duties to the Company. On February 14, 2020, the initial employment agreement was amended to clarify certain duties required by the agreement including devoting all his professional efforts and full time to the affairs of the company, restricting other business activities without the written consent of the Company and extend to the term until February 14, 2023.

PART III

Item 11. Executive Compensation (continued)

Potential Payments Upon Termination

As indicated above, each of Dr. Aklog, Dr. deGuzman and Mr. McGrath is entitled to a severance payment if his employment is terminated under specified circumstances. If the Company terminates the employment of any such executive without cause, or if such executive officer terminates his employment with the Company for good reason, each as defined in his employment agreement, such executive officer is entitled to severance compensation as follows: each of Dr. Aklog and Mr. McGrath will receive 100% of his base salary at the time of termination from the initial date of his termination through 12 months thereafter (or for 24 months thereafter, in the event the termination occurs within 60 days following a change of control); and Dr. deGuzman will receive 100% of his base salary at the time of termination from the initial date of his termination through the full term of his agreement (February 14, 2023).

In addition, the stock options and restricted stock granted to the Company’s named executive officers will be accelerated upon the occurrence of certain non-negotiated change of control transactions. In the event of certain negotiated change of control transactions, the compensation committee may (i) accelerate the vesting of the stock options, or (ii) require the executive to relinquish the stock options to the Company upon the tender by the Company to the executive of cash in an amount equal to the repurchase value of such award. Furthermore, the shares of restricted stock granted to Dr. Aklog and Mr. McGrath will become immediately vested in the event of termination for “good reason” or immediately after a change of control (as defined in the Company’s form of indemnification agreement).

To the extent any severance or other compensation payment to any of the Company’s executive officers pursuant to an employment agreement or any other agreement constitutes an “excess parachute payment” within the meaning of Sections 280G and 4999 of the Code, then such executive officer will receive the full amount of such severance and other payments, or a reduced amount intended to avoid the application of Sections 280G and 4999, whichever provides the executive with the highest amount on an after-tax basis.

PART III

Item 11. Executive Compensation (continued)

Director Compensation

Directors who are also executive officers receive no additional compensation for serving as directors. Each of the Company’s non-executive directors receives an annual retainer fee of $40,000 and an additional annual fee for service on committees of the Board, as listed below. The Company also reimburses directors for out-of-pockets costs incurred to attend Board and committee meetings.

	Chair	Member
Audit Committee	$20,000	$10,000
Compensation Committee	$15,000	$7,500
Nominating Committee	$10,000	$5,000

The following table sets forth compensation earned during the year ended December 31, 2019 by each director who is not a named executive officer and served during the year ended December 31, 2019.

	Fees
Name	Earned(1)(2)	Totals
Michael J. Glennon	$26,250	$26,250
Ronald M. Sparks	$65,000	$65,000
James L. Cox, M.D.	$52,500	$52,500
David S. Battleman, M.D.	$60,000	$60,000
David Weild IV	$67,500	$67,500

(1)	Represents annual director fees paid. The director fees paid to each person listed are consistent with the director fees described herein above, including annual retainer and as a member and /or chair of a committee of the Board.

PART III

Item 11. Executive Compensation (continued)

The following table presents information as of December 31, 2019 regarding the outstanding stock options held by each director who is not a named executive officer and who served during the year ended December 31, 2019.

	Stock Option Grants
	Number	Number
	of	of
	Securities	Securities
	Underlying	Underlying	Stock	Stock
	Stock	Stock	Option	Option
	Options	Options	Exercise	Expiration
	Exercisable	Unexercisable	Price	Date
Michael J. Glennon	278,726	—	$5.00	Apr. 27, 2026
	66,668	33,332	$2.01	Feb. 13, 2028
	66,668	133,332	1.00	Mar. 16, 2029
Ronald M. Sparks	97,554	—	$5.00	Apr. 27, 2026
	66,668	33,332	2.01	Feb. 13, 2020
	66,668	133,332	$1.00	Mar. 6, 2029
Dr. James L. Cox, M.D.	97,554	—	$5.00	Apr. 27, 2026
	66,668	33,332	$2.01	Feb. 13, 2028
	66,668	133,332	1.00	Mar. 6, 2029
Dr. David S. Battleman, M.D.	33,334	6,666	$2.98	Aug. 1, 2028
	66,668	33,332	$2.01	Feb. 13, 2028
	66,668	133,332	1.00	Mar. 6, 2029
David Weild IV	97,554	—	$5.00	Apr. 27, 2026
	66,668	33,332	$2.01	Feb. 13, 2028
	66,668	133,336	1.00	Mar. 6, 2029

On April 28, 2016, upon the consummation of the Company’s initial public offering, each of each of Mr. Sparks, Dr. Cox and Mr. Weild was granted a stock option to purchase 97,554 shares of common stock of the Company, and Mr. Glennon was granted a stock option to purchase 278,726 shares of common stock of the Company, in each case at an exercise price of $5.00 per share, vesting as to 3/36 of the shares on July 28, 2016 and as to 1/36 of the shares on each successive month thereafter from August 28, 2016 to April 28, 2019.

On August 2, 2017, David S. Battleman, M.D. was granted a stock option to purchase 40,000 shares of common stock of the Company at an exercise price of $2.98 per share, vesting ratably on a quarterly basis over a three year period with an initial vesting date of September 30, 2017 and a final vesting date of June 30, 2020.

On February 14, 2018, the compensation committee authorized the grant to each of Mr. Glennon, Mr. Sparks, Dr. Cox, Dr. Battleman and Mr. Weild of a stock option to purchase 100,000 shares of common stock of the Company at an exercise price of $2.01 per share, vesting ratably on a quarterly basis over a three year period with an initial vesting date of March 31, 2018 and a final vesting date of December 31, 2020.

On March 7, 2019, the compensation committee authorized the grant to each of Mr. Glennon, Mr. Sparks, Dr. Cox, Dr. Battleman, and Mr. Weild of a stock option to purchase 200,000 shares of common stock of the Company at an exercise price of $1.00 per share, vesting ratably on a quarterly basis over a three year period with an initial vesting date of March 31, 2019 and a final vesting date of December 31, 2021.

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of the record date, April 21, 2020, by:

●	each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of common stock;
●	each of the Company’s officers and directors; and
●	all of the Company’s officers and directors as a group.

The beneficial ownership of each person was calculated based on 44,600,411 shares of the Company’s common stock outstanding as of April 21, 2020. Except as otherwise indicated, the Company believes all persons named in the table below have sole voting and investment power with respect to all the shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Directors and Officers:
Lishan Aklog, M.D.	8,208,219	(2)	17.3%
Dennis M. McGrath	950,035	(3)	2.1%
Michael J. Glennon	437,062	(4)	1.0%
Brian J. deGuzman, M.D.	408,437	(4)	*
Ronald M. Sparks	255,890	(5)	*
James L. Cox, M.D.	255,890	(5)	*
David S. Battleman, M.D.	195,003	(5)	*
David Weild IV	255,890	(5)	*
All directors and executive officers as a group (eight individuals)	10,966,426		22.1%
5% Stockholders:
Pavilion Venture Partners LLC	6,534,855	(6)	14.0%
Matthew Sirovich	5,926,910	(7)	12.8%

*	Represents less than one percent of class.

(1)	The business address of each of the individuals is One Grand Central Place, 60 E. 42nd Street, Suite 4600, New York, New York 10165, unless otherwise indicated.

(2)	Includes: (i) 4,456,570 shares of common stock and 2,078,285 shares of common stock issuable upon the potential exercise of Series Z Warrants held by Pavilion Venture Partners LLC (“PVP”), of which Dr. Aklog is a member and sole manager, and, accordingly, he is deemed to have voting and dispositive power over such shares held by PVP; (ii) 20,000 shares of common stock and 10,000 shares of common stock issuable upon the potential exercise of Series Z Warrants held by HCFP/AG LLC, of which Dr. Aklog is a co-manager, and, accordingly, he is deemed to have joint voting and dispositive power over such shares and Series Z Warrants held by HCFP/AG LLC; (iii) 852,996 shares of common stock and 365,311 shares of common stock issuable upon the potential exercise of Series Z Warrants held by Dr. Aklog and his children; and (iv) 425,057 shares of common stock issuable upon the potential exercise of stock options granted to Dr. Aklog which have vested or are expected to vest within sixty days as of April 21, 2020. Notwithstanding the foregoing, Dr. Aklog disclaims beneficial ownership of the shares of common stock and Series Z Warrants held by PVP and HCFP/AG LLC, except to the extent of his proportionate pecuniary interest therein.

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Security Ownership of Certain Beneficial Owners (continued)

(3)	Includes541,704 shares of common stock held by Mr. McGrath, 396,331 shares of common stock issuable upon the potential exercise of stock options granted to Mr. McGrath which have vested and are expected to vest within sixty days as of April 29, 2019, and 12,000 shares of common stock issuable upon the potential exercise of Series Z Warrants held by Mr. McGrath.

(4)	Includes 437,062 and 395,396 shares of common stock issuable upon the potential exercise of stock options granted to Mr. Glennon and Dr. deGuzman, respectively, which have vested and are expected to vest within sixty days as of April 21, 2020. Also includes 13,041 share of common stock held by Dr. deGuzman.

(5)	Includes 255,890 shares of common stock issuable upon the potential exercise of stock options granted to Mr. Sparks, Dr. Cox, and Mr. Weild, and 195,003 shares of common stock issuable upon the potential exercise of stock options granted to Dr. Battleman, each of which have vested and are expected to vest within sixty days as of April 21, 2020.

(6)	Includes 4,456,570 shares of common stock and 2,078,285 shares of common stock issuable upon the potential exercise of Series Z Warrants. The business address of PVP is 10 Hickory Pine Court, Purchase, New York 10577.

(7)	Includes (i) 1,938,297 shares of common stock, 458,257 shares of common stock issuable upon the potential exercise of Series Z Warrants held by Mr. Sirovich, (ii) 1,414,904 shares of common stock and 857,452 shares of common stock issuable upon the potential exercise of Series Z Warrants held by The Sirovich Family Charitable Foundation, an entity controlled by Mr. Sirovich, and (iii) 792,000 shares of common stock and 466,000 shares of common stock issuable upon the potential exercise of Series Z Warrants held by The Boomer Fund, L.P., an entity controlled by Mr. Sirovich. The business address of Mr. Sirovich is c/o Scopia Capital Management LP, 152 West 57th Street, 33rd Floor, New York, New York 10019.

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Equity Compensation Plans

As of December 31, 2019, the Company had the following compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,702,675	$2.38	2,715,634	(1)
Equity compensation plans not approved by security holders(2)	500,854	$5.47	—
Total	5,203,529	$2.68	2,715,634	(3)

(1)	Represents 2,548,406 shares of common stock available for issuance under the Company’s 2014 Long Term Incentive Equity Plan (the “2014 Plan”) and 167,228 shares of common stock available for issuance under the Company’s ESPP. An aggregate of $20,796 in shares of common stock were subject to purchase under the ESPP during the offering period in effect as of December 31, 2019.

(2)	Represents: (i) 83,618 stock options issued to each of Dr. Aklog, Mr. Glennon, and Dr. deGuzman, on April 28, 2016, which were in excess of the then-effective annual grant limit of 195,108 shares within the 2014 Plan; and (ii) 250,000 stock options issued to Mr. McGrath upon commencement of his employment with the Company on March 20, 2017.

(3)	Subsequent to December 31, 2019:

a.	stock options to purchase 125,000 shares of common stock were issued to non-executive employees; and

b.	154,266 shares of common stock were issued pursuant to the ESPP.

PART III

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

The following is a description of transactions since January 1, 2018 in which the Company has been a participant and the amount involved exceeds the lesser of $120,000 and one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of its directors, named executive officers, holders of more than 5% of its voting securities, or affiliates of the foregoing, had or will have a direct or indirect material interest. The Company believes all of the transactions described below were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. Compensation arrangements for the Company’s directors and named executive officers are described under Item 12 of this Amendment No. 1 to Form 10-K.

In May 2018, Lucid Diagnostics Inc. (“Lucid”), the Company’s majority owned subsidiary, entered into a patent license agreement with Case Western Reserve University (“CWRU”), for the exclusive worldwide license of the intellectual property rights for two distinct proprietary technologies, EsoCheck and EsoGuard. In connection with the license agreement, Lucid issued to CWRU 943,464 shares of its common stock for a purchase price of $0.001 per share. During the years December 31, 2019 and 2018, the Company incurred an aggregate of approximately $275,000 and $294,000 under the EsoGuard License Agreement, inclusive of: approximately $200,000 and $21,000 for reimbursement of fees related to patents, in each of the years ended December 31, 2019 and 2018, respectively; a $75,000 milestone payment in the year ended December 31, 2019 (upon Food and Drug Administration’s clearance of the EsoCheck device in June 2019); and, approximately $273,000 with respect to license agreement fees in the year ended December 31, 2018.

In May 2018, also in connection with the license agreement, Lucid issued 289,679 shares of its common stock for a purchase price of $0.001 per share to the three physician inventors of the licensed technology. Additionally, each of the three physicians entered into consulting agreements with the Company to support the continued development of the EsoCheck and EsoGuard technologies. In addition to cash compensation based on a contractual rate per hour, additional compensation under each such consulting agreement included the grant of stock options to each individual under each of the 2014 Plan and Lucid ‘s 2018 Long-Term Incentive Equity Plan. The Company recognized as research and development expense in the aggregate of: approximately $110,000 and $41,000 related to such consulting agreements; and approximately $57,000 and $47,000 of stock based compensation expense related to the stock options, in each of the years ended December 31, 2019 and 2018, respectively.

Effective October 27, 2015, the Company entered into a management services agreement from October 1, 2015 through October 31, 2018 with HCP/Advisors LLC, an affiliate of Mr. Greenspan, a former member of the Board, as noted above, wherein, HCP/Advisors LLC is to provide the Company with certain management services and consulting, including without limitation, identifying potential corporate opportunities, general business development, corporate development, corporate governance, marketing strategy, strategic development and planning, coordination with service providers, and other advisory services as may be mutually agreed upon. Pursuant to such agreement, payments by the Company to HCP/Advisors LLC include an initial fee of $35,000 for the month of November 2015 and thereafter a monthly fee of $25,000 from December 2015 through October 2018. The management services agreement expired in accordance with its terms on October 31, 2018. The Company incurred an expense of $0 and $225,000 under the management services agreement in the years ended December 31, 2019 and 2018, respectively.

Effective November 2016, the Company entered into a consulting agreement with Mr. Patrick Glennon, the brother of Michael J. Glennon, the Company’s Vice Chairman and a member of the Board. Under the terms of the consulting agreement, Mr. Patrick Glennon will provide the Company with consulting support and advice with respect to the development and commercialization of resorbable ear tubes, with the sole compensation for such services is the issuance on November 28, 2016 of stock options to purchase 20,000 shares of common stock, with an exercise price of $9.50 per share, and vesting ratably on a quarterly basis commencing December 31, 2016 through September 30, 2019.

The Company will reimburse its management team and their affiliates for any reasonable out-of-pocket business expenses incurred by them in connection with activities on the Company’s behalf. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by the Company, which will be reviewed only by the Board or a court of competent jurisdiction if such reimbursement is challenged.

All ongoing and future transactions between the Company and any of its named executive officers and directors or their respective affiliates will be on terms believed by the Company to be no less favorable to it than as available from unaffiliated third parties. Such transactions will require prior approval by a majority of the Company’s disinterested “independent” directors (or, if there are no such “independent” directors, its disinterested directors), in either case who have access, at the Company’s expense, to the Company’s attorneys or independent legal counsel. The Company will not enter into any such transaction unless its disinterested “independent” directors (or, if there are no such “independent” directors, its disinterested directors) determine the terms of such transaction are no less favorable to the Company than those available to it with respect to such a transaction from unaffiliated third parties.

PART III

Item 13. Certain Relationships and Related Transactions, and Director Independence (continued)

Related Person Policy

The Company’s Code of Ethics requires that it avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board. Related party transactions are defined under SEC rules as transactions in which (1) the aggregate amount involved will or may be expected to exceed the lesser of $120,000 and one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, (2) the Company or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of the Company’s shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

All future and ongoing related party transactions will require prior review and approval by the audit committee, which will have access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction without the approval of the audit committee. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the other members of the Board with all material information concerning the transaction. Additionally, the Company requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Independence of Directors

The Company’s common stock is listed on the Nasdaq Capital Market and the Company adheres to the Nasdaq listing standards in determining whether a director is independent. The Board consults with its counsel to ensure that its determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Nasdaq requires that a majority of the Board must be composed of “independent directors,” which is defined generally as a person other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, the Company has determined that each of Drs. Cox and Battleman and Messrs. Glennon, Weild and Sparks is an independent director.

PART III

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed for or in the years ended December 31, 2019 and 2018 by Marcum LLP, the Company’s principal accountant commencing on July 11, 2019, and Citrin Cooperman & Company, LLP, the Company’s principal accountant prior to such date.

	Year Ended December 31,
	2019	2018
Marcum LLP
Audit Fees (1)	$265,590	$—
Audit-Related Fees (2)	118,450	—
Tax Fees(3)	—	—
All Other Fees	—	—
Total Fees	$384,040	$—
Citrin Cooperman & Company, LLP
Audit Fees (1)	$151,205	$191,150
Audit-Related Fees (2)	—	—
Tax Fees(3)	22,520	13,375
All Other Fees	—	—
Total Fees	$173,725	$204,525
Grand Total Fees	$557,765	$204,525

(1)	Audit fees consist of fees billed for professional services by the Company’s independent registered public accounting firm for audits and quarterly reviews of the Company’s consolidated financial statements during the years ended December 31, 2019 and 2018 and for services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, including the issuance of consents in connection with registration statement filings with the SEC and comfort letters in connection with securities offerings. Citrin Cooperman & Company, LLP performed an audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2018 and performed a review of the Company’s unaudited interim consolidated financial statements as of and for the three months ended March 31, 2019. Marcum LLP performed a review of the Company’s unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2019, performed a review of the Company’s unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2019, and performed an audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2019.

(2)	Audit related fees represent the aggregate fees billed for assurance and related professional services rendered by the Company’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(3)	Tax fees represent the aggregate fees billed for professional services rendered by the Company’s independent registered public accounting firm for tax compliance, tax advice, and tax planning services.

The aggregate fees included in Audit Fees are those billed for the fiscal year. The aggregate fees included in the Audit-Related Fees and Tax Fees are those fees billed in the fiscal year.

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

(3)	The following exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation(1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 1, 2018 (13)
3.4	Certificate of Amendment to Certificate of Incorporation, dated June 26, 2019 (10)
3.5	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (11)
3.6	Certificate of Elimination - Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock (11)
3.7	Bylaws (1)
4.1	Description of Registrant’s Securities ††
4.2	Specimen PAVmed Inc. Common Stock Certificate (1)
4.3	Specimen PAVmed Inc. Series W Warrant Certificate (1)
4.4	Series W Warrant Agreement, dated April 28, 2016, between Continental Stock Transfer & Trust Company and the Registrant (3)
4.5	Form of Unit Purchase Option (1)
4.6	Specimen PAVmed Inc. Series Z Warrant Certificate (5)
4.7	Amended and Restated Series Z Warrant Agreement, dated as of June 8, 2018, by and between PAVmed Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent (7)
10.1	Patent Option Agreement (1)
10.2.1	Form of Letter Agreement with HCFP Capital Partners III LLC (1)
10.2.2	Form of Letter Agreement with Pavilion Venture Partners LLC (1)
10.3.1	Letter agreement regarding corporate opportunities executed by Dr. Lishan Aklog (1)
10.3.2	Letter agreement regarding corporate opportunities executed by Michael Glennon (1)
10.3.3	Letter agreement regarding corporate opportunities executed by Dr. Brian deGuzman (1)
10.4.1	Securities Purchase Agreement between PAVmed Inc. and the purchasers of the Series A Preferred Stock Units (2)
10.4.2	Registration Rights Agreement between PAVmed Inc. and the purchasers of the Series A Preferred Stock Units (2)
10.5*	Amended and Restated Employment Agreement between PAVmed Inc. and Lishan Aklog, M.D. (9)
10.6*	Amended and Restated Employment Agreement between PAVmed Inc. and Dennis M. McGrath (9)
10.7*	Employment Agreement between PAVmed Inc. and Brian J. deGuzman, M.D. (4)
10.8*	Third Amended and Restated PAVmed Inc. 2014 Long-Term Equity Incentive Plan (10)
10.9.1	Form of Securities Purchase Agreement between PAVmed Inc. and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (8)
10.9.2	Form of Secured Convertible Promissory Note between PAVmed Inc. and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (8)
10.9.3	Form of Security and Pledge Agreement between PAVmed Inc. and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (8)
10.9.4	Form of Guaranty between PAVmed Inc. and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (8)
10.9.5	Form of Voting Agreement between PAVmed Inc. and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (8)
10.9.6	Form of Registration Rights Agreement between PAVmed Inc. and Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B (8)
10.10.1	Form of Securities Purchase Agreement. (11)
10.10.2	Form of Series A and Series B Secured Convertible Promissory Note. (11)
10.10.3	Form of Amend and Restated Security and Pledge Agreement. (11)

Exhibit No.	Description

10.10.4	Form of Amended and Restated Guaranty. (11)
10.10.5	Form of Note Purchase Agreement. (11)
10.10.6	Form of Investor Note. (11)
10.10.7	Form of Master Netting Agreement. (11)
10.10.8	Form of Registration Rights Agreement. (11)
10.10.9	Form of Voting Agreement. (11)
10.10.10	Form of Amended and Restated Leak-Out Agreement (11)
14	Form of Code of Ethics (1)
21	List of Subsidiaries ††
23.1	CONSENT - Marcum LLP ††
23.2	Consent of Citrin Cooperman & Company, LLP ††
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††
101.INS	XBRL Instance Document††
101.SCH	XBRL Taxonomy Extension Schema††
101.CAL	XBRL Taxonomy Extension Calculation Linkbase††
101.DEF	XBRL Taxonomy Extension Definition Linkbase††
101.LAB	XBRL Taxonomy Extension Label Linkbase††
101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 - SEC File No. 333-203569
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 1, 2017.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 3, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 19, 2016.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 5, 2018.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on April 20, 2018.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 8, 2018.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 27, 2018.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 20, 2019.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 20, 2019.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 4, 2019.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith
††	Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PAVmed Inc.

April 24, 2020	By:	/s/ Dennis M McGrath
Dennis M McGrath President and Chief Financial Officer

