Form 10-Q
period 2020-03-31
PAVmed Inc.
filed 2020-05-28
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______

Commission File Number: 001-37685

PAVmed Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-1214177
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Grand Central Place Suite 4600 New York, NY	10165
(Address of Principal Executive Offices)	(Zip Code)

(212) 949-4319
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PAVM	The NASDAQ Stock Market LLC
Series Z Warrants, each to purchase one share of Common Stock	PAVMZ	The NASDAQ Stock Market LLC
Series W Warrants, each to purchase one share of Common Stock	PAVMW	The NASDAQ Stock Market LLC

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

As of May 26, 2020, there were 46,926,897 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

i

EXPLANATORY NOTE

On March 25, 2020, the Securities and Exchange Commission issued an order pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Release No. 34-88465) (the “Order”), which extended the filing deadlines for certain reports under the Exchange Act by up to 45 days in cases where a registrant is unable to meet the deadline due to circumstances related to COVID-19. PAVmed Inc. (the “Company”) has relied on the Order with respect to this quarterly report on Form 10-Q, for which the original due date was May 15, 2020. The Company could not file this quarterly report on Form 10-Q on a timely basis due to the suspension of in-person operations at its corporate headquarters and at the offices of certain of its consultants who perform services critical to the preparation of its consolidated financial statements, as well as other operational concerns associated with or caused by the COVID-19 pandemic. Both New York, New York (where the Company’s headquarters are located) and Philadelphia, Pennsylvania (where certain of its consultants are located) have been subject to various government orders limiting the ability of companies to conduct normal operations, and the Company has further been following health recommendations intended to limit exposure to COVID-19. The disruptions in staffing, communications and access to records, technology systems and other resources resulted in delays in the completion of the Company’s financial reporting process.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash	$8,731	$6,219
Prepaid expenses and other current assets	692	328
Total current assets	9,423	6,547
Other assets	691	693
Total assets	10,114	7,240

Liabilities, Preferred Stock, and Stockholders’ Deficit
Current liabilities
Accounts payable	4,157	2,353
Accrued expenses and other current liabilities	1,523	1,386
Senior secured convertible notes at fair value	20,663	8,139
Total liabilities	26,343	11,878

COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000 shares authorized;
Series B Convertible Preferred Stock, par value $0.001, 1,156 and 1,158 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2,322	2,296

Common stock, par value $0.001; 100,000 shares authorized;
44,134 and 40,479 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	44	41

Additional paid-in capital	50,896	47,554

Accumulated deficit	(68,259)	(53,715)
Total PAVmed Inc. Stockholders’ Deficit	(14,996)	(3,824)

Noncontrolling interest	(1,232)	(814)

Total Stockholders’ Deficit	(16,229)	(4,638)

Total Liabilities and Equity (Deficit)	$10,114	$7,240

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$—	$—

General and administrative expense	2,625	1,693
Research and development expense	2,628	1,451
Total operating expenses	5,253	3,144

Loss from operations	(5,253)	(3,144)

Other income (expense)
Interest expense	(52)	—
Change in fair value - Senior Secured Convertible Notes	(8,008)	(559)
Offering costs - issue of Senior Secured Convertible Note - Series B	(410)	—
Debt extinguishments loss - Senior Secured Convertible Notes	(1,188)	(1)

Other income (expense), net	(9,658)	(560)

Loss before provision for income tax	(14,911)	(3,704)
Provision for income taxes	—	—
Net loss - before noncontrolling interest	(14,911)	(3,704)

Net loss attributable to noncontrolling interest	436	169

Net loss - attributable to PAVmed Inc.	(14,475)	(3,535)

Less: Series B Convertible Preferred Stock dividends earned	(70)	(65)

Net loss attributable to PAVmed Inc. common stockholders	$(14,545)	$(3,600)

Net loss per share - attributable to PAVmed Inc. - basic and diluted	$(0.33)	$(0.13)
Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted	$(0.33)	$(0.13)
Weighted average common shares outstanding - basic and diluted	43,500	27,149

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2020

(in thousands except per share data)

(unaudited)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2019	1,158	$2,296	40,479	$41	$47,554	$(53,715)	$(814)	$(4,638)
Issue common stock upon partial conversions of Senior Secured Convertible Note	—	—	2,043	2	2,831	—	—	2,833

Issue common stock - Employee Stock Purchase Plan	—	—	154	—	126	—	—	126

Issue common stock – exercise Series S warrants	—	—	1,199	1	11	—	—	12

Issue common stock – conversion Series B Convertible Preferred Stock	(25)	(43)	25	—	43	—	—	—

Series B Convertible Preferred Stock dividends declared	23	69	—	—	—	(69)	—	—

Vesting of restricted stock awards	—	—	234	—	—	—	—	—

Stock-based compensation	—	—	—	—	328	—	—	328

Issue common stock of majority-owned subsidiary exercise of stock options	—	—	—	—	—	—	5	5
Stock-based compensation - majority-owned subsidiary	—	—	—	—	3	—	13	16

Loss	—	—	—	—	—	(14,475)	(436)	(14,911)
Balance as of March 31, 2020	1,156	$2,322	44,134	$44	$50,896	$(68,259)	$(1,232)	$(16,229)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2019

(in thousands except per share data)

(unaudited)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2018	1,070	$2,032	27,143	$27	$32,619	$(36,993)	$(162)	$(2,477)

Issuance common stock upon partial conversions of Senior Secured Convertible debt	—	—	50	1	52	—	—	53

Series B Convertible Preferred Stock dividends declared	21	64	—	—	—	(64)	—	—

Stock-based compensation	—	—	—	—	350	—	—	350

Stock-based compensation - majority-owned subsidiary	—	—	—	—	4	—	105	109

Loss	—	—	—	—	—	(3,535)	(169)	(3,704)

Balance as of March 31, 2019	1,091	$2,096	27,193	$28	$33,025	$(40,592)	$(226)	$(5,669)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss - before noncontrolling interest (“NCI”)	$(14,911)	$(3,704)

Adjustments to reconcile net loss - before NCI to net cash used in operating activities
Depreciation expense	3	3
Stock-based compensation	344	459
Change in fair value - Senior Secured Convertible Notes	8,008	559
Debt extinguishments - Senior Secured Convertible Notes	1,188	1

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(364)	109
Accounts payable	1,804	(353)
Accrued expenses and other current liabilities	137	(944)
Net cash flows used in operating activities	(3,791)	(3,870)

Cash flows from investing activities
Purchase of equipment	(2)	(3)
Net cash flows used in investing activities	(2)	(3)

Cash flows from financing activities
Proceeds – exercise of stock options issued under equity incentive plan of majority-owned subsidiary	5	—
Proceeds – issue of Senior Convertible Note	6,300	—
Payment – Senior Secured Convertible Note - non-installment	(138)	(159)
Proceeds - issue common stock - Employee Stock Purchase Plan	126	—
Proceeds - exercise of Series S Warrants	12	—
Net cash flows provided by (used in) financing activities	6,305	(159)

Net increase (decrease) in cash	2,512	(4,032)
Cash, beginning of period	6,219	8,222
Cash, end of period	$8,731	$4,190

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in these accompanying notes are reflected in thousands, except for per-share dollar amounts.)

Note 1 — The Company and Description of the Business

PAVmed Inc. (“PAVmed” or the “Company”) together with its majority owned subsidiaries, Lucid Diagnostics, Inc (“Lucid Diagnostics” or “Lucid”) and Solys Diagnostics, Inc. (“Solys Diagnostics” or “Solys”) were organized to advance a broad pipeline of innovative medical technologies from concept to commercialization, employing a business model focused on capital efficiency and speed to market. The Company’s activities have focused on advancing the lead products towards regulatory approval and commercialization, protecting its intellectual property, and building its corporate infrastructure and management team. The Company operates in one segment as a medical device company.

The ability of the Company to generate revenue depends upon the Company’s ability to successfully complete the development, obtain regulatory approval, and to initiate commercialization of its products and services. In this regard, to-date, the Company’s products and services have received clearances as follows: EsoCheck has received 510(k) marketing clearance from the FDA as an esophageal cell collection device in June 2019; EsoGuard completed the Clinical Laboratory Improvement Amendment (“CLIA”) and College of American Pathologists (“CAP”) certification as a Laboratory Developed Test (“LDT”) making it commercially available at Lucid’s contract diagnostic laboratory service provider in California in December 2019; and, CarpX, developed as a patented, single-use, disposable, minimally invasive device designed as a precision cutting tool to treat carpal tunnel syndrome while reducing recovery times, received 510(k) marketing clearance from the FDA in April 2020. The Company’s current operational activities are principally focused on the commercialization of EsoGuard and CarpX, and pursuing FDA approval and clearance of other lead products in our product portfolio pipeline, such as EsoGuard IVD and PortIO, while advancing DisappEAR and NextFlo through development.

The Company has financed its operations principally through the public and private issuances of its common stock, preferred stock, warrants, and debt.

All amounts in these accompanying notes to unaudited condensed consolidated financial statements are presented in thousands, if not otherwise noted as being presented in millions, except for per share amounts.

Note 2 — Financial Condition, Going Concern and Management Plans

The Company is subject to all of the risks and uncertainties typically faced by diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. The Company expects to continue incurring losses for the foreseeable future. The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures and working capital funding until the Company reaches significant revenues. As such, the Company intends to rely of capital markets to obtain additional equity or debt financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or from expansion of operations. If the Company attempts to obtain additional equity or debt financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

As a result of recurring operating losses and net operating cash flow deficits there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing. The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 3 — Summary of Significant Accounting Policies

Significant Accounting Policies

Other than as described below, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on April 14, 2020.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company holds a majority ownership interest and has controlling financial interest in Lucid Diagnostics Inc. and Solys Diagnostics Inc., with the corresponding noncontrolling interest included as a separate component of consolidated stockholders’ equity, including the recognition in the consolidated statement of the net loss attributable to the noncontrolling interest based on the respective minority ownership interest of each respective entity.

The condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements at such date but does not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial information. Certain items have been reclassified to conform to the current period presentation.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related consolidated financial information should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2020.

Use of Estimates

In preparing unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payment arrangements and estimating the fair value of financial instruments recorded as liabilities. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows.

Recent Accounting Standards

Adoption of new accounting Standard

On January 1, 2020, we adopted ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns the accounting for share-based payments to nonemployees for goods and services with the requirements for accounting for share-based payments to employees under ASC 718 Compensation – Stock Compensation. ASU 2018-07 provides that nonemployee share-based payments are measured at the grant date at the fair value of the equity instruments to be provided to the nonemployee when the goods or services have been delivered. Prior to ASU 2018-07 nonemployee share-based payments were measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever could be more reliably measured. The adoption of ASU 2018-07 had no effect on the Company’s consolidated financial statements.

On January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement. The adoption of ASU 2018-07 had no effect on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606”, which requires transactions in collaborative arrangements to be accounted for under ASC 606 if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. Additionally, ASU No. 2018-18 precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The adoption by the Company of ASU 2018-18 on January 1, 2020 had no effect on its consolidated financial statements.

Note 4 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	March 31, 2020	December 31, 2019
Deposits	$39	$34
EsoCheck cell collection supplies	133	-
Advanced payments to service providers and suppliers	520	294
Total prepaid expenses and other current assets	$692	$328

Note 5 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	March 31, 2020	December 31, 2019
Compensation related expenses	$1,140	$1,075
EsoGuard License Agreement fee	223	223
Operating Expenses	160	89
Total accrued expenses and other current liabilities	$1,523	$1,387

Note 6 — Related Party Transactions

During the three months ended March 31, 2020 and 2019 the Company incurred the following expenses with the minority shareholders of Lucid Diagnostics Inc.:

	For the three months ended March 31,
	2020	2019
CWRU patent related fees	$32	$31
Clinical supplies - EsoCheck	15	-
EsoGuard Physician Inventors’ consulting agreements	38	38
Stock based compensation expense	6	24
Total	$91	$93

Note 7 — Commitment and Contingencies

Office Leases

Total rent expense incurred under such office rental agreements was $50 and $33, for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company’s future minimum lease payments for such office rental agreements are estimated to be a total of approximately $159 for the period April 1, 2020 to March 31, 2021.

Note 8 — Stock-Based Compensation

PAVmed Inc. 2014 Long-Term Incentive Equity Plan - Stock Options

Stock options issued and outstanding under the PAVmed Inc 2014 Long-Term Incentive Equity Plan (PAVmed Inc. 2014 Equity Plan”) for the period noted is as follows:

	Number Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)
Outstanding stock options at December 31, 2019	5,204	$2.68	8.1
Granted	125	$2.05
Exercised	—	$—	9.9
Forfeited	—	$—
Outstanding stock options at March 31, 2020	5,329	$2.66	8.0
Vested and exercisable stock options at March 31, 2020	3,604	$3.30	7.7

The aggregate intrinsic value of stock options granted under the PAVmed Inc. 2014 Equity as of March 31, 2020 was $2,058 with respect to such stock options outstanding and $850 with respect to such stock options vested and exercisable. The intrinsic value is computed as the difference between the quoted price of the PAVmed Inc. common stock on March 31, 2020 and the exercise price of the underlying PAVmed Inc. stock options, to the extent such quoted price is greater than the exercise price.

PAVmed Inc 2014 Long-Term Incentive Equity Plan - Restricted Stock Awards

On March 15, 2019, a total of 700 restricted stock awards were granted to employees under the PAVmed Inc. 2014 Equity Plan, with such restricted stock awards vesting ratably on an annual basis over a three year period commencing March 15, 2020. The restricted stock awards are subject to forfeiture if the requisite service period is not completed. On March 15, 2020, approximately 234 of such restricted stock awards vested.

Subsequent to March 31, 2020, on April 30, 2020, the compensation committee of the board of directors as part of their annual performance review of management, granted approximately 1.0 million restricted stock awards and 1.1 million stock options to purchase common stock at an exercise price of $2.19 per share to employees and directors of the company, each under the PAVmed Inc. 2014 Equity Plan.

PAVmed Inc Employee Stock Purchase Plan (“ESPP”)

The PAVmed Inc. Employee Stock Purchase Plan (“ESPP”) provides eligible employees the opportunity to purchase shares of PAVmed Inc. common stock through payroll deductions during six month periods, wherein the purchase price per share of common stock is the lower of 85% of the quoted closing price per share of PAVmed Inc. common stock at the beginning or end of each six month share purchase period. The PAVmed Inc. ESPP share purchase dates are March 31 and September 30. On the March 31, 2020 ESPP purchase date, 154 shares of PAVmed Inc. common stock were issued for proceeds of approximately $0.1 million.

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan - Stock Options

The Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (“Lucid Diagnostics Inc. 2018 Equity Plan”) is separate and apart from the PAVmed Inc. 2014 Equity Plan discussed above. Stock options issued and outstanding under the Lucid Diagnostics Inc. 2018 Equity Plan for the period noted is as follows:

	Number Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)
Outstanding stock options at December 31, 2019	995	$0.86
Granted	—	$—
Exercised	3	$1.50
Forfeited	—	$—
Outstanding stock options at March 31, 2020	992	$0.86	8.7
Vested and exercisable stock options at March 31, 2020	574	$0.83	8.6

Stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan, have a ten year contractual term from date of grant, and vest ratably over twelve successive calendar quarters, with first vesting date in the quarter of the date of grant.

During the three months ended March 31, 2020, 3 stock options issued under the Lucid Diagnostics Inc. 2018 Equity Plan were exercised for cash proceeds of $5, resulting in the issue of a corresponding number of shares of common stock of Lucid Diagnostics Inc.

Stock-Based Compensation Expense

Consolidated stock-based compensation expense recognized for both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended
	March 31,
	2020	2019
General and administrative expenses	$277	$285
Research and development expenses	67	174
Total	$344	$459

As of March 31, 2020, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc 2018 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Remaining Service Period
PAVmed Inc. 2014 Equity Plan
Stock Options	$1,107	1.0 year
Restricted Stock Awards	$474	1.9 years

Lucid Diagnostics Inc. 2018 Equity Plan
Stock Options	$88	1.6 years

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed Inc. 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.81 per share and $0.93 per share during the three months ended March 31, 2020 and 2019, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Three Months Ended March 31,
	2020	2019

Expected term of stock options (in years)	5.7	5.7
Expected stock price volatility	51%	50%
Risk free interest rate	2.4%	2.3%
Expected dividend yield	0%	0%

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed Inc. 2014 Equity Plan to non-employees under the previous provisions FASB ASC 505-50 in the prior year three months ended March 31, 2019, was based on a weighted average estimated fair value of such stock options of $1.99 per share, calculated using Black-Scholes valuation model weighted-average assumptions of 8.6 year contractual term, a 60% expected stock price volatility, a 2.4% risk free interest rate, and a 0% expected dividend rate.

The restricted stock awards granted to employees under the PAVmed Inc. 2014 Equity Plan are measured at their grant date estimated fair value based on the date-of-grant quoted price per share of PAVmed Inc. common stock. The 700 restricted stock awards granted on March 15, 2019 had an aggregate fair value of approximately $742 with such stock-based compensation expense recognized ratably over the requisite service period, which is the three year vesting period as discussed above. The stock-based compensation expense recognized with respect to such restricted stock awards was approximately $62 and $21 in the three months ended March 31, 2020 and 2019, respectively, classified in general and administrative expenses, as presented above.

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity  Plan was based on a weighted average estimated fair value of such stock options of $0.30 and $0.39 per share during the three months ended March 31, 2020 and 2019, respectively, and was calculated using the following weighted average Black-Scholes valuation model assumptions:

	Three Months Ended March 31,
	2020	2019

Expected term of stock options (in years)	5.2	5.8
Expected stock price volatility	60%	63%
Risk free interest rate	1.9%	2.5%
Expected dividend yield	0%	0%

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan to non-employees under the previous provisions FASB ASC 505-50 in the prior year three months ended March 31, 2019, was based on a weighted average estimated fair value of such stock options of $0.57 per share, calculated using Black-Scholes valuation model weighted-average assumptions of 9.3 year contractual term, a 62% expected stock price volatility, a 2.5% risk free interest rate, and a 0% expected dividend rate.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted under both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, which requires the Company to make certain estimates and assumptions, with the weighted-average valuation assumptions for stock-based awards, principally as follows:

●	The expected term of stock options represents the period of time stock options are expected to be outstanding, which is the expected term derived using the simplified method and, through December 31, 2019 for non-employees (under the previous provisions FASB ASC 505-50), was the remaining contractual term;

●	With respect to stock options granted under the PAVmed Inc. 2014 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of PAVmed Inc. common stock (“PAVM”) and the volatilities of similar entities within the medical device industry over the period commensurate with the expected term, and through December 31, 2019 for non-employees (under the previous provisions FASB ASC 505-50), was the remaining contractual term of the respective stock option; and, with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan, the expected stock price volatility is based on the historical stock price volatilities of similar entities within the medical device industry over the period commensurate with the expected term, and through December 31, 2019 for non-employees (under the previous provisions FASB ASC 505-50), was the remaining contractual term of the respective stock option;

●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with the expected term of the stock option; and,

●	The expected dividend yield is based on annual dividends of $0.00 as there has not been a dividend paid to-date, and there is no plan to pay dividends for the foreseeable future.

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

Note 9 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using(1)
	Level-1	Level-2	Level-3
	Inputs	Inputs	Inputs	Total
March 31, 2020
Senior Secured Convertible Note December 2018			$63	$63
Senior Secured Convertible Notes November 2019	$—	$—	$20,600	$20,600
Totals	$—	$—	$20,663	$20,663

December 31, 2019
Senior Secured Convertible Note December 2018			$1,700	$1,700
Senior Secured Convertible Notes November 2019	$—	$—	$6,439	$6,439
Totals	$—	$—	$8,139	$8,139

(1)	As noted above, as presented in the fair value hierarchy table, Level-1 represents quoted prices in active markets for identical items, Level-2 represents significant other observable inputs, and Level-3 represents significant unobservable inputs. There were no transfers between the respective Levels during the three-month period ended March 31, 2020.

The November 2019 Senior Convertible Notes and the December 2018 Senior Secured Convertible Note are each accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election. Under the FVO election the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. As provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying unaudited condensed consolidated statement of operations.

The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2020 and 2019. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs:

Three months ended March 31, 2020:

(ooo’s) except for per-share and percentages amounts	December 2018 Senior Convertible Note	November 2019 Senior Convertible Notes	Fair Value Balance Sheet Components	Other Income (Expense)
Fair Value at December 31, 2019	$1,700	$6,439	$8,139

Cash proceeds	-	6,300	6,300
Loss upon issue lender fees	-	700	700	(700)
Fair value adjustment at issue date	-	2,561	2,561	(2,561)
Repayments in cash	-	(138)	(138)
Payment of interest expense	-	-	-
Repayments in common stock	(1,646)	-	(1,646)
Change in fair value	9	4,738	4,747	(4,747)
Fair Value at March 31, 2020	$63	$20,600	$20,663	$(8,008)

Fair Value Assumptions - March 31, 2020:

Required rate of return	16%	12%
Conversion Price	$1.60	$1.60
Expected term (years)	0.04	1.52
Volatility	52%	68%
Risk free rate	0%	0%
Dividend yield	0%	0%

Three months ended March 31, 2019:

(ooo’s) except for per-share and percentages amounts	December 2018 Senior Convertible Note	Other Income (Expense)
Fair Value at December 31, 2018	$7,903

Cash proceeds	—
Loss upon issue lender fees	—
Fair value adjustment at issue date	—
Repayments in cash	(159)
Payment of interest expense
Repayments in common stock	(52)
Change in fair value	559	(559)
Fair Value at March 31, 2019	$8,251	$(559)

Fair Value Assumptions - March 31, 2019:

Required rate of return	11%
Conversion Price	$1.60
Expected term (years)	1.76
Volatility	50%
Risk free rate	2%
Dividend yield	0%

Note 10 — Outstanding Debt

The following two tables summarize outstanding debt as of March 31, 2020 and December 31, 2019, respectively:

(ooo’s) except for per-share amounts		Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Carrying Value
December 2018 Senior Secured Convertible Note	(1)	12/31/2020	7.875%	$1.60	$50	$63
November 2019 Senior Secured Convertible Note	(2), (3)	9/30/2021	7.875%	$1.60	14,000	20,600
Balance as of March 31, 2020					$14,050	$20,663

December 2018 Senior Secured Convertible Note	(1)	12/31/2020	7.875%	$1.60	$1,692	$1,700
November 2019 Senior Secured Convertible Note	(2)	9/30/2021	7.875%	$1.60	7,000	$6,439
Balance as of December 31, 2019					$8,692	$8,139

(1)	For the three months ended March 31, 2020 payments of approximately $1.6 million principal were made thru the issuance of approximately 2.0 million shares of common stock with a fair value of approximately $2.8 million resulting in a debt extinguishment loss of $1.2 million.

(2)	For the three months ended March 31, 2020 non-installment payments at the stated interest rate were made in the amount of approximately $138 thousand.

(3)

On March 30, 2020, the Series B investor notes were prepaid in the full amount of approximately $6.3 million. Upon payment of the investor note and in accordance with the securities purchase agreement, the Series B notes increased the stated interest rate from 3.0% to 7.875%. Also as a result of the prepayment, the Series B note terms became identical to the Series A notes and are accounted for under the fair value option election. For the three months ended March 31, 2020, non-installment payments at the applicable stated interest rate in the amount of approximately $52,500 were recognized as interest expense, and additionally, under a separate agreement, the Company recognized an expense in other income (expense) in the accompanying consolidated statement of operations, approximately $409,500 with respect to the placement agent advisory fee.

The (cash) payment of 3.0% interest on the $7.0 million face value principal of the (unfunded) Series B 2019 Senior Convertible Notes, resulted in the recognition of $53 of interest expense during the three months ended March 31, 2020, included in other income (expense) in the accompanying unaudited condensed consolidated statement of operations. There was no such interest expense in the corresponding prior year period.

Subsequent to March 31, 2020, with respect to the November 2019 Senior Convertible Notes, a total of $2,066 of Acceleration and Bi-Monthly Installment Amount face value principal repayments and corresponding non-installment payments of $68, were settled by the issue of 1,376 shares of common stock of the Company with a fair value of $3,374 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

Note 11 — Preferred Stock

In January 2020, the Company’s board-of-directors declared a Series B Convertible Preferred Stock dividend payment of earned but unpaid dividends as of December 31, 2019, payable as of January 1, 2020, of $69, with such dividend payment settled by the issue of an additional 23,182 shares of Series B Convertible Preferred Stock in accordance with the PAVmed Inc. Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock Certificate of Designation”). In January 2019, the Company’s board-of-directors declared a Series B Convertible Preferred Stock dividend payment of earned but unpaid dividends as of December 31, 2018, payable as of January 1, 2019, of $64, with such dividend payment settled by the issue of an additional 21,413 shares of Series B Convertible Preferred Stock in accordance with the Series B Convertible Preferred Stock Certificate of Designation.

Subsequent to March 31, 2020, in May 2020, the Company’s board-of-directors declared a Series B Convertible Preferred Stock dividend payment of earned but unpaid dividends as of March 31, 2020, payable as of April 1, 2019, of $70, with such dividend payment to be settled by the issue of an additional 23,481 shares of Series B Convertible Preferred Stock in accordance with the Series B Convertible Preferred Stock Certificate of Designation. The April 1, 2020 Series B Convertible Preferred Stock dividend payment was not recognized as a dividend payable liability as of March 31, 2020 as the Company’s board of directors had not declared such dividends payable as of such date.

Note 12 — Stockholders’ Equity, Common Stock Purchase Warrants, and Noncontrolling Interest

As of March 31, 2020, a total of 17,249,857 common stock purchase warrants were issued and outstanding, with a $1.68 per share weighted average exercise price; and, as of March 31, 2019, a total of 18,449,240 common stock purchase warrants were issued and outstanding with a $1.57 per share weighted average exercise price. During the three months ended March 31, 2020, 1,199,383 Series S Warrants were exercised for cash proceeds of $12, resulting in the issue of a corresponding number of shares of common stock of the Company.

Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity for the periods indicated is as follows:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
NCI - equity (deficit) - beginning of period	$(814)	$(162)
Minority Interest investment in Solys Diagnostics Inc	---	889
Minority Interest share subscription receivable - Solys Diagnostics Inc.	---	(889)
Minority Interest Lucid Diagnostics Inc. 2018 Equity Plan stock option exercise	5	---
Net loss attributable to NCI - Lucid Diagnostics Inc.	(402)	(801)
Net loss attributable to NCI - Solys Diagnostics Inc.	(34)	(10)
Stock-based compensation expense - Lucid Diagnostics Inc. 2018 Equity Plan	13	158
NCI - equity (deficit) - end of period	$(1,232)	$(814)

Note 13 —Loss Per Share

Basic earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per common share is computed similar to basic earnings (loss) per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted weighted average common shares include common stock potentially issuable under the Company’s convertible notes, preferred stock, warrants and vested and unvested stock options.

The following table sets forth the computation of earnings (loss) per share attributable to PAVmed Inc. and loss per share attributable to PAVmed Inc. common stockholders for the respective periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Numerator
Net loss - before noncontrolling interest	$(14,911)	$(3,704)
Net loss attributable to noncontrolling interest	436	169
Net loss - as reported, attributable to PAVmed Inc.	$(14,475)	$(3,535)

Series B Convertible Preferred Stock dividends:	$(70)	$(65)

Net loss attributable to PAVmed Inc. common stockholders	$(14,545)	$(3,600)

Denominator
Weighted average common shares outstanding basic and diluted	43,500	27,149

Loss per share
Basic and diluted
Net loss - as reported, attributable to PAVmed Inc.	$(0.33)	$(0.13)
Net loss attributable to PAVmed Inc. common stockholders	$(0.33)	$(0.13)

The following common stock equivalents have been excluded from the computation of diluted weighted average shares outstanding as their inclusion would be anti-dilutive:

	March 31,
	2020	2019
PAVmed Inc. 2014 Equity Plan stock options and restricted stock awards	5,795	5,077
Unit purchase options - as to shares of common stock	53	53
Unit purchase options -as to shares underlying Series Z Warrants	53	53
Series Z Warrants	16,815	16,815
Series W Warrants	382	382
Series B Convertible Preferred Stock	1,156	1,091
Total	24,254	23,471

Note 14 — Subsequent Events

Other Matters

The Company received approximately $0.3 million of proceeds from the Small Business Administration of the United States of America (“SBA”) in connection with the CARES Act Payroll Protection Program (“PPP”) related to loans available to certain companies during the pandemic resulting from “SARS-CoV-2” (severe acute respiratory syndrome coronavirus 2), commonly referred to by its resulting illness as “COVIID-19” (coronavirus disease-2019). The PPP loan proceeds have been recognized by the Company as a short-term debt obligation, requiring its repayment. Notwithstanding, the CARES Act provides for PPP loan recipients, including the Company, to apply to have the entire PPP loan repayment obligation forgiven. At this time, pending approval of the Company’s application for forgiveness, and while no assurance can be provided, the Company’s understanding of the loan forgiveness criteria indicates its PPP loan will be forgiven in its entirety.

The Company entered into a Security Purchase Agreement for the issue of a Senior Secured Convertible Note in the principal amount of $4.1 million, resulting in the Company realizing cash proceeds of approximately $3.7 million, after the deduction of approximately $0.4 million of lender fees - referred to as the April 2020 Senior Convertible Note. Additionally, under a separate agreement, the Company incurred an expense of approximately $0.1 million with respect to the placement agent advisory fee. The April 2020 Senior Convertible Note has a 24 month maturity, a 7.875% interest rate per annum, and a voluntary conversion price of $5.00 per share of the Company’s common stock. On the maturity date, the Company will pay the holder in cash all remaining outstanding principal and unpaid interest thereon.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”) as filed with the Securities and Exchange Commission (the “SEC”). Unless the context otherwise requires, references herein to “we”, “us”, and “our”, and to the “Company” or “PAVmed” are to PAVmed Inc. and its subsidiaries, including its majority-owned subsidiary, Lucid Diagnostics Inc. (“Lucid Diagnostics” or “Lucid”) and Solys Diagnostics, Inc. (“Solys Diagnostics” or “Solys”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including the following discussion and analysis of our (unaudited) condensed consolidated financial condition and results of operations, contains forward-looking statements that involve substantial risks and uncertainties.

All statements, other than statements of historical facts, contained in this Form 10-Q, including statements regarding our future consolidated results of operations and consolidated financial position, our estimates regarding expenses, future revenue, capital and operating expenditure requirements and needs for additional financing, our business strategy and plans and the objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of the Form 10-K under the heading “Risk Factors.”

Important factors that may affect our actual results include:

●	our limited operating history;
●	our financial performance, including our ability to generate revenue;
●	our ability to obtain regulatory approval for commercialization of our products;
●	the ability of our products to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in, our officers, key employees, or directors;
●	our potential ability to obtain additional financing when and if needed;
●	our ability to sustain status as a going concern;
●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions;
●	our ability to manage growth and integrate acquired operations;
●	the liquidity and trading of our securities;
●	our regulatory or operational risks;
●	cybersecurity risks;
●	risks related to the COVID-19 pandemic;
●	the impact of the material weakness identified by our management;
●	our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing; and
●	our status as an “emerging growth company” under the JOBS Act.

In addition, our forward-looking statements do not reflect the potential impact of any future financings, acquisitions, mergers, dispositions, joint ventures, or investments we may make.

We may not actually achieve the plans, intentions, and /or expectations disclosed in our forward-looking statements, and you should not rely on our forward-looking statements. You should read this Form 10-Q and the Form 10-K, and the documents we have filed as exhibits to this Form 10-Q and the Form 10-K, completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Overview

PAVmed is a highly-differentiated multi-product technology medical device company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization, employing a business model focused on capital efficiency and speed to market. Since inception on June 26, 2014, the Company’s activities have focused on advancing its lead products towards regulatory approval and commercialization, protecting its intellectual property, and building its corporate infrastructure and management team. The Company operates in one segment as a medical device company with four operating divisions which include GI Health, Minimally Invasive Interventions, Infusion Therapy, and Emerging Innovations. As resources permit, we will continue to explore internal and external innovations that fulfill our project selection criteria without limiting ourselves to any target specialty or condition. The Company has ongoing operations conducted in two active majority owned subsidiaries: Lucid Diagnostics Inc., which was incorporated in May 2018 and Solys Diagnostics Inc., which was incorporated in October 2019.

PAVmed and its subsidiaries have proprietary rights to the trademarks used herein, including, among others, PAVmed™, Lucid Diagnostics™, Caldus™, CarpX™, DisappEAR™, EsoCheck™, EsoGuard™, EsoCheck Cell Collection Device™, EsoCure Esophageal Ablation Device™, NextCath™, NextFlo™, PortIO™, and “Innovating at the Speed of Life”™. Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of “™” or “®”, however, the absence of such marks is not intended to indicate, in any way, PAVmed or its subsidiaries will not assert, to the fullest extent possible under applicable law, their respective rights to such trademarks and trade names.

Our multiple products are in various phases of development, regulatory clearances, approvals, and commercialization.

●	EsoCheck has received 510(k) marketing clearance from the U.S. Food and Drug Administration (“FDA”) as a esophageal cell collection device. EsoGuard has been established as a Laboratory Developed Test (“LDT”) and was launched commercially in December 2019 after Clinical Laboratory Improvement Amendment (“CLIA”) and College of American Pathologists (“CAP”) accreditation of the test at Lucid’s commercial diagnostic laboratory partner ResearchDx Inc. (“ResearchDx”), headquartered in Irvine, CA.

●	Our CarpX device was developed as a patented, single-use, disposable, minimally invasive device designed as a precision cutting tool to treat carpal tunnel syndrome while reducing recovery times. Our CarpX device was cleared by the FDA under section 510(k) on April 20, 2020.

●	Our other products in development have not yet received clearance or approval to be marketed or sold in the U.S. or elsewhere. We have been granted patents by the U.S. Patent and Trademark Office (“USPTO”) for CarpX, PortIO, and Caldus and have acquired licenses to certain patents and intellectual property for DisappEAR from Tufts University and a group of academic centers, for EsoGuard and EsoCheck from Case Western Reserve University (“CWRU”) and more recently for patents covering infrared technology to non-invasively detect glucose in tissue within the in-patient field of use from Liquid Sensing, Inc.

A brief description of our key divisions and products is as follows:

GI Health

EsoGuard, EsoCheck, and EsoCure

This product family consists of a patented platform technology (EsoGuard and EsoCheck) licensed from CWRU to Lucid Diagnostics developed to provide an accurate, non-invasive, patient-friendly screening test for the early detection of adenocarcinoma of the esophagus (“EAC”) and of Barrett’s Esophagus (“BE”), including dysplasia, pre-cursors to EAC in patients with chronic gastroesophageal reflux (“GERD”), along with a technology (EsoCure) developed by PAVmed to treat BE. EsoGuard is a molecular diagnostic esophageal DNA test shown in a published human study to be highly accurate at detecting BE, as well as EAC. EsoCheck is a non-invasive cell collection device designed to sample cells from a targeted region of the esophagus in a five-minute office-based procedure, without the need for endoscopy. Both EsoGuard and EsoCheck are commercially available, as separately marketed products, for physicians to prescribe for U.S. patients. EsoCure is in development to provide an Esophageal Ablation Device using Caldus Technology to allow a clinician to treat dysplastic BE before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment.

Our near term strategy, once gastroenterology clinics resume doing elective procedures post COVID-19, is to market EsoGuard LDT through a network of independent representatives working with our in-house sales management.

Our longer-term strategy is to secure a specific indication, based on published guidelines, for BE screening in certain at-risk populations using EsoGuard on samples collected with EsoCheck. This requires having the EsoGuard screening system cleared or approved by the FDA as an IVD device (“EsoGuard IVD”). In September 2019, we entered into an agreement with a clinical research organization (“CRO”) in connection with EsoGuard clinical trials. The CRO will assist us with conducting two concurrent clinical trials, an EsoGuard screening study and an EsoGuard case control study. Although we enrolled our first patients in the trial the Covid-19 outbreak as curtailed all elective clinic procedures until the clinics are cleared to resume activities.

In February 2020 we received Breakthrough Device designation from the FDA for our EsoGuard Esophageal DNA Test on esophageal samples collected using our EsoCheck Cell Collection Device in a prevalent well-defined group of patients at elevated risk for esophageal dysplasia due to chronic gastroesophageal reflux disease or “GERD” (acid reflux). The FDA Breakthrough Device Program was created to offer patients more timely access to breakthrough technologies which provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions by expediting their development, assessment and review through enhanced communications and more efficient and flexible clinical study design, including more favorable pre/post market data collection balance. Breakthrough Devices receive priority FDA review, and a bipartisan bill before Congress (H.R. 5333) seeks to require Medicare to temporarily cover all Breakthrough Devices for three years while determining permanent coverage.

Minimally Invasive Interventions

CarpX

We received FDA market clearance under section 510(k) in April 2020 for our CarpX minimally invasive surgical device for use in the treatment of carpal tunnel syndrome. We believe CarpX will allow the physician to relieve the compression on the median nerve without an open incision or the need for endoscopic or other imaging equipment. To use CarpX, the operator first advances a guidewire through the carpal tunnel under the ligament, and then advanced over the wire and positioned in the carpal tunnel under ultrasonic and/or fluoroscopic guidance. When the CarpX balloon is inflated it creates tension in the ligament positioning the cutting electrodes underneath it and creates space within the tunnel, providing anatomic separation between the target ligament and critical structures such as the median nerve. Radiofrequency energy is briefly delivered to the electrodes, rapidly cutting the ligament, and relieving the pressure on the nerve. We believe CarpX will be significantly less invasive than existing treatments.

We expect to commercialize our products through a network of independent U.S. sales representatives and/or inventory-stocking medical distributors together with our in-house sales management and marketing teams, including a national sales manager with over 20 years of commercial experience in orthopedics. Our focus on CarpX, and other high margin products and services, is particularly suitable to this mode of distribution. A high gross margin allows us to properly incentivize our distributors, which in turn allows us to attract the top distributors with the most robust networks in our targeted specialties. Independent distributors play an even larger role in many parts of Europe, most of Asia and emerging markets worldwide.

We eventually may, however, choose to build (or obtain through a strategic acquisition) our own sales and marketing team to commercialize CarpX, along with some or all of our products, if it is in our long-term interests. We may also choose to enter into distribution agreements with larger strategic partners whereby we take full responsibility for the manufacturing of CarpX but outsource some or all of its distribution to a partner, particularly outside the United States, with its own robust distribution channels.

Infusion Therapy

PortIO

This product is a novel, patented, implantable, intraosseous vascular medical device which does not require accessing the central venous system and does not have an indwelling intravascular component. It is designed to be highly resistant to occlusion and may not require regular flushing. It features simplified, near-percutaneous insertion and removal, without the need for surgical dissection or radiographic confirmation. It provides a near limitless number of potential access sites and can be used in patients with chronic total occlusion of their central veins. The absence of an intravascular component will likely result in a very low infection rate.

Based on encouraging animal data, once the COVID-19 outbreak allows for resumption of clinical trial activities, we are planning a long-term (60-day implant duration) FIH clinical study in dialysis patients or those with poor venous access in Colombia, South America and intend to fulfill the likely FDA request for human clinical data with a clinical safety study in the United States following FDA clearance of a pending Investigational Device Exemption (IDE) submission to begin clinical testing. In addition, we plan to file for FDA Breakthrough Device Designation for PortIO.

NextFlo

This product is a patented, disposable, and highly accurate infusion platform technology including IV infusion sets and disposable infusion pumps (DIP) designed to eliminate the need for complex and expensive electronic infusion pumps for most of the estimated one million infusions of fluids, medications and other substances delivered each day in hospitals and outpatient settings in the United States. NextFlo is designed to deliver highly accurate gravity-driven infusions independent of the height of the IV bag. It maintains constant flow by incorporating a proprietary, passive, pressure-dependent variable flow-resistor consisting entirely of inexpensive, easy-to-manufacture disposable mechanical parts. NextFlo testing has demonstrated constant flow rates across a wide range of IV bag heights, with accuracy rates comparable to electronic infusion pumps.

We are seeking a long-term strategic partnership or acquiror. We have been running a formal M&A process for NextFlo targeting strategic and financial partners. The process is active with ongoing discussion with multiple parties.

Emerging Innovations

Emerging innovations refers to a diversified and expanding portfolio of innovative products designed to address unmet clinical needs across a broad range of clinical conditions. We are evaluating a number of these product opportunities and intellectual property covering a spectrum of clinical conditions, which have either been developed internally or have been presented to us by clinician innovators and academic medical centers, for consideration of a partnership to develop and commercialize these products. This collection of products includes, without limitation, initiatives in noninvasive glucose monitoring, mechanical circulatory support, and pediatric ear tubes. Furthermore, we are exploring other opportunities to grow our business and enhance shareholder value through the acquisition of pre-commercial or commercial stage products and/or companies with potential strategic corporate and commercial synergies.

Impact of COVID-19 Pandemic

We have been carefully monitoring the impact on the national economy and our business of the pandemic resulting from “SARS-CoV-2” (severe acute respiratory syndrome coronavirus 2), commonly referred to by its resulting illness as “COVIID-19” (coronavirus disease-2019). We expect the significance of the pandemic, including the extent of its effect on our consolidated financial condition and consolidated operational results and cash flows, to be dictated by the success of efforts to mitigate the spread and /or containment of the virus and the impact of actions taken in response. The COVID-19 virus and related mitigation and containment efforts may have an adverse impact on our operations, supply chains and distribution systems and /or those of our contractors and laboratory partner and increase our and their operating expenses. In this regard, the ability of our employees or our contractors, laboratory partner, and other service providers, to perform their work may be adversely affected. In addition, the spread of COVID-19 has disrupted the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay FDA approval with respect to our products. Furthermore, our clinical trials may be affected by the pandemic, as site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 response, as well as travel restrictions imposed by governments, and the inability to access clinical test sites for initiation and monitoring. The pandemic may have an adverse impact on the economies and financial markets of many countries, including the United States, resulting in an economic downturn that could adversely affect demand for our products and services and /or our product candidates. While we are not able at this time to estimate the impact of the pandemic on our consolidated financial condition, consolidated results of operations, and /or consolidated cash flows, the adverse impact could be material.

Results of Operations

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including travel expenses for our employees in executive functions, facility-related costs, professional fees, accounting and legal services, consultants and expenses associated with obtaining and maintaining patents within our intellectual property portfolio.

We anticipate our general and administrative expenses will increase in the future, as we anticipate an increase in payroll and related expenses related to our roll-out of our commercial sales and marketing operations. We also anticipate continued expenses related to being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance as a public company, director and officer insurance premiums and investor relations costs.

In the three months ended March 31, 2020, general and administrative costs were approximately $2.6 million, compared to $1.7 million for the three months ended March 31, 2019. The increase of $0.9 million was principally related to:

●	approximately $0.3 million increase in compensation related costs principally related to sales staffing levels and other costs related to our commercial launch of EsoGuard;
●	approximately $0.5 million in consulting services related to patents, regulatory compliance, legal processes for contract review, and public company expenses; and
●	approximately $0.1 million in general business expenses.

Research and development expenses

Research and development expenses are recognized in the period they are incurred and consist principally of internal and external expenses incurred for the research and development of our products, including:

●	consulting costs charged to us by various external contract research organizations we contract with to conduct preclinical studies and engineering studies;
●	salary and benefit costs associated with our chief medical officer and engineering personnel;
●	costs associated with regulatory filings;
●	patent license fees;
●	cost of laboratory supplies and acquiring, developing, and manufacturing preclinical prototypes;
●	product design engineering studies; and
●	rental expense for facilities maintained solely for research and development purposes.

We plan to incur research and development expenses for the foreseeable future as we continue the development of our products. Our research and development activities are focused principally on obtaining FDA approvals and product improvements or extending utility of the lead products in our pipeline, including CarpX, EsoCheck and EsoGuard, along with advancing our DisappEAR, PortIO, NextFlo, and noninvasive glucose monitoring products through their respective development phase.

In the three months ended March 31, 2020, research and development costs were approximately $2.6 million, compared to $1.5 million for the three months ended March 31, 2019. The increase of $1.2 million was principally related to:

●	approximately $1.0 million increased clinical trial costs related principally to EsoGuard;
●	approximately $0.1 million increased compensation related costs related to increased staff levels; and
●	approximately $0.1 million increased consulting services.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended March 31, 2020, the (non-cash) expense recognized for the change in the fair value of our senior secured convertible notes (see Note 9 of our unaudited condensed consolidated financial statements) was approximately $8.0 million as compared to $0.6 million for the corresponding period in the prior year, with the increase of $7.4 million was principally related to:

●	an increase in the face principal amount of our senior secured convertible notes of approximately $7.0 million, inclusive of $0.7 million in lender fees; and
●	among other fair value input assumptions, a substantive increase in the Company’s common stock price between the periods resulting in a higher estimated fair value of the senior secured convertible notes.

Loss from Extinguishment of Debt

In the three months ended March 31, 2020, the non-cash loss from debt extinguishment as a result of the issue of shares of our common stock upon (partial) conversions of our senior secured convertible notes (see Note 10 of our unaudited condensed consolidated financial statements) was approximately $1.2 million, compared to $0.0 million for the three months ended March 31, 2019. Debt extinguishment costs are incurred when the fair value of the common stock issued to the debt holder exceeds the value of the debt as of the conversion date. The increase of $1.2 million was principally related to:

●	principal and interest of approximately $1.6 million converted into approximately 2.0 million common shares for the three months ended March 31, 2020, compared to a de minimis amount for the same period in 2019.

Lender Fee

In the three months ended March 31, 2020, the loss from lender fees in connection with the issuance of our senior secured convertible notes on March 30, 2020 (see Note 10 of our unaudited condensed consolidated financial statements) was approximately $0.4 million, compared to $0.0 million for the three months ended March 31, 2019.

Interest Expense

In the three months ended March 31, 2020, interest expense of approximately $0.1 million reflects the cost incurred on the Series B November 2019 Senior Convertible Notes (see “—Going Concern, Liquidity, and Capital Resources” below) during the period prior to the Company receiving the cash proceeds for such notes. There was no corresponding interest expense incurred for the three months ended March 31, 2019.

Going Concern, Liquidity, and Capital Resources

We have experienced recurring losses from operations since inception. We have not yet established an ongoing source of revenues and must fund our operating expenses through debt and equity financings to allow us to continue as a going concern. Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

We depend upon our ability, and will continue to attempt, to secure equity and/or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our management determined that there was substantial doubt about our ability to continue as a going concern within one year after the unaudited condensed consolidated financial statements were issued, and management’s concerns about our ability to continue as a going concern within the year following this report persist.

As at March 31, 2020 and December 31, 2019, we had cash in the aggregate amount of $8.7 million and $6.2 million, respectively.

In November 2019, we sold Senior Secured Convertible Notes with an aggregate initial principal amount of $14.0 million (the “November 2019 Senior Convertible Notes”) to certain accredited investors in a private placement, generating cash proceeds of approximately $12.6 million. The November 2019 Senior Convertible Notes were sold in two series, Series A (for which the cash proceeds were delivered by the investors at the closing) and Series B (for which the cash proceeds were received in March 2020, upon payment in full of promissory notes delivered by the investors at the closing). The November 2019 Senior Convertible Notes mature on September 30, 2021, subject to extension, and accrue interest at 7.875% per annum, except that the Series B November 2019 Senior Convertible Notes accrued interest at 3.0% per annum until receipt of the cash proceeds in March 2020 as described above. At the election of the holder, the November 2019 Senior Convertible Notes may be converted into shares of common stock of the Company at a fixed conversion price of $1.60 per share, subject to adjustment. Installments of principal totaling approximately $0.4 million, along with all accrued interest and any late charges, are due on March 30, 2020, the 15th day of the month and the last trading day of the month, and on the maturity date. We may settle the installment amounts through the conversion of such amounts into shares of our common stock, subject to customary equity conditions (including minimum price and volume thresholds), at 100% of the installment amount, or otherwise (or at our election, in whole or in part) in cash at 115% of the installment amount.

Subsequent to March 31, 2020, on April 30, 2020, we issued a Senior Secured Convertible Note with an initial principal amount of $4.1 million (the “April 2020 Senior Convertible Note”) to an accredited investor in a private placement, resulting in cash proceeds of approximately $3.7 million. The April 2020 Senior Convertible Note matures on April 30, 2022, subject to extension, and accrues interest at 7.875% per annum. At the election of the holder, the April 2020 Senior Convertible Note may be converted into shares of common stock of the Company at a fixed conversion price of $5.00 per share, subject to adjustment. Interest is payable monthly in cash.

Under the November 2019 Senior Convertible Notes and the April 2020 Senior Convertible Note, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters, as well as a financial covenant that requires us to maintain available cash in the amount of approximately $1.8 million at the end of each fiscal quarter. As of March 31, 2020, we were in compliance with this financial covenant.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our consolidated financial condition and consolidated results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, and equity, along with the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the corresponding periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Please see our accompanying unaudited condensed consolidated financial statement Note 2, Summary of Significant Accounting Policies, of our unaudited condensed consolidated financial statements included in this Form 10-Q, for a summary of significant accounting policies. In addition, reference is made to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K, for a summary of our critical accounting policies and significant judgments and estimates. There have been no other material changes to our critical accounting policies or judgments and estimates since the Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on such evaluation, due to the material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness

Our management’s conclusion that our disclosure controls and procedures were ineffective was due to the identification of a material weakness in our internal control over financial reporting in connection with the preparation of the Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Our management identified the following material weakness in our internal control over financial reporting:

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

While we believe the above activities will ultimately remediate the material weakness, we intend to continue to refine those controls and monitor their effectiveness for a sufficient period of time prior to reaching any determination as to whether the material weakness has been remediated.

Notwithstanding the identified material weakness, management believes that the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our consolidated financial position, consolidated results of operations, and consolidated cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we expect to make changes to our internal control over financial reporting in the future to remediate the material weakness identified above.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

Date: May 28, 2020	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Filed herewith

