Form 10-Q
period 2020-06-30
PAVmed Inc.
filed 2020-08-14
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2020

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

As of August 11, 2020, there were 49,638,690 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash	$7,080	$6,219
Prepaid expenses and other current assets	1,074	328
Total current assets	8,154	6,547
Other assets	728	693
Total assets	$8,882	$7,240

Liabilities, Preferred Stock, and Stockholders’ Deficit
Current liabilities
Accounts payable	$3,646	$2,353
Accrued expenses and other current liabilities	1,541	1,386
Current portion - Cares Act Paycheck Protection Program note payable	150	—
Senior Secured Convertible Notes - at fair value	12,300	8,139
Senior Convertible Note - at fair value	3,900	—
Total current liabilities	21,537	11,878
Cares Act Paycheck Protection Program note payable	150	—
Total liabilities	21,687	11,878

COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 20,000 shares authorized;
Series B Convertible Preferred Stock, par value $0.001, 1,180 and 1,158 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2,393	2,296

Common stock, par value $0.001; 150,000 shares authorized;
47,919 and 40,479 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	48	41

Additional paid-in capital	60,147	47,554

Accumulated deficit	(73,908)	(53,715)
Total PAVmed Inc. Stockholders’ Deficit	(11,320)	(3,824)

Noncontrolling interest	(1,485)	(814)

Total Stockholders’ Deficit	(12,805)	(4,638)

Total Liabilities and Equity (Deficit)	$8,882	$7,240

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—

General and administrative expense	2,881	1,914	5,566	3,607
Research and development expense	2,133	1,405	4,702	2,856
Total operating expenses	5,014	3,319	10,268	6,463

Loss from operations	(5,014)	(3,319)	(10,268)	(6,463)

Other income (expense)
Interest expense	—	—	(52)	—
Change in fair value - Senior Secured Convertible Notes and Senior Convertible Note	2,120	(161)	(5,888)	(720)
Offering costs - Senior Secured Convertible Note and Senior Convertible Note	(200)	—	(610)	—
Debt extinguishments loss - Senior Secured Convertible Notes	(2,750)	(259)	(3,937)	(260)

Other income (expense), net	(830)	(420)	(10,487)	(980)

Loss before provision for income tax	(5,844)	(3,739)	(20,755)	(7,443)
Provision for income taxes	—	—	—	—
Net loss - before noncontrolling interest	(5,844)	(3,739)	(20,755)	(7,443)

Net loss attributable to noncontrolling interest	266	145	702	314

Net loss - attributable to PAVmed Inc.	(5,578)	(3,594)	(20,053)	(7,129)

Less: Series B Convertible Preferred Stock dividends earned	(71)	(66)	(141)	(132)

Net loss attributable to PAVmed Inc. common stockholders	$(5,649)	$(3,660)	$(20,194)	$(7,261)

Net loss per share - attributable to PAVmed Inc. - basic and diluted	$(0.12)	$(0.13)	$(0.45)	$(0.26)
Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted	$(0.13)	$(0.13)	$(0.46)	$(0.27)
Weighted average common shares outstanding - basic and diluted	44,781	27,606	44,140	27,344

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED June 30, 2020

(in thousands except per share data)

(unaudited)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at March 31, 2020	1,156	$2,322	44,134	$44	$50,896	$(68,259)	$(1,232)	$(16,229)
Issue common stock upon partial conversions of Senior Secured Convertible Note	—	—	3,785	4	8,735	—	—	8,739

Series B Convertible Preferred Stock dividends declared	24	71	—	—	—	(71)	—	—

Stock-based compensation	—	—	—	—	513	—	—	513
Stock-based compensation - majority-owned subsidiary	—	—	—	—	3	—	13	16

Loss	—	—	—	—	—	(5,578)	(266)	(5,844)
Balance as of June 30, 2020	1,180	$2,393	47,919	$48	$60,147	$(73,908)	$(1,485)	$(12,805)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the SIX MONTHS ENDED June 30, 2020

(in thousands except per share data)

(unaudited)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2019	1,158	$2,296	40,479	$41	$47,554	$(53,715)	$(814)	$(4,638)
Issue common stock upon partial conversions of Senior Secured Convertible Note	—	—	5,828	6	11,567	—	—	11,573

Issue common stock - Employee Stock Purchase Plan	—	—	154	—	126	—	—	126

Issue common stock – exercise Series S warrants	—	—	1,199	1	11	—	—	12

Issue common stock – conversion Series B Convertible Preferred Stock	(25)	(43)	25	—	43	—	—	—

Series B Convertible Preferred Stock dividends declared	47	140	—	—	—	(140)	—	—

Vesting of restricted stock awards	—	—	234	—	—	—	—	—

Stock-based compensation	—	—	—	—	840	—	—	840

Stock-based compensation - majority-owned subsidiary	—	—	—	—	6	—	26	32
Issue common stock of majority- owned subsidiary exercise of stock options	—	—	—	—	—	—	5	5
Loss	—	—	—	—	—	(20,053)	(702)	(20,755)
Balance as of June 30, 2020	1,180	$2,393	47,919	$48	$60,147	$(73,908)	$(1,485)	$(12,805)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED June 30, 2019

(in thousands except per share data)

(unaudited)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at March 31, 2019	1,091	$2,096	27,193	$28	$33,025	$(40,591)	$(226)	$(5,668)

Issuance of common stock – registered offerings, net	—	—	5,480	5	5,374	—	—	5,379

Issuance common stock upon partial conversions of Senior Secured Convertible debt	—	—	1,466	1	1,760	—	—	1,761

Series B Convertible Preferred Stock dividends declared	22	66	—	—	—	(66)	—	—

Stock-based compensation	—	—	—	—	356	—	—	356

Stock-based compensation - majority-owned subsidiary	—	—	—	—	4	—	28	32

Loss	—	—	—	—	—	(3,594)	(145)	(3,739)

Balance as of June 30, 2019	1,113	$2,162	34,139	$34	$40,519	$(44,251)	$(343)	$(1,879)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the SIX MONTHS ENDED June 30, 2019

(in thousands except per share data)

(unaudited)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2018	1,070	$2,032	27,143	$27	$32,619	$(36,993)	$(161)	$(2,476)

Issuance of common stock – registered offerings, net	—	—	5,480	5	5,374	—	—	5,379

Issuance common stock upon partial conversions of Senior Secured Convertible debt	—	—	1,516	2	1,812	—	—	1,814

Series B Convertible Preferred Stock dividends declared	43	130	—	—	—	(130)	—	—

Stock-based compensation	—	—	—	—	706	—	—	706

Stock-based compensation - majority-owned subsidiary	—	—	—	—	8	—	133	141

Loss	—	—	—	—	—	(7,129)	(315)	(7,443)

Balance as of June 30, 2019	1,113	$2,162	34,139	$34	$40,519	$(44,251)	$(343)	$(1,879)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except per share data)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss - before noncontrolling interest (“NCI”)	$(20,755)	$(7,443)

Adjustments to reconcile net loss - before NCI to net cash used in operating activities
Depreciation expense	9	7
Stock-based compensation	872	847
Change in fair value - Senior Secured Convertible Notes and Senior Convertible Note	5,888	720
Debt extinguishment loss - Senior Secured Convertible Notes	3,937	260

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(747)	140
Accounts payable	1,294	(312)
Accrued expenses and other current liabilities	155	(608)
Net cash flows used in operating activities	(9,346)	(6,389)

Cash flows from investing activities
Purchase of equipment	(44)	(25)
Net cash flows used in investing activities	(44)	(25)

Cash flows from financing activities
Proceeds – issue of Senior Secured Convertible Notes	6,300	—
Proceeds – issue of Senior Convertible Note	3,700	—
Proceeds – Cares Act Paycheck Protection Program Loan	300	—
Proceeds – issue of common stock – registered offerings	—	5,480
Payment – offering costs – registered offerings	—	(101)
Payment – Senior Secured Convertible Notes – non-installment	(192)	(279)
Proceeds – issue common stock – Employee Stock Purchase Plan	126	—
Proceeds – exercise of Series S Warrants	12	—
Proceeds – exercise of stock options issued under equity incentive plan of majority owned subsidiary	5	—
Net cash flows provided by financing activities	10,251	5,100

Net increase (decrease) in cash	861	(1,314)
Cash, beginning of period	6,219	8,222
Cash, end of period	$7,080	$6,908

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

The ability of the Company to generate revenue depends upon the Company’s ability to successfully advance the commercialization of EsoGuard and CarpX while also completing the development and the necessary regulatory approvals of its other products and services. In this regard:

●	EsoCheck has received 510(k) marketing clearance from the FDA as an esophageal cell collection device in June 2019;

●	EsoGuard completed the certification required by the Clinical Laboratory Improvement Amendment (“CLIA”) and accreditation of the College of American Pathologists (“CAP”) making it commercially available as a Laboratory Developed Test (“LDT”) at LUCID’s contract diagnostic laboratory service provider in California in December 2019; and,

●	CarpX, developed as a patented, single-use, disposable, minimally invasive device designed as a precision cutting tool to treat carpal tunnel syndrome while reducing recovery times, received 510(k) marketing clearance from the FDA in April 2020.

Although the Company’s current operational activities are principally focused on the commercialization of EsoGuard and CarpX its development activities are focused on pursuing FDA approval and clearance of other lead products in our product portfolio pipeline, including EsoGuard IVD, PortIO, DisappEAR, NextFlo, and EsoCure.

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

Note 2 — Financial Condition, Going Concern and Management Plans

The Company is subject to all of the risks and uncertainties typically faced by diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. The Company expects to continue incurring losses for the foreseeable future. The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures and working capital funding until the Company reaches significant revenues. As such, the Company intends to rely on capital markets to obtain additional equity or debt financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or from expansion of operations. If the Company attempts to obtain additional equity or debt financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related consolidated financial information should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2020.

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

Note 3 — Summary of Significant Accounting Policies - continued

Recent Accounting Standards

Adoption of new accounting Standard

On January 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, (“ASU 2018-07”), which aligns the accounting for share-based payments to nonemployees for goods and services with the requirements for accounting for share-based payments to employees under ASC 718 Compensation – Stock Compensation. ASU 2018-07 provides that nonemployee share-based payments are measured at the grant date at the fair value of the equity instruments to be provided to the nonemployee when the goods or services have been delivered. Prior to ASU 2018-07 nonemployee share-based payments were measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever could be more reliably measured. The adoption of ASU 2018-07 had no effect on the Company’s consolidated financial statements.

On January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement. The adoption of ASU 2018-07 had no effect on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606”, which requires transactions in collaborative arrangements to be accounted for under ASC 606 if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. Additionally, ASU No. 2018-18 precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The adoption of ASU 2018-18 on January 1, 2020 had no effect on the Company’s consolidated financial statements.

In August 2020, the FASB issued its Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its unaudited condensed consolidated financial statements.

Note 4 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	June 30, 2020	December 31, 2019
Advanced payments to service providers and suppliers	$465	$294
EsoCheck cell collection supplies	375	—
Deposits	234	34
Total prepaid expenses and other current assets	$1,074	$328

Note 5 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of:

	June 30, 2020	December 31, 2019
Compensation related expenses	$1,088	$1,075
EsoGuard License Agreement fee	223	223
Operating Expenses	230	88
Total accrued expenses and other current liabilities	$1,541	$1,386

Note 6 — Related Party Transactions

During the three and six months ended June 30, 2020 and 2019 the Company incurred the following expenses with the minority shareholders of Lucid Diagnostics Inc.:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
CWRU patent related fees	$27	$47	$59	$78
Clinical supplies – EsoCheck	—	—	15	—
EsoGuard Physician Inventors’ consulting agreements	15	36	53	74
Stock based compensation expense	6	24	12	48
Total	$48	$107	$139	$200

Note 7 — Commitment and Contingencies

Office Leases

Total rent expense incurred under office rental agreements was $49 and $33, for the three months ended June 30, 2020 and 2019, respectively, and $98 and $65, for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the Company’s future minimum lease payments for such office rental agreements are estimated to be a total of approximately $135 for the period July 1, 2020 to June 30, 2021.

Note 8 — Stock-Based Compensation

PAVmed Inc. 2014 Long-Term Incentive Equity Plan - Stock Options

Stock options issued and outstanding under the PAVmed Inc 2014 Long-Term Incentive Equity Plan (PAVmed Inc. 2014 Equity Plan”) for the period noted is as follows:

	Number Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)
Outstanding stock options at December 31, 2019	5,204	$2.68	8.1
Granted	1,345	$2.18	9.8
Exercised	—	$—
Forfeited	—	$—
Outstanding stock options at June 30, 2020	6,549	$2.58	7.7
Vested and exercisable stock options at June 30, 2020	4,016	$3.13	7.3

The aggregate intrinsic value of stock options granted under the PAVmed Inc. 2014 Equity as of June 30, 2020 was $2,468 with respect to stock options outstanding and $1,263 with respect to such stock options vested and exercisable. The intrinsic value is computed as the difference between the quoted price of the PAVmed Inc. common stock on June 30, 2020 and the exercise price of the underlying PAVmed Inc. stock options, to the extent such quoted price is greater than the exercise price.

In the six months ended June 30, 2020, a total of 1,345 stock options were granted under the PAVmed Inc. 2014 Equity Plan, with each such stock option grant having a ten year contractual term from date-of-grant, vesting ratably over twelve quarters commencing with the grant date quarter, with a weighted average exercise price of $2.18 per share of common stock of PAVmed Inc.

Subsequent to June 30, 2020, in July 2020, the Company issued 100 common stock options, with each such stock option grant having a ten year contractual term from date-of-grant, vesting ratably over twelve quarters commencing with the grant date quarter, with a weighted average exercise price of $2.04 per share of common stock of PAVmed Inc.

Note 8 — Stock-Based Compensation - continued

PAVmed Inc 2014 Long-Term Incentive Equity Plan - Restricted Stock Awards

On March 15, 2019, a total of 700 restricted stock awards were granted to employees under the PAVmed Inc. 2014 Equity Plan, with such restricted stock awards vesting ratably on an annual basis over a three year period with an initial annual vesting date of March 15, 2020. The restricted stock awards are subject to forfeiture if the requisite service period is not completed. On March 15, 2020, approximately 234 of such restricted stock awards vested.

On May 1, 2020, a total of 950 restricted stock awards were granted to employees under the PAVmed Inc. 2014 Equity Plan, with such restricted stock awards vesting ratably on an annual basis over a three year period with an initial annual vesting date of May 1, 2021. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

Subsequent to June 30, 2020, at the Company’s annual meeting of stockholders on July 24, 2020, the Company’s stockholders approved an increase to the share reservation of the PAVmed Inc 2014 Equity Plan of an additional 2,000 shares of common stock of the Company, from 8,000 shares to 10,000 shares.

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

Subsequent to June 30, 2020, at the Company’s annual meeting of stockholders on July 24, 2020, the Company’s stockholders approved an increase to the share reservation of the PAVmed Inc ESPP of an additional 500 shares of common stock of the Company, from 250 shares to 750 shares.

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan - Stock Options

The Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (“Lucid Diagnostics Inc. 2018 Equity Plan”) is separate and apart from the PAVmed Inc. 2014 Equity Plan discussed above. Stock options issued and outstanding under the Lucid Diagnostics Inc. 2018 Equity Plan for the period noted is as follows:

	Number Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)
Outstanding stock options at December 31, 2019	995	$0.86	9.0
Granted	—	$—
Exercised	3	$1.50
Forfeited	—	$—
Outstanding stock options at June 30, 2020	992	$0.86	8.5
Vested and exercisable stock options at June 30, 2020	574	$0.83	8.4

Stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan, have a ten year contractual term from date of grant, and vest ratably over twelve successive calendar quarters, with first vesting date in the quarter of the date of grant.

During the six months ended June 30, 2020, 3 stock options issued under the Lucid Diagnostics Inc. 2018 Equity Plan were exercised for cash proceeds of $5, resulting in the issue of a corresponding number of shares of common stock of Lucid Diagnostics Inc.

Note 8 — Stock-Based Compensation - continued

Stock-Based Compensation Expense

Consolidated stock-based compensation expense recognized for both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
General and administrative expenses	$407	$299	$684	$584
Research and development expenses	122	89	188	263
Total	$529	$388	$872	$847

As of June 30, 2020, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc 2018 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period
PAVmed Inc. 2014 Equity Plan
Stock Options	$2,269	1.2 years
Restricted Stock Awards	$2,243	2.6 years

Lucid Diagnostics Inc. 2018 Equity Plan
Stock Options	$75	1.3 years

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed Inc. 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.92 per share and $0.93 per share during the six months ended June 30, 2020 and 2019, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Six Months Ended June 30,
	2020	2019

Expected term of stock options (in years)	5.7	5.7
Expected stock price volatility	56%	50%
Risk free interest rate	2.0%	2.3%
Expected dividend yield	0%	0%

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed Inc. 2014 Equity Plan to non-employees under the previous provisions FASB ASC 505-50 in the prior year six months ended June 30, 2019, was based on a weighted average estimated fair value of such stock options of $1.90 per share, calculated using Black-Scholes valuation model weighted-average assumptions of 8.7 year contractual term, a 60% expected stock price volatility, a 2.3% risk free interest rate, and a 0% expected dividend rate.

The restricted stock awards granted to employees under the PAVmed Inc. 2014 Equity Plan are measured at their grant date estimated fair value based on the date-of-grant quoted price per share of PAVmed Inc. common stock. The 700 restricted stock awards granted on March 15, 2019 had an aggregate fair value of approximately $742 with such stock-based compensation expense recognized ratably over the requisite service period, which is the three year vesting period as discussed above. The 950 restricted stock awards granted on May 1, 2020 had an aggregate fair value of approximately $1,938 with such stock-based compensation expense recognized ratably over the requisite service period, which is the three year vesting period as discussed above. The stock-based compensation expense recognized with respect to these restricted stock awards was approximately $144 and $62 in the three months ended June 30, 2020 and 2019, respectively, and $206 and $82 in the six months ended June 30, 2020 and 2019, respectively, classified in general and administrative expenses; and $25 in the three and six months ended June 30, 2020 classified in research and development expenses, as presented above.

Note 8 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.30 per share and $0.39 per share during the six months ended June 30, 2020 and 2019, respectively, and was calculated using the following weighted average Black-Scholes valuation model assumptions:

	Six Months Ended June 30,
	2020	2019

Expected term of stock options (in years)	5.2	5.7
Expected stock price volatility	60%	63%
Risk free interest rate	1.9%	2.5%
Expected dividend yield	0%	0%

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan to non-employees under the previous provisions FASB ASC 505-50 in the prior year three and six months ended June 30, 2019, was based on a weighted average estimated fair value of such stock options of $0.61 per share, calculated using Black-Scholes valuation model weighted-average assumptions of 9.1 year contractual term, a 62% expected stock price volatility, a 2.2% risk free interest rate, and a 0% expected dividend rate.

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

Note 9 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using(1)
	Level-1	Level-2	Level-3
	Inputs	Inputs	Inputs	Total
June 30, 2020
Senior Secured Convertible Note - November 2019			$12,300	$12,300
Senior Secured Convertible Note - April 2020	$—	$—	$3,900	$3,900
Totals	$—	$—	$16,200	$16,200

December 31, 2019
Senior Secured Convertible Note - December 2018			$1,700	$1,700
Senior Secured Convertible Note - November 2019	$—	$—	$6,439	$6,439
Totals	$—	$—	$8,139	$8,139

(1)	As noted above, as presented in the fair value hierarchy table, Level-1 represents quoted prices in active markets for identical items, Level-2 represents significant other observable inputs, and Level-3 represents significant unobservable inputs. There were no transfers between the respective Levels during the six-month period ended June 30, 2020.

The April 2020 Senior Convertible Note, the November 2019 Senior Secured Convertible Notes and the December 2018 Senior Secured Convertible Note are each accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election. Under the FVO election the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. As provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying unaudited condensed consolidated statement of operations.

The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2020 and 2019. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs:

Note 9 — Financial Instruments Fair Value Measurements - continued

Fair Value Assumptions – June 30, 2020:

	November 2019 Senior Secured Convertible Note Series A & Series B	April 2020 Senior Convertible Note
Required rate of return	29%	68%
Conversion Price	$1.60	$5.00
Expected term (years)	1.25	1.83
Volatility	79%	65%
Risk free rate	0.16%	0.16%
Dividend yield	0%	0%

Fair Value Assumptions – June 30, 2019:

December 2018 Senior Secured Convertible Note
Required rate of return	11.1%
Conversion Price	$1.60
Expected term (years)	1.51
Volatility	53%
Risk free rate	1.8%
Dividend yield	0%

Note 10 — Outstanding Debt

The fair value and face value principal of outstanding debt as of the dates indicated is as follows:

			Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
December 2018 Senior Secured Convertible Note		(1)	December 31, 2020	7.875%	$1.60	$—	$—
November 2019 Senior Secured Convertible Note	(2)	(3)	September 30, 2021	7.875%	$1.60	$8,305	$12,300
April 2020 Senior Convertible Note		(4)	April 30, 2022	7.875%	$5.00	4,111	3,900
Balance as of June 30, 2020						$12,416	$16,200

December 2018 Senior Secured Convertible Note		(1)	December 31, 2020	7.875%	$1.60	$1,692	$1,700
November 2019 Senior Secured Convertible Note		(2)	September 30, 2021	7.875%	$1.60	7,000	$6,439
Balance as of December 31, 2019						$8,692	$8,139

Note 10 — Outstanding Debt - continued

The changes in the fair value of debt during the three and six months ended June 30, 2020 is as follows:

	December 2018 Senior Secured Convertible Note	November 2019 Senior Secured Convertible Note Series A & Series B	April 2020 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (Expense)
Fair Value - December 31, 2019	$1,700	$6,439	$—	$8,139

Face value principal – issue date	—	7,000	—	7,000
Fair value adjustment – issue date	—	2,600	—	2,600	(2,600)
Installment repayments – common stock	(1,642)	—	—	(1,642)
Non-installment payments – common stock	(4)	—	—	(4)
Non-installment payments – cash	—	(138)	—	(138)
Change in fair value	9	4,699	—	4,708	(4,708)
Lender Fee - November 2019 Senior Secured Convertible Note - Series B	—	—	—	—	(700)
Fair Value at March 31, 2020	$63	$20,600	$—	$20,663
Other Income (Expense) - Change in fair value - three months ended March 31, 2020					$(8,008)

Face value principal – issue date	—	—	4,111	4,111
Fair value adjustment – issue date	—	—	(411)	(411)	411
Installment repayments – common stock	(50)	(5,695)	—	(5,745)
Non-installment payments – common stock	(2)	(242)	—	(244)
Non-installment payments – cash	—	—	(54)	(54)
Change in fair value	(11)	(2,363)	254	(2,120)	2,120
Lender Fee - April 2020 Senior Convertible Note	—	—	—	—	(411)
Fair Value at June 30, 2020	$—	$12,300	$3,900	$16,200
Other Income (Expense) - Change in fair value - three months ended June 30, 2020					$2,120
Other Income (Expense) - Change in fair value - six months ended June 30, 2020					$(5,888)

Note 10 — Outstanding Debt - continued

The changes in the fair value of debt during the three six months ended June 30, 2019 is as follows:

	December 2018 Senior Secured Convertible Note	Other Income (Expense)
Fair Value - December 31, 2018	$7,903	$
Installment repayments - common stock	(52)
Non-installment payments - common stock
Non-installment payments - cash	(159)
Change in fair value	559		(559)
Fair Value - March 31, 2019	8,251
Other Income (Expense) - Change in fair value - three months ended March 31, 2019			(559)
Installment repayments - common stock	(1,480)
Non-installment payments - common stock	(22)
Non-installment payments - cash	(120)
Change in fair value	161		(161)
Fair Value - June 30, 2019	$6,790
Other Income (Expense) - Change in fair value - three months ended June 30, 2020			(161)
Other Income (Expense) - Change in fair value - six months ended June 30, 2020			$(720)

Note 10 — Outstanding Debt - continued

(1)	With respect to the December 2018 Senior Secured Convertible Note, in the six months ended June 30, 2020, approximately $1,692 of principal repayments and approximately $6 of non-installment payments were settled through the issuance of approximately 2,075 shares of common stock of the Company with a fair value of approximately $2,901 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). As of June 30, 2020, the December 2018 Senior Secured Debt balance was paid in full.

(2)

With respect to the November 2019 Senior Secured Convertible Note - Series A and Series B - in the six months ended June 30, 2020, approximately $5,695 of Accelerated and Bi-Monthly Installment principal repayments and approximately $242 of non-installment payments were settled through the issuance of approximately 3,753 shares of common stock of the Company with a fair value of approximately $8,671 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). Additionally, non-installment payments of approximately $138 were paid in cash in the same period. There were no such installment repayments nor non-installment payments in the corresponding prior year period. Subsequent to June 30, 2020, through August 11, 2020, approximately $480 of Accelerated and Bi-Monthly Installment principal repayments and approximately $4 of non-installment payments were settled through the issuance of approximately 303 shares of common stock of the Company with a fair value of approximately $618 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

(3)

The November 2019 Senior Secured Convertible Note - Series B has a face value principal of approximately $7,000 and lender fees of approximately $700 (recognized as a current period other expense), resulting in cash proceeds of approximately $6,300 received by the Company, with such cash proceeds delivered to the Company by the investors on March 30, 2020, at their election under the prepayment provisions of the Series B note of the November 2019 Senior Secured Convertible Note. Additionally, under a separate agreement, the Company incurred an expense of approximately $410 with respect to the placement agent advisory fee. The November 2019 Senior Secured Convertible Note - Series B has a contractual maturity date of September 30, 2021 and a stated interest rate of 7.875% per annum.

The November 2019 Senior Secured Convertible Notes - Series A and Series B - have a stated interest rate of 7.875% per annum to the extent the investor has funded the cash proceeds of each such respective Series A and Series B. During the period November 4, 2019 to March 29, 2020, during which period the Series B was not funded by the investor, the Company incurred interest expense of 3.0% per annum on the Series B $7.0 million face value principal. The (cash) payment of such 3.0% interest on the $7.0 million face value principal resulted in the recognition of approximately $53 of interest expense during the period January 1, 2020 through March 29, 2020, with such interest expense included in other income (expense) in the accompanying (unaudited) condensed consolidated statement of operations. There was no such interest expense in the corresponding prior year period.

(4)	On April 30, 2020, the Company entered into a Security Purchase Agreement for the issue of a Senior Convertible Note with a face value principal of approximately $4,111 and lender fees of approximately $411 (recognized as a current period other expense), resulting in $3,700 cash proceeds received by the Company. - referred to as the April 2020 Senior Convertible Note. Additionally, under a separate agreement, the Company incurred a current period expense of approximately $120 with respect to the placement agent advisory fee. The April 2020 Senior Convertible Note has a 24 month maturity, a 7.875% interest rate per annum, and a conversion price of $5.00 per share of the Company’s common stock. On the maturity date, the Company will pay the holder in cash all remaining outstanding principal and unpaid interest thereon. In the six months ended June 30, 2020 non-installment payments in cash at the stated interest rate were made in the amount of approximately $54.

Subsequent to June 30, 2020, on August 5, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor (the “Investor”), and pursuant to the SPA, on August 6, 2020, the Company issued to the Investor a Senior Secured Convertible Note (the “August 2020 Senior Secured Convertible Note”) with a face value principal amount of $7,750 and $750 lender fee (recognized as a current period other expense), resulting in $7,000 cash proceeds received by the Company. The August 2020 Senior Secured Convertible Note has a 24 month maturity, a 7.875% interest rate per annum, and a conversion price of $5.00 per share of the Company’s common stock. On the maturity date, the Company will pay the holder in cash all remaining outstanding principal and unpaid interest thereon.

The August 2020 Senior Secured Convertible Note investor and its affiliates also hold the Company’s November 2019 Senior Secured Convertible Notes the April 2020 Senior Convertible Note. The August 2020 Senior Secured Convertible Note contains certain representations and warranties, covenants and indemnities for similar transactions as well as the past transactions entered into with the investor. The August 2020 Senior Secured Convertible Note contains certain redemption rights similar to the April 2020 Senior Convertible Note and security interest with a first priority line in all of our assets, including all of the Company’ current and future significant subsidiaries, similar to the November 2019 Senior Secured Convertible Notes.

Note 11 — Cares Act Paycheck Protection Program Loan

On April 8, 2020 the Company entered into a loan agreement with JP Morgan Chase, N.A., and received approximately $300 of proceeds, pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) Paycheck Protection Program (“PPP”) - the “PPP Loan”. The PPP Loan matures on April 8, 2022 and bears interest at a rate of approximately 1.0% per annum. Monthly amortized principle and interest payments are deferred for six months after the PPP Loan date-of-disbursement after which time each month following the deferral period, the Company will make equal monthly payments on principal and interest balances to fully amortize the loan balances by the maturity date. As such, $150 is presented as a current liability and $150 is presented as a non-current liability in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2020. The PPP Loan funds were received on April 8, 2020. The PPP Loan contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100 per cent of the principal amount of the loan is guaranteed by the Small Business Administration and (3) an amount up to the full principal amount may qualify for loan forgiveness in accordance with the terms of CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during either, at our discretion, the eight-week period or twenty-four week period beginning on the date of disbursement of proceeds from the PPP loan. In the event the PPP loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The Company is not yet able to determine the amount potentially to be forgiven, if any. As of June 30, 2020 and the date of this filing, the Company was in full compliance with the provisions of the PPP Loan.

Note 12 — Preferred Stock

During the six months ended June 30, 2020, the Company’s board-of-directors declared the payment of Series B Convertible Preferred Stock dividends, earned as of December 31, 2019 and March 31, 2020, totaling approximately $140, which have been settled by the issue of an additional 47 shares of Series B Convertible Preferred Stock. Subsequent to June 30, 2020, in July 2020, the Company’s board-of-directors declared the payment of Series B Convertible Preferred Stock dividend payment earned as of June 30, 2020, payable as of July 1, 2020 of approximately $71 to be settled by the issue of an additional 24 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock dividend payment earned as of June 30, 2020 and payable July 1, 2020, was not recognized as a dividend payable liability in the accompanying unaudited condensed consolidated balance sheet as the Company’s board of directors had not declared such dividends payable as of June 30, 2020.

Note 13 — Stockholders’ Equity, Common Stock Purchase Warrants, and Noncontrolling Interest

As of June 30, 2020, a total of 17,250 common stock purchase warrants were issued and outstanding, with a weighted average exercise price of $1.68 per share of common stock of the Company; and, as of June 30, 2019, a total of 18,449 common stock purchase warrants were issued and outstanding with a weighted average exercise price of $1.57 per share of common stock of the Company. During the six months ended June 30, 2020, 1,199 Series S Warrants were exercised for cash proceeds of $12, resulting in the issuance of a corresponding number of shares of the Company’s common stock.

Subsequent to June 30, 2020, at the annual meeting of stockholders held on July 24, 2020the Company’s stockholders approved an increase of authorized shares of common stock of the Company by 50,000 shares, from 100,000 shares to 150,000 shares.

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity for the periods indicated is as follows:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
NCI - equity (deficit) - beginning of period	$(814)	$(162)
Minority Interest investment in Solys Diagnostics Inc	—	889
Minority Interest share subscription receivable - Solys Diagnostics Inc.	—	(889)
Minority Interest Lucid Diagnostics Inc. 2018 Equity Plan stock option exercise	5	—
Net loss attributable to NCI - Lucid Diagnostics Inc.	(640)	(801)
Net loss attributable to NCI - Solys Diagnostics Inc.	(62)	(10)
Stock-based compensation expense - Lucid Diagnostics Inc. 2018 Equity Plan	26	159
NCI - equity (deficit) - end of period	$(1,485)	$(814)

Note 14 —Loss Per Share

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

The following table sets forth the computation of earnings (loss) per share attributable to PAVmed Inc. and loss per share attributable to PAVmed Inc. common stockholders for the respective periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator
Net loss - before noncontrolling interest	$(5,844)	$(3,739)	$(20,755)	$(7,443)
Net loss attributable to noncontrolling interest	266	145	702	314
Net loss - as reported, attributable to PAVmed Inc.	$(5,578)	$(3,594)	$(20,053)	$(7,129)

Series B Convertible Preferred Stock dividends:	$(71)	$(66)	$(141)	$(132)

Net loss attributable to PAVmed Inc. common stockholders	$(5,649)	$(3,660)	$(20,194)	$(7,261)

Denominator
Weighted average common shares outstanding, basic and diluted	44,781	27,606	44,140	27,344

Loss per share
Basic and diluted
Net loss - as reported, attributable to PAVmed Inc.	$(0.12)	$(0.13)	$(0.45)	$(0.26)
Net loss attributable to PAVmed Inc. common stockholders	$(0.13)	$(0.13)	$(0.46)	$(0.27)

The following common stock equivalents have been excluded from the computation of diluted weighted average shares outstanding as their inclusion would be anti-dilutive:

	June 30,
	2020	2019
PAVmed Inc. 2014 Equity Plan stock options and restricted stock awards	7,965	5,804
Unit purchase options - as to shares of common stock	53	53
Unit purchase options - as to shares underlying Series Z Warrants	53	53
Series Z Warrants	16,815	16,815
Series W Warrants	382	382
Series B Convertible Preferred Stock	1,180	1,113
Total	26,448	24,220

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

Overview

PAVmed is a highly-differentiated multi-product technology medical device company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization, employing a business model focused on capital efficiency and speed to market. Since inception on June 26, 2014, our activities have focused on advancing our lead products towards regulatory approval and commercialization, protecting our intellectual property, and building our corporate infrastructure and management team. We operate in one segment as a medical device company with four operating divisions, which include GI Health, Minimally Invasive Interventions, Infusion Therapy, and Emerging Innovations. As resources permit, we will continue to explore internal and external innovations that fulfill our project selection criteria without limiting ourselves to any target specialty or condition. We have ongoing operations conducted in two active majority owned subsidiaries: Lucid Diagnostics Inc. (“Lucid Diagnostics” or “LUCID”), which was incorporated in May 2018, and Solys Diagnostics Inc. (“Solys Diagnostics” or “SOLYS”), which was incorporated in October 2019.

PAVmed and its subsidiaries have proprietary rights to the trademarks used herein, including, among others, PAVmed™, Lucid Diagnostics™, Caldus™, CarpX™, DisappEAR™, EsoCheck™, EsoGuard™, EsoCheck Cell Collection Device™, EsoCure Esophageal Ablation Device™, NextCath™, NextFlo™, PortIO™, and “Innovating at the Speed of Life”™. Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of “™” or “®”; however, the absence of such marks is not intended to indicate, in any way, PAVmed or its subsidiaries will not assert, to the fullest extent possible under applicable law, their respective rights to such trademarks and trade names.

Our multiple products are in various phases of development, regulatory clearances, approvals, and commercialization.

●	EsoCheck has received 510(k) marketing clearance from the U.S. Food and Drug Administration (“FDA”) as an esophageal cell collection device. EsoGuard has been established as a Laboratory Developed Test (“LDT”) and was launched commercially in December 2019 after Clinical Laboratory Improvement Amendment (“CLIA”) and College of American Pathologists (“CAP”) accreditation of the test at LUCID’s commercial diagnostic laboratory partner ResearchDx Inc. (“ResearchDx”), headquartered in Irvine, CA.

●	Our CarpX device is a patented, single-use, disposable, minimally invasive device designed as a precision cutting tool to treat carpal tunnel syndrome while reducing recovery times that was cleared by the FDA under section 510(k) on April 20, 2020.

●	Our other products in development have not yet received clearance or approval to be marketed or sold in the U.S. or elsewhere. We have been granted patents by the U.S. Patent and Trademark Office (“USPTO”) for CarpX, PortIO, and Caldus and have acquired licenses to certain patents and intellectual property for DisappEAR from Tufts University and a group of academic centers, for EsoGuard and EsoCheck from Case Western Reserve University (“CWRU”) and more recently for patents covering infrared technology to non-invasively detect glucose in tissue within the in-patient field of use from Liquid Sensing, Inc.

A brief description of our key divisions and products is as follows:

GI Health

EsoGuard, EsoCheck, and EsoCure

This product family consists of a patented platform technology (EsoGuard and EsoCheck) licensed from CWRU to Lucid Diagnostics that was developed to provide an accurate, non-invasive, patient-friendly screening test for the early detection of adenocarcinoma of the esophagus (“EAC”) and of Barrett’s Esophagus (“BE”), including dysplasia, pre-cursors to EAC in patients with chronic gastroesophageal reflux (“GERD”). This product family also consists of a technology (EsoCure) developed by PAVmed to treat BE. EsoGuard is a molecular diagnostic esophageal DNA test shown in a published human study to be highly accurate at detecting BE, as well as EAC. EsoCheck is a non-invasive cell collection device designed to sample cells from a targeted region of the esophagus in a five-minute office-based procedure, without the need for endoscopy. Both EsoGuard and EsoCheck are commercially available, as separately marketed products, for physicians to prescribe for U.S. patients. EsoCure is in development to provide an Esophageal Ablation Device using Caldus Technology to allow a clinician to treat dysplastic BE before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment.

Our near-term strategy, as gastroenterology clinics resume doing elective procedures post COVID-19 related shutdowns, is to market EsoGuard LDT through a network of independent representatives working with our in-house sales management. On June 9, 2020, the U.S. Center for Medicare and Medicare Services (“CMS”) published its preliminary gapfill payment recommendations for the current review cycle. Medicare Administrative Contractor (“MAC”) Palmetto GBA recommended for EsoGuard a payment of $1,938.01 in 38 states and $2,690.00 in 12 states (including Florida, New Jersey and Pennsylvania) and two U.S. territories. This preliminary payment determination will be subject to public comments until August 10, 2020, after which the final MAC-specific gapfill payment determination will be posted. CMS will accept reconsideration requests for 30 days before finalizing the payment amount, which will apply for the period January 1, 2021 through December 31, 2023.

Our longer-term strategy is to secure a specific indication, based on published guidelines, for BE screening in certain at-risk populations using EsoGuard on samples collected with EsoCheck. This use of EsoGuard together with EsoCheck as a screening system must be cleared or approved by the FDA as an IVD device (“EsoGuard IVD”). In September 2019, we entered into an agreement with a clinical research organization (“CRO”) in connection with EsoGuard IVD clinical trials. The CRO will assist us with conducting two concurrent clinical trials, an EsoGuard IVD screening study and an EsoGuard IVD case control study. Although we enrolled our first patients in the trial, the COVID-19 outbreak curtailed all elective clinic procedures until the clinics are cleared to resume activities.

In February 2020, we received Breakthrough Device designation for the EsoGuard IVD. The FDA Breakthrough Device Program was created to offer patients more timely access to breakthrough technologies which provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions by expediting their development, assessment and review through enhanced communications and more efficient and flexible clinical study design, including more favorable pre/post market data collection balance. Breakthrough Devices receive priority FDA review, and a bipartisan bill before Congress (H.R. 5333) seeks to require Medicare to temporarily cover all Breakthrough Devices for three years while determining permanent coverage.

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

We plan to commercialize our products through a network of independent U.S. sales representatives and/or inventory-stocking medical distributors together with our in-house sales management and marketing teams, including a national sales manager with over 20 years of commercial experience in orthopedics. Our focus on CarpX, and other high margin products and services, is particularly suitable to this mode of distribution. A high gross margin allows us to properly incentivize our distributors, which in turn allows us to attract the top distributors with the most robust networks in our targeted specialties. Independent distributors play an even larger role in many parts of Europe, most of Asia and emerging markets worldwide.

We may eventually choose to build (or obtain through a strategic acquisition) our own sales and marketing team to commercialize CarpX, along with some or all of our products, if it is in our long-term interests. We may also choose to enter into distribution agreements with larger strategic partners whereby we take full responsibility for the manufacturing of CarpX but outsource some or all of its distribution to a partner, particularly outside the United States, with its own robust distribution channels.

Infusion Therapy

PortIO

This product is a novel, patented, implantable, intraosseous vascular medical device which does not require accessing the central venous system and does not have an indwelling intravascular component. It is designed to be highly resistant to occlusion and may not require regular flushing. It features simplified, near-percutaneous insertion and removal, without the need for surgical dissection or radiographic confirmation. It provides a near limitless number of potential access sites and can be used in patients with chronic total occlusion of their central veins. We believe the absence of an intravascular component will likely result in a very low infection rate.

Based on encouraging animal data, once the COVID-19 outbreak allows for resumption of clinical trial activities, we are planning a long-term (60-day implant duration) first-in-human clinical study in dialysis patients or those with poor venous access in Colombia, South America and intend to fulfill the likely FDA request for human clinical data with a clinical safety study in the United States following FDA clearance of our Investigational Device Exemption (IDE) submission to begin clinical testing. In addition, we plan to file for FDA Breakthrough Device Designation for PortIO.

NextFlo

This product is a patented, disposable, and highly accurate infusion platform technology including intravenous (“IV”) infusion sets and disposable infusion pumps (DIP) designed to eliminate the need for complex and expensive electronic infusion pumps for most of the estimated one million infusions of fluids, medications and other substances delivered each day in hospitals and outpatient settings in the United States. NextFlo is designed to deliver highly accurate gravity-driven infusions independent of the height of the IV bag. It maintains constant flow by incorporating a proprietary, passive, pressure-dependent variable flow-resistor consisting entirely of inexpensive, easy-to-manufacture disposable mechanical parts. NextFlo testing has demonstrated constant flow rates across a wide range of IV bag heights, with accuracy rates comparable to electronic infusion pumps.

We are seeking a long-term strategic partnership or acquiror. We have been running a formal M&A process for NextFlo targeting strategic and financial partners. The process is active with ongoing discussion with multiple parties and we are simultaneously progressing toward an initial FDA 510(k) submission.

Emerging Innovations

Emerging innovations refers to a diversified and expanding portfolio of innovative products designed to address unmet clinical needs across a broad range of clinical conditions. We are evaluating a number of these product opportunities and intellectual property covering a spectrum of clinical conditions, which have either been developed internally or have been presented to us by clinician innovators and academic medical centers for consideration of a partnership to develop and commercialize these products. This collection of products includes, without limitation, initiatives in noninvasive glucose monitoring, mechanical circulatory support, and pediatric ear tubes. In June 2020, we announced the execution of a letter of intent to consummate a series of agreements to develop and utilize Canon Virginia’s commercial grade and scalable aqueous silk fibroin molding process to manufacture PAVmed’s DisappEAR molded pediatric ear tubes for commercialization. Furthermore, we are exploring other opportunities to grow our business and enhance shareholder value through the acquisition of pre-commercial or commercial stage products and/or companies with potential strategic corporate and commercial synergies.

Impact of SARS-CoV-2 - COVID-19 Pandemic

We continue to monitor the ongoing impact on the national economy and our business of the pandemic resulting from “SARS-CoV-2” (severe acute respiratory syndrome coronavirus 2), commonly referred to by its resulting illness as “COVID-19” (coronavirus disease-2019). We expect the significance of the pandemic, including the extent of its effect on our consolidated financial condition and consolidated operational results and cash flows, to be dictated by the success of efforts to mitigate the spread or containment of the virus and the impact of actions taken in response. The SARS-CoV-2 virus (and resulting COVID-19 illness) and the corresponding mitigation and containment efforts may have an adverse impact on our operations, supply chains and distribution systems and /or those of our contractors and laboratory partner and increase our and their operating expenses. In this regard, the ability of our employees or our contractors, laboratory partner, and other service providers, to perform their work may be adversely affected. In addition, the spread of the SARS-CoV-2 virus has disrupted the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay FDA approval with respect to our products. Furthermore, our clinical trials have been and may be further affected by the pandemic, as site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the virus /illness response, as well as travel restrictions imposed by governments, and the inability to access clinical test sites for initiation and monitoring. The pandemic may have an adverse impact on the economies and financial markets of many countries, including the United States of America, resulting in an economic downturn that could adversely affect demand for our products and services and /or our product candidates. While we are not able at this time to estimate the impact of the pandemic on our consolidated financial condition, consolidated results of operations, and /or consolidated cash flows, the adverse impact could be material.

Results of Operations

Overview

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including travel expenses for our employees in executive functions, facility-related costs, professional fees, accounting and legal services, consultants and expenses associated with obtaining and maintaining patents within our intellectual property portfolio.

We anticipate our general and administrative expenses will increase in the future, as we anticipate an increase in payroll and related expenses related to the roll-out of our commercial sales and marketing operations. We also anticipate continued expenses related to being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance as a public company, director and officer insurance premiums and investor relations costs.

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

We plan to incur research and development expenses for the foreseeable future as we continue the development of our products. Our research and development activities are focused principally on obtaining FDA approvals and developing product improvements or extending the utility of the lead products in our pipeline, including CarpX, EsoCheck and EsoGuard, along with advancing our DisappEAR, PortIO, NextFlo, and noninvasive glucose monitoring products through their respective development phase.

Other Income and Expense, net

Other income and expense, net, consists principally of changes in fair value of our senior secured convertible notes and our senior convertible note; losses on extinguishment of debt upon repayment of such convertible notes; and interest expense recognized in connection with one of our senior secured convertible notes.

Three months ended June 30, 2020 versus June 30, 2019

General and administrative expenses

In the three months ended June 30, 2020, general and administrative costs were approximately $2.9 million, compared to $1.9 million for the three months ended June 30, 2019. The net increase of $1.0 million was principally related to:

●	approximately $0.5 million increase in compensation related costs principally related to sales staffing levels and other costs related to our commercial launch of EsoGuard;
●	approximately $0.4 million in consulting services related to patents, regulatory compliance, legal processes for contract review, and public company expenses; and
●	approximately $0.1 million in general business expenses.

Research and development expenses

In the three months ended June 30, 2020, research and development costs were approximately $2.1 million, compared to $1.4 million for the corresponding period in the prior year, with the $0.7 million increase principally resulting from increased clinical trial costs with respect to CarpX, NextFlo, Port IO, EsoGuard and a glucose monitoring project at SOLYS.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended June 30, 2020, the non-cash expense recognized for the change in the fair value of our senior secured convertible notes and our senior convertible note was approximately $2.1 million of other income, inclusive of the recognition of current period other expense of approximately $0.4 million of lender fees incurred with respect to convertible notes as discussed below, as compared to $0.2 million of other expense for the three months ended June 30, 2019, resulting in an increase of approximately $2.3 million principally related to:

●	an increase in the face principal amount of our senior secured convertible notes of approximately $4.1 million, inclusive of $0.4 million in lender fees; and
●	among other fair value input assumptions, a substantive increase in the Company’s common stock price between the periods resulting in a higher estimated fair value of the senior secured convertible notes and the senior convertible note.
●	approximately $0.4 million of lender fees recognized as other expense with respect to our Senior Convertible Note issued April 30, 2020. There were no such fees incurred in the corresponding prior year period.

See Note 9 and Note 10 of our unaudited condensed consolidated financial statements for a further discussion of the change in fair value of our convertible debt, and “—Going Concern, Liquidity, and Capital Resources”, below.

Loss from Extinguishment of Debt

In the three months ended June 30, 2020, we recognized a debt extinguishment loss of approximately $2.8 million resulting from the difference between the face value principal repayments and corresponding non-installment payments of the interest thereon, of the respective convertible notes, and the fair value of the shares of our common stock issued upon conversion of such convertible notes, with such fair value measured as the respective issue date closing quoted price per share of our common stock. In the corresponding prior year period, during the three months ended June 30, 2019, we recognized a debt extinguishment loss of approximately $0.3 million, resulting from the difference between the face value principal repayments and corresponding non-installment payments of the interest thereon, with respect to our Senior Secured Convertible Note issued December 27, 2018, and the fair value of the shares of our common stock issued upon conversion of such convertible note, with such fair value measured as the respective issue date closing quoted price per share of our common stock. See Note 10 of our unaudited condensed consolidated financial statements for a further discussion of our convertible notes.

Six months ended June 30, 2020 versus June 30, 2019

General and administrative expenses

In the six months ended June 30, 2020, general and administrative costs were approximately $5.6 million, compared to $3.6 million for the six months ended June 30, 2019. The net increase of $2.0 million was principally related to:

●	approximately $0.7 million increase in compensation related costs principally related to sales staffing levels and other costs related to our commercial launch of EsoGuard;
●	approximately $1.1 million in consulting services related to patents, regulatory compliance, legal processes for contract review, and public company expenses; and
●	approximately $0.2 million in general business expenses.

Research and development expenses

In the six months ended June 30, 2020, research and development costs were approximately $4.7 million as compared to $2.9 million for the corresponding period in the prior year, with the $1.8 increase principally resulting from increased clinical trial costs with respect to CarpX, NextFlo, Port IO, EsoGuard and a glucose monitoring project at SOLYS.

Other Income and Expense

Change in fair value of convertible debt

In the six months ended June 30, 2020, the (non-cash) expense recognized for the change in the fair value of our senior secured convertible notes and our senior convertible note was approximately $5.9 million, inclusive of the recognition of current period other expense of approximately $1.1 million of lender fees incurred with respect to convertible notes as discussed below, as compared to $0.7 million for the six months ended June 30, 2019, resulting in an increase of approximately $5.2 million principally related to:

●	an increase in the face principal amount of our senior secured convertible notes and our senior convertible note of approximately $11.1 million, inclusive of $1.1 million in lender fees; and
●	among other fair value input assumptions, an increase in the Company’s common stock price between the periods resulting in a higher estimated fair value of the senior secured convertible notes and the senior convertible note.
●

a total of approximately $1.1 million of lender fees recognized as other expense, inclusive of approximately $0.7 million with respect to our Senior Secured Convertible Note - Series B issued March 30, 2020; and approximately $0.4 million with respect to our Senior Convertible Note issued April 30, 2020. There were no such fees incurred in the corresponding prior year period.

See Note 9 and Note 10 of our unaudited condensed consolidated financial statements for a further discussion of the change in fair value of our convertible debt, and “—Going Concern, Liquidity, and Capital Resources”, below.

Loss from Extinguishment of Debt

In the six months ended June 30, 2020, we recognized a debt extinguishment loss of approximately $3.9 million resulting from the difference between the face value principal repayments and corresponding non-installment payments of the interest thereon, of the respective convertible notes, and the fair value of the shares of our common stock issued upon conversion of such convertible notes, with such fair value measured as the respective issue date closing quoted price per share of our common stock. In the corresponding prior year period, during the six months ended June 30, 2019, we recognized a debt extinguishment loss of approximately $0.3 million, resulting from the difference between the face value principal repayments and corresponding non-installment payments of the interest thereon, with respect to our Senior Secured Convertible Note issued December 27, 2018, and the fair value of the shares of our common stock issued upon conversion of such convertible note, with such fair value measured as the respective issue date closing quoted price per share of our common stock. See Note 10 of our unaudited condensed consolidated financial statements for a further discussion of our convertible notes.

Interest Expense

In the six months ended June 30, 2020, interest expense of approximately $0.1 million is with respect to the November 2019 Senior Secured Convertible Notes - Series B, when such convertible note was unfunded through March 29, 2020. There was no such interest expense incurred during the corresponding period in the prior year. See Note 10 of our unaudited condensed consolidated financial statements for a further discussion of the November 2019 Senior Secured Convertible Notes - Series B interest expense; and “—Going Concern, Liquidity, and Capital Resources” below.

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

As at June 30, 2020 and December 31, 2019, we had cash in the aggregate amount of $7.1 million and $6.2 million, respectively.

In November 2019, we issued Senior Secured Convertible Notes with a total face value principal amount of $14.0 million (the “November 2019 Senior Secured Convertible Notes”) to certain accredited investors in a private placement, generating cash proceeds of approximately $12.6 million. The November 2019 Senior Secured Convertible Notes were sold in two series, Series A (for which the cash proceeds were delivered by the investors at the closing in November 2019) and Series B (for which the cash proceeds were delivered in March 2020). The November 2019 Senior Secured Convertible Notes mature on September 30, 2021, subject to extension, and accrue interest at 7.875% per annum, upon the respective Series A and Series B being funded by the investor. During the period from November 2019 to its funding in March 2020, the November 2019 Senior Secured Convertible Notes - Series B incurred interest expense at 3.0% per annum based on its $7.0 million face value principal. At the election of the holder, the November 2019 Senior Secured Convertible Notes may be converted into shares of common stock of the Company at a contractual conversion price of $1.60 per share. Installment repayments of principal totaling approximately $0.4 million, along with any accrued and unpaid interest and any late charges, were initially due on March 31, 2020, and then, thereafter, on the 15th day of each month and the last trading day of each month, and on the maturity date. We may settle the installment repayment of principal and interest expense thereon, upon the conversion of the holder, through the issue of shares of our common stock, subject to customary equity conditions (including minimum price and volume thresholds), at 100% of the installment principal repayment and corresponding non-installment interest expense, or otherwise (or at our election, in whole or in part) in cash at 115% of the installment principal repayment and corresponding non-installment interest expense. The November 2019 Senior Secured Convertible Notes are secured by substantially all of our assets.

In April 2020, in a private placement with an accredited investor, we issued a Senior Convertible Note with a face value principal of $4.1 million, resulting in cash proceeds of approximately $3.7 million, after a lender fee of approximately $0.4 million. - (the “April 2020 Senior Convertible Note”). The April 2020 Senior Convertible Note has a contractual maturity date of April 30, 2022, and an annual interest rate of 7.875%, payable in cash on a monthly basis. At the election of the holder, the April 2020 Senior Convertible Note may be converted into shares of our common stock at a contractual conversion price of $5.00 per share.

Subsequent to June 30, 2020, in August 2020, in a private placement with an accredited investor, we issued a Senior Secured Convertible Note with a face value principal of $7.75 million, resulting in cash proceeds of approximately $7.0 million, after a lender fee of approximately $0.750 million. - (the “August 2020 Senior Secured Convertible Note”). The August 2020 Senior Secured Convertible Note has a contractual maturity date of August 5, 2022, and an annual interest rate of 7.875%, payable in cash on a monthly basis. At the election of the holder, the April 2020 Senior Convertible Note may be converted into shares of our common stock at a contractual conversion price of $5.00 per share. The August 2020 Senior Secured Convertible Notes are secured by substantially all of our assets.

Under the November 2019 Senior Secured Convertible Notes and the April 2020 Senior Convertible Note, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters as well as a financial covenant requiring us to maintain available cash in the amount of approximately $1.8 million at the end of each fiscal quarter. As of June 30, 2020, we were in compliance with this financial covenant. The August 2020Senior Secured Convertible Note contains substantively similar customary affirmative and negative covenants as those described above, as well as increasing to $2.0 million the minimum available cash at the end of each quarter.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our consolidated financial condition and consolidated results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, and equity, along with the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the corresponding periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Please see Note 3, Summary of Significant Accounting Policies, of our unaudited condensed consolidated financial statements included in this Form 10-Q, for a summary of significant accounting policies. In addition, reference is made to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Form 10-K, for a summary of our critical accounting policies and significant judgments and estimates. There have been no other material changes to our critical accounting policies or significant judgments and estimates since the Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on such evaluation, due to the material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

●	We hired a consulting firm to assist us in revising our internal control documentation so that it identifies key control risk areas with sufficient precision for us to properly test the operating effectiveness of our disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we expect to make changes to our internal control over financial reporting in the future to remediate the material weakness identified above.

PART II. OTHER INFORMATION

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

Date: August 14, 2020	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Securities Purchase Agreement dated April 30, 2020.(1)

10.2	Form of Senior Convertible Note dated April 30, 2020.(1)

10.3	Form of Voting Agreement dated April 30, 2020.(1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Filed herewith
(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on May 1, 2020.

