Form 10-Q
period 2020-09-30
PAVmed Inc.
filed 2020-11-06
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2020

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

As of November 4, 2020, there were 52,254,847 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands except shares and per share data)

(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$8,293	$6,219
Prepaid expenses, deposits, and other current assets	1,487	328
Total current assets	9,780	6,547
Other assets	724	693
Total assets	$10,504	$7,240
Liabilities, Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,207	$2,353
Accrued expenses and other current liabilities	1,538	1,386
Current portion debt - Cares Act Paycheck Protection Program note payable	200	—
Senior Secured Convertible Notes - at fair value	15,620	8,139
Senior Convertible Note - at fair value	4,600	—
Total current liabilities	25,165	11,878
Cares Act Paycheck Protection Program note payable	100	—
Total liabilities	25,265	11,878
Commitments and contingencies (Note 5)	—	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding 1,203,488 at September 30, 2020 and 1,158,209 shares at December 31, 2019	2,463	2,296
Common stock, $0.001 par value. Authorized, 150,000,000 shares; issued and outstanding, 49,655,915 shares at September 30, 2020 and 40,478,861 shares at December 31, 2019	50	41
Additional paid-in capital	64,050	47,554
Accumulated deficit	(79,461)	(53,715)
Total PAVmed Inc. Stockholders’ Deficit	(12,898)	(3,824)
Noncontrolling interests	(1,863)	(814)
Total Stockholders’ Equity (Deficit)	(14,761)	(4,638)
Total Liabilities and Stockholders’ Equity (Deficit)	$10,504	$7,240

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except shares and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2020	2019	2020	2019
Revenue	$—	$—	$—	$—
Operating expenses:
General and administrative	2,909	1,724	8,474	5,331
Research and development	2,619	1,520	7,321	4,376
Total operating expenses	5,528	3,244	15,795	9,707
Loss from operations	(5,528)	(3,244)	(15,795)	(9,707)
Other income (expense):
Interest expense	—	—	(53)	—
Change in fair value - Senior Secured Convertible Notes and Senior Convertible Note	367	379	(5,521)	(341)
Offering costs - Senior Secured Convertible Note and Senior Convertible Note	(50)	—	(660)	—
Debt extinguishments loss - Senior Secured Convertible Notes	(663)	(407)	(4,600)	(666)
Other income (expense), net	(346)	(28)	(10,834)	(1,007)
Loss before provision for income tax	(5,874)	(3,271)	(26,629)	(10,714)
Provision for income taxes	—	—	—	—
Net loss before noncontrolling interests	(5,874)	(3,271)	(26,629)	(10,714)
Net loss attributable to the noncontrolling interests	391	186	1,093	501
Net loss attributable to PAVmed Inc.	(5,483)	(3,085)	(25,536)	(10,213)
Less: Series B Convertible Preferred Stock dividends earned	(74)	(68)	(215)	(201)
Net loss attributable to PAVmed Inc. common stockholders	$(5,557)	$(3,153)	$(25,751)	$(10,414)
Per share information:
Net loss per share attributable to PAVmed Inc. - basic and diluted	$(0.11)	$(0.10)	$(0.56)	$(0.35)
Net loss per share attributable to PAVmed Inc. common stockholders – basic and diluted	$(0.11)	$(0.10)	$(0.57)	$(0.36)
Weighted average common shares outstanding, basic and diluted	48,380,677	31,030,929	45,563,961	29,211,694

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED September 30, 2020

(in thousands except shares and per share data)

(unaudited)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at June 30, 2020	1,179,872	$2,393	47,919,386	$48	$60,147	$(73,908)	$(1,485)	$(12,805)
Issue common stock upon partial conversions of Senior Secured Convertible Note	—	—	1,584,140	2	3,100	—	—	3,102
Issue common stock – exercise Series Z warrants	—	—	100	—	—	—	—	—
Series B Convertible Preferred Stock dividends declared	23,616	70	—	—	—	(70)	—	—
Issue common stock – Employee Stock Purchase Plan	—	—	152,289	—	230	—	—	230
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	570	—	—	570
Stock-based compensation – majority-owned subsidiary	—	—	—	—	3	—	13	16
Loss	—	—	—	—	—	(5,483)	(391)	(5,874)
Balance as of September 30, 2020	1,203,488	$2,463	49,655,915	$50	$64,050	$(79,461)	$(1,863)	$(14,761)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC .

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the NINE MONTHS ENDED September 30, 2020

(in thousands except shares and per share data)

(unaudited)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2019	1,158,209	$2,296	40,478,861	$41	$47,554	$(53,715)	$(814)	$(4,638)
Issue common stock upon partial conversions of Senior Secured Convertible Note	—	—	7,412,682	8	14,667	—	—	14,675
Issue common stock – exercise Series S warrants	—	—	1,199,383	1	11	—	—	12
Issue common stock – exercise Series Z warrants	—	—	100	—	—	—	—	—
Issue common stock – conversion Series B Convertible Preferred Stock	(25,000)	(43)	25,000	—	43	—	—	—
Series B Convertible Preferred Stock dividends declared	70,279	210	—	—	—	(210)	—	—
Issue common stock - Employee Stock Purchase Plan	—	—	306,555	—	356	—	—	356
Vesting of restricted stock awards	—	—	233,334	—	—	—	—	—
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	1,409	—	—	1,409
Stock-based compensation - majority-owned subsidiary	—	—	—	—	10	—	39	49
Issue common stock of majority- owned subsidiary exercise of stock options	—	—	—	—	—	—	5	5
Loss	—	—	—	—	—	(25,536)	(1,093)	(26,629)
Balance as of September 30, 2020	1,203,488	$2,463	49,655,915	$50	$64,050	$(79,461)	$(1,863)	$(14,761)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE and NINE MONTHS ENDED September 30, 2019

(in thousands except shares and per share data)

(unaudited)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at June 30, 2019	1,113,201	$2,162	34,139,220	$34	$40,519	$(44,251)	$(343)	$(1,879)
Issue common stock - upon partial conversions of Senior Secured Convertible debt	—	—	2,334,186	2	2,344	—	—	2,346
Series B Convertible Preferred Stock dividends declared	22,281	66	—	—	—	(66)	—	—
Issuance common stock – Employee Stock Purchase Plan	—	—	82,772	—	67	—	—	67
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	318	—	—	318
Stock-based compensation - majority-owned subsidiary	—	—	—	—	3	—	9	12
Loss	—	—	—	—	—	(3,085)	(186)	(3,271)
Balance as of September 30, 2019	1,135,482	$2,228	36,556,178	$36	$43,252	$(47,403)	$(520)	$(2,407)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2018	1,069,941	$2,032	27,142,979	$27	$32,619	$(36,993)	$(161)	$(2,476)
Issue common stock – registered offerings, net	—	—	5,480,000	5	5,374	—	—	5,379
Issue common stock – upon partial conversions of Senior Secured Convertible Note	—	—	3,850,427	4	4,156	—	—	4,160
Series B Convertible Preferred Stock dividends declared	65,541	196	—	—	—	(196)	—	—
Issue common stock – Employee Stock Purchase Plan	—	—	82,772	—	67	—	—	67
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	1,024	—	—	1,024
Stock-based compensation - majority-owned subsidiary	—	—	—	—	11	—	142	153
Loss	—	—	—	—	—	(10,213)	(501)	(10,714)
Balance as of September 30, 2019	1,135,482	$2,228	36,556,178	$36	$43,252	$(47,403)	$(520)	$(2,407)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except shares and per share data)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss - before noncontrolling interest (“NCI”)	$(26,629)	$(10,714)

Adjustments to reconcile net loss - before NCI to net cash used in operating activities
Depreciation expense	17	10
Stock-based compensation	1,458	1,177
Change in fair value - Senior Secured Convertible Notes and Senior Convertible Note	5,521	341
Debt extinguishment loss - Senior Secured Convertible Notes	4,600	666

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,159)	(19)
Accounts payable	854	61
Accrued expenses and other current liabilities	152	(790)
Net cash flows used in operating activities	(15,186)	(9,267)

Cash flows from investing activities
Purchase of equipment	(47)	(25)
Net cash flows used in investing activities	(47)	(25)

Cash flows from financing activities
Proceeds – issue of Senior Secured Convertible Notes	13,300	—
Proceeds – issue of Senior Convertible Note	3,700	—
Proceeds – Cares Act Paycheck Protection Program Loan	300	—
Proceeds – issue of common stock – registered offerings	—	5,480
Payment – offering costs – registered offerings	—	(101)
Payment – Senior Secured Convertible Notes – non-installment payments	(366)	(279)
Proceeds – issue common stock – Employee Stock Purchase Plan	356	67
Proceeds – exercise of Series S Warrants	12	—
Proceeds – exercise of stock options issued under equity incentive plan of majority owned subsidiary	5	—
Net cash flows provided by financing activities	17,307	5,167

Net increase (decrease) in cash	2,074	(4,125)
Cash, beginning of period	6,219	8,222
Cash, end of period	$8,293	$4,098

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in these accompanying notes are reflected in thousands, except shares and per-share amounts.)

Note 1 — The Company and Description of the Business

PAVmed Inc. (“PAVmed” or the “Company”) together with its majority owned subsidiaries, Lucid Diagnostics, Inc. (“Lucid Diagnostics” or “LUCID”) and Solys Diagnostics, Inc. (“Solys Diagnostics” or “SOLYS”) were organized to advance a broad pipeline of innovative medical technologies from concept to commercialization, employing a business model focused on capital efficiency and speed to market. The Company’s activities have focused on advancing the lead products towards regulatory approval and commercialization, protecting its intellectual property, and building its corporate infrastructure and management team. The Company operates in one segment as a medical device company.

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

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related consolidated financial information should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2020.

All amounts in these accompanying notes to the accompanying unaudited condensed consolidated financial statements are presented in thousands, if not otherwise noted as being presented in millions, except for shares and per share amounts.

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

Note 3 — Summary of Significant Accounting Policies - continued

Recent Accounting Standards

Adoption of new accounting Standard

On January 1, 2020, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, (“ASU 2018-07”), which aligns the accounting for share-based payments to nonemployees for goods and services with the requirements for accounting for share-based payments to employees under ASC 718 Compensation – Stock Compensation. ASU 2018-07 provides that nonemployee share-based payments are measured at the grant date at the fair value of the equity instruments to be provided to the nonemployee when the goods or services have been delivered. Prior to ASU 2018-07 nonemployee share-based payments were measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever could be more reliably measured. The adoption of ASU 2018-07 had no effect on the Company’s unaudited condensed consolidated financial statements.

On January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement. The adoption of ASU 2018-07 had no effect on the Company’s unaudited condensed consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606”, which requires transactions in collaborative arrangements to be accounted for under ASC 606 if the counterparty is a customer for a good or service (or bundle of goods and services) that is a distinct unit of account. Additionally, ASU No. 2018-18 precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The adoption of ASU 2018-18 on January 1, 2020 had no effect on the Company’s unaudited condensed consolidated financial statements.

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

Note 4 — Related Party Transactions

Previously, in May 2018, Lucid Diagnostics Inc., a majority-owned subsidiary of the Company: entered into a patent license agreement with Case Western Reserve University (“CWRU”), referred to as the “EsoGuard™ License Agreement”, which provides for the exclusive worldwide license of the intellectual property rights for the proprietary technologies collectively referred to as the “EsoGuard Technology”; issued 943,464 shares of its common stock to CWRU and 289,679 shares of its common stock to each of the three Physician Inventors of the EsoGuard Technology, for a purchase price of $0.001 per share; entered into consulting agreements with each of the three Physician Inventors; and, each of the three Physician Inventors were granted stock options under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan and the PAVmed Inc. 2014 Long-Term Incentive Equity Plan, as such plans are discussed in Note 6, Stock-Based Compensation.

During the three and nine months ended September 30, 2020 and 2019 the Company incurred the following expenses with respect to the minority shareholders of Lucid Diagnostics Inc:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Reimbursement - CWRU patent legal fees	$79	$20	$138	$98
EsoCheck devices provided to CWRU	—	—	15	—
EsoGuard Technology Physician Inventors’ consulting agreements fees	20	24	74	98
EsoGuard Technology Physician Inventors’ stock based compensation expense	6	3	17	51
Total	$105	$47	$244	$247

As of September 30, 2020 the Company has payables of $20 for such related party transactions.

Note 5 — Commitment and Contingencies

Rental Agreements - Office Space

Total rent expense incurred under short-term and /or month-to-month rental agreements for office space was $46 and $34, for the three months ended September 30, 2020 and 2019, respectively, and $145 and $98, for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company’s minimum lease payments for such office space rental agreements are estimated to be a total of approximately $158 for the period October 1, 2020 to September 30, 2021.

Note 6 — Stock-Based Compensation

PAVmed Inc. 2014 Long-Term Incentive Equity Plan - Stock Options

Stock options issued and outstanding under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan (“PAVmed Inc. 2014 Equity Plan”) for the period noted is as follows:

	Number Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)
Outstanding stock options at December 31, 2019	5,203,529	$2.68	8.1
Granted	1,470,000	$2.16
Exercised	—	$—
Forfeited	—	$—
Outstanding stock options at September 30, 2020	6,673,529	$2.58	7.5
Vested and exercisable stock options at September 30, 2020	4,430,981	$3.00	6.7

The aggregate intrinsic value of stock options granted under the PAVmed Inc. 2014 Equity as of September 30, 2020 was $1,598 with respect to stock options outstanding and $922 with respect to such stock options vested and exercisable. The intrinsic value is computed as the difference between the quoted price of the PAVmed Inc. common stock on September 30, 2020 and the exercise price of the underlying PAVmed Inc. stock options, to the extent such quoted price is greater than the exercise price.

As noted, in the nine months ended September 30, 2020, a total of 1,470,000 stock options were granted under the PAVmed Inc. 2014 Equity Plan, with each such stock option grant having a ten year contractual term from date-of-grant, vesting ratably over twelve quarters commencing with the grant date quarter, and a weighted average exercise price of $2.16 per share of common stock of PAVmed Inc.

Subsequent to September 30, 2020, a total of 200,000 stock options were granted under the PAVmed Inc. 2014 Equity Plan, with each such stock option grant having a ten year contractual term from date-of-grant, vesting ratably over twelve quarters commencing with the grant date quarter, and a weighted average exercise price of $1.84 per share of common stock of PAVmed Inc.

PAVmed Inc. 2014 Long-Term Incentive Equity Plan - Restricted Stock Awards

On March 15, 2019, a total of 700,000 restricted stock awards were granted to employees under the PAVmed Inc. 2014 Equity Plan, with such restricted stock awards vesting ratably on an annual basis over a three year period with an initial annual vesting date of March 15, 2020. The restricted stock awards are subject to forfeiture if the requisite service period is not completed. On March 15, 2020, approximately 233,334 of such restricted stock awards vested.

On May 1, 2020, a total of 950,000 restricted stock awards were granted to employees under the PAVmed Inc. 2014 Equity Plan, with such restricted stock awards vesting ratably on an annual basis over a three year period with an initial annual vesting date of May 1, 2021. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

At the Company’s annual meeting of stockholders on July 24, 2020, the Company’s stockholders approved an increase to the share reservation of the PAVmed Inc. 2014 Equity Plan of an additional 2,000,000 shares of common stock of the Company, from 7,951,081 shares to 9,951,081 shares.

Note 6 — Stock-Based Compensation - continued

PAVmed Inc. Employee Stock Purchase Plan (“ESPP”)

The PAVmed Inc. Employee Stock Purchase Plan (“ESPP”) provides eligible employees the opportunity to purchase shares of PAVmed Inc. common stock through payroll deductions during six month periods, wherein the purchase price per share of common stock is the lower of 85% of the quoted closing price per share of PAVmed Inc. common stock at the beginning or end of each six month share purchase period. The PAVmed Inc. ESPP share purchase dates are March 31 and September 30. On the March 31, 2020 ESPP purchase date, 154,266 shares of PAVmed Inc. common stock were issued for proceeds of approximately $125; and on the September 30, 2020 ESPP purchase date, 152,289 shares of PAVmed Inc. common stock were issued for proceeds of approximately $231.

At the Company’s annual meeting of stockholders on July 24, 2020, the Company’s stockholders approved an increase to the share reservation of the PAVmed Inc. ESPP of an additional 500,000 shares of common stock of the Company, from 250,000 shares to 750,000 shares.

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan - Stock Options

The Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (“Lucid Diagnostics Inc. 2018 Equity Plan”) is separate and apart from the PAVmed Inc. 2014 Equity Plan discussed above. Stock options issued and outstanding under the Lucid Diagnostics Inc. 2018 Equity Plan for the period noted is as follows:

	Number Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)
Outstanding stock options at December 31, 2019	995,000	$0.86	9.0
Granted	—	$—
Exercised	(3,333)	$1.50
Forfeited	—	$—
Outstanding stock options at September 30, 2020	991,667	$0.86	8.2
Vested and exercisable stock options at September 30, 2020	706,242	$0.83	8.1

Stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan, have a ten-year contractual term from date of grant, and vest ratably over twelve successive calendar quarters, with first vesting date in the quarter of the date of grant.

During the nine months ended September 30, 2020, 3,333 stock options issued under the Lucid Diagnostics Inc. 2018 Equity Plan were exercised for cash proceeds of $5, resulting in the issue of a corresponding number of shares of common stock of Lucid Diagnostics Inc.

Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized for both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
General and administrative expenses	$448	$269	$1,132	$853
Research and development expenses	138	61	326	324
Total	$586	$330	$1,458	$1,177

Note 6 — Stock-Based Compensation - continued

As of September 30, 2020, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period
PAVmed Inc. 2014 Equity Plan
Stock Options	$2,075	1.0 years
Restricted Stock Awards	$2,019	2.4 years

Lucid Diagnostics Inc. 2018 Equity Plan
Stock Options	$62	1.1 years

The stock options granted under the PAVmed Inc. 2014 Equity Plan during the nine months ended September 30, 2020 and 2019, had a weighted average estimated fair value of $1.28 per share and $0.48 per share, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Nine Months Ended September 30,
	2020	2019

Expected term of stock options (in years)	5.8	5.7
Expected stock price volatility	73%	50%
Risk free interest rate	0.5%	2.4%
Expected dividend yield	0%	0%

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed Inc. 2014 Equity Plan to non-employees under the previous provisions of FASB ASC 505-50 in the prior year nine months ended September 30, 2019, was based on a weighted average estimated fair value of such stock options of $1.87 per share, calculated using Black-Scholes valuation model weighted-average assumptions of an 8.6 year contractual term, a 60% expected stock price volatility, a 2.2% risk free interest rate, and a 0% expected dividend rate.

The restricted stock awards granted to employees under the PAVmed Inc. 2014 Equity Plan are measured at their grant date estimated fair value based on the date-of-grant quoted price per share of PAVmed Inc. common stock. The 700,000 restricted stock awards granted on March 15, 2019 had an aggregate fair value of approximately $742 with such stock-based compensation expense recognized ratably over the requisite service period, which is the three-year vesting period as discussed above. The 950,000 restricted stock awards granted on May 1, 2020 had an aggregate fair value of approximately $1,938 with such stock-based compensation expense recognized ratably over the requisite service period, which is the three-year vesting period as discussed above. The stock-based compensation expense recognized in general and administrative expense related to restricted stock awards was approximately $185 and $62 in the three months ended September 30, 2020 and 2019, respectively, and $391 and $144 in the nine months ended September 30, 2020 and 2019, respectively. The stock-based compensation expense recognized in research and development expense related to restricted stock awards was $39 and $64 in the three and nine months ended September 30, 2020, respectively.

Note 6 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.30 per share and $0.36 per share during the nine months ended September 30, 2020 and 2019, respectively, and was calculated using the following weighted average Black-Scholes valuation model assumptions:

	Nine Months Ended September 30,
	2020	2019

Expected term of stock options (in years)	5.2	6.0
Expected stock price volatility	60%	62%
Risk free interest rate	1.9%	2.0%
Expected dividend yield	0%	0%

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan to non-employees under the previous provisions of FASB ASC 505-50 in the prior year nine months ended September 30, 2019, was based on a weighted average estimated fair value of such stock options of $0.36 per share, calculated using Black-Scholes valuation model weighted-average assumptions of a 6.0 year contractual term, a 62% expected stock price volatility, a 2.0% risk free interest rate, and a 0% expected dividend rate.

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

Note 7 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using(1)
	Level-1	Level-2	Level-3
	Inputs	Inputs	Inputs	Total
September 30, 2020
Senior Secured Convertible Note - November 2019	$—	$—	$6,900	$6,900
Senior Convertible Note - April 2020	$—	$—	$4,600	$4,600
Senior Secured Convertible Note – August 2020	$—	$—	$8,720	$8,720
Totals	$—	$—	$20,220	$20,220

December 31, 2019
Senior Secured Convertible Note - December 2018	$—	$—	$1,700	$1,700
Senior Secured Convertible Note - November 2019	$—	$—	$6,439	$6,439
Totals	$—	$—	$8,139	$8,139

(1)	As noted above, as presented in the fair value hierarchy table, Level-1 represents quoted prices in active markets for identical items, Level-2 represents significant other observable inputs, and Level-3 represents significant unobservable inputs. There were no transfers between the respective Levels during the nine-month period ended September 30, 2020.

The August 2020 Senior Secured Convertible Note, the April 2020 Senior Convertible Note, the November 2019 Senior Secured Convertible Notes and the December 2018 Senior Secured Convertible Note are each accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election. Under the FVO election the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. As provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying unaudited condensed consolidated statement of operations.

Additional information on the changes in Level 3 liabilities measured at fair value for the three and nine-month periods ended September 30, 2020 and 2019, please see Note 8 – “Outstanding Debt.” The estimated fair value of financial instruments classified within the Level 3 category was determined using both observable inputs and unobservable inputs. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

Note 7 — Financial Instruments Fair Value Measurements - continued

Fair Value Assumptions – September 30, 2020:

	November 2019 Senior Secured Convertible Note Series A & Series B	April 2020 Senior Convertible Note	August 2020 Senior Secured Convertible Note
Required rate of return	0.12%	65%	40%
Conversion Price	$1.60	$5.00	$5.00
Expected term (years)	0.79	1.58	1.85
Volatility	70%	65%	65%
Risk free rate	0.12%	0.13%	0.13%
Dividend yield	0%	0%	0%

Fair Value Assumptions – September 30, 2019:

December 2018 Senior Secured Convertible Note
Required rate of return	11.1%
Conversion Price	$1.60
Expected term (years)	1.51
Volatility	53%
Risk free rate	1.8%
Dividend yield	0%

Note 8 — Outstanding Debt

The fair value and face value principal of outstanding debt as of the dates indicated is as follows:

		Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
December 2018 Senior Secured Convertible Note	(1)	December 31, 2020	7.875%	$1.60	$—	$—
November 2019 Senior Secured Convertible Note	(2)	September 30, 2021	7.875%	$1.60	$6,006	$6,900
April 2020 Senior Convertible Note	(3)	April 30, 2022	7.875%	$5.00	$4,111	$4,600
August 2020 Senior Secured Convertible Note	(4)	August 6, 2022	7.875%	$5.00	$7,750	$8,720
Balance as of September 30, 2020					$17,867	$20,220

December 2018 Senior Secured Convertible Note	(1)	December 31, 2020	7.875%	$1.60	$1,692	$1,700
November 2019 Senior Secured Convertible Note	(2)	September 30, 2021	7.875%	$1.60	$7,000	$6,439
Balance as of December 31, 2019					$8,692	$8,139

Note 8 — Outstanding Debt – continued

(1)	With respect to the December 2018 Senior Secured Convertible Note, in the nine months ended September 30, 2020, approximately $1,692 of principal repayments and approximately $6 of non-installment payments were settled through the issuance of 2,075,198 shares of the Company’s common stock with a fair value of approximately $2,901 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The December 2018 Senior Secured Convertible Debt was paid in full as of June 4, 2020.

(2)	With respect to the November 2019 Senior Secured Convertible Note - Series A and Series B - in the nine months ended September 30, 2020, approximately $7,993 of Accelerated and Bi-Monthly Installment principal repayments and approximately $383 of non-installment payments were settled through the issuance of 5,337,484 shares of the Company’s common stock with a fair value of approximately $11,774 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). Subsequent to September 30, 2020, through November 4, 2020, approximately $1,720 of Accelerated and Bi-Monthly Installment principal repayments along with approximately $28 of corresponding non-installment payments were settled through the issuance of 1,182,266 shares of the Company’s common stock with a fair value of approximately $2,266 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

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

The November 2019 Senior Secured Convertible Notes - Series A and Series B - have a stated interest rate of 7.875% per annum to the extent the investor has funded the cash proceeds of each such respective Series A and Series B. During the period November 4, 2019 to March 29, 2020, during which period the Series B was not funded by the investor, the Company incurred interest expense of 3.0% per annum on the Series B $7.0 million face value principal. The (cash) payment of such 3.0% interest on the $7.0 million face value principal resulted in the recognition of approximately $53 of interest expense during the period January 1, 2020 through March 29, 2020, with such interest expense included in other income (expense) in the accompanying (unaudited) condensed consolidated statement of operations for the nine months ended September 30, 2020.

(3)	On April 30, 2020, the Company entered into a Security Purchase Agreement for the issue of a Senior Convertible Note with a face value principal of approximately $4,111 and lender fees of approximately $411 (recognized as a current period other expense), resulting in $3,700 cash proceeds received by the Company. - referred to as the April 2020 Senior Convertible Note. Additionally, under a separate agreement, the Company incurred a current period expense of approximately $120 with respect to the placement agent advisory fee. On the maturity date, the Company will pay the holder in cash all remaining outstanding principal and unpaid interest thereon.

(4)	The Company entered into a Securities Purchase Agreement (“SPA”) with an institutional investor (the “Investor”), and pursuant to the SPA, on August 6, 2020, the Company issued to the Investor a Senior Secured Convertible Note (the “August 2020 Senior Secured Convertible Note”) with a face value principal amount of $7,750 and $750 lender fee (recognized as a current period other expense), resulting in $7,000 cash proceeds received by the Company. On the maturity date, the Company will pay the holder in cash all remaining outstanding principal and unpaid interest thereon

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

Subsequent to September 30, 2020, effective November 6, 2020, the Company entered into a waiver agreement with the holder of the April 2020 Senior Convertible Note and the August 2020 Senior Secured Convertible Note. Prior to the waiver agreement, the noteholder had the right, at any time from and after October 30, 2020, in its sole discretion, to require the Company to redeem all, or any portion, of the respective convertible notes. Under the waiver agreement, so long as no event of default has occurred and is continuing under the convertible notes (unless waived in writing by the holder of the convertible notes), the noteholder waived this redemption right until November 30, 2020. Furthermore, the waiver will be automatically extended for additional one-month periods, unless the noteholder delivers notice to the Company of an election to terminate the waiver prior to the then-current end date for the waiver.

Note 8 — Outstanding Debt - continued

The changes in the fair value of debt during the three and nine months ended September 30, 2020 is as follows:

	December 2018 Senior Secured Convertible Note	November 2019 Senior Secured Convertible Note Series A & Series B	April 2020 Senior Convertible Note	August 2020 Senior Secured Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (Expense)
Fair Value - December 31, 2019	$1,700	$6,439	$—	$—	$8,139

Face value principal – issue date	—	7,000	—	—	7,000
Fair value adjustment – issue date	—	2,600	—	—	2,600	$(2,600)
Installment repayments – common stock	(1,642)	—	—	—	(1,642)
Non-installment payments – common stock	(4)	—	—	—	(4)
Non-installment payments – cash	—	(138)	—	—	(138)
Change in fair value	9	4,699	—	—	4,708	(4,708)
Lender Fee - November 2019 Senior Secured Convertible Note - Series B	—	—	—	—	—	(700)
Fair Value at March 31, 2020	$63	$20,600	—	$—	$20,663
Other Income (Expense) - Change in fair value - three months ended March 31, 2020						$(8,008)

Face value principal – issue date	—	—	4,111	—	4,111
Fair value adjustment – issue date	—	—	(411)	—	(411)	411
Installment repayments – common stock	(50)	(5,695)	—	—	(5,745)
Non-installment payments – common stock	(2)	(242)	—	—	(244)
Non-installment payments – cash	—	—	(54)	—	(54)
Change in fair value	(11)	(2,363)	254	—	(2,120)	2,120
Lender Fee - April 2020 Senior Convertible Note	—	—	—	—	—	(411)
Fair Value at June 30, 2020	$—	$12,300	3,900	$—	$16,200
Other Income (Expense) - Change in fair value - three months ended June 30, 2020						$2,120

Face value principal – issue date	—	—	—	7,750	7,750
Fair value adjustment – issue date	—	—	—	(750)	(750)	750
Installment repayments – common stock	—	(2,298)	—	—	(2,298)
Non-installment payments – common stock	—	(141)	—	—	(141)
Non-installment payments – cash	—	—	(81)	(93)	(174)
Change in fair value	—	(2,961)	781	1,813	(367)	367
Lender Fee - August 2020 Senior Secured Convertible Note	—	—	—	—	—	(750)
Fair Value at September 30, 2020	$—	$6,900	$4,600	$8,720	$20,220
Other Income (Expense) - Change in fair value - three months ended September 30, 2020						$367
Other Income (Expense) - Change in fair value - nine months ended September 30, 2020						$(5,520)

Note 8 — Outstanding Debt - continued

The changes in the fair value of debt during the three and nine months ended September 30, 2019 is as follows:

	December 2018 Senior Secured Convertible Note	Other Income (Expense)
Fair Value - December 31, 2018	$7,903
Installment repayments - common stock	(52)
Non-installment payments - common stock	—
Non-installment payments - cash	(159)
Change in fair value	559	$(559)
Fair Value - March 31, 2019	$8,251
Other Income (Expense) - Change in fair value - three months ended March 31, 2019		$(559)
Installment repayments - common stock	(1,480)
Non-installment payments - common stock	(22)
Non-installment payments - cash	(120)
Change in fair value	161	$(161)
Fair Value - June 30, 2019	$6,790
Other Income (Expense) - Change in fair value - three months ended June 30, 2019		$(161)
Installment repayments - common stock	(1,850)
Non-Installment repayments – common stock	(90)
Non-installment payments – cash	—
Change in fair value	(379)	$379
Fair Value - September 30, 2019	$4,472
Other Income (Expense) - Change in fair value – three months ended September 30, 2019		$379
Other Income (Expense) - Change in fair value - nine months ended September 30, 2019		$(341)

Note 9 — Cares Act Paycheck Protection Program Loan

On April 8, 2020 the Company entered into a loan agreement with JP Morgan Chase, N.A., and received approximately $300 of proceeds, pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) Paycheck Protection Program (“PPP”) - the “PPP Loan”. The PPP Loan matures on April 8, 2022 and bears interest at a rate of approximately 1.0% per annum. Monthly amortized principle and interest payments are deferred for six months after the PPP Loan date-of-disbursement after which time each month following the deferral period, the Company will make equal monthly payments on principal and interest balances to fully amortize the loan balances by the maturity date. As such, $200 is presented as a current liability and $100 is presented as a non-current liability in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2020. The PPP Loan funds were received on April 8, 2020. The PPP Loan contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100 per cent of the principal amount of the loan is guaranteed by the Small Business Administration and (3) an amount up to the full principal amount may qualify for loan forgiveness in accordance with the terms of CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during either, at our discretion, the eight-week period or twenty-four week period beginning on the date of disbursement of proceeds from the PPP loan. In the event the PPP loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. The Company is not yet able to determine the amount potentially to be forgiven, if any. As of September 30, 2020 and the date of this filing, the Company was in full compliance with the provisions of the PPP Loan.

Note 10 — Preferred Stock

The Company is authorized to issue 20 million shares of its preferred stock, par value of $0.001 per share, with such designation, rights, and preferences as may be determined by the Company’s board of directors. There were 1,203,488 and 1,158,209 shares of Series B Convertible Preferred Stock (classified in permanent equity) issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.

During the nine months ended September 30, 2020, the Company’s board-of-directors declared an aggregate of approximately $211 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2019, March 31, 2020 and June 30, 2020, which have been settled by the issue of an additional aggregate 70,279 shares of Series B Convertible Preferred Stock. Subsequent to September 30, 2020, in October 2020, the Company’s board-of-directors declared a Series B Convertible Preferred Stock dividend earned as of September 30, 2020 and payable as of October 1, 2020, of approximately $74 to be settled by the issue of an additional 24,587 shares of Series B Convertible Preferred Stock (with such dividend not recognized as a dividend payable liability in the accompanying unaudited condensed consolidated balance sheet as the Company’s board of directors had not declared such dividends payable as of September 30, 2020).

Note 11 — Stockholders’ Equity, Common Stock Purchase Warrants, and Noncontrolling Interest

The Company is authorized to issue up to 150 million shares of its common stock, par value of $0.001 per share, inclusive of an increase of 50 million shares approved by the Company’s stockholders at their July 24, 2020 annual meeting. There were 49,655,951 and 40,478,861 shares of common stock issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.

The following table summarizes outstanding warrants to purchase common stock of the Company (classified in permanent equity) at the dates indicated:

	Common Stock Purchase Warrants Issued and Outstanding at
		Weighted		Weighted
		Average		Average
	September 30,	Exercise	December 31,	Exercise	Expiration
	2020	Price /Share	2019	Price	Date
Series Z Warrants	16,814,939	$1.60	16,815,039	$1.60	April 2024
UPO - Series Z Warrants	53,000	$1.60	53,000	$1.60	January 2022
Series W Warrants	381,818	$5.00	381,818	$5.00	January 2022
Series S Warrants	—	$—	1,199,383	$0.01	June 2032
Total	17,249,757	$1.68	18,449,240	$1.57

In the nine months ended September 30, 2020, 1,199,383 Series S Warrants and 100 Series Z Warrants were exercised for cash at their respective exercise price per share, resulting in the issuance of a corresponding number of shares of the Company’s common stock.

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is with respect to the Company’s majority-owned subsidiaries Lucid Diagnostics Inc. and Solys Diagnostics Inc., summarized for the periods indicated as follows:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
NCI - equity (deficit) - beginning of period	$(814)	$(161)
Minority Interest investment in Solys Diagnostics Inc.	—	889
Minority Interest share subscription receivable - Solys Diagnostics Inc.	—	(889)
Minority Interest Lucid Diagnostics Inc. 2018 Equity Plan stock option exercise	5	—
Net loss attributable to NCI - Lucid Diagnostics Inc.	(1,007)	(801)
Net loss attributable to NCI - Solys Diagnostics Inc.	(86)	(10)
Stock-based compensation expense - Lucid Diagnostics Inc. 2018 Equity Plan	39	158
NCI - equity (deficit) - end of period	$(1,863)	$(814)

Note 12 — Loss Per Share

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

The following table sets forth the computation of earnings (loss) per share attributable to PAVmed Inc. and loss per share attributable to PAVmed Inc. common stockholders for the respective periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator
Net loss - before noncontrolling interest	$(5,874)	$(3,271)	$(26,629)	$(10,714)
Net loss attributable to noncontrolling interest	391	186	1,093	501
Net loss - as reported, attributable to PAVmed Inc.	$(5,483)	$(3,085)	$(25,536)	$(10,213)

Series B Convertible Preferred Stock dividends:	$(74)	$(68)	$(215)	$(201)

Net loss attributable to PAVmed Inc. common stockholders	$(5,557)	$(3,153)	$(25,751)	$(10,414)

Denominator
Weighted average common shares outstanding, basic and diluted	48,380,677	31,030,929	45,563,961	29,211,694

Loss per share
Basic and diluted
Net loss - as reported, attributable to PAVmed Inc.	$(0.11)	$(0.10)	$(0.56)	$(0.35)
Net loss attributable to PAVmed Inc. common stockholders	$(0.11)	$(0.10)	$(0.57)	$(0.36)

The following common stock equivalents have been excluded from the computation of diluted weighted average shares outstanding as their inclusion would be anti-dilutive:

	September 30,
	2020	2019
PAVmed Inc. 2014 Equity Plan stock options and restricted stock awards	8,090,195	5,853,529
Unit purchase options - as to shares of common stock	53,000	53,000
Unit purchase options - as to shares underlying Series Z Warrants	53,000	53,000
Series Z Warrants	16,814,939	16,815,039
Series W Warrants	381,818	381,818
Series B Convertible Preferred Stock	1,203,488	1,135,482
Total	26,596,440	24,291,868

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

Our multiple products are in various phases of development, regulatory clearances, approvals, and commercialization.

●	EsoCheck received 510(k) marketing clearance from the U.S. Food and Drug Administration (“FDA”) in June 2019 as an esophageal cell collection device. EsoGuard has been established as a Laboratory Developed Test (“LDT”) and was launched commercially in December 2019 after Clinical Laboratory Improvement Amendment (“CLIA”) and College of American Pathologists (“CAP”) accreditation of the test at LUCID’s commercial diagnostic laboratory partner ResearchDx Inc. (“ResearchDx”), headquartered in Irvine, CA.

●	Our CarpX device is a patented, single-use, disposable, minimally invasive device designed as a precision cutting tool to treat carpal tunnel syndrome while reducing recovery times that was cleared by the FDA under section 510(k) in April 2020 and was launched commercially in August 2020.

●	Our other products in development have not yet received clearance or approval to be marketed or sold in the U.S. or elsewhere. We have been granted patents by the U.S. Patent and Trademark Office (“USPTO”) for CarpX, PortIO, and Caldus and have acquired licenses to certain patents and intellectual property for DisappEAR from Tufts University and a group of academic centers, for EsoGuard and EsoCheck from Case Western Reserve University (“CWRU”) and more recently for patents covering infrared technology to non-invasively detect glucose in tissue within the in-patient field of use from Liquid Sensing, Inc.

A brief description of our key divisions and products is as follows:

GI Health

EsoGuard, EsoCheck, and EsoCure

This product family consists of a patented platform technology (EsoGuard and EsoCheck) licensed from CWRU to Lucid Diagnostics that was developed to provide an accurate, non-invasive, patient-friendly screening test for the early detection of adenocarcinoma of the esophagus (“EAC”) and of Barrett’s Esophagus (“BE”), including dysplasia and related pre-cursors to EAC in patients with chronic gastroesophageal reflux (“GERD”). This product family also consists of a technology (EsoCure) developed by PAVmed to treat BE. EsoGuard is a molecular diagnostic esophageal DNA test shown in a published human study to be highly accurate at detecting BE, as well as EAC. EsoCheck is a non-invasive cell collection device designed to sample cells from a targeted region of the esophagus in a five-minute office-based procedure, without the need for endoscopy. Both EsoGuard and EsoCheck are commercially available, as separately marketed products, for physicians to prescribe for U.S. patients. EsoCure is in development as an Esophageal Ablation Device using Caldus Technology to allow a clinician to treat dysplastic BE before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment. We have successfully completed a pre-clinical feasibility animal study of EsoCure demonstrating excellent, controlled circumferential ablation of the esophageal mucosal lining.

GI Health - continued

EsoGuard, EsoCheck, and EsoCure - continued

We are currently marketing EsoGuard LDT through a network of independent representatives working with our in-house sales management. On June 9, 2020, the U.S. Center for Medicare and Medicare Services (“CMS”) published its preliminary “gap-fill” payment recommendations for the current review cycle. Medicare Administrative Contractor (“MAC”) Palmetto GBA recommended for EsoGuard a payment of $1,938.01 in 38 states and $2,690.00 in 12 states (including Florida, New Jersey and Pennsylvania) and two U.S. territories, with such reimbursement expected to be applicable from January 1, 2021 to December 31, 2023, upon finalization by CMS, pending its review of reconsideration requests. In addition, we have entered into a manufacturing agreement with medical device contract manufacturer Coastline International Inc. to serve as a high-volume, lower-cost manufacturer of the EsoCheck device.

Our longer-term strategy is to secure a specific indication, based on published guidelines, for BE screening in certain at-risk populations using EsoGuard on samples collected with EsoCheck. This use of EsoGuard together with EsoCheck as a screening system must be cleared or approved by the FDA as an IVD device (“EsoGuard IVD”). In September 2019, we entered into an agreement with a clinical research organization (“CRO”) to assist us with two ongoing EsoGuard IVD clinical trials which are actively enrolling patients and consist of a screening study (ESOGUARD-BE-1) and a case control study (ESOGUARD-BE-2).

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

Minimally Invasive Interventions

CarpX

We received FDA marketing clearance under section 510(k) in April 2020 for our CarpX minimally invasive surgical device for use in the treatment of carpal tunnel syndrome and launched the device commercially in August 2020. We believe CarpX will allow the physician to relieve the compression on the median nerve without an open incision or the need for endoscopic or other imaging equipment. To use CarpX, the operator first advances a guidewire through the carpal tunnel under the ligament, and then advanced over the wire and positioned in the carpal tunnel under ultrasonic and/or fluoroscopic guidance. When the CarpX balloon is inflated it creates tension in the ligament positioning the cutting electrodes underneath it and creates space within the tunnel, providing anatomic separation between the target ligament and critical structures such as the median nerve. Radiofrequency energy is briefly delivered to the electrodes, rapidly cutting the ligament, and relieving the pressure on the nerve. We believe CarpX will be significantly less invasive than existing treatments.

We are commercializing our products through a network of independent U.S. sales representatives and/or inventory-stocking medical distributors together with our in-house sales management and marketing teams, including a national sales manager for CarpX with over 20 years of commercial orthopedic experience. Our focus on CarpX, and other high margin products and services, is particularly suitable to this mode of distribution. A high gross margin allows us to properly incentivize our distributors, which in turn allows us to attract the top distributors with the most robust networks in our targeted specialties. Independent distributors play an even larger role in many parts of Europe, most of Asia and emerging markets worldwide.

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

Based on encouraging animal data, we are preparing to initiate a long-term (60-day implant duration) first-in-human clinical study in dialysis patients or those with poor venous access in Colombia, South America and intend to fulfill the likely FDA request for human clinical data with a clinical safety study in the United States following FDA clearance of our Investigational Device Exemption (IDE) submission to begin clinical testing. In addition, we plan to file for FDA Breakthrough Device Designation for PortIO.

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

Emerging Innovations

Emerging innovations refers to a diversified and expanding portfolio of innovative products designed to address unmet clinical needs across a broad range of clinical conditions. We are evaluating a number of these product opportunities and intellectual property covering a wide spectrum of clinical conditions, which have either been developed internally or have been presented to us by clinician innovators and academic medical institutions for consideration of a partnership to develop and commercialize these products. This collection of products includes, without limitation, initiatives in non-invasive laser-based glucose monitoring, mechanical circulatory support, single-use ventilators and pediatric ear tubes. In June 2020, we announced the execution of a letter of intent to consummate a series of agreements to develop and utilize Canon Virginia’s commercial grade and scalable aqueous silk fibroin molding process to manufacture PAVmed’s DisappEAR molded pediatric ear tubes for commercialization. Furthermore, we are exploring other opportunities to grow our business and enhance shareholder value through the acquisition of pre-commercial or commercial stage products and/or companies with potential strategic corporate and commercial synergies.

Impact of SARS-CoV-2 - COVID-19 Pandemic

We continue to monitor the ongoing impact on the national economy and our business of the pandemic resulting from “SARS-CoV-2” (severe acute respiratory syndrome coronavirus 2), commonly referred to by its resulting illness as “COVID-19” (coronavirus disease-2019). We expect the significance of the pandemic, including the extent of its effect on our consolidated financial condition and consolidated operational results and cash flows, to be dictated by the success of efforts to mitigate the spread of and /or to contain the virus and the impact of such efforts. The SARS-CoV-2 virus (and resulting COVID-19 illness) and the corresponding mitigation and containment efforts may have an adverse impact on our operations, supply chains and distribution systems and /or those of our contractors and laboratory partner and increase our and their operating expenses. In this regard, the ability of our employees or our contractors, laboratory partner, and other service providers, to perform their work may be adversely affected. In addition, the spread of the SARS-CoV-2 virus has disrupted the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay FDA approval with respect to our products. Furthermore, our clinical trials have been and may be further affected by the pandemic, as site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the virus /illness response, as well as travel restrictions imposed by governments, and the inability to access clinical test sites for initiation and monitoring. The pandemic may have an adverse impact on the economies and financial markets of many countries, including the United States of America, resulting in an economic downturn that could adversely affect demand for our products and services and /or our product candidates. While we are not able at this time to estimate the impact of the pandemic on our consolidated financial condition, consolidated results of operations, and /or consolidated cash flows, the adverse impact could be material.

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

We plan to incur research and development expenses for the foreseeable future as we continue the development of our products. Our research and development activities are focused principally on obtaining FDA approvals and developing product improvements or extending the utility of the lead products in our pipeline, including CarpX, EsoCheck and EsoGuard, along with advancing our DisappEAR, PortIO, NextFlo, and non-invasive glucose monitoring products through their respective development phase.

Other Income and Expense, net

Other income and expense, net, consists principally of changes in fair value of our convertible notes, losses on extinguishment of debt upon repayment of such convertible notes; and interest expense recognized in connection with one of our convertible notes.

Three months ended September 30, 2020 versus September 30, 2019

General and administrative expenses

In the three months ended September 30, 2020, general and administrative costs were approximately $2.9 million, compared to $1.7 million for the three months ended September 30, 2019. The net increase of $1.2 million was principally related to:

●	approximately $0.7 million increase in compensation related costs principally related to sales staffing levels and other costs related to our commercial launch of EsoGuard; and
●	approximately $0.5 million in consulting services related to patents, regulatory compliance, legal processes for contract review, and public company expenses.

Research and development expenses

In the three months ended September 30, 2020, research and development costs were approximately $2.6 million, compared to $1.5 million for the corresponding period in the prior year, with the $1.1 million increase principally resulting from increased clinical trial costs with respect to CarpX, NextFlo, Port IO, EsoGuard and a glucose monitoring project at SOLYS.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended September 30, 2020, the non-cash expense recognized for the change in the fair value of our convertible notes was approximately $0.4 million of other income, inclusive of the recognition of current period other expense of approximately $0.8 million of lender fees incurred with respect to the convertible notes as discussed below, as compared to $0.4 million of other income for the three months ended September 30, 2019. The changes principally related to:

●	an increase in the face principal amount of our convertible notes of approximately $7.0 million, inclusive of $0.8 million in lender fees;
●	among other fair value input assumptions, a substantive increase in the Company’s common stock price between the periods resulting in a higher estimated fair value of the convertible notes; and
●	approximately $0.8 million of lender fees recognized as other expense with respect to our convertible note issued August 6, 2020. There were no such fees incurred in the corresponding prior year period.

See Note 7 and Note 8 of our unaudited condensed consolidated financial statements for a further discussion of the change in fair value of our convertible notes, and “—Going Concern, Liquidity, and Capital Resources”, below.

Loss from Extinguishment of Debt

In the three months ended September 30, 2020, a debt extinguishment loss of approximately $0.7 million was recognized in connection with the convertible notes, with such loss resulting from the difference between: the face value principal repayments and the corresponding payments of the interest thereon; as compared to the fair value of the shares of our common stock issued upon conversion of such convertible notes, with such fair value measured as the respective issue date closing quoted price per share of our common stock.

In the prior year period of three months ended September 30, 2019, a debt extinguishment loss of approximately $0.4 million, was recognized in connection with the Senior Secured Convertible Note issued December 27, 2018, with such loss resulting from the difference between: the face value principal repayments and the corresponding payments of the interest thereon; as compared to the fair value of the shares of our common stock issued upon conversion of such convertible note, with such fair value measured as the respective issue date closing quoted price per share of our common stock. See Note 8 of our unaudited condensed consolidated financial statements and “—Going Concern, Liquidity, and Capital Resources” below, for a further discussion of our convertible notes.

Nine months ended September 30, 2020 versus September 30, 2019

General and administrative expenses

In the nine months ended September 30, 2020, general and administrative costs were approximately $8.5 million, compared to $5.3 million for the nine months ended September 30, 2019. The net increase of $3.2 million was principally related to:

●	approximately $1.4 million increase in compensation related costs principally related to sales staffing levels and other costs related to our commercial launch of EsoGuard;
●	approximately $1.6 million in consulting services related to patents, regulatory compliance, legal processes for contract review, and public company expenses; and
●	approximately $0.2 million in general business expenses.

Research and development expenses

In the nine months ended September 30, 2020, research and development costs were approximately $7.3 million as compared to $4.4 million for the corresponding period in the prior year, with the $2.9 million increase principally resulting from increased clinical trial costs with respect to CarpX, NextFlo, Port IO, EsoGuard and a glucose monitoring project at SOLYS.

Other Income and Expense

Change in fair value of convertible debt

In the nine months ended September 30, 2020, the (non-cash) expense recognized for the change in the fair value of our convertible notes was approximately $5.5 million, inclusive of the recognition of other expense of approximately $1.9 million of lender fees incurred with respect to the convertible notes as discussed below, as compared to $0.3 million for the nine months ended September 30, 2019, resulting in an increase of approximately $5.2 million principally related to:

●	an increase in the face principal amount of our convertible notes of approximately $18.1 million, inclusive of $1.9 million in lender fees;
●	among other fair value input assumptions, an increase in the Company’s common stock price between the periods resulting in a higher estimated fair value of the convertible notes; and
●	a total of approximately $1.9 million of lender fees recognized as other expense, inclusive of approximately $0.7 million with respect to our November 2019 Senior Secured Convertible Note - Series B (as discussed below); approximately $0.4 million with respect to our April 2020 Senior Convertible Note (as discussed below); and approximately $0.8 million with respect to our August 2020 Senior Secured Convertible Note. There were no such fees incurred in the corresponding prior year period.

See Note 7 and Note 8 of our unaudited condensed consolidated financial statements for a further discussion of the change in fair value of our convertible notes, and “—Going Concern, Liquidity, and Capital Resources”, below.

Loss from Extinguishment of Debt

In the nine months ended September 30, 2020, a debt extinguishment loss of approximately $4.6 million was recognized in connection with the convertible notes, with such loss resulting from the difference between: the face value principal repayments and the corresponding payments of the interest thereon; as compared to the fair value of the shares of our common stock issued upon conversion of such convertible notes, with such fair value measured as the respective issue date closing quoted price per share of our common stock.

In the prior year period of nine months ended September 30, 2019, a debt extinguishment loss of approximately $0.7 million was recognized in connection with the Senior Secured Convertible Note issued December 27, 2018, with such loss resulting from the difference between the face value principal repayments and corresponding payments of the interest thereon; as comparted to the fair value of the shares of our common stock issued upon conversion of such convertible note, with such fair value measured as the respective issue date closing quoted price per share of our common stock. See Note 8 of our unaudited condensed consolidated financial statements for a further discussion of our convertible notes.

Nine months ended September 30, 2020 versus September 30, 2019 - continued

Interest Expense

In the nine months ended September 30, 2020, interest expense of approximately $0.1 million is with respect to the November 2019 Senior Secured Convertible Notes - Series B, when such convertible note was unfunded through March 29, 2020. There was no such interest expense incurred during the corresponding period in the prior year. See Note 8 of our unaudited condensed consolidated financial statements for a further discussion of the November 2019 Senior Secured Convertible Notes - Series B interest expense; and “—Going Concern, Liquidity, and Capital Resources” below.

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

As of September 30, 2020 and December 31, 2019, we had cash of $8.3 million and $6.2 million, respectively.

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

In April 2020, in a private placement with an accredited investor, we issued a Senior Convertible Note with a face value principal of $4.1 million, resulting in cash proceeds of approximately $3.7 million, after a lender fee of approximately $0.4 million (the “April 2020 Senior Convertible Note”). The April 2020 Senior Convertible Note has a contractual maturity date of April 30, 2022, and an annual interest rate of 7.875%, payable in cash on a monthly basis. At the election of the holder, the April 2020 Senior Convertible Note may be converted into shares of our common stock at a contractual conversion price of $5.00 per share.

Going Concern, Liquidity, and Capital Resources - continued

In August 2020, in a private placement with an accredited investor, we issued a Senior Secured Convertible Note with a face value principal of $7.75 million, resulting in cash proceeds of approximately $7.0 million, after a lender fee of approximately $0.75 million (the “August 2020 Senior Secured Convertible Note”). The August 2020 Senior Secured Convertible Note has a contractual maturity date of August 5, 2022, and an annual interest rate of 7.875%, payable in cash on a monthly basis. At the election of the holder, the April 2020 Senior Convertible Note may be converted into shares of our common stock at a contractual conversion price of $5.00 per share. The August 2020 Senior Secured Convertible Note is secured by substantially all of our assets.

Under the November 2019 Senior Secured Convertible Notes and the April 2020 Senior Convertible Note, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters as well as a financial covenant requiring us to maintain available cash in the amount of approximately $1.8 million at the end of each fiscal quarter. As of September 30, 2020, we were in compliance with this financial covenant. The August 2020 Senior Secured Convertible Note contains substantively similar customary affirmative and negative covenants as those described above, as well as increasing to $2.0 million the minimum available cash at the end of each quarter.

Subsequent to September 30, 2020, effective November 6, 2020, we entered into a waiver agreement with the holder of the April 2020 Senior Convertible Note and the August 2020 Senior Secured Convertible Note. Prior to the waiver agreement, the noteholder had the right, at any time from and after October 30, 2020, in its sole discretion, to require us to redeem all, or any portion, of the respective convertible notes. Under the waiver agreement, so long as no event of default has occurred and is continuing under the convertible notes (unless waived in writing by the holder of the convertible notes), the noteholder waived this redemption right until November 30, 2020. Furthermore, the waiver will be automatically extended for additional one-month periods, unless the noteholder delivers notice to us of an election to terminate the waiver prior to the then-current end date for the waiver.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on such evaluation, due to the material weakness in internal control over financial reporting described below, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of such date to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 5. Other Information

Subsequent to September 30, 2020, effective November 6, 2020, the Company entered into a waiver agreement with the holder of the April 2020 Senior Convertible Note and the August 2020 Senior Secured Convertible Note. Prior to the waiver agreement, the noteholder had the right, at any time from and after October 30, 2020, in its sole discretion, to require the Company to redeem all, or any portion, of the respective convertible notes. Under the waiver agreement, so long as no event of default has occurred and is continuing under the convertible notes (unless waived in writing by the holder of the convertible notes), the noteholder waived this redemption right until November 30, 2020. Furthermore, the waiver will be automatically extended for additional one-month periods, unless the noteholder delivers notice to us of an election to terminate the waiver prior to the then-current end date for the waiver.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

Date: November 6, 2020	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Amendment to the Certificate of Incorporation dated July 24, 2020. (1)

10.1	Form of Securities Purchase Agreement dated August 6, 2020.(2)

10.2	Form of Senior Convertible Note dated August 6, 2020.(2)

10.3	Form of Amended and Restated Security Agreement dated August 6, 2020.(2)

10.4	Form of Amended and Restated Guaranty dated August 6, 2020. (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Filed herewith
(1)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on July 27, 2020.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by the Company on August 6, 2020.

