Form 10-K
period 2020-12-31
PAVmed Inc.
filed 2021-03-15
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(c) of the Exchange Act [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $82.3 million, based on 39,007,461 shares of common stock held by non-affiliates and a last reported sales price per share of the registrant’s common stock of $2.11 on such date.

As of March 12, 2021 there were 82,460,720 shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2020.

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

Important factors that may affect our actual results include:

●	our limited operating history;
●	our financial performance, including our ability to generate revenue;
●	our ability of our products to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our potential ability to obtain additional financing when and if needed;
●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions;
●	our ability to manage growth and integrate acquired operations;
●	the potential liquidity and trading of our securities;
●	regulatory and operational risks;
●	cybersecurity risks;
●	risks related to SARS-CoV-2 /COVID-19 pandemic;
●	the impact of the material weakness identified by our management;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and
●	the time during which we will be an Emerging Growth Company (“EGC”) under the Jumpstart Our Business Startups Act of 2012 - “JOBS Act”.

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

ii

PART I

Item 1. Business

Background and Overview

PAVmed is a highly differentiated, multi-product, commercial-stage technology medical device company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization, employing a business model focused on capital efficiency and speed to market. Since inception on June 26, 2014, the Company’s activities have focused on advancing its lead products towards regulatory approval and commercialization, protecting its intellectual property, and building its corporate infrastructure and management team. The Company operates in one segment as a medical device company with four operating divisions which include GI Health, Minimally Invasive Interventions, Infusion Therapy, and Emerging Innovations. As resources permit, we will continue to explore internal and external innovations that fulfill our project selection criteria without limiting ourselves to any target specialty or condition. The Company has ongoing operations conducted in two active majority owned subsidiaries: Lucid Diagnostics, Inc. (“Lucid Diagnostics” or “LUCID”) incorporated in May 2018 and Solys Diagnostics, Inc. (“Solys Diagnostics” or “SOLYS”) incorporated in October 2019.

PAVmed and its subsidiaries have proprietary rights to the trademarks used herein, including, among others, PAVmed™, Lucid Diagnostics™, Caldus™, CarpX®, DisappEAR™, EsoCheck®, EsoGuard®, EsoCheck Cell Collection Device®, EsoCure Esophageal Ablation Device™, NextCath™, NextFlo™, PortIO™, and “Innovating at the Speed of Life”™. Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of “™” or “®”, however, the absence of such marks is not intended to indicate, in any way, PAVmed or its subsidiaries will not assert, to the fullest extent possible under applicable law, their respective rights to such trademarks and trade names.

Our multiple products are in various phases of development, regulatory clearances, approvals, and commercialization.

●	EsoCheck received 510(k) marketing clearance from the United States Food and Drug Administration, or the “FDA” in June 2019 as an esophageal cell collection device. EsoGuard has been established as a Laboratory Developed Test (“LDT”), and became commercially available in December 2019 after Clinical Laboratory Improvement Amendment certification and College of American Pathologists accreditation of the test at Lucid Diagnostics commercial diagnostic contract laboratory, ResearchDx Inc., headquartered in Irvine, California.

●	Our CarpX device is a patented, single-use, disposable, minimally invasive device designed as a precision cutting tool to treat carpal tunnel syndrome while reducing recovery times that was cleared by the FDA under section 510(k) in April 2020 with the first commercial procedure successfully performed in December 2020.

●	Our other products in development have not yet received clearance or approval to be marketed or sold in the U.S. or elsewhere.

●	We have been granted patents by the U.S. Patent and Trademark Office for CarpX, PortIO, and Caldus and have acquired licenses to certain patents and intellectual property for DisappEAR from Tufts University and a group of academic centers, for EsoGuard and EsoCheck from Case Western Reserve University, or “CWRU”, and for patents covering a proprietary nondispersive infrared technology to non-invasively detect glucose in tissue within the in-patient field of use from Liquid Sensing, Inc.

Item 1. Business - continued

Background and Overview - continued

As discussed herein below, our current lines-of-business are as follows:

●	GI Health - EsoGuard Esophageal DNA Laboratory Developed Test, EsoCheck Esophageal Cell Collection Device, and EsoCure Esophageal Ablation Device with Caldus Technology;

●	Minimally Invasive Interventions - CarpX Minimally Invasive Surgical Device for Carpal Tunnel Syndrome;

●	Infusion Therapy - PortIO Implantable Intraosseous Vascular Access Device and NextFlo Highly Accurate Disposable Intravenous Infusion Platform Technology; and,

●	Emerging Innovations - Non-invasive laser-based glucose monitoring, single-use ventilators, resorbable pediatric ear tubes and mechanical circulatory support cannulas.

GI Health

EsoGuard, EsoCheck, and EsoCure

EsoGuard and EsoCheck are based on patented technology licensed from Case Western Reserve University (“CWRU”) through our majority-owned subsidiary Lucid Diagnostics Inc. EsoGuard and EsoCheck have been developed to provide an accurate, non-invasive, patient-friendly screening test for the early detection of adenocarcinoma of the esophagus (“EAC”) and Barrett’s Esophagus (“BE”), including dysplasia and related pre-cursors to EAC in patients with chronic gastroesophageal reflux (“GERD”). EsoCure is based on our patented Caldus Technology. EsoCure is being developed by us to treat BE.

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

EsoCure is in development as an “Esophageal Ablation Device” with the intent to allow a clinician to treat dysplastic BE before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment. We have successfully completed a pre-clinical feasibility animal study of EsoCure demonstrating excellent, controlled circumferential ablation of the esophageal mucosal lining. We plan to conduct additional development work and animal testing of EsoCure to support a planned FDA 510(k) submission later in 2021.

We are currently marketing the EsoGuard LDT through a network of independent representatives working with our in-house sales management. The U.S. Center for Medicare and Medicaid Services (“CMS”), finalized the Clinical Laboratory Fee Schedule determination for the EsoGuard Esophageal DNA Test (CPT code 0114U) in the amount of $1,938.10, with such reimbursement expected to be applicable from January 1, 2021 to December 31, 2023. In addition, we have entered into a manufacturing agreement with medical device contract manufacturer Coastline International Inc. to serve as a high-volume, lower-cost manufacturer of the EsoCheck device.

Item 1. Business - continued

Background and Overview - continued

GI Health - continued

EsoGuard, EsoCheck, and EsoCure - continued

Our longer-term strategy is to secure a specific indication, based on published guidelines, for BE screening in certain at-risk populations using EsoGuard on samples collected with EsoCheck. This use of EsoGuard together with EsoCheck as a screening system must be cleared or approved by the FDA as an in vitro diagnostic, or “IVD”, device. The IVD trial consists of a screening study (ESOGUARD-BE-1) and a case control study (ESOGUARD-BE-2).In September 2019, we entered into an agreement with a clinical research organization to assist us with two ongoing clinical trials for EsoGuard as an IVD device. The IVD trial consists of a screening study (ESOGUARD-BE-1) and a case control study (ESOGUARD-BE-2). The IVD trial is now actively enrolling patients after months of delay related to the pandemic resulting from the outbreak of a novel strain of a coronavirus designated as the “Severe Acute Respiratory Syndrome Coronavirus 2” - or “SARS-CoV-2”. The pandemic resulting from SARS-CoV-2 is commonly referred to by its resulting illness of “coronavirus disease-2019” (“COVID-19”) - - and as such, is referred to herein as the COVID-19 pandemic.

In February 2020 we received Breakthrough Device designation for EsoGuard as an IVD device. The FDA Breakthrough Device Program was created to offer patients more timely access to breakthrough technologies which provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions by expediting their development, assessment and review through enhanced communications and more efficient and flexible clinical study design, including more favorable pre/post market data collection balance.

We have received ISO 13485:2016 certification for Lucid Diagnostics quality management system and filed a European Union CE Mark regulatory submission for EsoCheck in November 2020, having confirmed that EsoGuard falls under the self-declaration category of the European Union regulatory requirements.

Minimally Invasive Interventions

CarpX

CarpX, a minimally invasive surgical device for use in the treatment of carpal tunnel syndrome, received FDA 510(k) marketing clearance in April 2020. After months of restricted access to physicians’ offices and clinics principally due to the “COVID-19 pandemic, the first commercial procedure was successfully performed in December 2020. We have received ISO 13485:2016 certification for our quality management system and filed European Union (“EU”) “CE Mark” regulatory submission for CarpX in December 2020.

We believe CarpX is designed to allow the physician to relieve the compression on the median nerve without an open incision or the need for endoscopic or other imaging equipment. To use CarpX, the operator first advances a guidewire through the carpal tunnel under the ligament, and then advanced over the wire and positioned in the carpal tunnel under ultrasonic and/or fluoroscopic guidance. When the CarpX balloon is inflated it creates tension in the ligament positioning the cutting electrodes underneath it and creates space within the tunnel, providing anatomic separation between the target ligament and critical structures such as the median nerve. Radiofrequency energy is briefly delivered to the electrodes, rapidly cutting the ligament, and relieving the pressure on the nerve. We believe CarpX will be significantly less invasive than existing treatments.

We are commercializing CarpX in the United States of America (“USA”, “U.S.”, or “United States”) through a network of independent sales representatives and/or inventory-stocking medical distributors together with our in-house sales management and marketing teams.

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

Item 1. Business - continued

Background and Overview - continued

Infusion Therapy

PortIO

PortIO is a novel, patented, implantable, intraosseous vascular access device which does not require accessing the central venous system and does not have an indwelling intravascular component. It is designed to be highly resistant to occlusion and may not require regular flushing. It features simplified, near-percutaneous insertion and removal, without the need for surgical dissection or radiographic confirmation. It provides a near limitless number of potential access sites and can be used in patients with chronic total occlusion of their central veins. The absence of an intravascular component will likely result in a very low infection rate.

Based on encouraging animal data, and after months of delay caused by the COVID-19 pandemic, we plan to initiate a long-term (60-day implant duration) first-in-human clinical study in dialysis patients or those with poor venous access in Colombia, South America and intend to fulfill the likely FDA request for human clinical data with a clinical safety study in the U.S. following FDA clearance of our Investigational Device Exemption (“IDE”), submission to begin clinical testing in dialysis patients to support a future de novo regulatory submission.

NextFlo

NextFlo is a patented, disposable, and highly accurate infusion platform technology including intravenous “(“IV),” infusion sets and disposable infusion pumps designed to eliminate the need for complex and expensive electronic infusion pumps for most of the estimated one million infusions of fluids, medications and other substances delivered each day in hospitals and outpatient settings in the U.S. NextFlo is designed to deliver highly accurate gravity-driven infusions independent of the height of the IV bag. It maintains constant flow by incorporating a proprietary, passive, pressure-dependent variable flow-resistor consisting entirely of inexpensive, easy-to-manufacture disposable mechanical parts. NextFlo testing has demonstrated constant flow rates across a wide range of IV bag heights, with accuracy rates comparable to electronic infusion pumps.

We are seeking a long-term strategic partnership or acquiror. As part of a formal M&A process for NextFlo we have been working with strategic partners to complete certain testing requirements and modifications suitable for the at-home infusion market. The process is currently active with ongoing discussion occurring with multiple parties while we are simultaneously progressing toward an initial FDA 510(k) submission for the NextFlo IV Infusion System planned for later in 2021.

Emerging Innovations

Emerging Innovations include a diversified and expanding portfolio of innovative products designed to address unmet clinical needs across a broad range of clinical conditions. We are evaluating a number of these product opportunities and intellectual property covering a wide spectrum of clinical conditions, which have either been developed internally or have been presented to us by clinician innovators and academic medical institutions for consideration of a partnership to develop and commercialize these products. This collection of products includes, without limitation, initiatives in non-invasive laser-based glucose monitoring, mechanical circulatory support cannulas, single-use ventilators and resorbable pediatric ear tubes. In June 2020, we announced the execution of a letter of intent to consummate a series of agreements to develop and utilize Canon Virginia’s commercial grade and scalable aqueous silk fibroin molding process to manufacture PAVmed’s DisappEAR molded pediatric ear tubes for commercialization. Furthermore, we are exploring other opportunities to grow our business and enhance shareholder value through the acquisition of pre-commercial or commercial stage products and/or companies with potential strategic corporate and commercial synergies.

Item 1. Business - continued

Background and Overview - continued

GI Health - Gastroenterology – Opportunity, Solution, and Strategy

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

Furthermore, we believe EsoGuard and EsoCheck (and later EsoCure, pending FDA 510(k) clearance) will revolutionize the frequency and manner that GI physicians interact with patients suffering from chronic acid reflux and other diseases of the esophagus for the following reasons:

●	EsoGuard is the first and only DNA test designed to facilitate the diagnosis of BE and related precursors to highly lethal EAC. EsoGuard has been shown in a 408-patient human study published in Science Translational Medicine to be highly accurate at detecting BE, with and without dysplasia, as well as EAC, with greater than 90% sensitivity and specificity.

●	EsoCheck is the only esophageal cell collection device capable of performing targeted sampling of esophageal cells in a minimally invasive way while also preventing the dilution and contamination of the cell samples as the catheter is withdrawn, thus allowing for the DNA test to pick up the low level signal of pre-cancerous changes against the background noise of other changes in non-targeted anatomic areas.

●	The American College of Gastroenterology’s guidelines recommend screening in millions of high-risk patients to detect and treat BE, with or without dysplasia, before it progresses to EAC. However, fewer than 10% undergo screening using the traditional invasive approach, upper endoscopy. Tragically, most patients diagnosed with EAC are neither aware of their underlying BE, nor that they missed the opportunity to undergo treatment which could have prevented progression to EAC had the BE been diagnosed earlier. As a result, over 80% die within five years of diagnosis. A modest increase in screening rates from 10-25% of high-risk GERD patients would prevent several thousand deaths per year from EAC. The use of EsoGuard on samples collected with EsoCheck has the potential to reverse this tragic situation and we believe could have as great an impact on esophageal cancer as widespread Pap screening has had in preventing deaths from cervical cancer.

Item 1. Business - continued

Background and Overview - continued

GI Health — Gastroenterology – Opportunity, Solution, and Strategy - continued

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

However, despite the well-accepted understanding that BE may progress to dysplasia and EAC, the clear guidance on the importance of BE surveillance and treatment, and the broad availability of EGD throughout the U.S., most cases of BE remain undiagnosed. Multiple studies demonstrate that more than 90% of patients who develop EAC never knew they had BE prior to their EAC diagnosis. A major opportunity for prevention of this cancer is being missed due to inadequate screening of at-risk populations. The major GI societies clearly define populations at high risk and advocate screening of such individuals, yet the vast majority go unscreened. It is estimated that more than 90% of the estimated 13 million high risk individuals in the U.S. for whom screening is currently indicated do not have it done. Put simply, nearly all EAC patients have evidence of BE but fewer than one in ten will have had the condition detected prior to their cancer diagnosis.

Item 1. Business - continued

Background and Overview - continued

GI Health - Gastroenterology – Opportunity, Solution, and Strategy - continued

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

Our EsoGuard and EsoCheck Solution

EsoCheck collects cells from the esophagus without the need for endoscopy in a non-invasive five-minute office-based procedure. Its proprietary and patent-protected “Collect+Protect Technology” protects collected samples from being diluted or contaminated during retrieval within an easy to swallow capsule the size of a gel cap. The capsule contains a proprietary textured balloon that when inflated inside the esophagus exposes ridges that have been shown to collect a greater amount of cellular material than predicate devices based on Good Laboratory Practices (“GLP”) testing results included in our FDA 510(k) submission.

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

Item 1. Business - continued

Background and Overview - continued

GI Health - Gastroenterology – Opportunity, Solution, and Strategy - continued

EsoGuard and EsoCheck Development and Commercial Status

EsoCheck is commercially available under a substantial equivalence determination made by the FDA pursuant to a 510(k). On June 21, 2019, Lucid Diagnostics was notified by FDA that it may market EsoCheck, subject to the general controls provisions of the Food, Drug, and Cosmetic Act (the “FDCA”), as a cell collection device indicated for use in the collection and retrieval of surface cells of the esophagus in the general population of adults, 22 years of age and older.

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

Eosinophilic Esophagitis (“EoE”)

In March 2020, we entered into a clinical trial research agreement with the University of Pennsylvania (“Penn”) for an ongoing clinical trial designed to evaluate whether the Lucid Diagnostics EsoCheck Esophageal Cell Collection Device with Collect+Protect™ Technology provides a less invasive, more efficient, and cost-effective alternative to endoscopic biopsies in the management of patients with EoE.

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

The “LUCID-PENN” agreement covers a research program entitled “Pilot Study of EsoCheck Compared to Biopsies and Brush Cytology During Endoscopy for Evaluation of Eosinophilic Esophagitis” (the “Study”) led by principal investigator Gary W. Falk, M.D., M.S., AGAF. Dr. Falk is a professor of Gastroenterology, the clinical co-director of the Joint Center for Digestive, Liver and Pancreatic Medicine at the Perelman School of Medicine at the University of Pennsylvania, and the co-director of the Penn Medicine Esophageal and Swallowing Center at the Hospital of the University of Pennsylvania. He is also a Director of the International Society for Diseases of the Esophagus and Past President of the American Society of Gastrointestinal Endoscopy (ASGE).

The ongoing clinical trial is a prospective cross-sectional pilot feasibility study of ten patients with suspected or established EoE scheduled for a clinically indicated upper endoscopy. The patients will undergo esophageal sampling using EsoCheck followed by endoscopy, including brushings and biopsies. The primary endpoint of the trial is the sensitivity and specificity of EsoCheck versus endoscopic biopsy in the assessment of EoE.

Item 1. Business - continued

Background and Overview - continued

GI Health - Gastroenterology – Opportunity, Solution, and Strategy - continued

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

In September 2019, we entered into an agreement with a clinical research organization to assist us with two ongoing clinical trials for EsoGuard as an IVD device, which after months of delay due to the COVID-19 pandemic are now actively enrolling patients and consist of a screening study (ESOGUARD-BE-1) and a case control study (ESOGUARD-BE-2).

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

Near-Term Strategy

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

Item 1. Business - continued

Background and Overview - continued

GI Health - Gastroenterology – Opportunity, Solution, and Strategy - continued

Near-Term Strategy - Laboratory Developed Test - “LDT”

EsoGuard is an approved “Laboratory Developed Test” (“LDT”) and became commercially available in December 2019 after completing CLIA/CAP certification of the test at Lucid Diagnostics commercial diagnostic laboratory partner ResearchDx, headquartered in Irvine, CA.

As noted, EsoGuard is an approved “LDT”. A LDT is a clinical laboratory test which is designed, manufactured, and used within a single-source laboratory. The laboratories that furnish LDTs are subject to regulation under CLIA and state clinical laboratory licensure laws (where applicable). The FDA takes the position that LDTs meet the definition of a medical device under the FDCA. Historically, however, the FDA has exercised enforcement discretion with respect to most LDTs, and not actively enforced the regulatory requirements that otherwise apply to medical device manufacturers (e.g., premarket review, Quality Systems Regulation, adverse event reporting, establishment registration, device listing). The FDA has traditionally chosen to exercise enforcement discretion because LDTs were limited in number, were relatively simple tests, and were typically used to diagnose rare disease and uncommon conditions.

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

Near-Term Strategy - Reimbursement Strategy

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

The U.S. Center for Medicare and Medicaid Services (“CMS”), finalized the Clinical Laboratory Fee Schedule determination under the gapfill process for the EsoGuard Esophageal DNA Test, CPT code 0114U “Gastroenterology (Barrett’s esophagus), VIM and CCNA1 methylation analysis, esophageal cells, algorithm reported as likelihood for Barrett’s esophagus,” in the amount of $1,938.10, with such reimbursement expected to be applicable from January 1, 2021 to December 31, 2023.

Item 1. Business - continued

Background and Overview - continued

GI Health - Gastroenterology – Opportunity, Solution, and Strategy - continued

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

Near-Term Strategy - Reimbursement Strategy - Medicare

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

Item 1. Business - continued

Background and Overview - continued

GI Health - Gastroenterology – Opportunity, Solution, and Strategy - continued

Near-Term Strategy - Reimbursement Strategy - Private Third-Party Payers

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

Item 1. Business - continued

Background and Overview - continued

GI Health - Gastroenterology – Opportunity, Solution, and Strategy - continued

Longer-Term Strategy

Our longer-term strategy is to secure a specific indication, based on published guidelines, for BE screening in certain at-risk populations using EsoGuard on samples collected with EsoCheck. This use of EsoGuard together with EsoCheck as a screening system must be cleared or approved by the FDA as an in vitro diagnostic (“IVD”), device. In September 2019, we entered into an agreement with a clinical research organization to assist us with two ongoing clinical trials for EsoGuard as an IVD device, which are actively enrolling patients and consist of a screening study (ESOGUARD-BE-1) and a case control study (ESOGUARD-BE-2).

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

In-Vitro Diagnostics - “IVD”

In-Vitro Diagnostics - “IVD” - are regulated by the FDA as medical devices. Medical devices marketed in the United States are subject to the regulatory controls under the FDCA and regulations adopted by the FDA. Some requirements, known as premarket requirements, apply to medical devices before they are marketed, and other requirements, known as post-market requirements, apply to medical devices after they are marketed.

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

Item 1. Business - continued

Background and Overview - continued

GI Health - Gastroenterology – Opportunity, Solution, and Strategy - continued

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

Item 1. Business - continued

Background and Overview - continued

GI Health - Gastroenterology – Opportunity, Solution, and Strategy - continued

Lucid Diagnostics Inc. and the CWRU License Agreement

Lucid Diagnostics Inc.

Lucid Diagnostics Inc. is a majority-owned consolidated subsidiary of PAVmed Inc., upon its formation in May 2018, issued an initial 10.0 million “founders” shares of its common stock for a purchase price of $0.001 per share, including: the issue of 8,187,499 shares to PAVmed Inc.; 943,464 shares to CWRU; and 289,679 shares to each of the three individual physician inventors of the of the intellectual property and proprietary technologies underlying the License Agreement with Case Western Reserve University (“CWRU License Agreement - as discussed below). In January 2020, an additional 3,333 shares of common stock of Lucid Diagnostics Inc. were issued to an unrelated third-party consultant upon the exercise for cash at $1.50 per share of a corresponding number of stock options issued under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan. As of December 31, 2020, there are 10,003,333 shares of common stock of Lucid Diagnostics Inc. issued and outstanding, with 81.85% of such shares held by PAVmed Inc.

CWRU License Agreement

In May 2018, Lucid Diagnostics entered into a License Agreement with Case Western Reserve University (“CWRU License Agreement”). Under the terms of the CWRU License Agreement, we acquired an exclusive worldwide right to the use of the intellectual property rights to the proprietary technology underlying EsoGuard and EsoCheck with respect to the detection of changes in the esophagus. CWRU retains the right to grant licenses to such intellectual property for other non-overlapping uses.

The CWRU License Agreement requires Lucid Diagnostics Inc. to achieve certain milestones with respect to regulatory filings and clearances and commercialization of products and services. In this regard, in , 2019, the Company recognized a $75,000 research and development expense in connection with a regulatory clearance milestone, which was paid in 2019. The CWRU License Agreement was amended to: change the achievement date of commercialization milestone from November 2020 to August 2021; to eliminate the payment with respect to the commercialization milestone; and to add a non-refundable payment to CWRU in consideration for the aforementioned changes to the commercialization milestone (“CWRU License Agreement Amendment”). In connection with such CWRU License Agreement Amendment, the Company recognized $100,000 of general and administrative expense, with such expense included in accrued expenses as of December 31, 2020. If the Company does not meet the remaining commercialization and regulatory clearance milestones listed in the CWRU License Agreement, then CWRU has the right, in its sole discretion, to require PAVmed Inc. to transfer to CWRU 80% of the shares of common stock of Lucid Diagnostics Inc. then held by PAVmed Inc. Such contingent milestone payments will be recognized in the period in which such payment obligations are incurred.

Lucid Diagnostics Inc. is required to pay a minimum annual royalty of a percentage of recognized net sales revenue resulting from the commercialization of the products and /or services developed using the CWRU License Agreement intellectual property, with the minimum amount of royalty payments based on net sales of such products and services, if any.

Item 1. Business - continued

Background and Overview - continued

GI Health - Gastroenterology – Opportunity, Solution, and Strategy - continued

Under the CWRU License Agreement, Lucid Diagnostics is responsible for the costs of CWRU in preparing, filing and prosecuting any patents related to the EsoGuard and EsoCheck technology (subject to a provision for cost sharing in the event CWRU grants other non-overlapping licenses to the technology). CWRU agreed to apply for patent coverage, at Lucid Diagnostics expense, in any country requested by Lucid Diagnostics, to the extent such protection is reasonably attainable. CWRU also may apply for patent, copyright or trademark rights to the EsoGuard and EsoCheck technology in other countries, at its option, and Lucid Diagnostics will have no rights under any the patents in such countries unless Lucid Diagnostics reimburses CWRU for its expenses. In the event of any actual or threatened infringement of any patent in the field of use covered by the CWRU License Agreement, Lucid Diagnostics will have the first right to commence an action against the infringer. Lucid Diagnostics also will have the right to defend against any claims that the EsoGuard and EsoCheck technology infringes on the intellectual property rights of a third party.

The CWRU License Agreement provides for Lucid Diagnostics to indemnify CWRU and certain related parties for any claims relating to product liability or similar claims involving acts or omissions by Lucid Diagnostics in connection with the EsoGuard technology and the development, use or sale of products based on such technology, or relating to Lucid Diagnostics gross negligence or willful misconduct, or relating to our breach of the CWRU License Agreement, unless, in any case, such claim results from the gross negligence or willful misconduct of CWRU.

The CWRU License Agreement terminates upon the expiration of certain related patents, or on May 12, 2038 in countries where no such patents exist, or upon expiration of any exclusive marketing rights that have been granted by the FDA or other U.S. government agency, whichever comes later. The key EsoGuard U.S. patents begin to expire in August 2024, however, Lucid Diagnostics is pursuing applications of the clinical utility to extend the patent protection with more recently filed families of cases that have a twenty year term and will be set to expire in the mid to late 2030’s once they are issued. It is noteworthy that the accuracy confidence of the EsoGuard assay has only been tested with cells collected using the EsoCheck Collect + Protect technology. The key EsoCheck device U.S. patents begin to expire in December 2034. In the event that Lucid Diagnostics Inc. defaults in the payment of any amount when due under the License Agreement, and such amount is not paid within 30 days of notice of nonpayment, CWRU may terminate the exclusivity of the license or terminate the CWRU License Agreement in full. In addition, either party may terminate the CWRU License Agreement upon the other party’s default in the performance of its obligations under the License Agreement, subject to certain grace periods. Upon expiration of the CWRU License Agreement in the ordinary course, we expect to continue selling products using the EsoGuard and EsoCheck technology, as CWRU’s proprietary intellectual property rights in the technology also will have expired.

Item 1. Business - continued

Background and Overview - continued

GI Health - Gastroenterology – Opportunity, Solution, and Strategy - continued

EsoGuard Sales and Marketing

We are currently marketing the EsoGuard LDT through a network of independent representatives working with our in-house sales management. To do so, we rely on having a high gross margin on our products, although there can be no assurance that we will be able to achieve such margins. A high gross margin allows us to properly incentivize our independent sales reps and distributors, which in turn allows us to attract the top independent reps and distributors with the most robust networks in our targeted specialties. Independent distributors play an even larger role in many parts of Europe, most of Asia and emerging markets worldwide.

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

EsoGuard Clinical Laboratory and EsoCheck Manufacturing

EsoGuard is being marketed as an LDT, which is a clinical laboratory test that is designed, manufactured and used within a single laboratory. The laboratories that furnish LDTs are subject to regulation under CLIA and state clinical laboratory licensure laws (where applicable). We will depend on third parties as the clinical laboratories for our LDTs. Although we relied on the central reference laboratory in Cleveland, Ohio, to complete our initial EsoGuard LDT validation process, as part of our longer term commercialization strategy, we have established an outsourced contract relationship with ResearchDx, a state-of-the-art, highly automated contract diagnostic organization in Irvine, California that is certified pursuant to federal CLIA requirements to perform key portions of the assay to support the marketing of the EsoGuard LDT. ResearchDx will have the capacity to process and report on the volume of expected patient samples using EsoGuard for the foreseeable future. We completed the EsoGuard LDT validation process at ResearchDx in December 2019, making the LDT test available for physicians to prescribe for patients. In addition, we have entered into a manufacturing agreement with medical device contract manufacturer Coastline International Inc. to serve as a high-volume, lower-cost manufacturer of the EsoCheck device.

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

Item 1. Business - continued

Background and Overview - continued

GI Health - Gastroenterology – Opportunity, Solution, and Strategy - continued

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

Item 1. Business - continued

Background and Overview - continued

GI Health - Gastroenterology – Opportunity, Solution, and Strategy - continued

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

Item 1. Business - continued

Background and Overview - continued

GI Health - Gastroenterology Opportunity, Solution, and Strategy - continued

EsoGuard and EsoCheck Competition - continued

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

Item 1. Business - continued

Background and Overview - continued

GI Health - Gastroenterology – Opportunity, Solution, and Strategy - continued

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

Environmental

The cost of compliance with federal, state and local provisions related to the protection of the environment has had no material effect on our GI Health business. There were no material capital expenditures for environmental control facilities in the years ended December 31, 2020 and 2019, and there are no material expenditures planned for such purposes for the year ended December 31, 2021.

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

Item 1. Business - continued

Background and Overview - continued

Minimally Invasive Interventions - continued

Regulatory History

In January 2019, following an in-person pre-submission meeting, the FDA recommended clinical testing to definitively document CarpX procedural safety in humans and indicated data from a properly structured clinical study outside of the U.S. would be acceptable, precluding the need to engage in the time-consuming FDA Investigational Device Exemption (IDE) process required for U.S. studies. We offered to amend our previously planned first-in-human (“FIH”) clinical trial in New Zealand to meet this clinical testing recommendation and postponed the initiation of the amended study until study parameters were finalized with the FDA.. The CarpX FIH safety study was designed as a single-arm, two-center, two-surgeon, 20-patient study of the CarpX procedure in carpal tunnel syndrome patients, with a device safety primary endpoint defined as the absence of certain serious device-related adverse events over a limited 90-day follow-up period.

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

All patients who completed follow-up met the study’s pre-specified primary safety endpoint – device safety defined as no serious adverse event probably or definitely related to the device resulting in significant morbidity through 90-day follow-up. .. The excellent results of these pre-specified outcome assessments following CarpX minimally invasive carpal tunnel release were similar to, or better than, expected results following traditional open surgery.

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

Item 1. Business - continued

Background and Overview - continued

Minimally Invasive Interventions - continued

CarpX Sales and Marketing

We received FDA marketing clearance under section 510(k) in April 2020 for our CarpX minimally invasive surgical device for use in the treatment of carpal tunnel syndrome and after months of delay caused by the COVID-19 pandemic, the first commercial procedure was successfully performed in December 2020. We are commercializing CarpX through a network of independent U.S. sales representatives and/or inventory-stocking medical distributors together with our in-house sales management and marketing teams. Our focus on CarpX, and other high margin products and services, is particularly suitable to this mode of distribution. A high gross margin allows us to properly incentivize our distributors, which in turn allows us to attract the top distributors with the most robust networks in our targeted specialties. Independent distributors play an even larger role in many parts of Europe, most of Asia and emerging markets worldwide.

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

PortIO – Implantable Intraosseous Vascular Access Device - continued

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

Our PortIO implantable intraosseous vascular access device is being developed as a means for infusing fluids, medications and other substances directly into the bone marrow cavity and from there into the central venous circulation.

We have advanced, in partnership with our design and contract manufacturing partners, our PortIO product from concept to working prototypes, benchtop, animal, and cadaver testing, commercial design and development, verification and validation testing. We are pursuing an FDA clearance for use in patients with a need for longer term vascular access under de novo classification of section 513(f)2 of the FDCA. The broader clearance is being pursued in discussion with FDA following our previous initial submission to the FDA for a 510(k) premarket notification for use in patients only requiring 24-hour emergency type vascular access. The GLP animal study requested by the FDA has been completed along with supplementary cadaver and animal studies. Of significance toward our belief of PortIO will one day become the answer to solve many of the current drawbacks intravenous access devices regularly encounter, our supplemental animal testing has demonstrated maintenance-free patency over a six-month implant duration. Based on this encouraging animal data, we are preparing to initiate a long-term (60-day implant duration) first-in-human clinical study in dialysis patients or those with poor venous access in Colombia, South America and intend to fulfill the likely FDA request for human clinical data with a clinical safety study in the U.S. following FDA clearance of our Investigational Device Exemption (“IDE”), submission to begin clinical testing in dialysis patients to support a future de novo regulatory submission.

Item 1. Business - continued

Background and Overview - continued

Infusion Therapy – PortIO and NextFlo - continued

NextFlo – Highly-Accurate Disposable Infusion Platform Technology

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

NextFlo – Highly-Accurate Disposable Infusion Platform Technology - continued

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

Our NextFlo platform technology includes a highly accurate, disposable intravenous (“IV”) infusion set. NextFlo maintains constant flow by incorporating a proprietary, passive, pressure-dependent variable flow-resistor consisting entirely of inexpensive, easy-to-manufacture disposable mechanical parts. We believe this technology will permit hospitals to return to gravity-driven infusions and eliminate expensive and troublesome electronic pumps for most of the over one million infusions of fluids, medications and other substances delivered each day in hospitals and outpatient settings in the United States.

The NextFlo disposable IV infusion set has achieved a key milestone in its quest to eliminate the need for complex and expensive electronic infusion pumps. NextFlo testing has now repeatedly demonstrated it can achieve constant flow rates across a wide range of IV bag heights, with accuracy rates comparable to electronic infusion pumps. Deloitte Consulting LLP has completed a comprehensive market research and strategic analysis of NextFlo demonstrating a very large addressable market and recommended PAVmed seek a long-term strategic partnership or acquisition. The global professional services firm Alvarez and Marsal has been running a formal M&A process for NextFlo targeting strategic and financial partners. The process is active with ongoing discussion with multiple parties and we are simultaneously preparing an initial FDA 510(k) submission for the NextFlo IV Infusion Set

Emerging Innovations

We are evaluating a number of product opportunities and intellectual properties covering a spectrum of clinical conditions, which have either been developed internally or have been presented to us by clinician innovators and academic medical centers, for consideration of a partnership to develop and commercialize these products. Additionally, we are exploring other opportunities to grow our business and enhance shareholder value through the acquisition of pre-commercial or commercial stage products and /or companies with potential strategic corporate and commercial synergies. The emerging innovation products that we presently believe are furthest along the development timeline are as follows:

DisappEAR

PAVmed’s DisappEAR resorbable pediatric ear tubes, manufactured from a proprietary aqueous silk technology licensed from Tufts University and two Harvard teaching hospitals, seeks to revolutionize the care of the estimated one million children who undergo bilateral ear tube placement each year to treat complex or recurrent middle ear infections or fluid collections, by eliminating the need for a second procedure as well as the standard difficult-to-administer post-operative ear drop regimen. An eight-month animal study of DisappEAR has been completed with excellent results. The ear tubes appear to possess unexpected surfactant properties which would provide several unique benefits over traditional plastic tubes, including enhanced flow of fluids in and out of the tube and potential intrinsic antimicrobial properties. A six-month GLP animal study has been completed and in June 2020, we announced the execution of a letter of intent to consummate a series of agreements to develop and utilize Canon Virginia’s commercial grade and scalable aqueous silk fibroin molding process to manufacture PAVmed’s DisappEAR molded pediatric ear tubes for commercialization.

Item 1. Business - continued

Background and Overview - continued

Emerging Innovations - continued

Noninvasive Glucose Monitoring

Solys Diagnostics Inc.

In October 2019, PAVmed incorporated Solys Diagnostics Inc. (“Solys Diagnostics” or “SOLYS”) and upon its formation, Solys Diagnostics, under respective Share Subscription Agreements, issued shares of common stock for $0.001 per share as follows: 8,300,000 shares to PAVmed Inc.; a total of 1,500,000 shares to Airware Inc., an unrelated third-party; of which, 810,810 of such shares are unvested and are subject-to certain performance vesting restrictions, based on the achievement of milestones; and, 200,000 shares to an unrelated third-party consultant. The Airware equity interest in Solys Diagnostics has certain anti-dilution rights under limited circumstances and PAVmed Inc. and Airware Inc. have entered into a shareholder’s agreement which, among other customary terms, limits certain transfers of their respective ownership interests in Solys Diagnostics Inc. Under a separate shareholders agreement under which, subject to certain conditions, PAVmed Inc. and Airware Inc. each granted the other a minority equity interest in each of its respective subsidiary, with a portion of each such equity interest unvested and subject-to certain performance vesting restrictions. As of December 31, 2020, there are 9,189,190 shares of common stock of Solys Diagnostics Inc. issued and outstanding, with 90.3% of such shares held by PAVmed Inc., and, accordingly, Solys Diagnostics Inc. is a majority-owned consolidated subsidiary of PAVmed Inc.

License Agreement with Liquid Sensing Inc.

Upon its formation, Solys Diagnostics entered into a licensing agreement with Liquid Sensing, Inc. (“Liquid Sensing”), a subsidiary formed by Airware Inc., (“Liquid Sensing License Agreement”). Under the Liquid Sensing License Agreement, Solys Diagnostics was granted an exclusive worldwide license for six issued and one pending U.S. patents covering a proprietary nondispersive infrared laser technology to develop and commercialize such proprietary technology to non-invasively monitor tissue concentrations of glucose and other substances within the inpatient (e.g., hospital) field of use.

In addition to advancing the research and development plan contemplated in the Liquid Sensing License Agreement, Solys Diagnostics, with the full knowledge of Liquid Sensing and Airware Inc., has been developing and advancing its own proprietary technology to non-invasively monitor tissue concentrations of glucose and other substances, which is not subject to the Liquid Sensing License Agreement. Although the research and development plan was completed by the milestone date specified in the Liquid Sensing License Agreement and produced data in human volunteers and a diabetic rat model consistent with such milestone accuracy parameters, PAVmed Inc. and Solys Diagnostics have determined it would be in the best interests of the shareholders of PAVmed Inc. for: Solys Diagnostics to focus exclusively on the Solys Diagnostics proprietary technology; and, to terminate the Liquid Sensing License Agreement, and to seek a mutually agreeable unwinding of the relationship.

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

Recent Events - Product Development

We received FDA marketing clearance under section 510(k) in April 2020 for our CarpX minimally invasive surgical device for use in the treatment of carpal tunnel syndrome and launched the device commercially in August 2020 with the first commercial procedure successfully performed in December 2020.

We completed European Union (EU) CE Mark regulatory submissions for EsoCheck in November 2020, CarpX in December 2020, and confirmed that EsoGuard falls under the self-declaration category of the EU IVDD requirements.

Item 1. Business - continued

Recent Events - Financing Transactions

Our financing transactions in the year ended December 31, 2020, resulted in approximately $35.9 million of gross proceeds, before placement agent fees and expenses and offering costs, summarized as follows:

●	We previously consummated a private placement, in November 2019, of the issue of a Senior Secured Convertible Note with a $14.0 million aggregate face value principal, referred to herein as the “November 2019 Senior Convertible Notes”. The November 2019 Senior Convertible Notes were comprised of a Series A and Series B, each with a $7.0 million face value principal, and each having a $0.7 million lender fee deducted from the cash proceeds when funded, as well as the additional payment of offering costs, inclusive of a financial advisory fee paid to the placement agent and legal fees. The Series A was funded in November 2019 and the Series B was funded in March 2020.

We issued the November 2019 Senior Convertible Note - Series B on March 30, 2020, with a face value principal of $7.0 million, resulting in cash proceeds of $6.3 million after a $0.7 million of lender fee, and we additionally paid offering costs of $0.4 million, consisting of a financial advisory fee paid to the placement agent. As of December 31, 2020, the remaining unpaid outstanding face value principal was approximately $1.0 million, which was repaid-in-full subsequent to December 31, 2020, as discussed herein below.

●	We issued a Senior Convertible Note, dated April 30, 2020, in a private placement, with a face value principal of $4.1 million, resulting in cash proceeds of $3.7 million after a $0.4 million lender fee, and we additionally paid total offering costs of $0.2 million, inclusive of a financial advisory fee paid to the placement agent and legal fees. As of December 31, 2020, the unpaid outstanding face value principal was $4.1 million, which was repaid-in-full subsequent to December 31, 2020, as discussed herein below.

●	We issued a Senior Secured Convertible Note, dated August 6, 2020, in a private placement, with a face value principal of $7.75 million, resulting in cash proceeds of $7.0 million after a $0.75 million lender fee, and we additionally paid total offering costs of $0.1 million of legal fees. As of December 31, 2020, the unpaid outstanding face value principal was $7.75 million, which was repaid-in-full subsequent to December 31, 2020, as discussed herein below.

●	Subsequent to December 31, 2020, on January 5, 2021, the November 2019 Senior Secured Convertible Note remaining unpaid outstanding face value principal as of December 31, 2020, was settled with the issuance of 667,668 shares of the Company’s common stock with a fair value of approximately $1.7 million (with such fair value measured as the respective conversion date quoted closing price of our common stock), with such final conversion resulting in the November 2019 Senior Secured Convertible Note being paid-in-full as of January 5, 2021.

●	Subsequent to December 31, 2020: on January 30, 2021, we paid in cash a $0.3 million partial principal repayment of the April 2020 Senior Convertible Note; and on March 2, 2021, we paid in cash a total of $14.5 million of principal repayments, resulting in both the April 2020 Senior Convertible Note and the August 2020 Senior Convertible Note being repaid-in-full as of such date.

Item 1. Business - continued

Recent Events - Financing Transactions - continued

●	In December 2020, we issued a total of 10,647,500 shares of our common stock for gross proceeds of $17.0 million, with cash proceeds of $16.0 million after the payment of a placement agent fee of approximately $1.0 million, and we additionally paid offering costs of $0.1 million. The shares of our common stock were issued in two registered direct offerings each in December 2020, pursuant to respective Prospectus Supplement dated December 11, 2020 and December 18, 2020, each with respect to our effective shelf registration statement on Form S-3 (File No. 333-248709).

●	Subsequent to December 31, 2020, on January 5, 2021, we issued 6,000,000 shares of our common stock for gross proceeds of $13.4 million, with cash proceeds of $12.4 million, after the payment of $0.9 million of a placement agent fee and expenses, and we additionally paid offering costs of $0.1 million. The shares of our common stock were issued in a registered direct offering, pursuant to a Prospectus Supplement dated January 5, 2021 with respect to our effective shelf registration statement on Form S-3 (File No. 333-248709).

●	Subsequent to December 31, 2020, on February 23, 2021 we issued 9,782,609 shares of our common stock for proceeds of $41.6 million, before underwriter expenses of $0.1 million, and we additionally incurred estimated offering costs of $0.4 million. The shares of our common stock were issued in an underwritten registered offering pursuant to a final Prospectus Supplement dated February 23, 2021 with respect to our effective shelf registration statement on Form S-3 (File No. 333-248709 and File No. 253384).

●	Subsequent to December 31, 2020, as of March 12, 2021, a total of 773,842 Series Z Warrants were exercised for cash at a $1.60 per share of our common stock, resulting in the issue of a corresponding number of shares of our common stock.

Item 1. Business - continued

Our Business Model

In contrast to pharmaceuticals and other life science technologies, which typically require long and capital-intensive paths to translate cellular or biochemical processes into commercially-viable therapeutics or diagnostics, we believe that medical devices have the potential to move much more rapidly from concept to commercialization with significantly less capital investment. Many commercially successful medical devices are often elegant solutions to important and prevalent clinical problems. Most medical device companies, however, are not structurally or operationally equipped to fulfill this potential. According to a report by Josh Makower, M.D., Consulting Professor of Medicine at Stanford University, the typical medical device company will spend over $31.0 million for each product under development and take approximately five years to develop and commercialize a product through the FDA’s 510(k) pathway and over $100.0 million and seven or more years through the FDA’s PMA regulatory pathway.

Prior to forming PAVmed, our leadership team established a model to realize this potential in “single-product companies” by advancing medical device products from concept to commercialization using significantly less capital and time than a typical medical device company. When previously applied to single-product venture backed companies, the model utilized a virtual business structure. PAVmed’s structure enables us to retain the model’s tight focus on capital and time efficiency and the core elements which drive efficiency, including limited infrastructure and low fixed costs, while taking advantages of the economies of scale and flexibility inherent in a multi-product company. Due to this virtual business model, the Company was able to continue to move its products thru engineering and regulatory development despite the general overall industry slowdown caused by the COVID-19 pandemic.

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

One of the most important features we consider is the project’s regulatory pathway, both in the U.S. and internationally. The FDA’s 510(k) pathway requires us to demonstrate our product is safe and substantially equivalent to FDA-cleared predicates. The FDA’s costlier and more prolonged PMA pathway requires us to demonstrate our product is safe and effective through randomized clinical studies. A product which is eligible for the 510(k) pathway will require substantially less capital and time than one that requires full PMA clearance. With all our products we are very aggressive about identifying what we believe are the quickest paths to regulatory clearance, paying very careful attention to selection of the best predicates and references as well as careful attention to precisely crafting the primary indications for use language. Although we favor products eligible for the FDA’s 510(k) pathway, with or without clinical safety studies, we may also pursue PMA pathway products with large addressable markets, or in the case of one of our lead products, PortIO™, pursue classification under section 513(f)(2) of the FDCA, also referred to as de novo classification, which could be more rigorous than the 510(k) pathway, but generally require substantially less time and resources than a PMA pathway. We have a variety of options to commercialize such products more efficiently by initially, or even exclusively, targeting European or emerging markets which have shorter, less costly regulatory pathways for such projects. We also attempt to identify narrower applications and indications with lower regulatory hurdles will allow us to start commercializing our product, while broader applications and indications with higher hurdles move through the regulatory process.

Item 1. Business - continued

Our Business Model - continued

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

We believe our structure will enhance our flexibility to commercialize our products compared to these and other single-product, development-stage companies. Each of our products generally follow one of three commercialization pathways. For certain products with one or more natural strategic acquirers such as PortIO and NextFlo, we may seek an early acquisition of the product prior to or soon after regulatory clearance, providing us with a source of non-dilutive capital. For certain groundbreaking products with large market opportunities such as CarpX and EsoGuard/EsoCheck, we retain the flexibility to fully commercialize our products for the foreseeable future. For certain other high-volume, lower sale price products such as DisappEAR, we may seek to co-market them with strategic partners through sales and distribution agreements. For products we choose to commercialize ourselves, we may do so through a network of independent U.S. medical representatives and/or inventory-stocking distributors. We eventually may, however, choose to build (or obtain through a strategic acquisition) our own sales and marketing team, initially utilizing a hybrid model with national /regional sales management of independent distributors moving towards direct sales as warranted. As our pipeline grows, we may choose to jointly commercialize subsets of related products which target certain medical specialties or healthcare locations.

Research and development expenses are recognized in the period they are incurred and consist principally of internal and external expenses incurred for the research and development of our products. We plan to increase our research and development expenses for the foreseeable future as we continue development of our products Our current research and development activities are focused principally on obtaining FDA approval and clearance and initializing commercialization of the other lead products in our product portfolio pipeline, such as EsoGuard IVD, NextFlo, and PortIO, while advancing DisappEAR and glucose monitoring through development. The research and development activities on the other portfolio products is commensurate with available sufficient capital resources.

Item 1. Business - continued

Our Business Model - continued

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

Our capital and time efficient model put us in strong position to partner with innovative clinicians and academic medical centers focusing on medical device innovation. We have developed a collaboration model focused on licensing technologies for development and commercialization. Since our founding, we have been contacted by clinicians and centers inquiring about opportunities to work with us on developing and commercializing their ideas and technologies. In November 2016, we signed a definitive licensing agreement with a group of leading academic institutions, including Tufts University and two Harvard Medical School teaching hospitals – Massachusetts Eye and Ear Infirmary and Massachusetts General Hospital. The agreement provides us with an exclusive worldwide license to develop and commercialize antibiotic-eluting resorbable ear tubes based on a proprietary aqueous silk technology conceived and developed at these institutions, a product we have initially referred to as DisappEAR. More recently, in May 2018, we licensed technologies from Case Western Reserve University for EsoGuard and EsoCheck. Within the twelve to eighteen months following the grant date of the license, Lucid Diagnostics Inc., our majority owned subsidiary, achieved FDA 510(k) market clearance for EsoCheck and launched EsoGuard as an LDT at our contract laboratory in California. Typical in-license products, once commercialized, provided for the licensor institution to receive royalties based on revenue, and/or milestone payments, potentially including a portion of certain additional proceeds from the sale or sublicensing of the technology to a third party.

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

Our Business Model - continued

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

Item 1. Business - continued

Our Business Model - continued

Intellectual Property - continued

On May 12, 2018, we entered into a license agreement with Case Western Reserve University (“CWRU”) - the “CWRU License Agreement” - wherein we acquired an exclusive worldwide right to use the intellectual property rights to the EsoGuard and EsoCheck proprietary technology for the detection of changes in the esophagus.

The CWRU License Agreement terminates upon the expiration of certain related patents, or on May 12, 2038 in countries where no such patents exist, or upon expiration of any exclusive marketing rights that have been granted by the FDA or other U.S. government agency, whichever comes later. The key EsoGuard U.S. patents begin to expire in August 2024, however, the company is pursuing applications of the clinical utility to extend the patent protection with more recently filed families of cases that have a twenty year term and will be set to expire in the mid to late 2030’s once they are issued. It is noteworthy the accuracy confidence of the EsoGuard assay has only been tested with cells collected using the EsoCheck Collect + Protect technology. The key EsoCheck device U.S. patents begin to expire in December 2034.

In July 2019, the USPTO issued patent number 10,335,189 related to our other commercially available product, CarpX. Although this patent does not expire until 2039, we have filed other pending patents which can further expand the protection of our intellectual property for this minimally-invasive carpal tunnel surgical device.

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

Item 1. Business - continued

Government Regulation - continued

Post-Approval Regulation of Medical Devices

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	the FDA Quality Systems Regulation (QSR), which governs, among other things, how manufacturers design, test manufacture, exercise quality control over, and document manufacturing of their products;

●	labeling and claims regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and,

●	the Medical Device Reporting regulation, which requires reporting to the FDA of certain adverse experience associated with use of the product.

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

Item 1. Business - continued

Government Regulation - continued

Other U.S. Regulation - continued

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

Item 1. Business - continued

Government Regulation - continued

Other U.S. Regulation - continued

Federal False Claims Act

The False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the False Claims Act. Several pharmaceutical, device and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-covered uses.

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

European Union

The European Union or EU will require a CE mark certification or approval in order to market our products in the various countries of the European Union or other countries outside the United States. To obtain CE mark certification of our products, we will be required to work with an accredited European notified body organization to determine the appropriate documents required to support certification in accordance with existing medical device directive. The predictability of the length of time and cost associated with such a CE mark may vary or may include lengthy clinical trials to support such a marking. Once the CE mark is obtained, we may market our product in the countries of the EU. The new European Medical Device Regulation (EU MDR 2017/745) which was scheduled to go into effect on May 26, 2020 has been extended by one year to May 26, 2021. The EU MDR imposes strict new requirements on medical device companies marketing their products in Europe. As such, many device companies have been scrambling to renew existing CE certificates granted under the Medical Devices Directive (MDD 93/42/EEC). Notified Bodies are now focused on their current customers and those customers’ current devices making it virtually impossible to submit a new MDD application before May 2020.

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

Item 1. Business - continued

Employees

Currently, we have twenty five full-time compensated employees, inclusive of our of Chairman of the Board of Directors and Chief Executive Officer (“CEO”), our President and Chief Financial Officer (“CFO”), and our Chief Medical Officer (“CMO”) (with each comprising our named executive officers).. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate History

We were incorporated on June 26, 2014 in the State of Delaware, under the name PAXmed Inc. On April 19, 2015, we changed our name to PAVmed Inc.

Our corporate address is One Grand Central Place, Suite 4600, 60 East 42nd Street, New York, New York 10165, and our main telephone number is (212) 949-4319.

Our founders include three accomplished medical device entrepreneurs including: Dr. Lishan Aklog M.D., Michael J. Glennon, and Dr. Brian J. deGuzman, M.D. In 2007, they founded Pavilion Holdings Group (“PHG”), a medical device holding company with a vision to create innovative single-product medical device companies using an outsourced business model focused on capital efficiency and speed to market. Two years later PHG formed Pavilion Medical Innovations (“PMI”), a venture-backed medical device incubator. Between 2008 and 2013, PHG and PMI founded four distinct, single-product medical device companies, three of which commercialized products and one of which was acquired.

PAVmed Inc. was founded to be a multi-product company with access to public capital markets. We believe this model allows us to conceive, develop and commercialize our pipeline of laboratory developed tests, diagnostic devices and services, and medical device products based on a model of efficient capital investment and time-to-market, as well as provide a pathway to incorporate outside innovations.

Available Information

We make available free of charge through our website - www.pavmed.com - our periodic reports and registration statements filed with the United States Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to the SEC.

We also make available, free of charge on our website, the reports filed with the SEC by our named executive officers, directors, and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after those filings are provided to us by those persons. The public also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding us that we file electronically with the SEC.

Our website address is www.pavmed.com. The content of our website is not incorporated by reference into this Annual Report on Form 10-K, nor in any other report or document we file or furnish with and /or submit to the SEC, and any reference to our website are intended to be inactive textual references only.

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

Item 1A. - Risk Factors - continued

Risks Associated with Our Business

We may need substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, eliminate or abandon growth initiatives or product development programs.

We intend to continue to make investments to support our business growth. Because we have not generated any revenue or cash flow to date, we will require additional funds to:

●	Continue our research and development;
●	Pursue clinical trials;
●	Commercialize our new products and services;
●	Achieve market acceptance of our products and services;
●	Establish and expand our sales, marketing, and distribution capabilities for our products and services;
●	protect our intellectual property rights or defend, in litigation or otherwise, any claims we infringe third-party patents or other intellectual property rights;
●	invest in businesses, products and technologies, although we currently have no commitments or agreements relating to do so.
●	Otherwise fund our operations;

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

Item 1A. - Risk Factors - continued

Risks Associated with Our Business - continued

We have finite resources, which may restrict our success in commercializing our current products and other products we may develop, and we may be unsuccessful in entering into or maintaining third-party arrangements to support our internal efforts.

To grow our business as planned, we must expand our sales, marketing and customer support capabilities, which will involve developing and administering our commercial infrastructure and/or collaborative commercial arrangements and partnerships. We must also maintain satisfactory arrangements for the manufacture and distribution of our tests and other products. Also, we partner with CLIA-certified lab facilities to process our tests and provide patient results.

We have only three products, EsoGuard, EsoCheck and CarpX, that are commercially available for sale, and have not generated substantial revenue from product sales to date. We have limited experience managing a sales force, customer support operation, manufacturing and clinical laboratory operations for multiple products in multiple locations with divergent regulatory requirements. We may encounter difficulties retaining and managing the specialized workforce these activities require. We may seek to partner with others to assist us with any or all of these functions. Additionally, we may be unable to find appropriate third parties with whom to enter into these arrangements.

Our sales efforts are growing in size and complexity including recruiting and hiring selling resources throughout the United States, supporting those efforts with marketing materials sufficient to attract physicians and patients to our products, and then duplicating those efforts outside the United States either with distributor relationships or hired employees. We must coordinate among our internal sales teams, as well as our partners’, to ensure that we are effectively marketing our tests and other products while being fully compliant with all relevant healthcare regulations.

If we are unable to deploy and maintain effective sales, marketing and medical affairs capabilities, we will have difficulty achieving market awareness and selling our tests and other products.

To achieve commercial success for our EsoGuard test and our EsoCheck and CarpX products, as well as any products we develop in the future, we must continue to develop and grow our sales, marketing and medical affairs organizations to effectively explain to healthcare providers the reliability, effectiveness and benefits of our current and future tests and other products as compared to alternatives. We may not be able to successfully manage our dispersed or inside sales forces or our sales force may not be effective. Because of the competition for their services, we may be unable to hire, partner with or retain additional qualified sales representatives or marketing or medical affairs personnel, either as our employees or independent contractors or through independent sales or other third-party organizations. Market competition for commercial, marketing and medical affairs talent is significant, and we may not be able to hire or retain such talent on commercially reasonable terms, if at all.

Establishing and maintaining sales, marketing and medical affairs capabilities will be expensive and time-consuming. Our expenses associated with maintaining our sales force may be disproportional compared to the revenues we may be able to generate on sales of our EsoGuard tests, our EsoCheck and CarpX products or any future tests or other products.

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

Item 1A. - Risk Factors - continued

Risks Associated with Our Business - continued

Our products may never achieve market acceptance.

To date, we have not generated sales revenues from our products and services. Our ability to generate sales revenues from product and services, and to achieve profitability will depend upon our ability to successfully commercialize our products and services. As we only recently began to market our first product and service for sale, we have no basis to predict whether our current product and service (or potential future products and services) will achieve market acceptance. A number of factors may limit the market acceptance of any of our products, including:

●	the timing of regulatory approvals of our products and services and market entry compared to competitive products;
●	the effectiveness of our products and services, including any potential side effects, as compared to alternative treatments;
●	the rate of adoption of our products and services by hospitals, doctors and nurses and acceptance by the health care community;
●	the labeling and /or inserts required by regulatory authorities for each of our products and services;
●	the competitive features of our products and services, including price, as compared to other similar products and services;
●	the availability of insurance or other third-party reimbursement, such as Medicare, for patients using our products and services;
●	the extent and success of our marketing efforts and those of our collaborators; and
●	unfavorable publicity concerning our products and services or similar products and services.

Recommendations, guidelines and quality metrics issued by various organizations may significantly affect payers’ willingness to cover, and healthcare providers’ willingness to prescribe, our products.

Securing influential recommendations, inclusion in healthcare guidelines and inclusion in quality measures are keys to our healthcare provider and payer engagement strategies. These guidelines, recommendations and quality metrics may shape payers’ coverage decisions and healthcare providers’ cancer screening procedures.

As an example, the U.S. Preventative Services Task Force (“USPSTF”), a panel of primary care providers and epidemiologists and other national experts funded by the U.S. Department of Health and Human Services’ Agency for Healthcare Research and Quality, makes influential recommendations on clinical preventative services. We intend to seek a USPSTF recommendation in the future for our EsoGuard test. The process of USPSTF recommendation development is lengthy, requires high quality supporting evidence for a positive recommendation, and that the outcome of any USPSTF process is uncertain. A USPSTF recommendations may have the effect of reducing screening, may not include our test in a favorable manner, or may add new technologies could have a material adverse effect on our business. Failing to achieve a high USPSTF recommendation for our tests and other products may have certain other potentially significant collateral implications as well. For instance, the ACA mandates that certain non-grandfathered health insurers cover evidence-based items or services that have in effect a rating of “A” or “B” in the current recommendations of USPSTF without imposing any patient cost-sharing. Similarly, federal regulations require that Medicare Advantage plans cover “A” or “B” graded preventive services without patient cost-sharing.

Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment and value-based purchasing of healthcare services. Some government and private payers are adopting pay-for-performance programs that differentiate payments for healthcare services based on the achievement of documented quality metrics, cost efficiencies or patient outcomes. Payers may look to quality measures such as the National Committee for Quality Assurance (“NCQA”), Healthcare Effectiveness Data and Information Set (“HEDIS”) and the CMS Medicare Advantage Star Ratings to assess quality of care. These measures are intended to provide incentives to service providers to deliver the same or better results while consuming fewer resources. If our tests or other products are not included in HEDIS, the Star Ratings or other quality metrics, payers may be less inclined to reimburse our tests or other products at adequate levels, if at all, which could adversely impact our business. Additionally, if our tests or other products are not included in HEDIS, the Star Ratings or other quality metrics, healthcare providers may not earn quality credit for prescribing Cologuard and therefore may be less inclined to do so.

Item 1A. - Risk Factors - continued

Risks Associated with Our Business - continued

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

Item 1A. - Risk Factors - continued

Risks Associated with Our Business - continued

We currently expect to perform our EsoGuard test in one laboratory facility. If demand for our EsoGuard test grows, we may lack adequate facility space and capabilities to meet increased processing requirements. Moreover, if these or any future facilities or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business could be materially harmed.

We currently perform the EsoGuard test in a single laboratory facility in Irvine, California. The laboratory facility, without purchasing additional lab equipment applicable to our test, is expected to have an annual capacity of approximately 50,000 tests per year. If demand for the EsoGuard test outstrips this capacity, and the laboratory fails to add additional equipment and staff, or complete, or timely complete, an expansion of its available laboratory facilities, it may significantly delay our EsoGuard processing times and limit the volume of EsoGuard tests we can process, which may adversely affect our business, financial condition and results of operation. In addition, our financial condition may be adversely affected if they are unable to complete these expansion projects on budget and otherwise on terms and conditions acceptable to us. Finally, our financial condition will be adversely affected if demand for our products and services does not materialize in line with our current expectations and if, as a result, we end up building excess capacity that does not yield a reasonable return on our investment.

If our present, or any future, laboratory facilities were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, storms, tornadoes, other inclement weather events or natural disasters, employee malfeasance, terrorist acts, power outages, or otherwise, our business could be severely disrupted. We may not be able to perform our EsoGuard test or generate test reports as promptly as patients and healthcare providers require or expect, or possibly not at all. If we are unable to perform our EsoGuard test or generate test reports within a timeframe that meets patient and healthcare provider expectations, our business, financial results and reputation could be materially harmed.

We currently maintain insurance against damage to our property and equipment and against business interruption, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses.

Our future performance will depend in part on the success of products we have not yet developed.

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

Item 1A. - Risk Factors - continued

Risks Associated with Our Business - continued

Our products and services may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.

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

Item 1A. - Risk Factors - continued

Risks Associated with Our Business - continued

Our products and services may cause serious adverse side effects or even death or have other properties that could delay or prevent their regulatory approval, limit the commercial desirability of an approved label or result in significant negative consequences following any marketing approval.

The risk of failure of clinical development is high. It is impossible to predict when or if our current products and services or any we may develop will prove safe enough to receive regulatory approval. Undesirable side effects caused by our products and services or we may develop could cause us or regulatory authorities to interrupt, delay or halt clinical trials. They could also result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority.

Additionally, even after receipt of marketing approval of our products and services, if we or others later identify undesirable side effects or even deaths caused by such product, a number of potentially significant negative consequences could result, including:

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

We face an inherent risk of product liability exposure related to the sale of any products we may develop. The marketing, sale and use of our current products and services and any we may additionally develop could lead to the filing of product liability claims against us if someone alleges product failures, product malfunctions, manufacturing flaws, or design defects, resulted in injury to patients. We may also be subject to liability for a misunderstanding of, or inappropriate reliance upon, the information we provide. If we cannot successfully defend ourselves against claims that any product, we may develop caused injuries, we may incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Item 1A. - Risk Factors - continued

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

Item 1A. - Risk Factors - continued

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

Item 1A. - Risk Factors - continued

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

Item 1A. - Risk Factors - continued

Risks Associated with Our Business - continued

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business. These factors include:

●	challenges associated with cultural differences, languages and distance;
●	differences in clinical practices, needs, products, modalities and preferences;
●	longer payment cycles in some countries;
●	credit risks of many kinds;
●	legal and regulatory differences and restrictions;
●	currency exchange fluctuations;
●	foreign exchange controls that might prevent us from repatriating cash earned in certain countries;
●	political and economic instability and export restrictions;
●	variability in sterilization requirements for multi-usage surgical devices;
●	potential adverse tax consequences;
●	higher cost associated with doing business internationally;
●	challenges in implementing educational programs required by our approach to doing business;
●	negative economic developments in economies around the world and the instability of governments, including the threat of war, terrorist attacks, epidemic or civil unrest;
●	adverse changes in laws and governmental policies, especially those affecting trade and investment;
●	health epidemics and /or pandemics, such as the epidemics resulting from the Ebola virus, or the enterovirus, or the avian influenza virus, or the pandemic resulting from a novel strain of a coronavirus designated “Severe Acute Respiratory Syndrome Coronavirus 2” - or “SARS-CoV-2”, which may adversely affect our workforce as well as our local suppliers and customers;
●	import or export licensing requirements imposed by governments;
●	differing labor standards;
●	differing levels of protection of intellectual property;
●	the threat that our operations or property could be subject to nationalization and expropriation;
●	varying practices of the regulatory, tax, judicial and administrative bodies in the jurisdictions where we operate; and
●	potentially burdensome taxation and changes in foreign tax.

Item 1A. - Risk Factors - continued

Risks Associated with Our Business - continued

Any future products or services we may develop may not be approved for sale in the U.S. or in any other country.

Our only product for which we have obtained approval or clearance from the FDA or a comparable foreign regulatory authority is our EsoCheck cell sample collection device and our CarpX minimally invasive surgical device. In certain limited circumstances, we also may market our products without such approval or clearance, as is the case for the EsoGuard LDT. Generally, however, neither we nor any future collaboration partner can commercialize any products we may develop in the U.S. or in any foreign country without first obtaining regulatory approval for the product from the FDA or comparable foreign regulatory authorities. The approval route in the U.S. for any products we may develop may be either via the PMA process, a de novo 510(k) pathway, or traditional 510(k). The PMA approval process is more complex, costly and time consuming than the 510(k) process. Additional randomized, controlled clinical trials may be necessary to obtain approval. The approval process may take several years to complete and may never be obtained. Before obtaining regulatory approvals for the commercial sale of any product we may develop in the U.S., we must demonstrate with substantial evidence, gathered in preclinical and well-controlled clinical studies, that the planned products are safe and effective for use for that target indication. We may not conduct such a trial or may not successfully enroll or complete any such trial. Any products we may develop may not achieve the required primary endpoint in the clinical trial and may not receive regulatory approval. We must also demonstrate that the manufacturing facilities, processes and controls for any products we may develop are adequate. Moreover, obtaining regulatory approval in one country for marketing of any products we may develop does not ensure we will be able to obtain regulatory approval in other countries, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

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

Item 1A. - Risk Factors - continued

Risks Associated with Our Business - continued

Our business may be adversely affected by health epidemics and or pandemics, including the pandemic resulting from the “Severe Acute Respiratory Syndrome Coronavirus 2” - “SARS-CoV-2” - and the resulting illness of “Coronavirus Disease 2019” - “COVID-19”.

Previously, in 2019, an outbreak of a novel strain of a coronavirus occurred, with such coronavirus designated by the United Nations (UN) World Health Organization (“WHO”) as the “Severe Acute Respiratory Syndrome Coronavirus 2” - or “SARS-CoV-2” - which spread on a global basis to other countries, including the United States of America (“USA” “U.S.” or “United States”). On March 11, 2020, the WHO declared a pandemic resulting SARS-CoV-2, with such pandemic commonly referred to as the “COVID-19 pandemic” after the resulting illness of “coronavirus disease-2019” (“COVID-19”), and is thus referred to herein as the “COVID-19 pandemic”. The COVID-19 pandemic is ongoing, and we continue to monitor the ongoing impact of the COVID-19 pandemic on the United States national economy, the global economy, and our business.

The COVID-19 pandemic may have an adverse impact on our operations, supply chains, and distribution systems and /or those of our contractors of our laboratory partner, and increase our expenses, including as a result of impacts associated with preventive and precautionary measures being taken, restrictions on travel, quarantine polices, and social distancing. Such adverse impact may include, for example, the inability of our employees and /or those of our contractors or laboratory partner to perform their work or curtail their services provided to us.

We expect the significance of the COVID-19 pandemic, including the extent of its effect on our consolidated financial condition and consolidated operational results and cash flows, to be dictated by the success of United States and global efforts to mitigate the spread of and /or to contain the SARS-CoV-2 and the impact of such efforts.

In addition, the spread of the SARS-CoV-2 has disrupted the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay United States Food and Drug Administration (“FDA”) approval with respect to our products.

Furthermore, our clinical trials have been and may be further affected by the COVID-19 pandemic, as site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the virus and /or illness response, as well as travel restrictions imposed by governments, and the inability to access clinical test sites for initiation and monitoring.

The COVID-19 pandemic may have an adverse impact on the economies and financial markets of many countries, including the USA, resulting in an economic downturn that could adversely affect demand for our products and services and /or our product candidates.

Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 pandemic (or a similar health epidemic) is highly uncertain and subject to change, and therefore, its impact on our consolidated financial condition, consolidated results of operations, and /or consolidated cash flows, the adverse impact could be material.

Item 1A. - Risk Factors - continued

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

We are and may become the subject of various claims, threats of litigation, litigation or investigations which could have a material adverse effect on our business, financial condition, results of operations or price of our common stock.

We are and may become subject to various claims, threats of litigation, litigation or investigations, including commercial disputes and employee claims, and from time to time may be involved in governmental or regulatory investigations or similar matters. Any claims asserted against us or our management, regardless of merit or eventual outcome, could harm our reputation and have an adverse impact on our relationship with our clients, distribution partners and other third parties and could lead to additional related claims. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, financial condition, results of operations and price of our common stock.

Item 1A. - Risk Factors - continued

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

Item 1A. - Risk Factors - continued

Risks Related to Government Regulation - continued

Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.

We intend to seek distribution and marketing partners in foreign countries for our products and services and any we may develop in the future, if any. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Moreover, clinical studies or manufacturing processes conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and even if we file, we may not receive necessary approvals to commercialize our products in any market.

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

Item 1A. - Risk Factors - continued

Risks Related to Government Regulation - continued

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

Item 1A. - Risk Factors - continued

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

Item 1A. - Risk Factors - continued

Risks Related to Government Regulation - continued

If required, clinical trials necessary to support a FDA 510(k) notice or PMA application will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.

Initiating and completing clinical trials necessary to support a FDA 510(k) notice or a PMA application will be time-consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product the Company advances into clinical trials may not have favorable results in early or later clinical trials.

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

Item 1A. - Risk Factors - continued

Risks Related to Government Regulation - continued

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

Item 1A. - Risk Factors - continued

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

Item 1A. - Risk Factors - continued

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

Item 1A. - Risk Factors - continued

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

Item 1A. - Risk Factors - continued

Risks Associated with Ownership of Our Common Stock

We may issue shares of our common and /or preferred stock in the future which could reduce the equity interest of our stockholders and might cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 150,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to raise additional funds or in connection with any strategic acquisition. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

As of December 31, 2020, our management and their affiliates collectively own approximately 10% of our issued and outstanding shares of common stock. Accordingly, these individuals would have considerable influence regarding the outcome of any transaction that requires stockholder approval. Furthermore, our Board of Directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” Board of Directors, only a minority of the Board of Directors will be considered for election in any given year and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome.

There can be no assurance that our common stock will continue to trade on the Nasdaq Capital Market or another national securities exchange.

There can be no assurance that we will be able to continue to meet Nasdaq Capital Market listing standards. If we are unable to maintain compliance with all applicable listing standards, our common stock may no longer be listed on the Nasdaq Capital Market or another national securities exchange and the liquidity and market price of our common stock may be adversely affected.

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

Item 1A. - Risk Factors - continued

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

Our stock price is likely to be volatile. The stock market in general, and the market for life science companies, and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including the following:

●	factors in the public trading market for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging and other trading factors
●	speculation in the press or investment community about our company or industry
●	our ability to successfully commercialize, and realize revenues from sales of, any products we may develop;
●	the performance, safety and side effects of any products we may develop;
●	the success of competitive products or technologies;
●	results of clinical studies of any products we may develop or those of our competitors;
●	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to any products we may develop;
●	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional products or other products we may develop;
●	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
●	developments concerning our ability to bring our manufacturing processes to scale in a cost-effective manner;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	the recruitment or departure of key personnel;
●	changes in the structure of healthcare payment systems;
●	market conditions in the medical device, pharmaceutical and biotechnology sectors;
●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;
●	general economic, industry and market conditions; and
●	the other risks described in this “Risk Factors” section.

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

Item 1A. - Risk Factors - continued

Risks Associated with Ownership of Our Common Stock - continued

Our outstanding warrants and other convertible securities may have an adverse effect on the market price of our common stock.

As of March 12, 2021, in addition to 82,460,720 shares of our common stock issued and outstanding, we had outstanding and reserved for issuance, but not subject to outstanding stock-based equity awards, as follows:

(i)	stock options to purchase 7,023,529 shares of our common stock at a weighted average exercise price of $2.53 per share, under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan (“PAVmed Inc. 2014 Equity Plan”);and 1,778,406 shares of our common stock reserved for issuance, but not subject to outstanding stock-based equity awards under the PAVmed Inc. 2014 Equity Plan; and 360,673 shares of our common stock reserved for issuance under the PAVmed Inc. Employee Stock Purchase Plan (“PAVmed Inc. ESPP”)

(ii)	common stock purchase warrants to purchase 16,422,915 shares of our common stock at a weighted average exercise price of $1.68 per share;

(iii)	unit purchase options to purchase 53,000 units at an exercise price of $5.50 per unit, with each unit consisting of one share of our common stock and one warrant, and each warrant entitling the holder to purchase one share of our common stock at an exercise price of $1.60 per share;

(iv)	Series B Convertible Preferred Stock of 1,252,273 shares, convertible, at the holders election, into a corresponding number of shares of our common stock;

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

Item 1A. - Risk Factors - continued

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

We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of  (1) December 31, 2021, which is the last day of the fiscal year following the fifth anniversary of the first sale of our common stock pursuant to the effective SEC Registration Statement on Form S-1 in connection with our initial public offering (“IPO”) of our common stock on April 14, 2016; (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion; (3) the date on which we have, during a previous three year period, issued more than $1.07 billion in non-convertible debt; or (4) the date on which we are deemed to be a “large accelerated filer”, which means the market value of our common stock held by non-affiliates (the “public float”) exceeds $700.0 million as of June 30 of the prior year; and

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

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

Item 1A. - Risk Factors - continued

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

Item 1A. - Risk Factors - continued

Risks Associated with Ownership of Our Common Stock - continued

We identified a material weakness in our internal control over financial reporting, which we subsequently remediated. If we experience additional material weaknesses in the future, our business may be harmed.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 and concluded our internal control over financial reporting was not effective as of December 31, 2019 due to the material weakness related to the level of precision of our control environment. Specifically, we did not maintain documentation with an appropriate level of precision of the identified key internal control risk areas to conclude on the operating effectiveness of our disclosure controls and procedures. We performed remedial steps to improve our internal control over financial reporting. As of February 19, 2021, we determined the material weakness had been remediated. For further discussion of the material weakness identified and our remedial efforts, see Item 9A.

However, we may experience additional material weakness in the future. Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. If we are unable to successfully remediate any additional material weaknesses in our internal control over financial reporting that may be identified in the future in a timely manner, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness may be adversely affected; we may be unable to maintain or regain compliance with applicable securities laws, the listing requirements of the Nasdaq Stock Market; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; our reputation may be harmed; and our stock price may decline.

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

Item 1A. - Risk Factors - continued

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which prohibits a person who owns in excess of 15.0% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15.0% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Property

Our corporate offices are located at One Grand Central Place, 60 East 42nd Street, Suite 4600, New York, NY 10165. The office rental agreement is currently on a month-to-month basis, and can be cancelled with two months written notice. We also have short-term office space rental agreements in each of Pennsylvania and Massachusetts. At this time, we consider the office space to be commensurate with our current operations. Notwithstanding, we may obtain additional office space in the future, as warranted by our business operations.

Item 3. Legal Proceedings

In November 2020, a stockholder of the Company, on behalf of himself and other similarly situated stockholders, filed a complaint in the Delaware Court of Chancery alleging broker non-votes were not properly counted in accordance with the Company’s bylaws at the Company’s Annual Meeting of Stockholders on July 24, 2020, and, as a result, asserted certain matters deemed to have been approved were not so approved (including matters relating to the increase in the size of the 2014 Equity Plan and the ESPP). The relief sought under the complaint includes certain corrective actions by the Company, but does not seek any specific monetary damages. The Company does not believe it is clear the prior approval of these matters is invalid or otherwise ineffective. However, on January 5, 2021, the Company’s Board of Directors determined, in order to avoid any uncertainty and to avoid the cost and expense of further litigation of the issue, it would be advisable and in the best interests of the Company and its stockholders to re-submit these proposals to the Company’s stockholders for ratification and/or approval. In this regard, the Company held a special meeting of stockholders on March 4, 2021, at which such matters were ratified and approved. The parties have reached agreement on a proposed term sheet to settle the complaint, the terms of which do not contemplate payment of monetary damages to the putative class in the proceeding. The settlement of the complaint is pending and is subject to court approval.

On December 23, 2020, Benchmark Investments, Inc. filed a complaint against the Company in the U.S. District Court of the Southern District of New York alleging the registered direct offerings of shares of common stock of the Company completed in December 2020 were in violation of provisions set forth in an engagement letter between the Company and the plaintiff. The plaintiff is seeking monetary damages of up to $1.3 million. The Company disagrees with the allegations set forth in the complaint and intends to vigorously contest the complaint.

Additionally, in the ordinary course of our business, particularly as we begin commercialization of our products, we may be subject to certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. Except as otherwise noted herein, we do not believe we are currently a party to any other pending legal proceedings. Notwithstanding, legal proceedings are subject-to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on our business, financial position, results of operations, and /or cash flows. Additionally, although we have specific insurance for certain potential risks, we may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on our business, financial position, results of operations, and /or cash flows.

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

Holders

As of March 12, 2021, there were 82,460,720 shares of our common stock outstanding. Our shares of common stock are held by an estimated 9,000 holders of record and we believe our shares of common stock are held by more than beneficial owners.

Dividends

Common Stock

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

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock is issued pursuant to the PAVmed Inc. Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock Certificate of Designation”), has a par value of $0.001 per share, no voting rights, a stated value of $3.00 per share, and at the holders’ election, shares of Series B Convertible Preferred Stock is immediately convertible upon issuance into a corresponding number of shares of common stock of PAVmed Inc.

The Series B Convertible Preferred Stock Certificate of Designation provides for dividends at a rate of 8% per annum based on the $3.00 per share stated value, with such dividends compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s board of directors, with the dividends earned from April 1, 2018 through October 1, 2021 payable-in-kind (“PIK”) by the issue of additional shares of Series B Convertible Preferred Stock. The dividends may be settled after October 1, 2021, at the election of the Company, through any combination of the issuance of shares of Series B Convertible Preferred Stock, shares of common stock of the Company, and /or cash payment.

During the year ended December 31, 2020, the Company’s board-of-directors declared Series B Convertible Preferred Stock dividends, earned as of December 31, 2019, March 31, 2020, June 30, 2020, and September 30, 2020, of an aggregate of approximately $284,000, which were settled by the issue of an additional aggregate 94,866 shares of Series B Convertible Preferred Stock.

During the prior year ended December 31, 2019, the Company’s board-of-directors declared of Series B Convertible Preferred Stock dividends earned as of December 31, 2018, March 31, 2019, June 30, 2019, and September 30, 2019, of an aggregate of approximately $265,000 which were settled by the issue of an additional aggregate 88,268 shares of Series B Convertible Preferred Stock.

Subsequent to December 31, 2020, in January 2021, the Company’s board-of-directors declared a Series B Convertible Preferred Stock dividend earned as of December 31, 2020 and payable as of January 1, 2021, of approximately $73,000 to be settled by the issue of an additional 24,198 shares of Series B Convertible Preferred Stock

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - continued

Recent Sales of Unregistered Securities

Except as previously disclosed in our current reports on Form 8-K and quarterly reports on Form 10-Q, we did not sell any unregistered securities or repurchase any of our securities during the fiscal year ended December 31, 2020.

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

Overview

PAVmed Inc. and Subsidiaries (“PAVmed” or “the Company”) is a highly differentiated, multi-product, commercial-stage technology medical device company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization, employing a business model focused on capital efficiency and speed to market. Since inception on June 26, 2014, the Company’s activities have focused on advancing its lead products towards regulatory approval and commercialization, protecting its intellectual property, and building its corporate infrastructure and management team.

The Company operates in one segment as a medical device company currently organized as “GI Health”, “Minimally Invasive Interventions”, “Infusion Therapy”, and “Emerging Innovations”. The Company has ongoing operations conducted through PAVmed Inc. and its majority-owned subsidiaries of Lucid Diagnostics, Inc. (“Lucid Diagnostics” or “LUCID”), and Solys Diagnostics, Inc. (“Solys Diagnostics” or “SOLYS”).

PAVmed Inc. and /or its subsidiaries have proprietary rights to the trademarks used herein, including, among others, PAVmed™, Lucid Diagnostics™, Caldus™, CarpX®, DisappEAR™, EsoCheck®, EsoGuard®, EsoCheck Cell Collection Device®, EsoCure Esophageal Ablation Device™, NextCath™, NextFlo™, PortIO™, and “Innovating at the Speed of Life”™. Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of “™” or “®”, however, the absence of such marks is not intended to indicate, in any way, PAVmed Inc. or its subsidiaries will not assert, to the fullest extent possible under applicable law, their respective rights to such trademarks and trade names.

Our multiple products and services are in various phases of development, regulatory clearances, approvals, and commercialization.

●	The EsoCheck device received 510(k) marketing clearance from the U.S. Food and Drug Administration (“FDA”), in June 2019 as an esophageal cell collection device; and, EsoGuard has been established as a Laboratory Developed Test (“LDT”), and was launched commercially in December 2019 after Clinical Laboratory Improvement Amendment (“CLIA”) and College of American Pathologists accreditation of the test at Lucid Diagnostics commercial diagnostic laboratory partner ResearchDx Inc., headquartered in Irvine, California.

●	Our CarpX device is a patented, single-use, disposable, minimally-invasive surgical device designed as a precision cutting tool to treat carpal tunnel syndrome while reducing recovery times that was cleared by the FDA under section 510(k) on April 2020 and was launched commercially in August 2020 with the first commercial procedure successfully performed in December 2020.

●	Our other products in development have not yet received clearance or approval to be marketed or sold in the U.S. or elsewhere. We have been granted patents by the United States Patent and Trademark Office (“USPTO”) for CarpX, PortIO, and Caldus; and have acquired licenses to certain patents and intellectual property for: DisappEAR from Tufts University and a group of academic centers; the intellectual property licensed from Case Western Reserve University (“CWRU”) underlying the technology developed for the EsoGuard diagnostic LDT and the EsoCheck cell sample collection device; and for patents covering a proprietary nondispersive infrared technology to non-invasively detect glucose in tissue within the in-patient field of use from Liquid Sensing, Inc. (an unrelated third-party).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

As discussed herein below, our current lines-of-business are as follows:

●	GI Health - EsoGuard Esophageal DNA Laboratory Developed Test, EsoCheck Esophageal Cell Collection Device, and EsoCure Esophageal Ablation Device with Caldus Technology;

●	Minimally Invasive Interventions - CarpX Minimally Invasive Surgical Device for Carpal Tunnel Syndrome;

●	Infusion Therapy - PortIO Implantable Intraosseous Vascular Access Device and NextFlo Highly Accurate Disposable Intravenous Infusion Platform Technology; and,

●	Emerging Innovations - Non-invasive laser-based glucose monitoring, single-use ventilators, resorbable pediatric ear tubes and mechanical circulatory support cannulas.

GI Health

EsoGuard, EsoCheck, and EsoCure

EsoGuard and EsoCheck are based on patented technology licensed from Case Western Reserve University (“CWRU”) through our majority-owned subsidiary Lucid Diagnostics Inc. EsoGuard and EsoCheck have been developed to provide an accurate, non-invasive, patient-friendly screening test for the early detection of adenocarcinoma of the esophagus (“EAC”) and Barrett’s Esophagus (“BE”), including dysplasia and related pre-cursors to EAC in patients with chronic gastroesophageal reflux (“GERD”). EsoCure is based on our patented Caldus Technology developed by us to treat BE.

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

EsoCure is in development as an “Esophageal Ablation Device” with the intent to allow a clinician to treat dysplastic BE before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment. We have successfully completed a pre-clinical feasibility animal study of EsoCure demonstrating excellent, controlled circumferential ablation of the esophageal mucosal lining. We plan to conduct additional development work and animal testing of EsoCure to support a planned FDA 510(k) submission later in 2021.

We are currently marketing the EsoGuard diagnostic LDT through a network of independent representatives working with our in-house sales management. The U.S. Center for Medicare and Medicaid Services (“CMS”), finalized the Clinical Laboratory Fee Schedule determination for the EsoGuard Esophageal DNA Test (CPT code 0114U) in the amount of $1,938.10, with such reimbursement expected to be applicable from January 1, 2021 to December 31, 2023. In addition, we have entered into a manufacturing agreement with medical device contract manufacturer Coastline International Inc. to serve as a high-volume, lower-cost manufacturer of the EsoCheck device.

Our longer-term strategy is to secure a specific indication, based on published guidelines, for BE screening in certain at-risk populations using EsoGuard on samples collected with EsoCheck. This use of EsoGuard together with EsoCheck as a screening system must be cleared or approved by the FDA as an in vitro diagnostic (“IVD”), device. In September 2019, we entered into an agreement with a clinical research organization to assist us with two ongoing clinical trials for EsoGuard as an IVD device, which are actively enrolling patients and consist of a screening study (ESOGUARD-BE-1) and a case control study (ESOGUARD-BE-2).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

GI Health - continued

In February 2020, we received a FDA “Breakthrough Device Designation” for EsoGuard as an IVD device. The FDA Breakthrough Device Program was created to offer patients more timely access to breakthrough technologies which provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions by expediting their development, assessment and review through enhanced communications and more efficient and flexible clinical study design, including more favorable pre/post market data collection balance.

We have received ISO 13485:2016 certification for Lucid Diagnostics quality management system and filed a European Union CE Mark regulatory submission for EsoCheck in November 2020, having confirmed that EsoGuard falls under the self-declaration category of the European Union regulatory requirements.

Minimally Invasive Interventions

CarpX

CarpX, a minimally invasive surgical device for use in the treatment of carpal tunnel syndrome, received FDA 510(k) marketing clearance in April 2020. CarpX is a minimally invasive surgical device for use in the treatment of carpal tunnel syndrome. We launched CarpX commercially in August 2020 with the first commercial procedure successfully performed in December 2020.

We believe CarpX is designed to allow the physician to relieve the compression on the median nerve without an open incision or the need for endoscopic or other imaging equipment. To use CarpX, the operator first advances a guidewire through the carpal tunnel under the ligament, and then advanced over the wire and positioned in the carpal tunnel under ultrasonic and/or fluoroscopic guidance. When the CarpX balloon is inflated it creates tension in the ligament positioning the cutting electrodes underneath it and creates space within the tunnel, providing anatomic separation between the target ligament and critical structures such as the median nerve. Radiofrequency energy is briefly delivered to the electrodes, rapidly cutting the ligament, and relieving the pressure on the nerve. We believe CarpX will be significantly less invasive than existing treatments.

We are commercializing CarpX through a network of independent U.S. sales representatives and/or inventory-stocking medical distributors together with our in-house sales management and marketing teams. Our focus on CarpX, and other high margin products and services, is particularly suitable to this mode of distribution. A high gross margin allows us to properly incentivize our distributors, which in turn allows us to attract the top distributors with the most robust networks in our targeted specialties. Independent distributors play an even larger role in many parts of Europe, most of Asia and emerging markets worldwide.

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

We have received ISO 13485:2016 certification for PAVmed’s quality management system and filed a European Union CE Mark regulatory submission for CarpX in December 2020.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

Infusion Therapy

PortIO

PortIO is a novel, patented, implantable, intraosseous vascular access device which does not require accessing the central venous system and does not have an indwelling intravascular component. It is designed to be highly resistant to occlusion and may not require regular flushing. It features simplified, near-percutaneous insertion and removal, without the need for surgical dissection or radiographic confirmation. It provides a near limitless number of potential access sites and can be used in patients with chronic total occlusion of their central veins. The absence of an intravascular component will likely result in a very low infection rate.

Based on encouraging animal data, we are preparing to initiate a long-term (60-day implant duration) first-in-human clinical study in dialysis patients or those with poor venous access in Colombia, South America and intend to fulfill the likely FDA request for human clinical data with a clinical safety study in the U.S. following FDA clearance of our Investigational Device Exemption (“IDE”) submission to begin clinical testing in dialysis patients to support a future de novo regulatory submission.

NextFlo

NextFlo is a patented, disposable, and highly accurate infusion platform technology including intravenous, or “IV,” infusion sets and disposable infusion pumps designed to eliminate the need for complex and expensive electronic infusion pumps for most of the estimated one million infusions of fluids, medications and other substances delivered each day in hospitals and outpatient settings in the U.S. NextFlo is designed to deliver highly accurate gravity-driven infusions independent of the height of the IV bag. It maintains constant flow by incorporating a proprietary, passive, pressure-dependent variable flow-resistor consisting entirely of inexpensive, easy-to-manufacture disposable mechanical parts. NextFlo testing has demonstrated constant flow rates across a wide range of IV bag heights, with accuracy rates comparable to electronic infusion pumps.

We are seeking a long-term strategic partnership or acquiror. We have been running a formal M&A process for NextFlo targeting strategic and financial partners. The process is active with ongoing discussion with multiple parties and we are simultaneously progressing toward an initial FDA 510(k) submission for the NextFlo IV Infusion System planned for later in 2021.

Emerging Innovations

Emerging Innovations include a diversified and expanding portfolio of innovative products designed to address unmet clinical needs across a broad range of clinical conditions. We are evaluating a number of these product opportunities and intellectual property covering a wide spectrum of clinical conditions, which have either been developed internally or have been presented to us by clinician innovators and academic medical institutions for consideration of a partnership to develop and commercialize these products. This collection of products includes, without limitation, initiatives in non-invasive laser-based glucose monitoring, mechanical circulatory support cannulas, single-use ventilators and resorbable pediatric ear tubes. In June 2020, we announced the execution of a letter of intent to consummate a series of agreements to develop and utilize Canon Virginia’s commercial grade and scalable aqueous silk fibroin molding process to manufacture PAVmed’s DisappEAR molded pediatric ear tubes for commercialization. Furthermore, we are exploring other opportunities to grow our business and enhance shareholder value through the acquisition of pre-commercial or commercial stage products and/or companies with potential strategic corporate and commercial synergies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

Financing

In the year ended December 31, 2020, we issued debt and equity resulting in approximately $35.9 million of gross proceeds, before placement agent fees and expenses and offering costs, summarized as follows:

●	In a private placement, we issued a Senior Secured Convertible Notes dated November 4, 2019, with a $14.0 million aggregate face value principal, referred to herein as the “November 2019 Senior Convertible Notes”. The November 2019 Senior Convertible Notes were comprised of a Series A and Series B, each with a $7.0 million face value principal, and each having a $0.7 million lender fee deducted from the cash proceeds when funded. The Series A was funded in November 2019 and the Series B was funded in March 2020.

We issued the November 2019 Senior Convertible Note - Series B on March 30, 2020, with a face value principal of $7.0 million, resulting in cash proceeds of $6.3 million after a $0.7 million of lender fee, and we additionally paid offering costs of $0.4 million, consisting of a financial advisory fee paid to the placement agent. As of December 31, 2020, the November 2019 Senior Convertible Notes (Series A and Series B) remaining unpaid outstanding face value principal was approximately $1.0 million, which was repaid-in-full subsequent to December 31, 2020, as discussed herein below in Liquidity and Capital Resources.

●	We issued a Senior Convertible Note, dated April 30, 2020, in a private placement, with a face value principal of $4.1 million, resulting in cash proceeds of $3.7 million after a $0.4 million lender fee, and we additionally paid total offering costs of $0.2 million, inclusive of a financial advisory fee paid to the placement agent and legal fees. As of December 31, 2020, the unpaid outstanding face value principal was $4.1 million, which was repaid-in-full subsequent to December 31, 2020, as discussed herein below in Liquidity and Capital Resources.

●	We issued a Senior Secured Convertible Note, dated August 6, 2020, in a private placement, with a face value principal of $7.75 million, resulting in cash proceeds of $7.0 million after a $0.75 million lender fee, and we additionally paid total offering costs of $0.1 million of legal fees. As of December 31, 2020, the unpaid outstanding face value principal was $7.75 million, of which, subsequent to December 31, 2020, which was repaid-in-full subsequent to December 31, 2020, as discussed herein below in Liquidity and Capital Resources.

●	In December 2020, we issued a total of 10,647,500 shares of our common stock for gross proceeds of $17.0 million, with cash proceeds of $16.0 million after the payment of a placement agent fee and expenses of approximately $1.0 million, and we additionally paid offering costs of $0.1 million. The shares of our common stock were issued in two registered direct offerings pursuant to respective Prospectus Supplement dated December 11, 2020 and December 18, 2020, each with respect to our effective shelf registration statement on Form S-3 (File No. 333-248709).

●	Subsequent to December 31, 2020, on January 5, 2021, we issued 6,000,000 shares of our common stock for gross proceeds of $13.4 million, with cash proceeds of $12.4 million, after the payment of $0.9 million of a placement agent fee and expenses, and we additionally paid offering costs of $0.1 million. The shares of our common stock were issued in a registered direct offering pursuant to a Prospectus Supplement dated January 5, 2021 with respect to our effective shelf registration statement on Form S-3 (File No. 333-248709).

●	Subsequent to December 31, 2020, on February 23, 2021 we issued 9,782,609 shares of our common stock for proceeds of $41.6 million, before underwriter expenses of $0.1 million, and we additionally incurred estimated offering costs of $0.4 million. The shares of our common stock were issued in an underwritten registered offering pursuant to a final Prospectus Supplement dated February 23, 2021 with respect to our effective shelf registration statement on Form S-3 (File No. 333-248709 and File No. 253384).

●	Subsequent to December 31, 2020, as of March 12, 2021, a total of 773,842 Series Z Warrants were exercised for cash at a $1.60 per share of our common stock, resulting in the issue of a corresponding number of shares of our common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Impact of SARS-CoV-2 - COVID-19 Pandemic

Previously, in December 2019, there was an outbreak of a novel strain of a coronavirus occurred, with such coronavirus designated by the United Nations (UN) World Health Organization (“WHO”) as the “Severe Acute Respiratory Syndrome Coronavirus 2” - or “SARS-CoV-2”. The SARS-CoV-2 spread on a global basis to other countries, including the United States of America (“USA” “U.S.” or “United States”). On March 11, 2020, the WHO declared a pandemic resulting from SARS-CoV-2, with such pandemic commonly referred to by its resulting illness of “COVID-19” (“coronavirus disease-2019”), and is referred to herein as the “COVID-19 pandemic”. The COVID-19 pandemic is ongoing, and we continue to monitor the ongoing impact of the COVID-19 pandemic on the United States national economy, the global economy, and our business.

The COVID-19 pandemic may have an adverse impact on our operations, supply chains, and distribution systems and /or those of our contractors of our laboratory partner, and increase our expenses, including as a result of impacts associated with preventive and precautionary measures being taken, restrictions on travel, quarantine polices, and social distancing. Such adverse impact may include, for example, the inability of our employees and /or those of our contractors or laboratory partner to perform their work or curtail their services provided to us.

We expect the significance of the COVID-19 pandemic, including the extent of its effect on our consolidated financial condition and consolidated operational results and cash flows, to be dictated by the success of United States and global efforts to mitigate the spread of and /or to contain the SARS-CoV-2 and the impact of such efforts.

In addition, the spread of the SARS-CoV-2 has disrupted the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay United States Food and Drug Administration (“FDA”) approval with respect to our products.

Furthermore, our clinical trials have been and may be further affected by the COVID-19 pandemic, as site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the virus and /or illness response, as well as travel restrictions imposed by governments, and the inability to access clinical test sites for initiation and monitoring.

The COVID-19 pandemic may have an adverse impact on the economies and financial markets of many countries, including the USA, resulting in an economic downturn that could adversely affect demand for our products and services and /or our product candidates.

Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 pandemic (or a similar health epidemic) is highly uncertain and subject to change, and therefore, its impact on our consolidated financial condition, consolidated results of operations, and /or consolidated cash flows, the adverse impact could be material.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Overview

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, travel expenses, facility-related costs, professional fees, accounting and legal services, consultants and expenses associated with obtaining and maintaining patents within our intellectual property portfolio.

We anticipate our general and administrative expenses will increase in the future, as we anticipate an increase in payroll and related expenses related to the roll-out of our commercial sales and marketing operations. We also anticipate continued expenses related to being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance as a public company, insurance premiums and investor relations costs.

Research and development expenses

Research and development expenses are recognized in the period they are incurred and consist principally of internal and external expenses incurred for the research and development of our products, including:

●	consulting costs charged to us by various external contract research organizations we contract with to conduct preclinical studies and engineering studies;
●	salary and benefit costs associated with our clinical and engineering personnel;
●	costs associated with regulatory filings;
●	patent license fees;
●	cost of laboratory supplies and acquiring, developing, and manufacturing preclinical prototypes; and
●	product design engineering studies.

We plan to incur research and development expenses for the foreseeable future as we continue the development of our existing products as well as new innovations. Our research and development activities are focused principally on obtaining FDA approvals and developing product improvements or extending the utility of the lead products in our pipeline, including CarpX, EsoCheck and EsoGuard, along with advancing our DisappEAR, PortIO, NextFlo, and non-invasive glucose monitoring products through their respective development phase.

Other Income and Expense, net

Other income and expense, net, consists principally of changes in fair value of our convertible notes, losses on extinguishment of debt upon repayment of such convertible notes; and interest expense recognized in connection with one of our convertible notes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Year ended December 31, 2020 versus December 31, 2019

General and administrative expenses

In the year ended December 31, 2020, general and administrative costs were approximately $12.4 million, compared to $7.7 million for the year ended December 31, 2019. The net increase of $4.7 million was principally related to:

●	approximately $2.3 million increase in compensation related costs principally related to sales staffing levels and other costs related to our commercial launch of EsoGuard and CarpX;
●	approximately $2.0 million in consulting services related to patents, regulatory compliance, legal processes for contract review, and public company expenses; and
●	approximately $0.3 million in general business expenses.

Research and development expenses

In the year ended December 31, 2020, research and development costs were approximately $11.0 million as compared to $6.6 million for the corresponding period in the prior year, with the approximate $4.4 million increase principally related to:

●	approximately $4.0 million increase in clinical trial costs and outside professional and engineering services with respect to CarpX, NextFlo, Port IO, EsoGuard and our glucose monitoring product; and
●	approximately $0.4 million increase in compensation related costs related to expanded clinical and engineering staff.

Other Income and Expense

Change in fair value of convertible debt

In the year ended December 31, 2020, the (non-cash) expense recognized for the change in the fair value of our convertible notes was approximately $6.0 million, inclusive of the recognition of other expense of approximately $1.9 million of lender fees incurred with respect to the convertible notes, as compared to $1.1 million for the year ended December 31, 2019, resulting in an increase of approximately $4.9 million principally related to:

●	an increase in the face principal amount of our convertible notes of approximately $18.1 million, inclusive of $1.9 million in lender fees;
●	among other fair value input assumptions, an increase in the Company’s common stock price between the periods resulting in a higher estimated fair value of the convertible notes; and
●	a total of approximately $1.9 million of lender fees recognized as other expense, inclusive of approximately $0.7 million with respect to our November 2019 Senior Secured Convertible Note - Series B ; approximately $0.4 million with respect to our April 2020 Senior Convertible Note; and approximately $0.8 million with respect to our August 2020 Senior Secured Convertible Note. These fees were $0.7 million in the corresponding prior year period with respect to our November 2019 Senior Convertible Note – Series A.

See Note 8, Financial Instruments Fair Value Measurement, and Note 9, Outstanding Debt, of our consolidated financial statements for a further discussion of the change in fair value of our convertible notes, and “—Liquidity and Capital Resources”, below.

Loss from Extinguishment of Debt

In the year ended December 31, 2020, a debt extinguishment loss of approximately $6.5 million was recognized in connection with the Senior Secured Convertible Notes issued November 4, 2019 and December 27, 2018, with such debt extinguishment loss resulting from the difference between the sum of the face value principal repayments and the corresponding interest thereon as compared to the fair value of the shares of our common stock issued upon conversion of such convertible notes. In the prior year period ended December 31, 2019, a debt extinguishment loss of approximately $1.8 million was recognized in connection with the Senior Secured Convertible Note issued December 27, 2018. See Note 9, Outstanding Debt, of our consolidated financial statements for a further discussion of our convertible notes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Year ended December 31, 2020 versus December 31, 2019 - continued

Interest Expense

The Senior Secured Convertible Notes dated Nov 4, 2019 are comprised of a Series A and Series B, each with a $7.0 million face value principal (“November 2019 Senior Convertible Notes), with the Series A previously funded on November 4, 2019 and the Notes Series B funded on March 30, 2020 (as further discussed herein below). During the period from November 2019 to its funding on March 30, 2020, the Series B incurred interest expense at 3.0% per annum based on its $7.0 million face value principal. In this regard, interest expense of approximately $0.1 million was recognized in each of the year ended December 31, 2020 and 2019 (during the period when the Series B was unfunded from November 4, 2019 to March 29, 2020).

Income Taxes

We have total estimated federal and state net operating loss (“NOL”) carryforward of approximately $63 million and $40.0 million as of December 31, 2020 and 2019, respectively, which is available to reduce future taxable income, of which approximately $13.8 million have statutory expiration dates commencing in 2035, and approximately $49.2 million which do not have a statutory expiration date. The State and Local NOL carryforwards of approximately $63.0 million have statutory expiration dates commencing in 2035. We have total estimated research and development (“R&D”) tax credit carryforward of approximately $0.4 million as of December 31, 2020 which are available to reduce future tax expense and have statutory expiration dates commencing in 2035. A valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of December 31, 2020 and 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the pandemic resulting from the outbreak of a novel strain of a coronavirus designated as the “Severe Acute Respiratory Syndrome Coronavirus 2” - or “SARS-CoV-2”. The pandemic resulting from SARS-CoV-2 is commonly referred to by its resulting illness of “coronavirus disease-2019” (“COVID-19”), and is referred to herein as the COVID-19 pandemic.

Among other provisions, the CARES Act increases the limitation on the allowed business interest expense deduction from 30 percent to 50 percent of adjusted taxable income for tax years beginning January 1, 2019 and 2020 and allows businesses to immediately expense the full cost of Qualified Improvement Property, retroactive to tax years beginning on or after January 1, 2018. Additionally, the CARES Act permits net operating loss carryovers (“NOLs”) and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. While we are currently evaluating the impact of these CARES Act provisions, it is not expected, at this time, to have a material impact on our consolidated income tax provision.

See our consolidated financial statements Note 13, Income Taxes, for additional information with respect to our income tax provision, deferred tax assets, and deferred tax liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, and debt. We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. We expect to continue to experience recurring losses from operations, and will continue to fund our operations with debt and equity financing transactions. Notwithstanding, however, together with the cash on-hand as of December 31, 2020, and the cash proceeds from the issue of shares of common stock of the Company subsequent to December 31, 2020 in January and February 2021, as discussed herein below, we expect to be able to fund our future operations for one year from the date of the issue of our consolidated financial statements as included in our Annual Report on Form 10-K for the year ended December 31, 2020.

In the year ended December 31, 2020 and 2019 we issued convertible notes and shares of our common stock, as discussed herein below, which resulted in approximately $35.9 million and $12.5 million, respectively, of gross proceeds, before placement agent fees and expenses and additional offering costs incurred by us.

Subsequent to December 31, 2020, in January and February 2021, we issued shares of our common stock for gross proceeds of approximately $55.0 million before placement agent and underwriter fees and expenses and additional offering costs incurred by us, as discussed herein below. Additionally, subsequent to December 31, 2020, we repaid-in-full the remaining outstanding principal balances of each of our convertible notes, inclusive of the “November 2019 Senior Convertible Notes” as of January 5, 2021 upon conversion into shares of our common stock; and both the “April 2020 Senior Convertible Note” and the “August 2020 Senior Convertible Note” as of March 2, 2021, upon cash repayments, each as discussed herein below.

Senior Secured Convertible Notes dated November 4, 2019 - Series A (November 4, 2019) and Series B (March 30, 2020) (“November 2019 Senior Convertible Notes”)

We previously consummated a private placement with an accredited investor in November 2019 of the issue of a Senior Secured Convertible Note with a $14.0 million aggregate face value principal, referred to herein as the “November 2019 Senior Convertible Notes”. The November 2019 Senior Convertible Notes were comprised of a Series A and Series B, each with a $7.0 million face value principal, and each having a $0.7 million lender fee deducted from the cash proceeds when funded, as well as the payment of additional offering costs, inclusive of a financial advisory fee paid to the placement agent and legal fees.

We issued the November 2019 Senior Convertible Note - Series A on November 4, 2019, with a face value principal of $7.0 million, resulting in cash proceeds of $6.3 million after a $0.7 million lender fee, and we paid additional offering costs of $0.6 million, inclusive of a financial advisory fee paid to the placement agent and legal fees.

At the election of the holder, under its prepayment terms, the November 2019 Senior Convertible Note - Series B was issued on March 30, 2020, with a face value principal of $7.0 million, resulting in cash proceeds of $6.3 million after a $0.7 million of lender fee, and we additionally paid offering costs of $0.4 million, consisting of a financial advisory fee paid to the placement agent.

The November 2019 Senior Convertible Notes accrued interest at 7.875% per annum, upon the respective Series A and Series B being funded by the investor. During the period from November 2019 to its funding on March 30, 2020, the November 2019 Senior Convertible Notes - Series B incurred interest expense at 3.0% per annum based on its $7.0 million face value principal.

In the year ended December 31, 2020, with respect to the November 2019 Senior Convertible Notes, approximately $13.0 million of principal repayments and approximately $0.5 million of interest thereon non-installment payments were settled through the issuance of 8,854,004 shares of our common stock with a fair value of approximately $18.8 million. As of December 31, 2020, the November 2019 Senior Convertible Notes remaining unpaid outstanding face value principal was approximately $1.0 million, which was repaid-in-full subsequent to December 31, 2020, as discussed herein below.

Subsequent to December 31, 2020, on January 5, 2021, the November 2019 Senior Secured Convertible Note remaining amount due of approximately $1.0 million was settled with the issuance of 667,668 shares of the Company’s common stock with a fair value of approximately $1.7 million (with such fair value measured as the respective conversion date quoted closing price of our common stock), with such final conversion resulting in the November 2019 Senior Secured Convertible Notes being paid-in-full as of January 5, 2021.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Senior Convertible Note dated April 30, 2020 - (“April 2020 Senior Convertible Note”)

In April 2020, in a private placement with an accredited investor, we issued a Senior Convertible Note dated April 30, 2020, with a face value principal of $4.1 million, resulting in cash proceeds of approximately $3.7 million, after a lender fee of approximately $0.4 million (the “April 2020 Senior Convertible Note”). The April 2020 Senior Convertible Note has a contractual maturity date of April 30, 2022, and an annual interest rate of 7.875%, payable in cash on a monthly basis. As of December 31, 2020, the April 2020 Senior Convertible Note unpaid outstanding face value principal was $4.1 million, which was repaid-in-full subsequent to December 31, 2020, as discussed herein below.

Senior Secured Convertible Note dated August 6, 2020 (“August 2020 Senior Convertible Note”)

In August 2020, in a private placement with an accredited investor, we issued a Senior Secured Convertible Note dated August 6, 2020, with a face value principal of $7.8 million, resulting in cash proceeds of approximately $7.0 million, after a lender fee of approximately $0.8 million (the “August 2020 Senior Secured Convertible Note”). The August 2020 Senior Secured Convertible Note has a contractual maturity date of August 5, 2022, and an annual interest rate of 7.875%, payable in cash on a monthly basis. As of December 31, 2020, the August 2020 Senior Secured Convertible Note unpaid outstanding face value principal was $7.75 million, which was repaid-in-full subsequent to December 31, 2020, as discussed herein below.

Principal Repayments - April 2020 Senior Convertible Note and August 2020 Senior Convertible Note

Subsequent to December 31, 2020: on January 30, 2021, we paid in cash a $0.3 million partial principal repayment of the April 2020 Senior Convertible Note; and on March 2, 2021, we paid in cash a total of $14.5 million of principal repayments, resulting in both the April 2020 Senior Convertible Note and the August 2020 Senior Convertible Note being repaid-in-full as of such date.

Issue of Common Stock

In the year ended December 31, 2020, we issued a total of 10,647,500 shares of our common stock for gross proceeds of $17.0 million, with cash proceeds of $15.9 million after the payment of a placement agent fee and expenses of approximately $1.0 million, and we additionally paid offering costs of $0.1 million. The shares of our common stock were issued in two registered direct offerings pursuant to a respective Prospectus Supplement dated December 11, 2020 and December 18, 2020, each with respect to our effective shelf registration statement on Form S-3 (File No. 333-248709).

Subsequent to December 31, 2020, on January 5, 2021, we issued 6,000,000 shares of our common stock for gross proceeds of $13.4 million, with cash proceeds of $12.4 million, after the payment of $0.9 million of a placement agent fee and expenses, and we additionally paid offering costs of $0.1 million. The shares of our common stock were issued in a registered direct offering, pursuant to a Prospectus Supplement dated January 5, 2021 with respect to our effective shelf registration statement on Form S-3 (File No. 333-248709).

Subsequent to December 31, 2020, on February 23, 2021 we issued 9,782,609 shares of our common stock for proceeds of $41.6 million, before underwriter expenses of $0.1 million, and we additionally incurred estimated offering costs of $0.4 million. The shares of our common stock were issued in an underwritten registered offering pursuant to a final Prospectus Supplement dated February 23, 2021 with respect to our effective shelf registration statement on Form S-3 (File No. 333-248709 and File No. 253384).

Subsequent to December 31, 2020, as of March 12, 2021, a total of 773,842 Series Z Warrants were exercised for cash at a $1.60 per share of our common stock, resulting in the issue of a corresponding number of shares of our common stock.

In the previous year ended December 31, 2019, we issued a total of 5,480,000 shares of our common stock for gross proceeds of $5.5 million, with cash proceeds of $5.4 million after the payment of a total of $0.1 million of a placement agent fee and expenses, and the payment of additional offering costs. The shares of our common stock were issued in three registered direct offerings pursuant to a respective Prospectus Supplement dated April 12, 2019, May 8, 2019, and June 25, 2019, each with respect to our effective shelf registration statement on Form S-3 (File No. 333-220549).

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

Financial Instruments and Fair Value Measurements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, (ASC 820) defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a transaction measurement date. The ASC 820 three-tier fair value hierarchy prioritizes the inputs used in the valuation methodologies, as follows:

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies and Significant Judgments and Estimates - continued

Fair Value Option (“FVO”) Election

The Senior Secured Convertible Notes and Senior Convertible Note are each a debt host financial instrument containing embedded features and /or options which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in the estimated fair value recognized as other income (expense) in the consolidated statement of operations. In this regard, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented in a single line item within other income (expense) in the consolidated statement of operations. Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”). Notwithstanding, there was no such portion of the fair value adjustment attributed to a change in the instrument-specific credit risk in the years ended December 31, 2020 and 2019.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies and Significant Judgments and Estimates - continued

Stock-Based Compensation

Stock-based awards are made to members of the board of directors of the Company, the Company’s employees and non-employees, under each of the PAVmed Inc. 2014 Long-Term Incentive Equity Plan and the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan.

In the year ended December 31, 2020, stock-based compensation is recognized in accordance with the provisions of FASB ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), as amended by FASB Accounting Standard Update (ASU) 2018-07 (“ASU 2018-07”). The provisions of ASU 2018-07 amended ASC 718 to align the accounting for stock-based awards granted to nonemployees with the requirements for accounting for stock-based payments to employees; and to supersede the previous guidance of FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The adoption as of January 1, 2020, of the updated provisions of ASC 718, as amended by ASU 2018-07, had no effect on the Company’s consolidated financial statements.

In the year ended December 31, 2020, with respect to stock-based awards granted to members of the board of directors, employees, and non-employees, the Company recognizes stock-based compensation in accordance with the provisions of ASC 718, as amended by ASU 2018-07, wherein the grant-date estimated fair value of the stock-based award is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective stock-based award, with such straight-line recognition adjusted, as applicable, so the cumulative expense recognized is at-least equal-to-or-greater-than the estimated fair value of the vested portion of the respective stock-based award as of the reporting date.

In the previous year ended December 31, 2019, the Company recognized stock-based compensation of stock-based awards granted to members of its board of directors and employees in accordance with ASC 718, as described above; and with respect to non-employees the Company recognized stock-based compensation in accordance with previous provisions of ASC 505-50, wherein, the expense of stock-based awards granted to non-employees was recognized on a vesting date basis by fixing the fair value of vested non-employee stock options as of their respective vesting date. The fair value of vested non-employee stock options was not subject-to further remeasurement at subsequent reporting dates. The estimated fair value of the unvested non-employee stock options was remeasured to then current fair value at each subsequent reporting date, until such time when the stock options vest, at which time the fair value is fixed, as noted above. The estimated fair value of stock-based awards granted to non-employees was recognized on a straight-line basis over the requisite service period, which was generally the vesting period of the respective non-employee stock-based award, with such straight-line recognition adjusted so the cumulative expense recognized was at-least equal-to-or-greater-than the estimated fair value of the vested portion of the respective stock-based award.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies and Significant Judgments and Estimates - continued

Income Taxes

The Company accounts for income taxes using the asset and liability method, as required by FASB ASC Topic 740, Income Taxes, (“ASC 740”). Current tax liabilities or receivables are recognized for estimated income tax payable and/or refundable for the current year. Deferred tax assets and deferred tax liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, along with net operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in deferred tax assets and deferred tax liabilities are recorded in the provision for income taxes.

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of December 31, 2020 and 2019.

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2020, the Company does not have any unrecognized tax benefits resulting from uncertain tax positions.

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. There were no amounts accrued for penalties or interest as of December 31, 2020 and December 31, 2019 or recognized during the years ended December 31, 2020 and 2019. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies and Significant Judgments and Estimates - continued

Recent Accounting Standards Updates

As noted herein above, as of January 1, 2020, the Company adopted the amended guidance of ASC 718 with respect to stock-based awards granted to non-employees, as amended by ASU 2018-07, which aligned the accounting for stock-based payments to nonemployees for goods and services with the requirements for accounting for stock-based awards granted to employees under ASC 718.In this regard, ASU 2018-07 provides for stock-based payments to non-employees to be measured at the grant date fair value of the equity instruments to be provided to the nonemployee when the goods or services have been delivered. Prior to the ASU 2018-07 amendment, nonemployee share-based payments were accounted for under the superseded provisions of ASC 505-50. The adoption of such amended guidance did not have an effect on the Company’s consolidated financial statements.

As of January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement. The adoption of ASU 2018-13 did not have an effect on the Company’s consolidated financial statements.

As of January 1, 2020, the Company adopted the guidance of ASU 2017-11, issued by the FASB in July 2017, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) - Part I - Accounting for Certain Financial Instruments with Down-Round Features, and Part II - Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Principally, ASU 2017-11 amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share data will adjust their basic earnings per share calculation for the effect of the down-round feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down-round feature) and will also recognize the effect of the trigger within equity. Additionally, ASU 2017-11 also addresses “navigational concerns” within the FASB ASC related to an indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests, which has resulted in the existence of significant “pending content” in the ASC. The FASB decided to reclassify the indefinite deferral as a scope exception, which does not have an accounting effect. The guidance of ASU 2017-11 is effective for public business entities, as defined in the ASC Master Glossary, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. With respect to all other entities, including the Company under its JOBS Act EGC Accounting Election, as discussed herein below, the guidance of ASU 2017-11 was effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The adoption of the ASU 2017-11 guidance as of January 1, 2020 did not have an effect on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU 2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company’s adoption of the ASU 2020-06 guidance as of January 1, 2021 is not expected to have an effect on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”, (“ASU 2019-12”). The guidance of ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods, and adds revised guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. Adoption of the guidance of ASU 2019-12 is required for annual and interim financial statements beginning after December 15, 2020. The Company’s adoption of the ASU 2019-12 guidance as of January 1, 2021 is not expected to have an effect on the Company’s consolidated financial statements.

FASB ASC 842, Leases, (ASU No. 2016-02, Leases, February-2016 - “ASU 2016-02”) which established a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The ASC 842 effective date for the Company is December 31, 2022 for its annual financial statement, and for interim quarterly financial statements commencing March 31, 2023.

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

Off-Balance sheet arrangements

We do not have any off-balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

●	provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the U.S., and our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and;

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets could have a material effect on the financial statements.

Due to its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, so actions will be taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was effective as of December 31, 2020.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC to permit us to provide only management’s report in this Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES - continued

Remediation - Material Weakness

As of December 31, 2019, our management concluded our system of internal control over financial reporting was not effective, due to the identification of a material weakness in our internal control over financial reporting, namely, we did not maintain a properly designed control environment that identified key control risk areas with an appropriate level of precision, in order to conclude on the operating effectiveness of our disclosure controls and procedures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Management implemented changes during 2020 to strengthen our internal control over financial reporting. These changes addressed the identified material weakness and enhanced our overall internal control over financial reporting environment. The changes included the hiring of a consulting firm to assist us in revising our internal control documentation so that it identifies key control risk areas with sufficient precision for us to identify and test the operating effectiveness of our disclosure controls and procedures. The consulting firm assisted us with the design, documentation, evaluation of design adequacy, and testing the operational effectiveness of a revised system of internal control over financial reporting.

We believe these actions remediated the material weakness, and we intend to continue to refine those internal controls over financial reporting and monitor their effectiveness on an ongoing basis.

Changes to Internal Controls Over Financial Reporting

Except for the remediation and enhancements as described herein above, there has been no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

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

(3)	The following exhibits:

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 1, 2018 (8)
3.4	Certificate of Amendment to Certificate of Incorporation, dated June 26, 2019 (10)
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 24, 2020 (14)
3.6	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (11)
3.7	Certificate of Elimination - Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock (6)
3.8	PAVmed Inc. Amended and Restated Bylaws (13)
4.1	Description of Registrant’s Securities †
4.2	Specimen PAVmed Inc. Common Stock Certificate (1)
4.3	Specimen PAVmed Inc. Series W Warrant Certificate (1)
4.4	Series W Warrant Agreement, dated April 28, 2016, between Continental Stock Transfer & Trust Company and the Registrant (3)
4.5	Form of Unit Purchase Option (1)
4.6	Specimen PAVmed Inc. Series Z Warrant Certificate (5)
4.7	Amended and Restated Series Z Warrant Agreement, dated as of June 8, 2018, by and between PAVmed Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent (7)
10.1	Patent Option Agreement (1)
10.2.1	Form of Letter Agreement with HCFP Capital Partners III LLC (1)
10.2.2	Form of Letter Agreement with Pavilion Venture Partners LLC (1)
10.3.1	Letter agreement regarding corporate opportunities executed by Dr. Lishan Aklog, M.D. (1)
10.3.2	Letter agreement regarding corporate opportunities executed by Michael Glennon (1)
10.3.3	Letter agreement regarding corporate opportunities executed by Dr. Brian deGuzman, M.D. (1)
10.4.1	Securities Purchase Agreement between PAVmed Inc. and the purchasers of the Series A Preferred Stock Units (2)
10.4.2	Registration Rights Agreement between PAVmed Inc. and the purchasers of the Series A Preferred Stock Units (2)
10.5*	Amended and Restated Employment Agreement between PAVmed Inc. and Lishan Aklog, M.D. (9)
10.6*	Amended and Restated Employment Agreement between PAVmed Inc. and Dennis M. McGrath (9)
10.7*	Employment Agreement between PAVmed Inc. and Brian J. deGuzman, M.D. (4)

Item 15. Exhibits and Financial Statement Schedules - continued

Exhibit No.	Description

10.8	PAVmed Inc. Fourth Amended and Restated 2014 Long-Term Incentive Equity Plan (10)(12)
10.9	PAVmed Inc. Employee Stock Purchase Plan (10)(12)
14.1	Form of Code of Ethics (1)
21.1	List of Subsidiaries †
23.1	Consent of Marcum LLP †
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 - SEC File No. 333-203569
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 1, 2017.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 3, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 19, 2016.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 5, 2018.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed April 20, 2018.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 8, 2018.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 2, 2018.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 20, 2019.
(10)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed June 11, 2020
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 27, 2019.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 27, 2020.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 15, 2021.

*	Management contract or compensatory plan or arrangement.
†	Filed herewith

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PAVmed Inc.

March 15, 2021	By:	/s/ Dennis M McGrath.
Dennis M McGrath
President
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

Signature	Title	Date

/s/ Lishan Aklog, M.D.	Chairman of the Board of Directors	March 15, 2021
Lishan Aklog, M.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis M. McGrath	President	March 15, 2021
Dennis M. McGrath	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Michael J. Glennon	Vice Chairman	March 15, 2021
Michael J. Glennon	Director

/s/ David S. Battleman M.D.	Director	March 15, 2021
David S. Battleman M.D.

/s/ James L. Cox, M.D.	Director	March 15, 2021
James L. Cox, M.D.

/s/ Ronald M. Sparks	Director	March 15, 2021
Ronald M. Sparks

/s/ David Weild IV	Director	March 15, 2021
David Weild IV

PAVMED INC.

and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

PAVmed Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PAVmed Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

New York, NY

March 15, 2021

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except shares and per share data)

	December 31, 2020	December 31, 2019
Assets:
Current assets:
Cash	$17,256	$6,219
Prepaid expenses, deposits, and other current assets	1,685	328
Total current assets	18,941	6,547
Other assets	837	693
Total assets	$19,778	$7,240
Liabilities, Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,966	$2,353
Accrued expenses and other current liabilities	2,325	1,386
CARES Act Paycheck Protection Program note payable	300	—
Senior Secured Convertible Notes - at fair value	10,060	8,139
Senior Convertible Note - at fair value	4,600	—
Total liabilities	20,251	11,878
Commitments and contingencies (Note 7)	—	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding 1,228,075 at December 31, 2020 and 1,158,209 shares at December 31, 2019	2,537	2,296
Common stock, $0.001 par value. Authorized, 150,000,000 shares; issued and outstanding, 63,819,935 shares at December 31, 2020 and 40,478,861 shares at December 31, 2019	64	41
Additional paid-in capital	87,570	47,554
Accumulated deficit	(88,275)	(53,715)
Total PAVmed Inc. Stockholders’ Equity (Deficit)	1,896	(3,824)
Noncontrolling interests	(2,369)	(814)
Total Stockholders’ Equity (Deficit)	(473)	(4,638)
Total Liabilities and Stockholders’ Equity (Deficit)	$19,778	$7,240

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue	$—	$—
Operating expenses:
General and administrative	12,388	7,665
Research and development	10,963	6,630
Total operating expenses	23,351	14,295
Loss from operations	(23,351)	(14,295)
Other income (expense):
Interest expense	(53)	(33)
Change in fair value - Senior Secured Convertible Notes and Senior Convertible Note	(5,327)	(559)
Offering costs - Senior Secured Convertible Note and Senior Convertible Note	(660)	(550)
Debt extinguishments loss - Senior Secured Convertible Notes	(6,497)	(1,831)
Other income (expense), net	(12,537)	(2,973)
Loss before provision for income tax	(35,888)	(17,268)
Provision for income taxes	—	—
Net loss before noncontrolling interests	(35,888)	(17,268)
Net loss attributable to the noncontrolling interests	1,612	811
Net loss attributable to PAVmed Inc.	(34,276)	(16,457)

Less: Series B Convertible Preferred Stock dividends earned	(287)	(270)

Net loss attributable to PAVmed Inc. common stockholders	$(34,563)	$(16,727)
Per share information:

Net loss per share attributable to PAVmed Inc. - basic and diluted	$(0.72)	$(0.54)
Net loss per share attributable to PAVmed Inc. common stockholders – basic and diluted	$(0.73)	$(0.55)

Weighted average common shares outstanding, basic and diluted	47,432,115	30,197,458

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the YEAR ENDED December 31, 2020

(in thousands except shares and per share data)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2019	1,158,209	$2,296	40,478,861	$41	$47,554	$(53,715)	$(814)	$(4,638)
Issue common stock – registered offerings, net	—	—	10,647,500	11	15,921	—	—	15,932
Issue common stock upon partial conversions of Senior Secured Convertible Note	—	—	10,929,202	11	21,692	—	—	21,703
Issue common stock – exercise Series S warrants	—	—	1,199,383	1	11	—	—	12
Issue common stock – exercise Series Z warrants	—	—	100	—	—	—	—	—
Issue common stock – conversion Series B Convertible Preferred Stock	(25,000)	(43)	25,000	—	43	—	—	—
Series B Convertible Preferred Stock dividends declared	94,866	284	—	—	—	(284)	—	—
Issue common stock - Employee Stock Purchase Plan	—	—	306,555	—	357	—	—	357
Vesting of restricted stock awards	—	—	233,334	—	—	—	—	—
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	1,979	—	—	1,979
Stock-based compensation - majority-owned subsidiary	—	—	—	—	13	—	52	65
Issue common stock of majority- owned subsidiary exercise of stock options	—	—	—	—	—	—	5	5
Loss	—	—	—	—	—	(34,276)	(1,612)	(35,888)
Balance at December 31, 2020	1,228,075	$2,537	63,819,935	$64	$87,570	$(88,275)	$(2,369)	$(473)

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the YEAR ENDED December 31, 2019

(in thousands except shares and per share data)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2018	1,069,941	$2,031	27,142,979	$28	$32,619	$(36,993)	$(161)	$(2,476)
Issue common stock – registered offerings, net	—	—	5,480,000	5	5,374	—	—	5,379
Issue common stock – upon partial conversions of Senior Secured Convertible Note	—	—	7,773,110	8	8,081	—	—	8,089
Series B Convertible Preferred Stock dividends declared	88,268	265	—	—	—	(265)	—	—
Issue common stock – Employee Stock Purchase Plan	—	—	82,772	—	67	—	—	67
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	1,397	—	—	1,397
Stock-based compensation - majority-owned subsidiary	—	—	—	—	16	—	158	174
Loss	—	—	—	—	—	(16,457)	(811)	(17,268)
Balance at December 31, 2019	1,158,209	$2,296	40,478,861	$41	$47,554	$(53,715)	$(814)	$(4,638)

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except shares and per share data)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss - before noncontrolling interest (“NCI”)	$(35,888)	$(17,268)

Adjustments to reconcile net loss - before NCI to net cash used in operating activities
Depreciation expense	23	14
Stock-based compensation	2,044	1,571
Change in fair value - Senior Secured Convertible Notes and Senior Convertible Note	5,327	559
Debt extinguishment loss - Senior Secured Convertible Notes	6,497	1,831

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,336)	(90)
Accounts payable	501	613
Accrued expenses and other current liabilities	918	56
Deposits – Long Term	—	(643)

Net cash flows used in operating activities	(21,914)	(13,357)

Cash flows from investing activities
Purchase of equipment	(55)	(27)
Net cash flows used in investing activities	(55)	(27)

Cash flows from financing activities
Proceeds – issue of Senior Secured Convertible Notes	13,300	—
Proceeds – issue of Senior Convertible Note	3,700	6,300
Proceeds – Cares Act Paycheck Protection Program Loan	300	—
Proceeds – issue of common stock – registered offerings	16,032	5,413
Payment – offering costs – registered offerings	(100)	(34)
Payment –Senior Secured Convertible Note	—	(86)
Payment – Senior Secured Convertible Notes – non-installment payments	(600)	(279)
Proceeds – issue common stock – Employee Stock Purchase Plan	357	67
Proceeds – exercise of Series S Warrants	12	—
Proceeds – exercise of stock options issued under equity incentive plan of majority owned subsidiary	5	—

Net cash flows provided by financing activities	33,006	11,381

Net increase (decrease) in cash	11,037	(2,003)
Cash, beginning of period	6,219	8,222
Cash, end of period	$17,256	$6,219

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

Note 1 — The Company

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

The ability of the Company to generate revenue depends upon the Company’s ability to successfully advance the commercialization of EsoGuard and CarpX while also completing the development and the necessary regulatory approvals of its other products and services. In this regard:

●	The EsoCheck device received 510(k) marketing clearance from the FDA as an esophageal cell collection device in June 2019;

●	EsoGuard completed the certification required by the Clinical Laboratory Improvement Amendment (“CLIA”) and accreditation of the College of American Pathologists (“CAP”) making it commercially available as a Laboratory Developed Test (“LDT”) at LUCID’s contract diagnostic laboratory service provider in California in December 2019; and,

●	CarpX, developed as a patented, single-use, disposable, minimally invasive device designed as a precision cutting tool to treat carpal tunnel syndrome while reducing recovery times, received 510(k) marketing clearance from the FDA in April 2020.

Although the Company’s current operational activities are principally focused on the commercialization of EsoGuard and CarpX its development activities are focused on pursuing FDA approval and clearance of other lead products in our product portfolio pipeline, including EsoGuard IVD, PortIO, DisappEAR, NextFlo, and EsoCure.

Financial Condition

The Company has financed its operations principally through the public and private issuances of its common stock, preferred stock, common stock purchase warrants, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. The Company expects to continue to experience recurring losses from operations, and will continue to fund its operations with debt and equity financing transactions. Notwithstanding, however, together with the cash on-hand as of December 31, 2020, and the cash proceeds from the issue of shares of common stock of the Company subsequent to December 31, 2020 in January and February 2021, the Company expects to be able to fund its future operations for one year from the date of the issue of the Company’s consolidated financial statements, as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. See Note 12, Stockholders’ Equity, Common Stock Purchase Warrants, and Noncontrolling Interest, for a discussion of the issue of shares of common stock of the Company subsequent to December 31, 2020, in each of January 2021 and February 2021; and Note 9, Outstanding Debt, for a discussion of the principal repaid-in-full of each of the convertible notes subsequent to December 31, 2020, in each of January 2021 and March 2021.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards Updates

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company holds a majority ownership interest and has a controlling financial interest in Lucid Diagnostics Inc. and Solys Diagnostics Inc., with the corresponding noncontrolling interest included as a separate component of consolidated equity (deficit), including the recognition in the consolidated statement of operations of the net loss attributable to the noncontrolling interest based on the respective minority interest ownership of each respective entity. See Note 12, Stockholders’ Equity and Common Stock Purchase Warrants, for a discussion of the Company’s majority-owned subsidiaries and the corresponding noncontrolling interest.

All amounts in these accompanying notes to the accompanying consolidated financial statements are presented in thousands, if not otherwise noted as being presented in millions, except for shares and per share amounts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make accounting estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates in these consolidated financial statements include those related to the fair value of debt obligations and common stock purchase warrants. Additional significant estimates include the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. On an ongoing basis, the Company evaluates its estimates, judgements, and methodologies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to the inherent uncertainty involved in making such judgements, assumptions, and accounting estimates, the actual financial statement results could differ materially from such accounting estimates and assumptions.

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

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards Updates - continued

Significant Accounting Policies - continued

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

The Company has entered into agreements with third parties to acquire technologies for potential commercial development. Such agreements generally require an initial payment by the Company when the contract is executed. The purchase of patent license rights for use in research and development activities, including product development, are expensed as incurred and are classified as research and development expense. Additionally, the Company may be obligated to make future royalty payments in the event the Company commercializes the technology and achieves a certain sales volume. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 730, “Research and Development”, (“ASC 730”), expenditures for research and development, including upfront licensing fees and milestone payments associated with products not yet been approved by the United States Food and Drug Administration (“FDA”), are charged to research and development expense as incurred. Future contract milestone and /or royalty payments will be recognized as expense when achievement of the milestone is determined to be probable and the amount of the corresponding milestone can be objectively estimated.

Stock-Based Compensation

Stock-based awards are made to members of the board of directors of the Company, the Company’s employees and non-employees, under each of the PAVmed Inc. 2014 Long-Term Incentive Equity Plan (“PAVmed Inc. 2014 Equity Plan”) and the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (“Lucid Diagnostics Inc. 2018 Equity Plan”).

In the year ended December 31, 2020, stock-based compensation is recognized in accordance with the provisions of FASB ASC Topic 718, Stock Compensation (“ASC 718”), as amended by FASB Accounting Standard Update (“ASU”) 2018-07 (“ASU 2018-07”). The provisions of ASU 2018-07 amended ASC 718 to align the accounting for stock-based awards granted to nonemployees with the requirements for accounting for stock-based awards to employees; and to supersede the previous guidance of FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The adoption as of January 1, 2020 of the updated provisions of ASC 718, as amended by ASU 2018-07, had no effect on the Company’s consolidated financial statements.

In the year ended December 31, 2020, with respect to stock-based awards granted to the board of directors, employees, and non-employees, the Company recognizes stock-based compensation in accordance with the provisions of ASC 718, as amended by ASU 2018-07, wherein the grant-date estimated fair value of the stock-based award is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective stock-based award, with such straight-line recognition adjusted, as applicable, so the cumulative expense recognized is at-least equal-to-or-greater-than the estimated fair value of the vested portion of the respective stock-based award as of the reporting date.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards Updates - continued

Significant Accounting Policies - continued

Stock-Based Compensation - continued

In the previous year ended December 31, 2019, with respect to stock-based awards granted to the board of directors and employees, the Company recognized stock-based compensation in accordance with ASC 718, as described above; and with respect to non-employees, the Company recognized stock-based compensation in accordance with previous provisions of ASC 505-50, wherein, the expense of stock-based awards granted to non-employees was recognized on a vesting date basis by fixing the fair value of vested non-employee stock options as of their respective vesting date. The fair value of vested non-employee stock options was not subject-to further remeasurement at subsequent reporting dates. The estimated fair value of the unvested non-employee stock options was remeasured to then current fair value at each subsequent reporting date, until such time when the stock options vest, at which time the fair value is fixed, as noted above. The estimated fair value of stock-based awards granted to non-employees was recognized on a straight-line basis over the requisite service period, which was generally the vesting period of the respective non-employee stock-based award, with such straight-line recognition adjusted so the cumulative expense recognized was at-least equal-to-or-greater-than the estimated fair value of the vested portion of the respective stock-based award.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted under both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, which requires the Company to make certain weighted-average valuation estimates and assumptions for stock-based awards, principally as follows:

●	The expected term of stock options represents the period of time stock options are expected to be outstanding, which is the expected term derived using the simplified method and, through December 31, 2019 for non-employees was the remaining contractual term (under the previous provisions of ASC 505-50);

●

With respect to the PAVmed Inc. 2014 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of PAVmed Inc. common stock and the volatilities of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to the board of directors and employees in the years ended December 31, 2020 and 2019; and for stock options granted to non-employees in the year ended December 31, 2019, the period of volatility was commensurate with the remaining contractual term of the respective stock option (under the previous provisions ASC 505-50).

With respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan, the expected stock price volatility was based on the historical stock price volatility of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to employees in the year ended December 31, 2019; and for stock options granted to non-employees in the year ended December 31, 2019, the period of volatility was commensurate with the remaining contractual term of the respective stock option (under the previous provisions ASC 505-50). There were no stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan in the year ended December 31, 2020;

●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with either the expected term or the remaining contractual term, as applicable, of the stock option; and,

●	The expected dividend yield is based on annual dividends of $0.00 as there have not been dividends paid to-date, and there is no plan to pay dividends for the foreseeable future.

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

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards Updates - continued

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

As of December 31, 2020, and December 31, 2019, the carrying values of cash, and accounts payable, approximate their respective fair value due to the short-term nature of these financial instruments.

Fair Value Option (“FVO”) Election

The Senior Secured Convertible Notes and Senior Convertible Note are each a debt host financial instrument containing embedded features and /or options which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. Notwithstanding, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in the estimated fair value recognized as other income (expense) in the accompanying consolidated statement of operations. In this regard, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented in a single line item within other income (expense) in the accompanying consolidated statement of operations. Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”). Notwithstanding, there was no such portion of the fair value adjustment attributed to a change in the instrument-specific credit risk in the years ended December 31, 2020 and 2019.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards - continued

Significant Accounting Policies - continued

Income Taxes

The Company accounts for income taxes using the asset and liability method, as required by FASB ASC Topic 740, Income Taxes, (ASC 740). Current tax liabilities or receivables are recognized for estimated income tax payable and/or refundable for the current year. Deferred tax assets and deferred tax liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, along with net operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in deferred tax assets and deferred tax liabilities are recorded in the provision for income taxes.

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of December 31, 2020 and 2019.

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2020, the Company does not have any unrecognized tax benefits resulting from uncertain tax positions.

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. There were no amounts accrued for penalties or interest as of December 31, 2020 and December 31, 2019 or recognized during the years ended December 31, 2020 and 2019. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

Net Loss Per Share

The net loss per share is computed by dividing each of the respective net loss by the number of “basic weighted average common shares outstanding” and diluted weighted average shares outstanding” for the reporting period indicated. The basic weighted-average shares common shares outstanding are computed on a weighted average based on the number of days the shares of common stock of the Company are issued and outstanding during the respective reporting period indicated. The diluted weighted average common shares outstanding are the sum of the basic weighted-average common shares outstanding plus the number of common stock equivalents’ incremental shares on an if-converted basis, computed using the treasury stock method, computed on a weighted average based on the number of days the incremental shares would potentially be issued and outstanding during the periods indicated, if dilutive. The Company’s common stock equivalents include convertible preferred stock, common stock purchase warrants, unit purchase options, and stock options.

Notwithstanding, as the Company has a net loss for each reporting period presented, only the basic weighted average common shares outstanding are used to compute the basic and diluted net loss per share attributable to PAVmed Inc. and the basic and diluted net loss per share attributable to PAVmed Inc. common stockholders, for each reporting period presented.

The Series B Convertible Preferred Stock dividends earned as of the each of the respective periods are included in the calculation of basic and diluted net loss attributable to PAVmed Inc. common stockholders for each respective period presented. Further, the Series B Convertible Preferred Stock has the right to receive common stock dividends. As such, the Series B Convertible Preferred Stock would potentially be considered participating securities under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods presented.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards Updates - continued

Significant Accounting Policies - continued

JOBS Act EGC Accounting Election

The Company is an “emerging growth company” or “EGC”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, an EGC can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected to avail itself of this exemption from new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies who are not an EGC.

Recent Accounting Standards Updates

As noted herein above, as of January 1, 2020, the Company adopted the amended guidance of ASC 718 with respect to stock-based awards granted to non-employees, as amended by ASU 2018-07, which aligned the accounting for stock-based payments to nonemployees for goods and services with the requirements for accounting for stock-based awards to employees under ASC 718. In this regard, ASU 2018-07 provides for stock-based payments to non-employees to be measured at the grant date fair value of the equity instruments to be provided to the nonemployee when the goods or services have been delivered. Prior to the ASU 2018-07 amendment, nonemployee stock-based payments were accounted for under the superseded provisions of ASC 505-50. The adoption of such amended guidance did not have an effect on the Company’s consolidated financial statements.

As of January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement. The adoption of ASU 2018-13 did not have an effect on the Company’s consolidated financial statements.

As of January 1, 2020, the Company adopted the guidance of ASU 2017-11, issued by the FASB in July 2017, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) - Part I - Accounting for Certain Financial Instruments with Down-Round Features, and Part II - Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Principally, ASU 2017-11 amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share data will adjust their basic earnings per share calculation for the effect of the down-round feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down-round feature) and will also recognize the effect of the trigger within equity. Additionally, ASU 2017-11 also addresses “navigational concerns” within the FASB ASC related to an indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests, which has resulted in the existence of significant “pending content” in the ASC. The FASB decided to reclassify the indefinite deferral as a scope exception, which does not have an accounting effect. The guidance of ASU 2017-11 is effective for public business entities, as defined in the ASC Master Glossary, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. With respect to all other entities, including the Company under its JOBS Act EGC Accounting Election, as discussed above, the guidance of ASU 2017-11 was effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The adoption of the ASU 2017-11 guidance as of January 1, 2020 did not have an effect on the Company’s consolidated financial statements.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards Updates - continued

Significant Accounting Policies - continued

Recent Accounting Standards Updates - continued

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU 2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company’s adoption of the ASU 2020-06 guidance as of January 1, 2021 is not expected to have an effect on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”, (“ASU 2019-12”). The guidance of ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods, and adds revised guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. Adoption of the guidance of ASU 2019-12 is required for annual and interim financial statements beginning after December 15, 2020. The Company’s adoption of the ASU 2019-12 guidance as of January 1, 2021 is not expected to have an effect on the Company’s consolidated financial statements.

FASB ASC Topic 842, Leases, (“ASC 842”) (ASU No. 2016-02, Leases, February-2016 - “ASU 2016-02”) which established a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The ASC 842 effective date for the Company is December 31, 2022 for its annual consolidated financial statements, and for interim quarterly financial statements commencing March 31, 2023.

Note 3 — Agreements Related to Acquired Intellectual Property Rights

Patent License Agreement – Case Western Reserve University

On May 12, 2018, Lucid Diagnostics Inc., a majority-owned subsidiary of the Company, entered into a patent license agreement with Case Western Reserve University (“CWRU”), referred to as the “CWRU License Agreement”.

The CWRU License Agreement provides for the exclusive worldwide license of the intellectual property rights for the proprietary technologies of two distinct technology components - the “EsoCheck Cell Collection Device” referred to as the “EsoCheck™”; and a panel of proprietary methylated DNA biomarkers, a laboratory developed test (“LDT”), referred to as “EsoGuard™”; and together are collectively referred to as the “EsoGuard Technology”.

The CWRU License Agreement requires Lucid Diagnostics Inc. to achieve certain milestones with respect to regulatory filings and clearances and commercialization of products and services. In this regard, in , 2019, the Company recognized a $75 research and development expense in connection with a regulatory clearance milestone, which was paid in 2019. The CWRU License Agreement was amended to: change the achievement date of commercialization milestone from November 2020 to August 2021; to eliminate the payment with respect to the commercialization milestone; and to add a non-refundable payment to CWRU in consideration for the aforementioned changes to the commercialization milestone (“CWRU License Agreement Amendment”). In connection with such CWRU License Agreement Amendment, the Company recognized $100 of general and administrative expense, with such expense included in accrued expenses as of December 31, 2020. If the Company does not meet the remaining commercialization and regulatory clearance milestones listed in the CWRU License Agreement, then CWRU has the right, in its sole discretion, to require PAVmed Inc. to transfer to CWRU 80% of the shares of common stock of Lucid Diagnostics Inc. then held by PAVmed Inc. Such contingent milestone payments will be recognized in the period in which such payment obligations are incurred.

Lucid Diagnostics Inc. is required to pay a minimum annual royalty of a percentage of recognized net sales revenue resulting from the commercialization of the products and /or services developed using the CWRU License Agreement intellectual property, with the minimum amount of royalty payments based on net sales of such products and services, if any. Such contingent royalty payments will be recognized in the period in which such payment obligations are incurred.

As provided for under the CWRU License Agreement, reimbursement of CWRU billed patent fees of $250 and $200 were recognized as research and development expense in the years ended December 31, 2020 and 2019, respectively.

The CWRU License Agreement terminates upon the expiration of certain related patents, or on May 12, 2038 in countries where no such patents exist, or upon expiration of any exclusive marketing rights granted by the FDA or other U.S. government agency, whichever comes later.

Note 3 — Agreements Related to Acquired Intellectual Property Rights - continued

License Agreement with Liquid Sensing Inc.

Upon its formation in October 2019, Solys Diagnostics Inc., a majority-owned subsidiary of PAVmed Inc. entered into a licensing agreement with Liquid Sensing, Inc., a subsidiary formed by Airware Inc., each an unrelated third-party, (“Liquid Sensing License Agreement”). Under the Liquid Sensing License Agreement, Solys Diagnostics Inc. was granted an exclusive worldwide license for six issued and one pending U.S. patents covering a proprietary nondispersive infrared laser technology to develop and commercialize such proprietary technology to non-invasively monitor tissue concentrations of glucose and other substances within the inpatient (e.g., hospital) field of use.

Solys Diagnostics Inc. advanced the research and development plan and completed a milestone consistent with the parameters and by the date under the Liquid Sensing License Agreement. Notwithstanding, PAVmed Inc. determined it would be in the best interests of the shareholders of PAVmed Inc. to terminate the Liquid Sensing License Agreement. In this regard, subsequent to December 31, 2020, PAVmed Inc. on behalf of itself and Solys Diagnostics Inc., delivered to Airware Inc. and Liquid Sensing Inc. a written notice of termination of the Liquid Sensing License Agreement, dated February 12, 2021 (“Liquid Sensing License Agreement Termination Notice”). The Liquid Sensing License Agreement Termination Notice proposes the development of a negotiated mutually agreeable final settlement between PAVmed Inc., Solys Diagnostics Inc., Airware Inc., and Liquid Sensing Inc.

A discussion of each of the Company’s majority-owned subsidiaries and the corresponding noncontrolling interest is presented in Note 12, Stockholders’ Equity and Common Stock Purchase Warrants.

Patent License Agreement - Tufts University - Antimicrobial Resorbable Ear Tubes

The Company previously executed a Patent License Agreement (the “Tufts Patent License Agreement”) with Tufts University and its co-owners, the Massachusetts Eye and Ear Infirmary and Massachusetts General Hospital (the “Licensors”). Pursuant to the Tufts Patent License Agreement, the Licensors granted the Company the exclusive right and license to certain patents in connection with the development and commercialization of antimicrobial resorbable ear tubes based on a proprietary aqueous silk technology conceived and developed by the Licensors.

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

Note 4 — Related Party Transactions

In connection with the CWRU License Agreement, CWRU and each of the three physician inventors of the intellectual property licensed under the CWRU License Agreement hold minority equity ownership interests in Lucid Diagnostics Inc., a majority-owned subsidiary of PAVmed Inc. During the years ended December 31, 2020 and 2019 the Company incurred the following expenses with respect to the minority shareholders of Lucid Diagnostics Inc.:

	For the year ended December 31,
	2020	2019
CWRU License Agreement – reimbursement of patent legal fees	$250	$200
CWRU License Agreement Amendment fee	100	75
EsoCheck devices provided to CWRU	15	—
Fees - Physician Inventors’ consulting agreements	83	110
Stock-based compensation expense - Physician Inventors’ stock option grants	23	57
Total	$471	$442

Lucid Diagnostics Inc. entered into consulting agreements with each of the three physician inventors of the CWRU License Agreement intellectual property, providing for compensation on a contractual rate per hour for consulting services provided. The consulting agreements have a thirty-six month term ending May 12, 2021. Additionally, each of the three physician inventors were granted stock options under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan and the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan.

See Note 3, Agreements Related to Acquired Intellectual Property Rights - Patent License Agreement - CWRU, for a discussion of the “CWRU License Agreement”; Note 10, Stock-Based Compensation, for information regarding each of the “PAVmed Inc. 2014 Long-Term Incentive Equity Plan” and the separate “Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan”; and Note 12, Stockholders’ Equity, Common Stock Purchase Warrants, and Noncontrolling Interest, for a discussion of each of the Company’s majority-owned subsidiaries and the corresponding noncontrolling interests.

Note 5 — Prepaid Expenses, Deposits and Other Current and Non-Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	December 31, 2020	December 31, 2019
Advanced payments to service providers and suppliers	$568	$294
Deposits	262	34
EsoCheck cell collection supplies	779	—
EsoGuard mailer supplies	55	—
CarpX devices	21	—
Total prepaid expenses, deposits and other current assets	$1,685	$328

Non-Current Assets

The Company, through its majority-owned subsidiary Lucid Diagnostics Inc., entered into an agreement with a clinical research organization (“CRO”) in connection with EsoGuard clinical trials, referred to as the EsoGuard CRO Agreement. Under the CRO agreement, the Company incurred an on-account deposit of $755 and $643 as of December 31, 2020 and 2019, respectively, of which $643 has been paid as of December 31, 2020, with the deposit classified as a non-current asset in the line item captioned “Other assets” on the accompanying consolidated balance sheet as of December 31, 2020 and 2019. See Note 7, Commitments and Contingencies, for a discussion of the EsoGuard CRO Agreement.

Note 6 — Accrued Expenses and Other Current Liabilities

Accrued expenses and Other Current Liabilities consist of the following items as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019

Compensation and Employee Benefits	$1,777	$1,074
CWRU License Agreement fee	223	223
CWRU License Agreement Amendment fee	100	—
Operating expenses	171	89
EsoGuard supplies	22	—
CarpX devices	32	—
Total accrued expenses and other current liabilities	$2,325	$1,386

The “Compensation and Employee Benefits” includes: the guaranteed bonus payment under the Company’s Chief Executive Officer (“CEO”) Employment Agreement; discretionary bonus payments to other employees; unused employee vacation time; and employee payroll deductions related to the PAVmed Inc. Employee Stock Purchase Plan (“PAVmed Inc. ESPP”). See Note 11, Stock-Based Compensation, for additional information on the PAVmed Inc. ESPP.

The CWRU License Agreement license fee was approximately $273, of which $50 was previously paid. The remaining balance of the license fee is to be paid in quarterly installments of $50, until the license fee is paid-in-full, provided, however, the commencement of the quarterly payments is subject to Lucid Diagnostics Inc. consummation of a bona fide financing with an unrelated third-party in excess of $0.5 million. See Note 3, Agreements Related to Acquired Intellectual Property Rights - Patent License Agreement - CWRU, for a discussion of the CWRU License Agreement.

The amounts for operating expenses, EsoGuard supplies, and CarpX devices relate to respective amounts incurred by the Company but not yet invoiced by the respective vendors.

Note 7 — Commitment and Contingencies

Rental Agreements - Office Space

The Company’s corporate office rental agreement is on a month-to-month basis, with a 5% per annum increase in the monthly lease payment effective February 1 of each year, and the lease agreement may be cancelled with two months written notice. Additionally, the Company additionally has a short-term (one year or less) and a month-to-month office space rental agreements, which may be cancelled with two months written notice. Total rent expense incurred under short-term and /or month-to-month rental agreements for office space was $189 and $143, for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company’s minimum lease payments for such office space rental agreements are estimated to be a total of approximately $157 for the period January 1, 2021 to December 31, 2021.

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

Legal Proceedings

In November 2020, a stockholder of the Company, on behalf of himself and other similarly situated stockholders, filed a complaint in the Delaware Court of Chancery alleging broker non-votes were not properly counted in accordance with the Company’s bylaws at the Company’s Annual Meeting of Stockholders on July 24, 2020, and, as a result, asserted certain matters deemed to have been approved were not so approved (including matters relating to the increase in the size of the 2014 Equity Plan and the ESPP). The relief sought under the complaint includes certain corrective actions by the Company, but does not seek any specific monetary damages. The Company does not believe it is clear the prior approval of these matters is invalid or otherwise ineffective. However, in order to avoid any uncertainty and to avoid the expense of further litigation, on January 5, 2021, the Company’s Board of Directors determined it would be advisable and in the best interests of the Company and its stockholders to re-submit these proposals to the Company’s stockholders for ratification and/or approval. In this regard, the Company held a special meeting of stockholders on March 4, 2021, at which such matters were ratified and approved. The parties have reached agreement on a proposed term sheet to settle the complaint, the terms of which do not contemplate payment of monetary damages to the putative class in the proceeding. The settlement of the complaint is pending and is subject to court approval.

On December 23, 2020, Benchmark Investments, Inc. filed a complaint against the Company in the U.S. District Court of the Southern District of New York alleging the registered direct offerings of shares of common stock of the Company completed in December 2020 were in violation of provisions set forth in an engagement letter between the Company and the plaintiff. The plaintiff is seeking monetary damages of up to $1.3 million. The Company disagrees with the allegations set forth in the complaint and intends to vigorously contest the complaint.

In the ordinary course of our business, particularly as it begins commercialization of its products, the Company may be subject to certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. Except as otherwise noted herein, the Company does not believe it is currently a party to any other pending legal proceedings. Notwithstanding, legal proceedings are subject-to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows.

Note 8 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using(1)
	Level-1	Level-2	Level-3
	Inputs	Inputs	Inputs	Total
December 31, 2020
Senior Secured Convertible Note - November 2019	$—	$—	$1,270	$1,270
Senior Convertible Note - April 2020	$—	$—	$4,600	$4,600
Senior Secured Convertible Note – August 2020	$—	$—	$8,790	$8,790
Totals	$—	$—	$14,660	$14,660

December 31, 2019
Senior Secured Convertible Note - December 2018	$—	$—	$1,700	$1,700
Senior Secured Convertible Note - November 2019	$—	$—	$6,439	$6,439
Totals	$—	$—	$8,139	$8,139

(1)	As noted above, as presented in the fair value hierarchy table, Level-1 represents quoted prices in active markets for identical items, Level-2 represents significant other observable inputs, and Level-3 represents significant unobservable inputs. There were no transfers between the respective Levels during the years ended December 31, 2020 and 2019.

The August 2020 Senior Secured Convertible Note, the April 2020 Senior Convertible Note, the November 2019 Senior Secured Convertible Note (Series-A and Series-B), and the December 2018 Senior Secured Convertible Note are each accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election. Under the FVO election the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date with the resulting fair value adjustment recognized as other income (expense) in the consolidated statement of operations. In this regard, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying consolidated statement of operations.

The estimated fair value of financial instruments classified within the Level 3 category was determined using both observable inputs and unobservable inputs. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs. Additional information with respect to the changes in Level 3 liabilities measured at fair value for the years ended December 31, 2020 and 2019, is presented in Note 9 – “Outstanding Debt.”

Note 8 — Financial Instruments Fair Value Measurements - continued

The estimated fair value of each of the convertible notes as of December 31, 2020 and 2019, were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

Senior Secured Convertible Notes and Senior Convertible Note - Fair Value and Fair Value Assumptions – December 31, 2020:

	November 2019 Senior Secured Convertible Notes	April 2020 Senior Convertible Note	August 2020 Senior Secured Convertible Note
Fair Value	$1,270	$4,600	$8,790
Face value principal payable	$956	$4,111	$7,750
Required rate of return	0.09%	50.2%	27.2%
Conversion Price	$1.60	$5.00	$5.00
Value of common stock	$2.12	$2.12	$2.12
Expected term (years)	0.25	1.33	1.59
Volatility	70%	70%	70%
Risk free rate	0.09%	0.11%	0.12%
Dividend yield	0%	0%	0%

Senior Secured Convertible Notes Fair Value and Fair Value Assumptions – December 31, 2019:

	December 2018 Senior Secured Convertible Note	November 2019 Senior Secured Convertible Note
Fair Value	$1,700	$6,439
Face value principal payable	$1,692	$7,000
Required rate of return	11.4%	11.5%
Conversion Price	$1.60	$1.60
Value of common stock	$1.20	$1.20
Expected term (years)	0.21	1.78
Volatility	49%	55%
Risk free rate	1.52%	1.58%
Dividend yield	0%	0%

The estimated fair values reported utilize the Company’s common stock price along with certain Level 3 inputs, as discussed below, in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models /analyses, including the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the Company’s common stock price. Changes in these assumptions can materially affect the estimated fair values.

Note 9 — Outstanding Debt

Convertible Notes

The fair value and face value principal of outstanding convertible notes as of December 31, 2020 and 2019 are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
November 2019 Senior Secured Convertible Note	September 30, 2021	7.875%	$1.60	$956	$1,270
April 2020 Senior Convertible Note	April 30, 2022	7.875%	$5.00	$4,111	$4,600
August 2020 Senior Secured Convertible Note	August 6, 2022	7.875%	$5.00	$7,750	$8,790
Balance as of December 31, 2020				$12,817	$14,660

December 2018 Senior Secured Convertible Note	December 31, 2020	7.875%	$1.60	$1,692	$1,700
November 2019 Senior Secured Convertible Note	September 30, 2021	7.875%	$1.60	$7,000	$6,439
Balance as of December 31, 2019				$8,692	$8,139

Senior Secured Convertible Note issued December 27, 2018 - (“December 2018 Senior Convertible Note”)

The Company previously issued a Senior Secured Convertible Note dated December 27, 2018, with a $7.75 million face value principal, a stated interest rate of 7.875% per annum, and, at the election of the holder, was convertible into shares of common stock of the Company at a contractual conversion price of $1.60 per share - the “December 2018 Senior Convertible Note”.

In the year ended December 31, 2020, with respect to the December 2018 Senior Convertible Notes, approximately $1,692 of installment principal repayments and the payment of interest thereon of approximately $6, were settled through the issuance of 2,075,198 shares of common stock of the Company, with a fair value of approximately $2,901 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

In the previous year ended December 31, 2019, with respect to the December 2018 Senior Convertible Notes, approximately $6,058 of installment principal repayments and the payment of interest thereon of approximately $200, were settled through the issuance of 7,773,110 shares of common stock of the Company, with a fair value of approximately $8,089 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). Additionally, approximately $279 of interest non-installment payments were paid in cash during the year ended December 31, 2019.

The December 2018 Senior Convertible Note was paid-in-full was paid in full as of June 4, 2020.

Note 9 — Outstanding Debt - continued

Convertible Notes - continued

Senior Secured Convertible Note issued November 4, 2019 - Series A and Series B -

(“November 2019 Senior Convertible Notes”)

The Company previously issued a Senior Secured Convertible Note dated November 4, 2019, with a $14.0 million aggregate face value principal, a stated interest rate of 7.875% per annum (to the extent the investor has funded the cash proceeds), and, at the election of the holder, is convertible into shares of common stock of the Company at a contractual conversion price of $1.60 per share - the “November 2019 Senior Convertible Notes”. The November 2019 Senior Convertible Notes were comprised of a Series A and Series B, each with a $7.0 million face value principal, and each having a $0.7 million lender fee deducted from the cash proceeds when funded.

The November 2019 Senior Convertible Note - Series A was issued on November 4, 2019, with a face value principal of approximately $7,000 and a lender fee of approximately $700 (with such lender fee recognized as a current period other expense), resulting in approximately $6,300 of cash proceeds received by the Company on the issue date. Additionally, the Company incurred a current period expense of approximately $550, inclusive of a $410 placement agent advisory fee, along with legal fees.

The November 2019 Senior Convertible Note - Series B was issued on March 30, 2020, with a face value principal of approximately $7,000 and a lender fee of approximately $700 (with such lender fee recognized as a current period other expense), resulting in approximately $6,300 of cash proceeds received by the Company on the issue date. Additionally, the Company incurred a current period expense of approximately $410 with respect to a placement agent advisory fee.

The Company incurred interest expense of 3.0% per annum on the $7.0 million face value principal of the (unfunded) Series B during the period from November 4, 2019 to March 29, 2020 when the Series B was not funded. The (cash) payment of such 3.0% interest on the $7.0 million face value principal resulted in the recognition of approximately $53 and $33 of interest expense during the year ended December 31, 2020 and 2019, respectively, with such interest expense included in other income (expense).

With respect to the November 2019 Senior Convertible Notes, in the year ended December 31, 2020, approximately $13,044 of installment principal repayments and the payment of interest thereon of approximately $465, were settled through the issuance of 8,854,004 shares of common stock of the Company, with a fair value of approximately $18,802 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). As of December 31, 2020, the November 2019 Senior Convertible Notes remaining unpaid outstanding face value principal was approximately $956.

Subsequent to December 31, 2020, on January 5, 2021, the repayment of the remaining face value principal of the November 2019 Senior Convertible Note of approximately $956, along with the payment of interest thereon of approximately $7, were settled with the issuance of 667,668 shares common stock of the Company, with a fair value of approximately $1,723 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company), with such final conversion resulting in the November 2019 Senior Convertible Note being paid-in-full as of January 5, 2021.

Note 9 — Outstanding Debt - continued

Convertible Notes - continued

Senior Convertible Note issued April 30, 2020 - (“April 2020 Senior Convertible Note”)

The Company issued a Senior Convertible Note dated April 30, 2020, with a face value principal of approximately $4,111, a stated interest rate of 7.875% per annum, and, at the election of the holder, is convertible into shares of common stock of the Company at a contractual conversion price of $5.00 per share - the “April 2020 Senior Convertible Note”.

The April 2020 Senior Convertible Note resulted in approximately $3,700 of cash proceeds received by the Company on the issue date, after a lender fee of approximately $411 (with such lender fee recognized as a current period other expense). Additionally, the Company incurred a current period expense of approximately $200, inclusive of a $120 placement agent advisory fee, along with legal fees.

The Company was required to pay the holder in cash all remaining outstanding unpaid face value principal at 115% of such principal amount plus unpaid interest thereon, on the April 30, 2022 maturity date.

In the year ended December 31, 2020, approximately $215 of interest non-installment payments were paid in cash.

The unpaid outstanding face value principal of the April 2020 Senior Convertible Note is approximately $4,111 as of December 31, 2020, of which such principal was repaid-in-full subsequent to December 31, 2020, as discussed herein below.

Senior Secured Convertible Note issued August 6, 2020 - (“August 2020 Senior Convertible Note”)

The Company issued a Senior Secured Convertible Note dated August 6, 2020, with a face value principal of approximately $7,750, a stated interest rate of 7.875% per annum, and, at the election of the holder, is convertible into shares of common stock of the Company at a contractual conversion price of $5.00 per share - the “August 2020 Senior Convertible Note”.

The August 2020 Senior Convertible Note resulted in approximately $7,000 of cash proceeds received by the Company on the issue date, after a lender fee of approximately $750 (with such lender fee recognized as a current period other expense). Additionally, the Company incurred a current period expense of approximately $50 with respect to legal fees.

The Company was required to pay the holder in cash all remaining outstanding unpaid face value principal at 115% of such principal amount plus unpaid interest thereon on the August 5, 2022 maturity date.

In the year ended December 31, 2020, approximately $246 of interest non-installment payments were paid in cash.

The unpaid outstanding face value principal of the April 2020 Senior Convertible Note is approximately $7,750 as of December 31, 2020, of which such principal was repaid-in-full subsequent to December 31, 2020, as discussed herein below.

Principal Repayments - April 2020 Senior Convertible Note and August 2020 Senior Convertible Note

Subsequent to December 31, 2020: on January 30, 2021, the Company paid in cash a $350 partial principal repayment of the April 2020 Senior Convertible Note; and on March 2, 2021, the Company paid in cash a total of $14,466 of principal repayments, resulting in both the April 2020 Senior Convertible Note and the August 2020 Senior Convertible Note being repaid-in-full as of such date.

Note 9 — Outstanding Debt - continued

Convertible Notes - continued

Covenants - Sr Secured Convertible Notes and Senior Convertible Note

As of December 31, 2020, each of the November 2019 Senior Convertible Note, April 2020 Senior Convertible Note, and the August 2020 Senior Convertible Note were each held by the same investor and its affiliates.

Under the November 2019 Senior Convertible Notes and the April 2020 Senior Convertible Note, as such convertible notes are discussed above, the Company was subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. Additionally, the April 2020 Senior Convertible Note contained a financial covenant requiring the Company to maintain available cash in the amount of approximately $1.8 million at the end of each quarter, with such amount increased to $2.0 million under the August 2020 Senior Convertible Note. As of December 31, 2020, the Company was in compliance with this financial covenant.

The August 2020 Senior Convertible Note contained substantively similar customary affirmative and negative covenants as those described above, as well as the past transactions entered into with the investor, including the November 2019 Senior Convertible Notes. The August 2020 Senior Secured Convertible Note contained security interest with a first priority in all of our assets, including all of the Company’s current and future significant subsidiaries, similar to the November 2019 Senior Secured Convertible Notes.

Notwithstanding, as noted above, subsequent to December 31, 2020: the November 2019 Senior Convertible Note was repaid-in-full as of January 5, 2021; and both the April 2020 Senior Convertible Note and the August 2020 Senior Convertible Note were repaid-in-full as of March 2, 2021.

Note 9 — Outstanding Debt - continued

Convertible Notes - continued

A reconciliation of the fair value of the convertible notes for the years ended December 31, 2020 and 2019 is as follows:

	December 2018 Senior Secured Convertible Note	November 2019 Senior Secured Convertible Notes(1)(2)	April 2020 Senior Convertible Note	August 2020 Senior Secured Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (Expense)
Fair Value - December 31, 2019	$1,700	$6,439	$—	$—	$8,139
Face value principal – issue date	—	7,000	4,111	7,750	18,861
Fair value adjustment – issue date	—	2,600	(411)	(750)	1,439	$(1,439)
Installment repayments – common stock	(1,692)	(13,044)	—	—	(14,736)
Non-installment payments – common stock	(6)	(464)	—	—	(470)
Non-installment payments – cash	—	(138)	(216)	(246)	(600)
Change in fair value	(2)	(1,123)	1,116	2,036	2,027	(2,027)
Lender Fees:
- November 2019 Senior Secured Convertible Note - Series B;						(700)
- April 2020 Senior Convertible Note; and						(411)
- August 2020 Senior Secured Convertible Note	—	—	—	—	—	(750)
Fair Value at December 31, 2020	$—	$1,270	$4,600	$8,790	$14,660
Other Income (Expense) - Change in fair value – year ended December 31, 2020						$(5,327)

Fair Value - December 31, 2018	$7,903	$—	$—	$—	$7,903
Face value principal – issue date	—	7,000	—	—	7,000
Fair value adjustment – issue date	—	(648)	—	—	(648)	$648
Installment repayments – common stock	(6,059)	—	—	—	(6,059)
Non-installment payments – common stock	(199)	—	—	—	(199)
Non-installment payments – cash	(279)	(86)	—	—	(365)
Change in fair value	334	173	—	—	507	(507)
Lender Fees: - November 2019 Senior Secured Convertible Note - Series A	—	—	—	—	—	(700)
Fair Value at December 31, 2019	$1,700	$6,439	$—	$—	$8,139
Other Income (Expense) - Change in fair value – year ended December 31, 2019						$(559)

The Senior Convertible Notes presented above are each accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with the resulting fair value adjustment recognized as other income (expense) in the consolidated statement of operations. In this regard, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying consolidated statement of operations. See Note 8, Financial Instruments Fair Value Measurements, for a further discussion of fair value assumptions.

Note 9 — Outstanding Debt - continued

Cares Act Paycheck Protection Program Loan

On April 8, 2020 the Company entered into a loan agreement with JP Morgan Chase, N.A., and received approximately $300 of proceeds, pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) Paycheck Protection Program (“PPP”) - the “PPP Loan”.

The Paycheck Protection Program provides that (1) the use of PPP Loan amount shall be limited to certain qualifying expenses, (2) 100 per cent of the principal amount of the loan is guaranteed by the Small Business Administration and (3) an amount up to the full principal amount may qualify for loan forgiveness in accordance with the terms of CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during either, at our discretion, the eight-week period or twenty-four week period beginning on the date of disbursement of proceeds from the PPP loan. In the event the PPP loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal with the Company being obligated to make equal monthly payments on the unforgiven principal and interest balances to fully amortize the loan balance by the maturity date.

The PPP Loan matures on April 8, 2022 and bears interest at a rate of approximately 1.0% per annum. Monthly amortized principle and interest payments are deferred in accordance with The Paycheck Protection Flexibility Act of 2020 which extended the deferral period for loan payments to either (1) the date that U.S. Small Business Administration remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. As such, as of December 31, 2020, and to date, no principal or interest payments have been made.

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

As of December 31, 2020, the PAVmed Inc. 2014 Equity Plan has 2,003,406 shares available-for-grant of stock-based awards, inclusive of the supplemental share reservation increase of an additional 2,000,000 shares, approved by the PAVmed Inc. board of directors on March 12, 2020, and approved at the PAVmed Inc. 2020 annual meeting of stockholders on July 24, 2020, and re-approved at a special meeting of stockholders of PAVmed Inc. on March 4, 2021. A discussion of the PAVmed Inc. special meeting of stockholders is presented in Note 7, Commitments and Contingencies - Legal Proceedings. The shares available-for-grant exclude a total of 500,854 PAVmed Inc. stock options previously granted outside the PAVmed Inc. 2014 Equity Plan.

PAVmed Inc. 2014 Equity Plan - Stock Options

Stock options issued and outstanding under the PAVmed Inc. 2014 Equity Plan are as follows:

	Number Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2018	3,327,140	$3.68	8.3
Granted(1)	1,925,000	$1.00
Exercised	—	$—
Forfeited	(48,611)	$5.00
Outstanding stock options at December 31, 2019	5,203,529	2.58	8.1	$394
Vested and exercisable stock options at December 31, 2019	3,270,487	$3.45	7.5	$126

Outstanding stock options at December 31, 2019	5,203,529	$2.58
Granted(1)	1,595,000	$2.13
Exercised	—	$—
Forfeited	—	$—
Outstanding stock options at December 31, 2020	6,798,529	$2.55	7.3	$2,558
Vested and exercisable stock options at December 31, 2020	4,861,433	$2.88	6.7	$1,707

(1)	Stock options granted under the PAVmed Inc. 2014 Equity Plan vest ratably over twelve quarters generally commencing with the grant date quarter and have a ten year contractual term from date-of-grant.

(2)

The intrinsic value is computed as the difference between the quoted price of the PAVmed Inc. common stock on each of December 31, 2020 and 2019 and the exercise price of the underlying PAVmed Inc. stock options, to the extent such quoted price is greater than the exercise price.

Subsequent to December 31, 2020, as approved at the March 4, 2021 special meeting of stockholders, a total of 225,000 stock options were granted with a weighted average exercise price of $2.03 per share of common stock of the Company. A discussion of the PAVmed Inc. special meeting of stockholders is presented in Note 7, Commitments and Contingencies - Legal Proceedings.

Note 10 — Stock-Based Compensation – continued

PAVmed Inc. 2014 Equity Plan - Restricted Stock Awards

On May 1, 2020, a total of 950,000 restricted stock awards were granted under the PAVmed Inc. 2014 Equity Plan, vesting as follows: 450,000 restricted stock awards vesting ratably on an annual basis over a three year period with an initial annual vesting date of May 1, 2021; and 500,000 restricted stock awards vesting on May 1, 2023. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

On March 15, 2019, a total of 700,000 restricted stock awards were granted under the PAVmed Inc. 2014 Equity Plan, vesting as follows: 233,334 restricted stock awards vested on March 15, 2020; and 466,666 restricted awards vesting on March 15, 2022. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

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

A total of 2,000,000 shares of common stock of Lucid Diagnostics Inc. are reserved for issuance under the Lucid Diagnostics Inc. 2018 Equity Plan, with 1,305,000 shares available for grant as of December 31, 2020, exclusive of 300,000 Lucid Diagnostics Inc. stock options previously granted outside the Lucid Diagnostics Inc. 2018 Equity Plan.

Lucid Diagnostics Inc. 2018 Equity Plan - Stock Options

Stock options issued and outstanding under the Lucid Diagnostics Inc. 2018 Equity Plan for the period noted is as follows:

	Number Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)
Outstanding stock options at December 31, 2018	375,000	$0.60	9.4
Granted	620,000	$1.02
Exercised	—	$—
Forfeited	—	$—
Outstanding stock options at December 31, 2019	995,000	$0.86	9.0
Granted	—	$—
Exercised	(3,333)	$1.50
Forfeited	—	$—
Outstanding stock options at December 31, 2020	991,667	$0.86	8.0
Vested and exercisable stock options at December 31, 2020	772,491	$0.83	7.9

(1)	Stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan, have a ten-year contractual term from date of grant, and vest ratably over twelve successive calendar quarters, with first vesting date in the quarter of the date of grant.

During the year ended December 31, 2020, 3,333 stock options issued under the Lucid Diagnostics Inc. 2018 Equity Plan were exercised for cash proceeds of $5, resulting in the issue of a corresponding number of shares of common stock of Lucid Diagnostics Inc.

Note 10 — Stock-Based Compensation – continued

Lucid Diagnostics Inc. 2018 Equity Plan - Restricted Stock Awards

Subsequent to December 31, 2020, on March 1, 2021, a total of 1,040,000 restricted stock awards were granted under the Lucid Diagnostics Inc. 2018 Equity Plan, with a single vesting date of March 1, 2023. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized for both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Year Ended
	December 31,
	2020	2019
General and administrative expenses	$1,582	$1,163
Research and development expenses	462	408
Total	$2,044	$1,571

The consolidated stock-based compensation expense classified in research and development expenses, as presented above, includes $65 and $174 in the years ended December 31, 2020 and 2019, respectively, recognized by Lucid Diagnostics Inc., with stock-based compensation expense recognized by Lucid Diagnostics Inc. inclusive of each of: stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan to employees of PAVmed Inc. and to non-employee consultants, with each providing services to Lucid Diagnostics Inc.; and stock options granted under the PAVmed Inc. 2014 Equity Plan to non-employee consultants providing services to Lucid Diagnostics Inc., summarized as follows for the periods noted:

	Year Ended
	December 31,
	2020	2019
Lucid Diagnostics Inc 2018 Equity Plan – research and development expenses	$52	$158
PAVmed Inc 2014 Equity Plan - research and development expenses	13	16
Total stock-based compensation expense – recognized by Lucid Diagnostics Inc	$65	$174

As of December 31, 2020, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period
PAVmed Inc. 2014 Equity Plan
Stock Options	$1,866	0.9 years
Restricted Stock Awards	$1,796	2.1 years

Lucid Diagnostics Inc. 2018 Equity Plan
Stock Options	$49	0.8 years

Note 10 — Stock-Based Compensation - continued

Stock-Based Compensation Expense - continued

The stock options granted under the PAVmed Inc. 2014 Equity Plan during the years ended December 31, 2020 and 2019, had a weighted average estimated fair value of $1.27 per share and $0.48 per share, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Year Ended December 31,
	2020	2019

Expected term of stock options (in years)	5.8	5.7
Expected stock price volatility	73%	50%
Risk free interest rate	0.5%	2.4%
Expected dividend yield	0%	0%

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed Inc. 2014 Equity Plan to non-employees in the prior year ended December 31, 2019, which was recognized under the previous provisions of ASC 505-50, was based on a weighted average estimated fair value of such stock options of $1.97 per share, calculated using Black-Scholes valuation model weighted-average assumptions of an 8.5 year contractual term, a 59% expected stock price volatility, a 2.3% risk free interest rate, and a 0% expected dividend rate.

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

The stock-based compensation expense recognized in general and administrative expense related to restricted stock awards was approximately $576 and $206 in the years ended December 31, 2020 and 2019, respectively. The stock-based compensation expense recognized in research and development expense related to restricted stock awards was $102 in the year ended December 31, 2020 (there was no stock-based compensation expense recognized in research and development expense with respect to restricted stock awards in the previous year ended December 31, 2019).

As noted above, in the year ended December 31, 2020, there were no stock-based awards granted under the Lucid Diagnostics Inc 2018 Equity Plan. In the previous year ended December 31, 2019, stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.32 per share, and was calculated using the following weighted average Black-Scholes valuation model assumptions:

Expected term of stock options (in years)	5.8
Expected stock price volatility	63%
Risk free interest rate	2.1%
Expected dividend yield	0%

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan to non-employees in the prior year ended December 31, 2019, which was recognized under the previous provisions of ASC 505-50, was based on a weighted average estimated fair value of such stock options of $0.29 per share, calculated using Black-Scholes valuation model weighted-average assumptions of a 8.8 year contractual term, a 57% expected stock price volatility, a 2.1% risk free interest rate, and a 0% expected dividend rate.

Note 10 — Stock-Based Compensation - continued

PAVmed Inc. Employee Stock Purchase Plan (“ESPP”)

The PAVmed Inc. Employee Stock Purchase Plan (“PAVmed Inc. ESPP”), adopted by the Company’s board of directors effective April 1, 2019, provides eligible employees the opportunity to purchase shares of PAVmed Inc. common stock through payroll deductions during six month periods, wherein the purchase price per share of common stock is the lower of 85% of the quoted closing price per share of PAVmed Inc. common stock at the beginning or end of each six month share purchase period.

The PAVmed Inc. ESPP share purchase dates are March 31 and September 30. On each of the March 31, 2020 and September 30, 2020 ESPP purchase dates, 154,266 and 152,289 shares of PAVmed Inc. common stock were issued for proceeds of approximately $126 and $231, respectively; and in the previous year, on the initial September 30, 2019 ESPP purchase date, 82,772 shares of PAVmed Inc. common stock were issued for proceeds of approximately $67.

As of December 31, 2020, the PAVmed Inc. ESPP has a total reservation of 750,000 shares of common stock of PAVmed Inc., with 360,673 shares available-for-issue, inclusive of the supplemental share reservation increase of an additional 500,000 shares, approved by the PAVmed Inc. board of directors on March 12, 2020, and approved at the PAVmed Inc. 2020 annual meeting of stockholders on July 24, 2020, and re-approved at a PAVmed Inc. special meeting of stockholders on March 4, 2021. A discussion of the PAVmed Inc. special meeting of stockholders is presented in Note 7, Commitments and Contingencies - Legal Proceedings.

Note 11 - Preferred Stock

The Company is authorized to issue 20 million shares of its preferred stock, par value of $0.001 per share, with such designation, rights, and preferences as may be determined by the Company’s board of directors.

Series B Convertible Preferred Stock

As of December 31, 2020 and 2019, there were 1,228,075 and 1,158,209 shares of Series B Convertible Preferred Stock (classified in permanent equity) issued and outstanding, respectively. During the year ended December 31, 2020 and 2019, a total of 94,866 and 88,268 shares, respectively, were issued in settlement of Series B Convertible Preferred Stock dividends declared in the respective year ended December 31, 2020 and 2019, as such dividends are discussed below. Additionally, in March 2020, at the election of the holder, 25,000 shares of Series B Convertible Preferred Stock were converted into a corresponding number of shares of common stock of the Company.

The Series B Convertible Preferred Stock is issued pursuant to the PAVmed Inc. Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock Certificate of Designation”), has a par value of $0.001 per share, no voting rights, a stated value of $3.00 per share, and is immediately convertible upon its issuance. At the holders’ election, a share of Series B Convertible Preferred Stock is convertible into a share of common stock of the Company at a common stock conversion exchange factor equal to a numerator and denominator of $3.00, with each such numerator and denominator not subject to further adjustment, except for the effect of stock dividends, stock splits or similar events affecting the Company’s common stock. The Series B Convertible Preferred Stock shall not be redeemed for cash and under no circumstances shall the Company be required to net cash settle the Series B Convertible Preferred Stock.

The Series B Convertible Preferred Stock Certificate of Designation provides for dividends at a rate of 8% per annum based on the $3.00 per share stated value of the Series B Convertible Preferred Stock, with such dividends compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s board of directors, with the dividends earned from April 1, 2018 through October 1, 2021 payable-in-kind (“PIK”) by the issue of additional shares of Series B Convertible Preferred Stock. The dividends may be settled after October 1, 2021, at the option of the Company, through any combination of the issue of shares of Series B Convertible Preferred Stock, the issue shares of common stock of the Company, and /or cash payment.

The Series B Convertible Preferred Stock dividends earned are included in the calculation of basic and diluted net loss attributable to PAVmed Inc. common stockholders for each of the corresponding periods presented. Notwithstanding, the Series B Convertible Preferred Stock dividends are recognized as a dividend payable only upon the dividend being declared payable by the Company’s board of directors.

During the year ended December 31, 2020, the Company’s board-of-directors declared an aggregate of approximately $284 of Series B Convertible Preferred Stock dividends, earned as of each of December 31, 2019, March 31, 2020, June 30, 2020, and September 30, 2020, which have been settled by the issue of an additional aggregate 94,866 shares of Series B Convertible Preferred Stock.

During the prior year ended December 31, 2019, the Company’s board-of-directors declared an aggregate of approximately $265 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2018, March 31, 2019, June 30, 2019, and September 30, 2019, which were settled by the issue of an additional aggregate 88,268 shares of Series B Convertible Preferred Stock.

Subsequent to December 31, 2020, in January 2021, the Company’s board-of-directors declared a Series B Convertible Preferred Stock dividend earned as of December 31, 2020 and payable as of January 1, 2021, of approximately $73 to be settled by the issue of an additional 24,198 shares of Series B Convertible Preferred Stock (with such dividend not recognized as a dividend payable as the Company’s board of directors had not declared such dividends payable as of December 31, 2020).

Note 12 — Stockholders’ Equity, Common Stock Purchase Warrants, and Noncontrolling Interest

Common Stock

The Company is authorized to issue up to 150 million shares of its common stock, par value of $0.001 per share, inclusive of an increase of 50 million shares approved by the Company’s stockholders at their July 24, 2020 annual meeting. There were 63,819,935 and 40,478,861 shares of common stock issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.

Year Ended December 31, 2020

●	During 2020, a total of 10,647,500 shares of common stock of the Company were issued for gross proceeds of approximately $17,036, before a total placement agent fee and expenses of approximately $1,004, and total offering costs of approximately $100. The shares of common stock were issued in two registered direct offerings pursuant to a respective Prospectus Supplement dated December 11, 2020 and December 18, 2020, each with respect to the Company’s effective shelf registration statement on Form S-3 (File No. 333-248709).

●	In 2020, a total of 10,929,202 shares of common stock of the Company were issued upon partial conversions of each of the December 2018 Senior Convertible Note and the November 2019 Senior Convertible Notes, as discussed in Note 9, Outstanding Debt.

●	In 2020, 306,555 shares of common stock were purchased by employees through participation in the PAVmed Inc. Employee Stock Purchase Plan, as discussed in Note 10, Stock-Based Compensation.

Subsequent to December 31, 2020, in January 2021, 667,668 shares of the Company’s common stock were issued upon conversion, at the election of the holder, of the November 2019 Senior Convertible Note remaining face value principal of approximately $956 along with approximately $7 of interest thereon, as discussed in Note 9, Outstanding Debt.

Subsequent to December 31, 2020, on January 5, 2021, a total of 6,000,000 shares of common stock of the Company were issued for gross proceeds of approximately $13,440, before a placement agent fee and expenses of approximately $951, and offering costs incurred by the Company of approximately $70. The shares of common stock were issued in a registered direct offering pursuant to a Prospectus Supplement dated January 5, 2021 with respect to the Company’s effective shelf registration statement on Form S-3 (File No. 333-248709).

Subsequent to December 31, 2020, on February 23, 2021, a total of 9,782,609 shares of common stock of the Company were issued for proceeds of approximately $41,626, before underwriter expenses of approximately $50, and offering costs incurred by the Company of approximately $360. The shares of common stock were issued in an underwritten registered offering pursuant to a final Prospectus Supplement dated February 23, 2021, with respect to the Company’s effective shelf registration statement on Form S-3 (File No. 333-248709 and File No. 333-253384).

Subsequent to December 31, 2020, as of March 12, 2021, a total of 773,842 Series Z Warrants were exercised for cash at a $1.60 per share of common stock of the Company, resulting in the issue of a corresponding number of shares of common stock of the Company. The Series Z Warrants are discussed herein below.

Year Ended December 31, 2019

●	During 2019, a total of 5,480,000 shares of common stock of the Company were issued for gross proceeds of approximately $5,480, before placement agent fees and expenses of approximately $67, and total offering costs of $34. The shares of common stock were issued in three registered direct offerings pursuant to respective Prospectus Supplement dated April 12, 2019, May 8, 2019, and June 25, 2019, each with respect to the Company’s effective shelf registration statement on Form S-3 (File No. 333-220549).

●	In 2019, a total of 7,773,110 shares of common stock of the Company were issued upon conversions of the December 2018 Senior Convertible Note, as discussed in Note 9, Outstanding Debt.

●	In 2019, 82,772 shares of common stock were purchase by employees through participation in the PAVmed Inc. Employee Stock Purchase Plan, as discussed in Note 10, Stock-Based Compensation.

Note 12 — Stockholders’ Equity, Common Stock Purchase Warrants, and Noncontrolling Interest

Common Stock Purchase Warrants

The common stock purchase warrants (classified in permanent equity) outstanding as of the dates indicated are as follows:

	Common Stock Purchase Warrants Issued and Outstanding at
		Weighted		Weighted
	December 31,	Average Exercise	December 31,	Average Exercise	Expiration
	2020	Price /Share	2019	Price/Share	Date
Series Z Warrants	16,814,939	$1.60	16,815,039	$1.60	April 2024
UPO - Series Z Warrants	53,000	$1.60	53,000	$1.60	January 2022
Series W Warrants	381,818	$5.00	381,818	$5.00	January 2022
Series S Warrants	—	$—	1,199,383	$0.01	June 2032
Total	17,249,757	$1.68	18,449,240	$1.57

In the year ended December 31, 2020, 1,199,383 Series S Warrants and 100 Series Z Warrants were exercised for cash at their respective exercise price per share, resulting in the issue of a corresponding number of shares of common stock of the Company. Additionally, subsequent to December 31, 2020, as of March 12, 2021, a total of 773,842 Series Z Warrants were exercised for cash at their exercise price per share, resulting in the issue of a corresponding number of shares of common stock of the Company.

Series Z Warrants

A Series Z Warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $1.60 per share, and expire after the close of business on April 30, 2024, if not earlier redeemed by the Company, as discussed below. The Series Z Warrant exercise price is not subject-to adjustment, unless by action of the PAVmed Inc. board of directors, or the effect of stock dividends, stock splits or similar events affecting the common stock of the Company. Under no circumstances will the Company be required to net cash settle the Series Z Warrants, nor to pay any liquidated damages in lieu of delivery of shares of common stock of the Company resulting from a failure to satisfy any obligations under the Series Z Warrant.

The Company may redeem the Series Z Warrants, at the Company’s option, in whole or in part, at a price of $0.01 per Series Z Warrant at any time while the Series Z Warrants are exercisable, upon a minimum of 30 days’ prior written notice of redemption, if, and only if, the volume weighted average closing price of the common stock of the Company equals or exceeds $9.00 (subject to adjustment) for any 20 out of 30 consecutive trading days ending three business days before the Company issues its notice of redemption, and provided the average daily trading volume in the common stock of the Company during such 30-day period is at least 20,000 shares per day; and if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such Series Z Warrants.

Series W Warrants

A Series W Warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $5.00 per share, and expire after the close of business on January 29, 2022, if not earlier redeemed by the Company, as discussed below. The Series W Warrant exercise price is not subject-to adjustment, unless by action of the PAVmed Inc. board of directors, or the effect of stock dividends, stock splits or similar events affecting the common stock of the Company. Under no circumstances will the Company be required to net cash settle the Series W Warrants, nor to pay any liquidated damages in lieu of delivery of shares of common stock of the Company resulting from a failure to satisfy any obligations under the Series W Warrant.

The Company may redeem the Series W Warrants (other than those outstanding prior to the Company’s initial public offering (“IPO”) held by the Company’s management, founders, and members thereof, but including the warrants held by the initial investors), at the Company’s option, in whole or in part, at a price of $0.01 per warrant, at any time while the warrants are exercisable; upon a minimum of 30 days’ prior written notice of redemption; if, and only if, the volume weighted average price of the Company’s common stock equals or exceeds $10.00 (subject-to adjustment) for any 20 consecutive trading days ending three business days before the Company issues its notice of redemption, and provided the average daily trading volume in the stock is at least 20,000 shares per day; and, if, and only if, there is a current registration statement in effect with respect to the shares of common stock of the Company underlying such warrants. The right to exercise will be forfeited unless the Series W Warrants are exercised prior to the date specified in the notice of redemption. On and after the redemption date, a record holder of an Series W Warrant will have no further rights except to receive the redemption price for such holder’s Series W Warrant upon its surrender.

Note 12 — Stockholders’ Equity, Common Stock Purchase Warrants, and Noncontrolling Interest - continued

Noncontrolling Interest (“NCI”)

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is with respect to the Company’s majority-owned subsidiaries Lucid Diagnostics Inc. and Solys Diagnostics Inc., summarized for the periods indicated as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
NCI - equity (deficit) - beginning of period	$(814)	$(161)
Minority Interest investment -Solys Diagnostics Inc.	—	889
Minority Interest share subscription receivable - Solys Diagnostics Inc.	—	(889)
Lucid Diagnostics Inc. 2018 Equity Plan stock option exercise	5	—
Net loss attributable to NCI - Lucid Diagnostics Inc.	(1,503)	(801)
Net loss attributable to NCI - Solys Diagnostics Inc.	(109)	(10)
Stock-based compensation expense - Lucid Diagnostics Inc. 2018 Equity Plan	52	158
NCI - equity (deficit) - end of period	$(2,369)	$(814)

Lucid Diagnostics Inc.

As of December 31, 2020 and 2019, there were 10,003,333 and 10,000,000 shares of common stock of Lucid Diagnostics Inc. issued and outstanding, respectively. PAVmed Inc. holds 8,187,499 shares of the common stock of Lucid Diagnostics Inc., as of December 31, 2020 and 2019, representing a majority equity ownership interest of 81.85% and 81.875%, respectively, and has a controlling financial interest. The minority equity ownership interest of the Lucid Diagnostics Inc. common stock includes: 943,464 shares held by CWRU, 289,679 shares held by each of the three individual physician inventors of the intellectual property underlying the CWRU License Agreement (as such license agreement is discussed in Note 3, Agreements Related to Acquired Intellectual Property Rights), as of December 31, 2020 and 2019; and 3,333 shares held by an unrelated third-party consultant as of December 31, 2020, upon the exercise for cash at $1.50 per share of a corresponding number of stock options issued under the Lucid Diagnostics Inc. 2018 Equity Plan in January 2020 (as such equity plan is discussed in Note 10, Stock-Based Compensation).

As of December 31, 2020 and 2019, Lucid Diagnostics Inc. is a consolidated majority-owned subsidiary of the Company, and a corresponding noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the consolidated balance sheet as of December 31, 2020 and 2019, along with the recognition of a net loss attributable to the NCI in the consolidated statement of operations in the year ended December 31, 2020 and 2019.

Solys Diagnostics Inc.

As of December 31, 2020 and 2019, there were 9,189,190 shares of common stock of Solys Diagnostics Inc. issued and outstanding, of which PAVmed Inc. holds a 90.3235% majority-interest ownership and has a controlling financial interest, with the remaining 9.6765% minority-interest ownership held by unrelated third parties. Accordingly, Solys Diagnostics Inc. is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the consolidated balance sheet as of December 31, 2020 and 2019, along with the recognition of a net loss attributable to the NCI in the consolidated statement of operations in the years ended December 31, 2020 and 2019.

Note 13 — Income Taxes

Income tax (benefit) expense for respective periods noted is as follows:

	Year Ended December 31,
	2020	2019
Current
Federal, State and Local	$—	$—
Deferred
Federal	(4,571)	(3,342)
State and Local	(4,147)	(4,808)
	(8,718)	(8,150)
Less: Valuation allowance reserve	8,718	8,150
	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the respective period noted is as follows:

	Year Ended December 31,
	2020	2019

U.S. federal statutory rate	21.0%	21.0%
U.S. state and local income taxes, net of federal benefit	9.9%	14.2%
Permanent differences	(5.8)%	(3.5)%
Other	(0.8)%	15.5%
Valuation allowance	(24.3)%	(47.2)%
Effective tax rate	—%	—%

The tax effects of temporary differences which give rise to the net deferred tax assets for the respective period noted is as follows:

	Year Ended December 31,
	2020	2019
Deferred Tax Assets
Net operating loss	$21,836	$14,060
Non-deductible interest expense	517	357
Debt issue costs	205	285
Stock-based compensation expense	1,901	1,213
Patent licenses	14	14
Research and development tax credit carryforwards	396	396
Accrued expenses	552	371
Section 195 deferred start-up costs	24	28
Deferred tax assets	$25,445	$16,724

Deferred Tax Liabilities
Depreciation	(19)	(16)
Deferred Tax Liabilities	$(19)	$(16)

Deferred tax assets, net of deferred tax liabilities	25,426	16,708
Less: valuation allowance	(25,426)	(16,708)
Deferred tax assets, net after valuation allowance	$—	$—

Deferred tax assets and deferred tax liabilities resulting from temporary differences are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of the change in the tax rate is recognized as income or expense in the period the change in tax rate is enacted.

Note 13 — Income Taxes - continued

As required by FASB ASC Topic 740, Income Taxes, (“ASC 740), a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. Accordingly, the Company evaluated the positive and negative evidence bearing upon the estimated realizability of the net deferred tax assets, and based on the Company’s history of operating losses, concluded it is more-likely-than-not the deferred tax assets will not be realized, and therefore recognized a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, as of December 31, 2020 and 2019.

The Company has total estimated federal and state net operating loss (“NOL”) carryforward of approximately $63 million and $40.0 million as of December 31, 2020 and 2019, respectively, which is available to reduce future taxable income, of which approximately $13.8 million have statutory expiration dates commencing in 2035, and approximately $49.2 million which do not have a statutory expiration date. The Company has not yet conducted a formal analysis and the NOL carryforward may be subject-to limitation under U.S. Internal Revenue Code (“IRC”) Section 382 (provided there was a greater than 50% ownership change, as computed under such IRC Section 382). The State and Local NOL carryforwards of approximately $63.0 million have statutory expiration dates commencing in 2035. The Company has total estimated research and development (“R&D”) tax credit carryforward of approximately $0.4 million as of December 31, 2020 which are available to reduce future tax expense and have statutory expiration dates commencing in 2035.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the pandemic resulting from the outbreak of a novel strain of a coronavirus designated as the “Severe Acute Respiratory Syndrome Coronavirus 2” - or “SARS-CoV-2”. The pandemic resulting from SARS-CoV-2 is commonly referred to by its resulting illness of “coronavirus disease-2019” (“COVID-19”), and is referred to herein as the COVID-19 pandemic.

Among other provisions, the CARES Act increases the limitation on the allowed business interest expense deduction from 30 percent to 50 percent of adjusted taxable income for tax years beginning January 1, 2019 and 2020 and allows businesses to immediately expense the full cost of Qualified Improvement Property, retroactive to tax years beginning on or after January 1, 2018. Additionally, the CARES Act permits net operating loss carryovers (“NOLs”) and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. While the Company is currently evaluating the impact of these CARES Act provisions, it is not expected, at this time, to have a material impact on the consolidated income tax provision.

The Company files income tax returns in the United States in federal and applicable state and local jurisdictions. The Company’s tax filings for the years 2017 and thereafter each remain subject to examination by taxing authorities. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company has not recognized any penalties or interest related to its income tax provision.

Note 14 — Loss Per Share

The “Net loss per share - attributable to PAVmed Inc. - basic and diluted” and “Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted” - for the respective periods indicated - is as follows:

	Year Ended December 31,
	2020	2019
Numerator
Net loss - before noncontrolling interest	$(35,888)	$(17,268)
Net loss attributable to noncontrolling interest	1,612	811
Net loss - as reported, attributable to PAVmed Inc.	$(34,276)	$(16,457)

Series B Convertible Preferred Stock dividends – earned(1)	$(287)	$(270)

Net loss attributable to PAVmed Inc. common stockholders	$(34,563)	$(16,727)

Denominator
Weighted average common shares outstanding, basic and diluted(2)	47,432,115	30,197,458

Loss per share
Basic and diluted
Net loss - as reported, attributable to PAVmed Inc.	$(0.72)	$(0.54)
Net loss attributable to PAVmed Inc. common stockholders	$(0.73)	$(0.55)

The common stock equivalents have been excluded from the computation of diluted weighted average shares outstanding as their inclusion would be anti-dilutive, are as follows:

	December 31,
	2020	2019
PAVmed Inc. 2014 Equity Plan stock options and restricted stock awards	8,215,195	5,903,529
Unit purchase options - as to shares of common stock	53,000	53,000
Unit purchase options - as to shares underlying Series Z Warrants	53,000	53,000
Series Z Warrants	16,814,939	16,815,039
Series W Warrants	381,818	381,818
Series B Convertible Preferred Stock(3)	1,228,075	1,158,209
Total	26,746,027	24,364,595

(1)	The Series B Convertible Preferred Stock dividends earned as of the each of the respective periods noted, are included in the calculation of basic and diluted net loss attributable to PAVmed Inc. common stockholders for each respective period presented.

(2)	Basic weighted-average number of shares of common stock outstanding for the years ended December 31, 2020 and 2019 include the shares of the Company issued and outstanding during the years ended December 31, 2020 and December 31, 2019, each on a weighted average basis. The basic weighted average number of shares outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive.

(3)	If converted, at the election of the holder, the shares of Series B Convertible Preferred Stock issued and outstanding would result in a corresponding number of additional outstanding shares of common stock of the Company.

