Form 10-Q
period 2021-03-31
PAVmed Inc.
filed 2021-05-17
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2021

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

As of May 14, 2021, there were 83,869,061 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data)

(unaudited)

	March 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$48,546	$17,256
Prepaid expenses, deposits, and other current assets	1,962	1,685
Total current assets	50,508	18,941
Other assets	861	837
Total assets	$51,369	$19,778
Liabilities, Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,896	$2,966
Accrued expenses and other current liabilities	1,133	2,325
CARES Act Paycheck Protection Program note payable	300	300
Senior Secured Convertible Notes - at fair value	—	10,060
Senior Convertible Note - at fair value	—	4,600
Total liabilities	3,329	20,251
Commitments and contingencies (Note 4)	—	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding 1,241,438 at March 31, 2021 and 1,228,075 shares at December 31, 2020	2,587	2,537
Common stock, $0.001 par value. Authorized, 150,000,000 shares; issued and outstanding, 81,424,744 shares at March 31, 2021 and 63,819,935 shares at December 31, 2020	81	64
Additional paid-in capital	145,396	87,570
Accumulated deficit	(97,778)	(88,275)
Total PAVmed Inc. Stockholders’ Equity (Deficit)	50,286	1,896
Noncontrolling interests	(2,246)	(2,369)
Total Stockholders’ Equity (Deficit)	48,040	(473)
Total Liabilities and Stockholders’ Equity (Deficit)	$51,369	$19,778

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$—	$—
Operating expenses:
Sales and marketing	1,387	385
General and administrative	3,375	2,240
Research and development	3,315	2,628
Total operating expenses	8,077	5,253
Loss from operations	(8,077)	(5,253)
Other income (expense):
Interest expense	—	(52)
Change in fair value - Senior Secured Convertible Notes and Senior Convertible Note	1,682	(8,008)
Offering costs - Senior Secured Convertible Note and Senior Convertible Note	—	(410)
Debt extinguishments loss - Senior Secured Convertible Notes	(3,715)	(1,188)
Other income (expense), net	(2,033)	(9,658)
Loss before provision for income tax	(10,110)	(14,911)
Provision for income taxes	—	—
Net loss before noncontrolling interests	(10,110)	(14,911)
Net loss attributable to the noncontrolling interests	679	436
Net loss attributable to PAVmed Inc.	(9,431)	(14,475)

Less: Series B Convertible Preferred Stock dividends earned	(75)	(70)

Net loss attributable to PAVmed Inc. common stockholders	$(9,506)	$(14,545)
Per share information:

Net loss per share attributable to PAVmed Inc. - basic and diluted	$(0.13)	$(0.33)
Net loss per share attributable to PAVmed Inc. common stockholders – basic and diluted	$(0.13)	$(0.33)

Weighted average common shares outstanding, basic and diluted	73,954,126	43,499,714

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2021

(in thousands except number of shares and per share data)

(unaudited)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2020	1,228,075	$2,537	63,819,935	$64	$87,570	$(88,275)	$(2,369)	$(473)
Series B Convertible Preferred Stock dividends declared	24,198	72	—	—	—	(72)	—	—
Issue common stock – conversion Series B Convertible Preferred Stock	(10,835)	(22)	10,835	—	22	—	—	—
Issue common stock – registered offerings, net	—	—	15,782,609	16	53,688	—	—	53,704
Issue common stock – exercise Series Z warrants	—	—	860,217	1	1,375	—	—	1,376
Issue common stock upon partial conversions of Senior Secured Convertible Note	—	—	667,668	—	1,723	—	—	1,723
Issue common stock – PAVmed Inc. 2014 Equity Plan stock option exercises	—	—	80,000	—	80	—	—	80
Issue common stock - Employee Stock Purchase Plan	—	—	203,480	—	304	—	—	304
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	631	—	—	631
Stock-based compensation - majority-owned subsidiary	—	—	—	—	3	—	802	805
Loss	—	—	—	—	—	(9,431)	(679)	(10,110)
Balance at March 31, 2021	1,241,438	$2,587	81,424,744	$81	$145,396	$(97,778)	$(2,246)	$48,040

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC .

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2020

(in thousands except number of shares and per share data)

(unaudited)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2019	1,158,209	$2,296	40,478,861	$41	$47,554	$(53,715)	$(814)	$(4,638)
Issue common stock – upon partial conversions of Senior Secured Convertible Note	—	—	2,042,901	2	2,831	—	—	2,833
Issue common stock – Employee Stock Purchase Plan	—	—	154,266	—	126	—	—	126
Issue common stock – exercise Series S warrants	—	—	1,199,383	1	11	—	—	12
Issue common stock – conversion Series B Convertible Preferred Stock	(25,000)	(43)	25,000	—	43	—	—	—
Series B Convertible Preferred Stock dividends declared	23,182	69	—	—	—	(69)	—	—
Vesting of restricted stock awards	—	—	233,334	—	—	—	—	—
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	328	—	—	328
Issue common stock – majority-owned subsidiary exercise of stock options	—	—	—	—	—	—	5	5
Stock-based compensation - majority-owned subsidiary	—	—	—	—	3	—	13	16
Loss	—	—	—	—	—	(14,475)	(436)	(14,911)

Balance at March 31, 2020	1,156,391	$2,322	44,133,745	$44	$50,896	$(68,259)	$(1,232)	$(16,229)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss - before noncontrolling interest (“NCI”)	$(10,110)	$(14,911)

Adjustments to reconcile net loss - before NCI to net cash used in operating activities
Depreciation expense	12	3
Stock-based compensation	1,436	344
Change in fair value - Senior Secured Convertible Notes and Senior Convertible Note	(1,682)	8,008
Debt extinguishment loss - Senior Secured Convertible Notes and Senior Convertible Note	3,715	1,188

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(277)	(364)
Accounts payable	(1,070)	1,804
Accrued expenses and other current liabilities	(1,192)	137
Net cash flows used in operating activities	(9,168)	(3,791)

Cash flows from investing activities
Purchase of equipment	(36)	(2)
Net cash flows used in investing activities	(36)	(2)

Cash flows from financing activities
Proceeds – issue of common stock – registered offerings	55,016	—
Payment – offering costs – registered offerings	(1,312)	—
Proceeds – issue of Senior Convertible Note	—	6,300
Payment – repayment of Senior Convertible Note and Senior Secured Convertible Note	(14,816)	—
Payment – Senior Convertible Note and Senior Secured Convertible Note – non-installment payments	(154)	(138)
Proceeds – exercise of Series Z warrants	1,376	—
Proceeds – exercise of Series S Warrants	—	12
Proceeds – issue common stock – Employee Stock Purchase Plan	304	126
Proceeds – exercise of stock options	80	—
Proceeds – exercise of stock options issued under equity incentive plan of majority owned subsidiary	—	5
Net cash flows provided by financing activities	40,494	6,305
Net increase (decrease) in cash	31,290	2,512
Cash, beginning of period	17,256	6,219
Cash, end of period	$48,546	$8,731

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

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

The ability of the Company to generate revenue depends upon the Company’s ability to successfully advance the commercialization of EsoGuard and CarpX while also completing the development and the necessary regulatory approvals of its other products and services. In this regard:

●	EsoCheck has received 510(k) marketing clearance from the FDA as an esophageal cell collection device in June 2019;

●	EsoGuard completed the certification required by the Clinical Laboratory Improvement Amendment (“CLIA”) and accreditation of the College of American Pathologists (“CAP”) making it commercially available as a Laboratory Developed Test (“LDT”) at LUCID’s contract diagnostic laboratory service provider in California in December 2019; and,

●	CarpX, developed as a patented, single-use, disposable, minimally invasive device designed as a precision cutting tool to treat carpal tunnel syndrome while reducing recovery times, received 510(k) marketing clearance from the FDA in April 2020 with the first commercial procedure successfully performed in December 2020.

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

Financial Condition

The Company has financed its operations principally through the public and private issuances of its common stock, preferred stock, common stock purchase warrants, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. The Company expects to continue to experience recurring losses from operations, and will continue to fund its operations with debt and equity financing transactions. Notwithstanding, however, together with the cash on-hand as of March 31, 2021, the Company expects to be able to fund its future operations for one year from the date of the issue of the Company’s unaudited condensed consolidated financial statements, as included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

Note 2 — Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 15, 2021, except as otherwise noted herein below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company holds a majority ownership interest and has controlling financial interest in Lucid Diagnostics Inc. and Solys Diagnostics Inc., with the corresponding noncontrolling interest included as a separate component of consolidated stockholders’ equity (deficit), including the recognition in the consolidated statement of the net loss attributable to the noncontrolling interest based on the respective minority ownership interest of each respective entity.

The condensed consolidated balance sheet as of March 31, 2021, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at such date but does not include all the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial information.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related consolidated financial information should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021.

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

Note 2 — Summary of Significant Accounting Policies - continued

Recently Adopted Accounting Standards

In August 2020, the FASB issued its Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company’s adoption of the ASU 2020-06 guidance as of January 1, 2021, had no effect on its unaudited condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12,“Income Taxes: Simplifying the Accounting for Income Taxes”, (“ASU 2019-12”). The guidance of ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods, and adds revised guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. Adoption of the guidance of ASU 2019-12 is required for annual and interim financial statements beginning after December 15, 2020. The Company’s adoption of the ASU 2019-12 guidance as of January 1, 2021 had no effect on the Company’s unaudited condensed consolidated financial statements.

Note 3 — Related Party Transactions

The Company’s majority-owned subsidiary Lucid Diagnostics entered into a patent license agreement with Case Western Reserve University (“CWRU” and “CWRU License Agreement”) in May 2018. In connection with the CWRU License Agreement, CWRU and each of the three physician inventors of the intellectual property licensed under the CWRU License Agreement hold minority equity ownership interests in Lucid Diagnostics Inc. During the three months ended March 31, 2021 and 2020, the Company incurred expenses with respect to CWRU and the three physician inventors, summarized as follows:

	For the three months ended March 31,
	2021	2020
CWRU License Agreement – reimbursement of patent legal fees	$—	$32
EsoCheck devices provided to CWRU	—	15
Fees - Physician Inventors’ consulting agreements	13	38
Stock-based compensation expense - Physician Inventors’ stock options and restricted stock awards	97	6
Total Related Party Expenses	$110	$91

Lucid Diagnostics Inc. entered into consulting agreements with each of the three physician inventors of the intellectual property licensed under the CWRU License Agreement, providing for compensation on a contractual rate per hour for consulting services provided. The consulting agreements have a thirty-six month term ending May 12, 2021. Additionally, each of the three physician inventors were granted stock options under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan and were granted stock options and restricted stock awards under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan.

As of March 31, 2021, the Company has payables of $27 for such related party transactions.

See Note 7, Stock-Based Compensation, for information regarding each of the “PAVmed Inc. 2014 Long-Term Incentive Equity Plan” and the separate “Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan”; and Note 10, Noncontrolling Interest, for a discussion of Lucid Diagnostics Inc. and the corresponding noncontrolling interests.

Note 4 — Commitment and Contingencies

Legal Proceedings

In November 2020, a stockholder of the Company, on behalf of himself and other similarly situated stockholders, filed a complaint in the Delaware Court of Chancery alleging broker non-votes were not properly counted in accordance with the Company’s bylaws at the Company’s Annual Meeting of Stockholders on July 24, 2020, and, as a result, asserted certain matters deemed to have been approved were not so approved (including matters relating to the increase in the size of the 2014 Equity Plan and the ESPP). The relief sought under the complaint includes certain corrective actions by the Company, but does not seek any specific monetary damages. The Company does not believe it is clear the prior approval of these matters is invalid or otherwise ineffective. However, to avoid any uncertainty and the expense of further litigation, on January 5, 2021, the Company’s Board of Directors determined it would be advisable and in the best interests of the Company and its stockholders to re-submit these proposals to the Company’s stockholders for ratification and/or approval. In this regard, the Company held a special meeting of stockholders on March 4, 2021, at which such matters were ratified and approved. The parties have reached agreement on a proposed term sheet to settle the complaint, the terms of which do not contemplate payment of monetary damages to the putative class in the proceeding. The settlement of the complaint is pending and is subject to court approval.

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

Patent License Agreement – Case Western Reserve University

The CWRU License Agreement requires Lucid Diagnostics Inc. to achieve certain milestones with respect to regulatory filings and clearances and commercialization of products and services. If Lucid Diagnostics Inc. does not meet the remaining commercialization and regulatory clearance milestones listed in the CWRU License Agreement, then CWRU has the right, in its sole discretion, to require PAVmed Inc. to transfer to CWRU 80% of the shares of common stock of Lucid Diagnostics Inc. then held by PAVmed Inc. Additionally, Lucid Diagnostics Inc. is required to pay a minimum annual royalty of a percentage of recognized net sales revenue resulting from the commercialization of the products and /or services developed using the CWRU License Agreement intellectual property, with the minimum amount of royalty payments based on net sales of such products and services, if any.

Note 5 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting dates noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using(1)
	Level-1	Level-2	Level-3
	Inputs	Inputs	Inputs	Total
March 31, 2021
Senior Secured Convertible Note - November 2019	$—	$—	$—	$—
Senior Convertible Note - April 2020	$—	$—	$—	$—
Senior Secured Convertible Note – August 2020	$—	$—	$—	$—
Totals	$—	$—	$—	$—

December 31, 2020
Senior Secured Convertible Note - November 2019	$—	$—	$1,270	$1,270
Senior Convertible Note - April 2020	$—	$—	$4,600	$4,600
Senior Secured Convertible Note – August 2020	$—	$—	$8,790	$8,790
Totals	$—	$—	$14,660	$14,660

(1)	As noted above, as presented in the fair value hierarchy table, Level-1 represents quoted prices in active markets for identical items, Level-2 represents significant other observable inputs, and Level-3 represents significant unobservable inputs.

The Senior Secured Convertible Note dated August 6, 2020, the Senior Convertible Note dated April 30, 2020, the Senior Secured Convertible Note (Series-A and Series-B), dated November 19, 2019, and the Senior Secured Convertible Note dated December 27, 2018, were each accounted for under the fair value option (“FVO”) election, wherein, each of the convertible notes were initially measured at their respective issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with the resulting fair value adjustment recognized as other income (expense) in the unaudited condensed consolidated statement of operations.

There were no fair value measurements as of March 31, 2021 as each of the convertible notes were repaid-in-full as of March 31, 2020 (as discussed herein below in Note 6, Debt). The estimated fair value of each of the convertible notes as of December 31, 2020, were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, and were therefore classified within the Level 3 category, as the fair value was determined using both observable inputs and unobservable inputs. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

The estimated fair values reported utilized the Company’s common stock price along with certain Level 3 inputs, as discussed above, in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models /analyses, including the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the Company’s common stock price. Changes in these assumptions can materially affect the estimated fair values.

Note 6 — Debt

Convertible Notes

The fair value and face value principal of outstanding convertible notes as of March 31, 2021 and December 31, 2020 was as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
November 2019 Senior Secured Convertible Note	September 30, 2021	7.875%	$1.60	$—	$—
April 2020 Senior Convertible Note	April 30, 2022	7.875%	$5.00	$—	$—
August 2020 Senior Secured Convertible Note	August 6, 2022	7.875%	$5.00	$—	$—
Balance - March 31, 2021(1)				$—	$—
November 2019 Senior Secured Convertible Note	September 30, 2021	7.875%	$1.60	$956	$1,270
April 2020 Senior Convertible Note	April 30, 2022	7.875%	$5.00	$4,111	$4,600
August 2020 Senior Secured Convertible Note	August 6, 2022	7.875%	$5.00	$7,750	$8,790
Balance - December 31, 2020				$12,817	$14,660

(1)	As discussed below, during the three months ended March 31, 2021 all remaining convertible notes were repaid, including: the November 2019 Senior Convertible Note being repaid-in-full as of January 5, 2021; and both the April 2020 Senior Convertible Note and the August 2020 Senior Convertible Note were repaid-in-full as of March 2, 2021.

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

The November 2019 Senior Convertible Note was repaid-in-full as of January 5, 2021, with the remaining principal balance of approximately $956, along with the payment of interest thereon of approximately $7, were settled with the issuance of 667,668 shares common stock of the Company, with a fair value of approximately $1,723 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

Note 6 — Debt - continued

Convertible Notes - continued

Senior Convertible Note issued April 30, 2020 - (“April 2020 Senior Convertible Note”)

The Company issued a Senior Convertible Note dated April 30, 2020, with a face value principal of approximately $4,111, a stated interest rate of 7.875% per annum, and, at the election of the holder, was convertible into shares of common stock of the Company at a contractual conversion price of $5.00 per share - the “April 2020 Senior Convertible Note”. In the three months ended March 31, 2021, approximately $52 of non-installment payments were paid in cash. There were no such payments in the corresponding period of the prior year. The outstanding face value principal of the April 2020 Senior Convertible Note was repaid-in-full in March 2021, as discussed herein below.

Senior Secured Convertible Note issued August 6, 2020 - (“August 2020 Senior Convertible Note”)

The Company issued a Senior Secured Convertible Note dated August 6, 2020, with a face value principal of approximately $7,750, a stated interest rate of 7.875% per annum, and, at the election of the holder, was convertible into shares of common stock of the Company at a contractual conversion price of $5.00 per share - the “August 2020 Senior Convertible Note”. In the three months ended March 31, 2021, approximately $102 of non-installment payments were paid in cash. There were no such payments in the corresponding period of the prior year. The outstanding face value principal of the April 2020 Senior Convertible Note was repaid-in-full in March 2021, as discussed herein below.

Principal Repayments - April 2020 Senior Convertible Note and August 2020 Senior Convertible Note

On January 30, 2021, the Company paid in cash a $350 partial principal repayment of the April 2020 Senior Convertible Note; and on March 2, 2021, the Company paid in cash a total of $14,466 of principal repayments, resulting in both the April 2020 Senior Convertible Note and the August 2020 Senior Convertible Note being repaid-in-full as of such date. The Company recognized a debt extinguishment loss of approximately $2,955 in the three months ended March 31, 2021 in connection with the repayments of the April 2020 Senior Convertible Note and the August 2020 Senior Convertible Note.

Senior Secured Convertible Note issued December 27, 2018 - (“December 2018 Senior Convertible Note”)

The Company previously issued a Senior Secured Convertible Note dated December 27, 2018, with a $7.75 million face value principal, a stated interest rate of 7.875% per annum, and, at the election of the holder, was convertible into shares of common stock of the Company at a contractual conversion price of $1.60 per share (“December 2018 Senior Convertible Note”). In the three months ended March 31, 2020, with respect to the December 2018 Senior Convertible Notes, approximately $1,642 of installment principal repayments and the payment of interest thereon of approximately $4, were settled through the issue of 2,042,901 shares of common stock of the Company, with a fair value of approximately $2,834 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). Further, the December 2018 Senior Convertible Note was paid-in-full as of June 4, 2020, with the remaining principal balance of approximately $50 and the payment of interest thereon of approximately $2, settled by the issue of 32,297 shares of common stock of the Company, with a fair value of approximately $68, with such fair value measured as noted above.

Note 6 — Debt - continued

A reconciliation in the fair value of debt during each of the three months ended March 31, 2021 and 2020 is as follows:

	December 2018 Senior Secured Convertible Note	November 2019 Senior Secured Convertible Notes	April 2020 Senior Convertible Note	August 2020 Senior Secured Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (Expense)
Fair Value - December 31, 2020	$—	$1,270	$4,600	$8,790	$14,660
Installment repayments – common stock	—	(956)	—	—	(956)
Non-installment payments – common stock	—	(7)	—	—	(7)
Non-installment payments – cash	—	—	(52)	(102)	(154)
Change in fair value	—	(307)	(437)	(938)	(1,682)	1,682
Principal repayments - cash	—	—	(4,111)	(7,750)	(11,861)
Fair Value at March 31, 2021	$—	$—	—	$—	$—
Other Income (Expense) - Change in fair value - three months ended March 31, 2021						$1,682

Fair Value – December 31, 2019	$1,700	$6,439	$—	$—	$8,139

Face value principal – issue date	—	7,000	—	—	7,000
Fair value adjustment – issue date	—	2,600	—	—	2,600	$(2,600)
Installment repayments – common stock	(1,642)	—	—	—	(1,642)
Non-installment payments – common stock	(4)	—	—	—	(4)
Non-installment payments – cash	—	(138)	—	—	(138)
Change in fair value	9	4,699	—	—	4,708	(4,708)
Lender Fee - November 2019 Senior Secured Convertible Note - Series B	—	—	—	—	—	(700)
Fair Value at March 31, 2020	$63	$20,600	—	$—	$20,663
Other Income (Expense) - Change in fair value - three months ended March 31, 2020						$(8,008)

The Senior Convertible Notes presented above were each accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with the resulting fair value adjustment recognized as other income (expense) in the consolidated statement of operations. In this regard, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying consolidated statement of operations. See Note 5, Financial Instruments Fair Value Measurements, for a further discussion of fair value assumptions.

Cares Act Paycheck Protection Program Loan

On April 8, 2020 the Company entered into a loan agreement with JP Morgan Chase, N.A., and received approximately $300 of proceeds, pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) Paycheck Protection Program (“PPP”) - the “PPP Loan”. As of March 31, 2021, and to date, no principal or interest payments have been made. Additionally, the Company has submitted its PPP Loan forgiveness application on April 21, 2021 and is currently awaiting a final determination of the forgiveness application.

Note 7 — Stock-Based Compensation

PAVmed Inc. 2014 Long-Term Incentive Equity Plan

The PAVmed Inc. 2014 Long-Term Incentive Equity Plan (the “PAVmed Inc. 2014 Equity Plan”), provides for the granting, subject to approval by the compensation committee of the PAVmed Inc. board of directors, of stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. As of March 31, 2021, the PAVmed Inc. 2014 Equity Plan has 1,679,239 shares available-for-grant of stock-based awards, with such shares available for grant, not diminished by 500,854 PAVmed Inc. stock options previously granted outside the PAVmed Inc. 2014 Equity Plan.

PAVmed Inc. 2014 Long-Term Incentive Equity Plan - Stock Options

Stock options issued and outstanding under the PAVmed Inc. 2014 Equity Plan is as follows:

	Number Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2020	6,798,529	$2.55
Granted(1)	350,000	$2.96
Exercised	(80,000)	$1.00
Forfeited	(25,833)	$2.44
Outstanding stock options at March 31, 2021	7,042,696	$2.59	7.2	$14,425
Vested and exercisable stock options at March 31, 2021	5,216,860	$2.80	6.6	$9,938

(1)	Stock options granted under the PAVmed Inc. 2014 Equity Plan generally vest ratably over twelve quarters, with the vesting commencing with the grant date quarter, and have a ten-year contractual term from date-of-grant.

(2)	The intrinsic value is computed as the difference between the quoted price of the PAVmed Inc. common stock on each of March 31, 2021 and December 31, 2020 and the exercise price of the underlying PAVmed Inc. stock options, to the extent such quoted price is greater than the exercise price.

Subsequent to March 31, 2021, as of May 14, 2021, a total of 1,170,000 stock options with a weighted average exercise price of $4.49 per share of common stock of the Company were granted under the PAVmed Inc. 2014 Equity Plan, each vesting and having a contractual term as described above.

Note 7 — Stock-Based Compensation - continued

PAVmed Inc. 2014 Long-Term Incentive Equity Plan - Restricted Stock Awards

On May 1, 2020, a total of 950,000 restricted stock awards were granted under the PAVmed Inc. 2014 Equity Plan, vesting as follows: 450,000 restricted stock awards vesting ratably on an annual basis over a three year period with an initial annual vesting date of May 1, 2021; and 500,000 restricted stock awards vesting on May 1, 2023. The fair value of the restricted stock awards of approximately $1,938, measured using the grant date quoted closing price per share of PAVmed Inc. common stock, is being recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

On March 15, 2019, a total of 700,000 restricted stock awards were granted under the PAVmed Inc. 2014 Equity Plan, vesting as follows: 233,334 restricted stock awards vested on March 15, 2020; and 466,666 restricted awards vesting on March 15, 2022. The fair value of the restricted stock awards of approximately $742, measured using the grant date quoted closing price per share of PAVmed Inc. common stock, is being recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

Subsequent to March 31, 2021, on April 1, 2021, a total of 300,000 restricted stock awards were granted to employees under the PAVmed Inc. 2014 Equity Plan, with such restricted stock awards having a single vesting date of April 1, 2024. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan

The Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (the “Lucid Diagnostics Inc. 2018 Equity Plan”), provides for the granting, subject to approval by the Lucid Diagnostics Inc. board of directors, of stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. As of March 31, 2021, the Lucid Diagnostics Inc. 2018 Equity Plan has 2,265,000 shares of common stock of Lucid Diagnostics Inc. available-for-grant of stock-based awards.

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan - Stock Options

Stock options issued and outstanding under the Lucid Diagnostics Inc. 2018 Equity Plan is as follows:

	Number Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)
Outstanding stock options at December 31, 2020	991,667	$0.86	8.0
Granted(1)	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding stock options at March 31, 2021	991,667	$0.86	7.7
Vested and exercisable stock options at March 31, 2021	838,749	$0.83	7.7

(1)	Stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan generally vest ratably over twelve quarters, with the vesting commencing with the grant date quarter, and have a ten-year contractual term from date-of-grant.

During the three months ended March 31, 2020, 3,333 stock options issued under the Lucid Diagnostics Inc. 2018 Equity Plan were exercised for cash proceeds of $5, resulting in the issue of a corresponding number of shares of common stock of Lucid Diagnostics Inc.

Note 7 — Stock-Based Compensation - continued

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan – Restricted Stock Awards

On March 1, 2021, a total of 1,040,000 restricted stock awards were granted under the Lucid Diagnostics Inc. 2018 Equity Plan to employees of PAVmed Inc., a member of the board of directors of Lucid Diagnostics Inc. (who is also a member of the board of directors of PAVmed Inc.), and to each of the three physician inventors of the intellectual property licensed under the CWRU License Agreement, with such restricted stock awards having a single vesting date of March 1, 2023, and an aggregate grant date fair value of approximately $18.9 million, measured as discussed below, with such aggregate estimated fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The restricted stock awards are subject to forfeiture if the requisite service period is not completed. Subsequent to March 31, 2021, as of May 14, 2021, a total of 65,000 restricted stock awards were granted under the Lucid Diagnostics Inc 2018 Equity Plan.

The estimated fair value of the restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan, as discussed above, was determined using a probability-weighted average expected return methodology (“PWERM”), which involves the determination of equity value under various exit scenarios and an estimation of the return to the common stockholders under each scenario. In this regard, the Lucid Diagnostics Inc. common stock grant-date estimated fair value was based upon an analysis of future values, assuming various outcomes, based upon the probability-weighted present value of expected future investment returns, considering each of the possible future outcomes available to Lucid Diagnostics Inc.

The PWERM principally involved (i) the identification of scenarios and related probabilities; (ii) determine the equity value under each scenario; and (iii) determine the common stock shareholders’ return in each scenario. The two scenarios identified were an initial public offering (“IPO”) of Lucid Diagnostics Inc. common stock (“IPO scenario”); and, to continue on as a private company (“stay private scenario”). With respect to the IPO scenario, the valuation of the Lucid Diagnostics Inc. common stock was computed using assumptions, including dates of the IPO, to calculate an estimated pre-money valuation; and, with respect to the stay private scenario, an income approach was used, wherein a risk-adjusted discount rate is applied to projected future cash flows. A relative weighting of 75% was applied to the IPO scenario and 25% was assigned to the stay private scenario.

Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized for both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	For the Three Months Ended March 31,
	2021	2020
Sales and marketing expenses	$202	$34
General and administrative expenses	1,124	243
Research and development expenses	110	67
Total	$1,436	$344

The consolidated stock-based compensation expense presented above includes $805 and $16 in the three months ended March 31, 2021 and 2020, respectively, recognized by Lucid Diagnostics Inc., with respect to each of: stock options and restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan to employees of PAVmed Inc. and to non-employee consultants, with each providing services to Lucid Diagnostics Inc.; and, stock options granted under the PAVmed Inc. 2014 Equity Plan to non-employee consultants providing services to Lucid Diagnostics Inc., summarized as follows for the periods noted:

	Three Months Ended
	March 31,
	2021	2020
Lucid Diagnostics Inc 2018 Equity Plan – general and administrative expense	$789	$—
Lucid Diagnostics Inc 2018 Equity Plan – research and development expenses	$13	$13
PAVmed Inc 2014 Equity Plan - research and development expenses	3	3
Total stock-based compensation expense – recognized by Lucid Diagnostics Inc	$805	$16

Note 7 — Stock-Based Compensation - continued

Stock-Based Compensation Expense - continued

As of March 31, 2021, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period
PAVmed Inc. 2014 Equity Plan
Stock Options	$2,419	0.8 years
Restricted Stock Awards	$1,573	1.9 years

Lucid Diagnostics Inc. 2018 Equity Plan
Stock Options	$36	0.7 years
Restricted Stock Awards	$18,139	1.9 years

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed Inc. 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $2.79 per share and $1.34 per share during the three months ended March 31, 2021 and 2020, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term of stock options (in years)	5.7	5.8
Expected stock price volatility	75%	59%
Risk free interest rate	0.96%	1.3%
Expected dividend yield	0%	0%

The restricted stock awards granted under the PAVmed Inc. 2014 Equity Plan resulted in stock-based compensation expense recognized of $185 and $62 in general and administrative expense, in the three months ended March 31, 2021 and 2020, respectively, and $38 in research and development expense in the three months ended March 31, 2021 (there was no such research and development expense in the corresponding period of the prior year).

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

The PAVmed Inc. ESPP share purchase dates are March 31 and September 30. A total of 203,480 and 154,266 shares of common stock of the Company were purchased for proceeds of approximately $304 and $126, on the ESPP purchase dates of March 31, 2021 and 2020, respectively.

As of March 31, 2021, the PAVmed Inc. ESPP has a total reservation of 750,000 shares of common stock of PAVmed Inc., with 157,153 shares available-for-issue remaining after the March 31, 2021 ESPP purchase noted above.

Note 8 — Preferred Stock

The Company is authorized to issue 20 million shares of its preferred stock, par value of $0.001 per share, with such designation, rights, and preferences as may be determined by the Company’s board of directors. There were 1,241,438 and 1,228,075 shares of Series B Convertible Preferred Stock (classified in permanent equity) issued and outstanding as of March 31, 2021 and December 31, 2020.

In the three months ended March 31, 2021, the Company’s board-of-directors declared approximately $72 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2020, which were settled by the issue of an additional 24,198 shares of Series B Convertible Preferred Stock. In the corresponding period of the prior year, the board of directors declared approximately $69 of such dividends, earned as of each of December 31, 2019, which were settled by the issue of an additional 23,182 shares of Series B Convertible Preferred Stock.

Subsequent to March 31, 2021, in April 2021, the Company’s board-of-directors declared a Series B Convertible Preferred Stock dividend earned as of March 31, 2021 and payable as of April 1, 2021, of approximately $75 to be settled by the issue of an additional 25,046 shares of Series B Convertible Preferred Stock (with such dividend not recognized as a dividend payable as the Company’s board of directors had not declared such dividends payable as of March 31, 2021).

Note 9 — Stockholders’ Equity and Common Stock Purchase Warrants

The Company is authorized to issue up to 150 million shares of its common stock, par value of $0.001 per share. There were 81,424,744 and 63,819,935 shares of common stock issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

Three Months Ended March 31, 2021

●	On January 5, 2021, a total of 6,000,000 shares of common stock of the Company were issued for gross proceeds of approximately $13,434, before a placement agent fee and expenses of approximately $951, and offering costs incurred by the Company of approximately $71. The shares of common stock were issued in a registered direct offering pursuant to a Prospectus Supplement dated January 5, 2021 with respect to the Company’s effective shelf registration statement on Form S-3 (File No. 333-248709).

●	On February 23, 2021, a total of 9,782,609 shares of common stock of the Company were issued for proceeds of approximately $41,566, before offering costs incurred by the Company of approximately $290. The shares of common stock were issued in an underwritten registered offering pursuant to a final Prospectus Supplement dated February 23, 2021, with respect to the Company’s effective shelf registration statement on Form S-3 (File No. 333-248709 and File No. 333-253384).

●	During the three months ended March 31, 2021, a total of 860,217 shares of common stock of the Company were issued resulting from a corresponding number of Series Z Warrants exercised for cash of $1.60 per share. Subsequent to March 31, 2021, as of May 14, 2021, a total of 672,954 Series Z Warrants were exercised for cash at a $1.60 per share, resulting in the issue of a corresponding number of shares of common stock of the Company.

●	In January 2021, 667,668 shares of the Company’s common stock were issued upon conversion, at the election of the holder, of the November 2019 Senior Convertible Note remaining face value principal of approximately $956 along with approximately $7 of interest thereon, as discussed in Note 6, Debt.

●	During the three months ended March 31, 2021, 10,835 shares of common stock of the Company were issued upon conversion of a corresponding number of shares of Series B Convertible Preferred Stock. See Note 8, Preferred Stock, for a discussion of the Series B Convertible Preferred Stock.

●	During the three months ended March 31, 2021, 80,000 shares of common stock of the Company were issued upon exercise of stock options for cash of approximately $80. See Note 7, Stock-Based Compensation, for a discussion of the PAVmed Inc. 2014 Equity Plan.

●	On March 31, 2021, 203,480 shares of common stock were purchased by employees through participation in the PAVmed Inc. Employee Stock Purchase Plan, as discussed in Note 7, Stock-Based Compensation.

Note 9 — Stockholders’ Equity and Common Stock Purchase Warrants - continued

Common Stock Purchase Warrants

The common stock purchase warrants (classified in permanent equity) outstanding as of the dates indicated are as follows:

	Common Stock Purchase Warrants Issued and Outstanding at
		Weighted		Weighted
	March 31,	Average Exercise	December 31,	Average Exercise	Expiration
	2021	Price /Share	2020	Price/Share	Date
Series Z Warrants	15,954,722	$1.60	16,814,939	$1.60	April 2024
UPO - Series Z Warrants	---	$ ---	53,000	$1.60	January 2021
Series W Warrants	381,818	$5.00	381,818	$5.00	January 2022
Total	16,336,540	$1.68	17,249,757	$1.57

During the three months ended March 31, 2021, 860,217 Series Z Warrants were exercised for cash at their exercise price per share, resulting in the issue of a corresponding number of shares of common stock of the Company. Additionally, subsequent to March 31, 2021, as of May 14, 2021, a total of 672,954 Series Z Warrants were exercised for cash at their exercise price per share, resulting in the issue of a corresponding number of shares of common stock of the Company.

The Unit Purchase Options (UPO) expired unexercised as of January 29, 2021.

During the three months ended March 31, 2020, the remaining 1,199,383 Series S Warrants were exercised for cash at their exercise price of $0.01 per share, resulting in the issue of a corresponding number of shares of common stock of the Company.

Note 10 — Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is with respect to the Company’s majority-owned subsidiaries Lucid Diagnostics Inc. and Solys Diagnostics Inc., summarized for the periods indicated as follows:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
NCI - equity (deficit) - beginning of period	$(2,369)	$(814)
Lucid Diagnostics Inc. 2018 Equity Plan stock option exercise	—	5
Net loss attributable to NCI - Lucid Diagnostics Inc.	(663)	(1,503)
Net loss attributable to NCI - Solys Diagnostics Inc.	(16)	(109)
Stock-based compensation expense - Lucid Diagnostics Inc. 2018 Equity Plan	802	52
NCI - equity (deficit) - end of period	$(2,246)	$(2,369)

Lucid Diagnostics Inc.

As of each of March 31, 2021, and December 31, 2020, there were 10,003,333 shares of common stock of Lucid Diagnostics Inc. issued and outstanding; of which PAVmed Inc. holds 8,187,499 shares, representing equity ownership interest of 81.85%, and PAVmed Inc. has a controlling financial interest, as of March 31, 2021 and December 31, 2020, respectively. Accordingly, Lucid Diagnostics Inc. is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the unaudited condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020, along with the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021 and 2020.

Solys Diagnostics Inc.

As of March 31, 2021 and December 31, 2020, there were 9,189,190 shares of common stock of Solys Diagnostics Inc. issued and outstanding, of which PAVmed Inc. holds a 90.3235% majority-interest ownership and has a controlling financial interest, with the remaining 9.6765% minority-interest ownership held by unrelated third parties. Accordingly, Solys Diagnostics Inc. is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the unaudited condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020, along with the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021 and 2020.

Note 11 — Loss Per Share

The “Net loss per share - attributable to PAVmed Inc. - basic and diluted” and “Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted” - for the respective periods indicated - is as follows:

	Three Months Ended
	March 31,
	2021	2020
Numerator
Net loss - before noncontrolling interest	$(10,110)	$(14,911)
Net loss attributable to noncontrolling interest	679	436
Net loss - as reported, attributable to PAVmed Inc.	$(9,431)	$(14,475)

Series B Convertible Preferred Stock dividends - earned(1):	$(75)	$(70)

Net loss attributable to PAVmed Inc. common stockholders	$(9,506)	$(14,545)

Denominator
Weighted average common shares outstanding, basic and diluted(2)	73,954,126	43,499,714

Loss per share
Basic and diluted
Net loss - as reported, attributable to PAVmed Inc.	$(0.13)	$(0.33)
Net loss attributable to PAVmed Inc. common stockholders	$(0.13)	$(0.33)

The common stock equivalents have been excluded from the computation of diluted weighted average shares outstanding as their inclusion would be anti-dilutive, are as follows:

	March 31,
	2021	2020
PAVmed Inc. 2014 Equity Plan stock options and restricted stock awards	8,539,362	5,795,195
Unit purchase options - as to shares of common stock	---	53,000
Unit purchase options - as to shares underlying Series Z Warrants	---	53,000
Series Z Warrants	15,954,722	16,815,039
Series W Warrants	381,818	381,818
Series B Convertible Preferred Stock(3)	1,241,438	1,156,391
Total	26,117,340	24,254,443

(1)	The Series B Convertible Preferred Stock dividends earned as of the each of the respective periods noted, are included in the calculation of basic and diluted net loss attributable to PAVmed Inc. common stockholders for each respective period presented. Notwithstanding, the Series B Convertible Preferred Stock dividends are recognized as a dividend payable only upon the dividend being declared payable by the Company’s board of directors.

(2)	Basic weighted-average number of shares of common stock outstanding for the three months ended March 31, 2021 and 2020 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive.

(3)	If converted, at the election of the holder, the shares of Series B Convertible Preferred Stock issued and outstanding would result in the issue of the same number of additional shares of common stock of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”) as filed with the Securities and Exchange Commission (the “SEC”). Unless the context otherwise requires, references herein to “we”, “us”, and “our”, and to the “Company” or “PAVmed” are to PAVmed Inc. and Subsidiaries, including each of the PAVmed Inc. majority-owned subsidiary, Lucid Diagnostics Inc. (“Lucid Diagnostics” or “LUCID”) and Solys Diagnostics, Inc. (“Solys Diagnostics” or “SOLYS”).

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

In addition, our forward-looking statements do not incorporate the potential impact of any future financings, acquisitions, mergers, dispositions, joint ventures, or investments we may make.

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

The Company operates in one segment as a medical device company, with the following lines-of-business: “GI Health”, “Minimally Invasive Interventions”, “Infusion Therapy”, and “Emerging Innovations”. The Company has ongoing operations conducted through PAVmed Inc. and its majority-owned subsidiaries of Lucid Diagnostics, Inc. (“Lucid Diagnostics” or “LUCID”), and Solys Diagnostics, Inc. (“Solys Diagnostics” or “SOLYS”).

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

Our multiple products and services are in various phases of development, regulatory clearances, approvals, and commercialization.

●	The EsoCheck device received 510(k) marketing clearance from the U.S. Food and Drug Administration (“FDA”), in June 2019 as an esophageal cell collection device; and, EsoGuard has been established as a Laboratory Developed Test (“LDT”), and was launched commercially in December 2019 after Clinical Laboratory Improvement Amendment (“CLIA”) and College of American Pathologists accreditation of the test at Lucid Diagnostics commercial diagnostic laboratory partner ResearchDx Inc., headquartered in Irvine, California.

●	Our CarpX device is a patented, single-use, disposable, minimally-invasive surgical device designed as a precision cutting tool to treat carpal tunnel syndrome while reducing recovery times that was cleared by the FDA under section 510(k) in April 2020, with the first commercial procedure successfully performed in December 2020.

●	Our other products in development have not yet received clearance or approval to be marketed or sold in the U.S. or elsewhere. We have been granted patents by the United States Patent and Trademark Office (“USPTO”) for CarpX, PortIO, and Caldus; and have acquired licenses to certain patents and intellectual property for: DisappEAR from Tufts University and a group of academic centers; the intellectual property licensed from Case Western Reserve University (“CWRU”) underlying the technology developed for the EsoGuard diagnostic LDT and the EsoCheck cell sample collection device.

As discussed herein below, our current lines-of-business are as follows:

●	GI Health - EsoGuard Esophageal DNA Laboratory Developed Test, EsoCheck Esophageal Cell Collection Device, and EsoCure Esophageal Ablation Device with Caldus Technology;

●	Minimally Invasive Interventions - CarpX Minimally Invasive Surgical Device for Carpal Tunnel Syndrome;

●	Infusion Therapy - PortIO Implantable Intraosseous Vascular Access Device and NextFlo Highly Accurate Disposable Intravenous Infusion Platform Technology; and,

●	Emerging Innovations - Non-invasive laser-based glucose monitoring, single-use ventilators, resorbable pediatric ear tubes and mechanical circulatory support cannulas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

GI Health

EsoGuard, EsoCheck, and EsoCure

EsoGuard and EsoCheck are based on patented technology licensed from Case Western Reserve University (“CWRU”) through our majority-owned subsidiary Lucid Diagnostics Inc. EsoGuard and EsoCheck have been developed to provide an accurate, non-invasive, patient-friendly screening test for the early detection of adenocarcinoma of the esophagus (“EAC”) and Barrett’s Esophagus (“BE”), including dysplasia and related pre-cursors to EAC in patients with chronic gastroesophageal reflux (“GERD”). EsoCure is based on our patented Caldus Technology and is being developed by us to treat BE.

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

EsoCure is in development as an “Esophageal Ablation Device” with the intent to allow a clinician to treat dysplastic BE before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment. We have successfully completed a pre-clinical feasibility animal study of EsoCure demonstrating excellent, controlled circumferential ablation of the esophageal mucosal lining. We plan to conduct additional development work and animal testing of EsoCure to support a planned FDA 510(k) submission in early 2022.

We are currently marketing the EsoGuard diagnostic LDT through a network of independent representatives working with our in-house sales management. The U.S. Center for Medicare and Medicaid Services (“CMS”) finalized the Clinical Laboratory Fee Schedule determination for the EsoGuard Esophageal DNA Test (CPT code 0114U) in the amount of $1,938.10, with such reimbursement expected to be applicable from January 1, 2021 to December 31, 2023. In addition, we have entered into a manufacturing agreement with medical device contract manufacturer Coastline International Inc. to serve as a high-volume, lower-cost manufacturer of the EsoCheck device.

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

We have received ISO 13485:2016 certification for Lucid Diagnostics quality management system and filed a European Union CE Mark regulatory submission for EsoCheck in November 2020, having confirmed that EsoGuard falls under the self-declaration category of the European Union regulatory requirements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

Minimally Invasive Interventions

CarpX

CarpX is a minimally invasive surgical device for use in the treatment of carpal tunnel syndrome which received FDA 510(k) marketing clearance in April 2020, with the first commercial procedure successfully performed in December 2020.

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

NextFlo

NextFlo is a patented, disposable, and highly accurate infusion platform technology including intravenous (“IV”) infusion sets and disposable infusion pumps designed to eliminate the need for complex and expensive electronic infusion pumps for most of the estimated one million infusions of fluids, medications and other substances delivered each day in hospitals and outpatient settings in the U.S. NextFlo is designed to deliver highly accurate gravity-driven infusions independent of the height of the IV bag. It maintains constant flow by incorporating a proprietary, passive, pressure-dependent variable flow-resistor consisting entirely of inexpensive, easy-to-manufacture disposable mechanical parts. NextFlo testing has demonstrated constant flow rates across a wide range of IV bag heights, with accuracy rates comparable to electronic infusion pumps.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Impact of the COVID-19 Pandemic

Previously, in December 2019, an outbreak of a novel strain of a coronavirus occurred. The coronavirus spread on a global basis to other countries, including the United States. On March 11, 2020, the United Nations World Health Organization (“WHO”) declared a pandemic resulting from the spread of the coronavirus, with such pandemic commonly referred to by its resulting illness, “COVID-19”. The COVID-19 pandemic is ongoing, and we continue to monitor the ongoing impact of the COVID-19 pandemic on the United States national economy, the global economy, and our business.

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

We expect the significance of the COVID-19 pandemic, including the extent of its effect on our consolidated financial condition and consolidated operational results and cash flows, to be dictated by the success of United States and global efforts to mitigate the spread of and /or to contain the coronavirus and the impact of such efforts.

In addition, the spread of the coronavirus has disrupted the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay FDA approval with respect to our products.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Overview

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related costs for sales operations and marketing personnel, travel expenses, and marketing supplies expenses.

We anticipate our sales and marketing expenses will increase in the future, as we anticipate an increase in payroll and related expenses related to the roll-out of our commercial sales and marketing operations as we execute on our business strategy.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, travel expenses, facility-related costs, professional fees, accounting and legal services, consultants and expenses associated with obtaining and maintaining patents within our intellectual property portfolio.

We anticipate our general and administrative expenses will increase in the future, as we anticipate an increase in payroll and related expenses related with the growth and expansion of our business operations objectives. We also anticipate continued expenses related to being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance as a public company, insurance premiums and investor relations costs.

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

Other Income and Expense, net

Other income and expense, net, consists principally of changes in fair value of our convertible notes, losses on extinguishment of debt upon repayment of such convertible notes; and interest expense with respect to one of our convertible notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Three months ended March 31, 2021 versus March 31, 2020

Sales and marketing expenses

In the three months ended March 31, 2021, sales and marketing costs were approximately $1.4 million, compared to $0.4 million for the corresponding prior year period, with a $0.8 million increase principally relating to increased headcount in sales and marketing personnel and a $0.2 million increase principally related to consulting and professional services with respect to increased commercial activities.

General and administrative expenses

In the three months ended March 31, 2021, general and administrative costs were approximately $3.4 million, compared to $2.2 million for the three months ended March 31, 2020. The net increase of $1.2 million was principally related to:

●	approximately $0.8 million increase in compensation related costs principally related to staffing levels and other costs related to the growth of our business;
●	approximately $0.3 million in consulting services related to patents, regulatory compliance, legal processes for contract review and public company expenses; and
●	approximately $0.1 million in general business expenses.

Research and development expenses

In the three months ended March 31, 2021, research and development costs were approximately $3.3 million, compared to $2.6 million for the corresponding period in the prior year, with the $0.7 million increase principally resulting from increased development costs and consulting fees with respect to CarpX, NextFlo, Port IO, EsoCure, EsoGuard and a glucose monitoring project at SOLYS.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended March 31, 2021, the non-cash income (expense) recognized for the change in the fair value of our convertible notes was approximately $1.7 million of other income, as compared to $8.4 million of other income for the three months ended March 31, 2020 inclusive of the recognition of current period other expense of approximately $0.7 million of lender fees and offering costs incurred with respect to the funding in the prior year on March 30, 2020 of the Series B component of the Senior Secured Convertible Note dated November 19, 2019 (“November 2019 Senior Convertible Notes”). The change in the fair value adjustment of the convertible notes is principally related to each of the convertible notes being repaid-in-full during the three months ended March 31, 2021, as discussed herein below under “Other Income and Expense - Loss from Extinguishment of Debt”.

See Note 5, Financial Instruments Fair Value Measurements, of our unaudited condensed consolidated financial statements for a further discussion of the change in fair value of our convertible notes, and Note 6, Debt, of our unaudited condensed consolidated financial statements for a further discussion the Series A and Series B November 2019 Senior Convertible Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Three months ended March 31, 2021 versus March 31, 2020 - continued

Loss from Extinguishment of Debt

In the three months ended March 31, 2021, a debt extinguishment loss in the aggregate of approximately $3,715 was recognized in connection with the convertible notes, as discussed below.

●	On January 5, 2021, the repayment of the remaining face value principal of the November 2019 Senior Convertible Note of approximately $956, along with the payment of interest thereon of approximately $7, were settled with the issuance of 667,668 shares of our common stock, with a fair value of approximately $1,723 (with such fair value measured as the respective conversion date quoted closing price of our common stock), resulting in the recognition of a loss from extinguishment of debt of approximately $760 in the three months ended March 31, 2021; and,

●	On January 30, 2021, we paid in cash a $350 partial principal repayment of the Senior Convertible Note dated April 30, 2020 (“April 2020 Senior Convertible Note”); and on March 2, 2021, we made a cash payment of approximately $14,466, resulting in the repayment-in-full on such date of both the April 2020 Senior Convertible Note and the Senior Secured Convertible Note dated August 6, 2021, resulting in the recognition of a loss from extinguishment of debt of approximately $2,955 in the three months ended March 31, 2021.

In the prior year period of three months ended March 31, 2020, a loss from extinguishment of debt of approximately $1.2 million was recognized, with such loss resulting from the difference between: the face value principal repayments and the corresponding payments of the interest thereon; as compared to the fair value of the shares of our common stock issued upon conversion of such convertible note, with such fair value measured as the respective issue date closing quoted price per share of our common stock.

See Note 6, Debt, of our unaudited condensed consolidated financial statements for a further discussion of the convertible notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, and debt. We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. We expect to continue to experience recurring losses from operations and will continue to fund our operations with debt and/or equity financing transactions. Notwithstanding, however, together with the cash on-hand as of March 31, 2021 of $48.5 million from the cash proceeds from the issue of shares of common stock of the Company. in January and February 2021, as discussed herein below, partially used to repay all of our remaining outstanding convertible debt we expect to be able to fund our future operations for one year from the date of the issue of our unaudited condensed consolidated financial statements as included here in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

In the three months ended we issued shares of our common stock and received proceeds from the exercise of our Series Z Warrants, as discussed herein below, which resulted in approximately $56.4 million of gross proceeds, before placement agent fees and expenses and additional offering costs incurred by us. Additionally, we repaid-in-full the outstanding principal balances of all our convertible notes.

On January 5, 2021, 6,000,000 shares of our common stock were issued for gross proceeds of approximately $13,440, before a placement agent fee and expenses of approximately $951, and offering costs incurred by us of approximately $71; and, on February 23, 2021, 9,782,609 shares of our common stock were issued for proceeds of approximately $41,576, before offering costs incurred by us of approximately $290.

During the three months ended March 31, 2021, a total of 860,217 of our Series Z Warrants were exercised at their exercise price of $1.60 per share of our common stock, resulting in cash proceeds of approximately $1,376, and the issue of the same number of our shares of common stock. Subsequent to March 31, 2021, as of May 14, 2021, a total of 672,954 of our Series Z Warrants were exercised for cash at a $1.60 per share of our common stock, resulting in the issue of the same number of shares of our common stock.

Additionally, in the three months ended March 31, 2021, we repaid-in-full all of the outstanding principal balances of our convertible notes, as discussed herein above under “Other Income and Expense - Loss from Extinguishment of Debt”.

See our unaudited condensed consolidated financial statements Note 9, Debt, for a discussion of our convertible notes; and Note 10, Stockholders Equity and Common Stock Purchase Warrants, for a further discussion of and the issue of our common stock.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our consolidated financial condition and consolidated results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, and equity, along with the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the corresponding periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Please see Note 2, Summary of Significant Accounting Policies, of our unaudited condensed consolidated financial statements included in this Form 10-Q, for a summary of significant accounting policies. In addition, reference is made to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our previously filed Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K), for a summary of our critical accounting policies and significant judgments and estimates. There have been no other material changes to our critical accounting policies or significant judgments and estimates as discussed in our Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, and based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We believe the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our consolidated financial position, consolidated results of operations, and consolidated cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 4, Commitment and Contingencies - Legal Proceedings, of the unaudited condensed consolidated financial statements included in this Quarterly Report, for a description of certain material legal proceedings involving the Company, which description is incorporated herein by reference.

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

Item 5. Other Information

None

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

Date: May 17, 2021	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX]

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 1, 2018 (6)
3.4	Certificate of Amendment to Certificate of Incorporation, dated June 26, 2019 (7)
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 24, 2020 (10)
3.6	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (8)
3.7	Certificate of Elimination - Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock (4)
3.8	PAVmed Inc. Amended and Restated Bylaws (9)
4.1	Specimen PAVmed Inc. Common Stock Certificate (1)
4.2	Specimen PAVmed Inc. Series W Warrant Certificate (1)
4.3	Series W Warrant Agreement, dated April 28, 2016, between Continental Stock Transfer & Trust Company and the Registrant (2)
4.4	Specimen PAVmed Inc. Series Z Warrant Certificate (3)
4.5	Amended and Restated Series Z Warrant Agreement, dated as of June 8, 2018, by and between PAVmed Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent (5)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Filed herewith

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 - SEC File No. 333-203569
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 3, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 5, 2018.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed April 20, 2018.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 8, 2018.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 2, 2018.
(7)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 30, 2019
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 27, 2019.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 15, 2021.
(10)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed June 11, 2020

