Form 10-Q
period 2021-06-30
PAVmed Inc.
filed 2021-08-16
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2021, there were 84,767,593 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data)

(unaudited)

	June 30, 2021	December 31, 2020
Assets:
Current assets:
Cash	$43,210	$17,256
Prepaid expenses, deposits, and other current assets	3,126	1,685
Total current assets	46,336	18,941
Other assets	1,035	837
Total assets	$47,371	$19,778
Liabilities, Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,766	$2,966
Accrued expenses and other current liabilities	1,565	2,325
CARES Act Paycheck Protection Program note payable	—	300
Senior Secured Convertible Notes - at fair value	—	10,060
Senior Convertible Note - at fair value	—	4,600
Total liabilities	5,331	20,251
Commitments and contingencies (Note 5)	—	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding 1,185,685 at June 30, 2021 and 1,228,075 shares at December 31, 2020	2,499	2,537
Common stock, $0.001 par value. Authorized, 150,000,000 shares; 82,576,816 and 63,819,935 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	83	64
Additional paid-in capital	149,694	87,570
Accumulated deficit	(109,325)	(88,275)
Total PAVmed Inc. Stockholders’ Equity	42,951	1,896
Noncontrolling interests	(911)	(2,369)
Total Stockholders’ Equity (Deficit)	42,040	(473)
Total Liabilities and Stockholders’ Equity	$47,371	$19,778

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—
Operating expenses:
Commercial operations	1,973	460	3,360	845
General and administrative	6,739	2,421	10,113	4,721
Research and development	4,258	2,133	7,573	4,702
Total operating expenses	12,970	5,014	21,046	10,268
Loss from operations	(12,970)	(5,014)	(21,046)	(10,268)
Other income (expense):
Interest expense	—	—	—	(52)
Change in fair value - Senior Secured Convertible Notes and Senior Convertible Note	—	2,120	1,682	(5,888)
Offering costs - Senior Secured Convertible Note and Senior Convertible Note	—	(200)	—	(610)
Debt extinguishments loss - Senior Secured Convertible Notes	—	(2,750)	(3,715)	(3,937)
Debt forgiveness	300	—	300	—
Other income (expense), net	300	(830)	(1,733)	(10,487)
Loss before provision for income tax	(12,670)	(5,844)	(22,779)	(20,755)
Provision for income taxes	—	—	—	—
Net loss before noncontrolling interests	(12,670)	(5,844)	(22,779)	(20,755)
Net loss attributable to the noncontrolling interests	1,199	266	1,877	702
Net loss attributable to PAVmed Inc.	(11,471)	(5,578)	(20,902)	(20,053)
Less: Series B Convertible Preferred Stock dividends earned	(74)	(71)	(149)	(141)
Net loss attributable to PAVmed Inc. common stockholders	$(11,545)	$(5,649)	$(21,051)	$(20,194)
Per share information:
Net loss per share attributable to PAVmed Inc. - basic and diluted	$(0.14)	$(0.12)	$(0.27)	$(0.45)
Net loss per share attributable to PAVmed Inc. common stockholders – basic and diluted	$(0.14)	$(0.13)	$(0.27)	$(0.46)
Weighted average common shares outstanding, basic and diluted	82,235,397	44,780,538	78,117,637	44,140,126

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED June 30, 2021

(in thousands except number of shares and per share data)

(unaudited)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at March 31, 2021	1,241,438	$2,587	81,424,744	$81	$145,396	$(97,778)	$(2,246)	$48,040
Series B Convertible Preferred Stock dividends declared	25,046	76	—	—	—	(76)	—	—
Issue common stock – conversion Series B Convertible Preferred Stock	(80,799)	(164)	80,799	—	164	—	—	—
Issue common stock – vesting of restricted stock awards	—	—	150,000	—	—	—	—	—
Issue common stock – exercise Series Z warrants	—	—	880,441	2	1,409	—	—	1,411
Issue common stock – PAVmed Inc. 2014 Equity Plan stock option exercises	—	—	40,832	—	51	—	—	51
Investment in Veris Health Inc. subsidiary	—	—	—	—	—	—	6	6
Stock-based compensation – PAVmed Inc.	—	—	—	—	2,622	—	—	2,622
Stock-based compensation – majority-owned subsidiary	—	—	—	—	52	—	2,528	2,580
Loss	—	—	—	—	—	(11,471)	(1,199)	(12,670)
Balance at June 30, 2021	1,185,685	$2,499	82,576,816	$83	$149,694	$(109,325)	$(911)	$42,040

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the SIX MONTHS ENDED June 30, 2021

(in thousands except number of shares and per share data)

(unaudited)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2020	1,228,075	$2,537	63,819,935	$64	$87,570	$(88,275)	$(2,369)	$(473)
Series B Convertible Preferred Stock dividends declared	49,244	148	—	—	—	(148)	—	—
Issue common stock – conversion Series B Convertible Preferred Stock	(91,634)	(186)	91,634	—	186	—	—	—
Issue common stock – registered offerings, net	—	—	15,782,609	16	53,688	—	—	53,704
Issue common stock – restricted stock awards vests	—	—	150,000	—	—	—	—	—
Issue common stock – exercise Series Z warrants	—	—	1,740,658	2	2,783	—	—	2,785
Issue common stock upon partial conversions of Senior Secured Convertible Note	—	—	667,668	1	1,722	—	—	1,723
Issue common stock – PAVmed Inc. 2014 Equity Plan stock option exercises	—	—	120,832	—	131	—	—	131
Issue common stock – Employee Stock Purchase Plan	—	—	203,480	—	304	—	—	304
Investment in Veris Health Inc. subsidiary	—	—	—	—	—	—	6	6
Stock-based compensation - PAVmed Inc.	—	—	—	—	3,254	—	—	3,254
Stock-based compensation - majority-owned subsidiary	—	—	—	—	56	—	3,329	3,385
Loss	—	—	—	—	—	(20,902)	(1,877)	(22,779)
Balance at June 30, 2021	1,185,685	$2,499	82,576,816	$83	$149,694	$(109,325)	$(911)	$42,040

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE and SIX MONTHS ENDED June 30, 2020

(in thousands except number of shares and per share data)

(unaudited)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at March 31, 2020	1,156,391	$2,322	44,133,745	$44	$50,896	$(68,259)	$(1,232)	$(16,229)
Issue common stock – upon partial conversions of Senior Secured Convertible Note	—	—	3,785,641	4	8,735	—	—	8,739
Series B Convertible Preferred Stock dividends declared	23,481	71	—	—	—	(71)	—	—
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	513	—	—	513
Stock-based compensation – majority-owned subsidiary	—	—	—	—	3	—	13	16
Loss	—	—	—	—	—	(5,578)	(266)	(5,844)
Balance at June 30, 2020	1,179,872	$2,393	47,919,386	$48	$60,147	$(73,908)	$(1,485)	$(12,805)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2019	1,158,209	$2,296	40,478,861	$41	$47,554	$(53,715)	$(814)	$(4,638)
Issue common stock – upon partial conversions of Senior Secured Convertible Note	—	—	5,828,542	6	11,567	—	—	11,573
Issue common stock – Employee Stock Purchase Plan	—	—	154,266	—	126	—	—	126
Issue common stock – exercise Series S warrants	—	—	1,199,383	1	11	—	—	12
Issue common stock – conversion Series B Convertible Preferred Stock	(25,000)	(43)	25,000	—	43	—	—	—
Series B Convertible Preferred Stock dividends declared	46,663	140	—	—	—	(140)	—	—
Vesting of restricted stock awards	—	—	233,334	—	—	—	—	—
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	840	—	—	840
Issue common stock – majority-owned subsidiary exercise of stock options	—	—	—	—	—	—	5	5
Stock-based compensation - majority-owned subsidiary	—	—	—	—	6	—	26	32
Loss	—	—	—	—	—	(20,053)	(702)	(20,755)
Balance at June 30, 2020	1,179,872	$2,393	47,919,386	$48	$60,147	$(73,908)	$(1,485)	$(12,805)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss - before noncontrolling interest (“NCI”)	$(22,779)	$(20,755)

Adjustments to reconcile net loss - before NCI to net cash used in operating activities
Depreciation expense	22	9
Stock-based compensation	6,639	872
Amortization expense	6	—
In-process R&D charge	133	—
Change in fair value - Senior Secured Convertible Notes and Senior Convertible Note	(1,682)	5,888
Debt extinguishment loss - Senior Secured Convertible Notes and Senior Convertible Note	3,715	3,937
Debt forgiveness	(300)	—

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,441)	(747)
Accounts payable	650	1,295
Accrued expenses and other current liabilities	(759)	155
Net cash flows used in operating activities	(15,796)	(9,346)

Cash flows from investing activities
Purchase of equipment	(157)	(44)
Acquisition, net of cash acquired	(47)	—
Net cash flows used in investing activities	(204)	(44)

Cash flows from financing activities
Proceeds – issue of common stock – registered offerings	55,016	—
Payment – offering costs – registered offerings	(1,312)	—
Proceeds – issue of Senior Secured Convertible Notes	—	6,300
Proceeds – issue of Senior Convertible Note	—	3,700
Proceeds – Cares Act Paycheck Protection Program Loan	—	300
Payment – repayment of Senior Convertible Note and Senior Secured Convertible Note	(14,816)	—
Payment – Senior Convertible Note and Senior Secured Convertible Note – non-installment payments	(154)	(192)
Proceeds – exercise of Series Z warrants	2,785	—
Proceeds – exercise of Series S Warrants	—	12
Proceeds – issue common stock – Employee Stock Purchase Plan	304	126
Proceeds – exercise of stock options	131	—
Proceeds – exercise of stock options issued under equity incentive plan of majority owned subsidiary	—	5
Net cash flows provided by financing activities	41,954	10,251
Net increase (decrease) in cash	25,954	861
Cash, beginning of period	17,256	6,219
Cash, end of period	$43,210	$7,080

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

Note 1 — The Company

PAVmed Inc. (“PAVmed” or the “Company”) together with its majority owned subsidiaries, Lucid Diagnostics, Inc. (“Lucid Diagnostics” or “LUCID”), Solys Diagnostics, Inc. (“Solys Diagnostics” or “SOLYS”) and Veris Health, Inc. (“Veris Health” or “VERIS”) were organized to advance a broad pipeline of innovative medical technologies from concept to commercialization, employing a business model focused on capital efficiency and speed to market. The Company’s activities have focused on advancing the lead products towards regulatory approval and commercialization, protecting its intellectual property, and building its corporate infrastructure and management team. The Company operates in one segment as a medical technology company.

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

Although the Company’s current operational activities are principally focused on the commercialization of EsoGuard and CarpX its development activities are focused on pursuing FDA approval and clearance of other lead products in our product portfolio pipeline, including EsoGuard IVD, PortIO, DisappEAR, NextFlo, EsoCure and digital health technologies acquired by the Company’s majority-owned subsidiary Veris Health Inc. (as discussed in Note 4, Acquisition of Oncodisc Inc.).

Financial Condition

The Company has financed its operations principally through the public and private issuances of its common stock, preferred stock, common stock purchase warrants, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. The Company expects to continue to experience recurring losses from operations, and will continue to fund its operations with debt and equity financing transactions. Notwithstanding, however, together with the cash on-hand as of June 30, 2021, the Company expects to be able to fund its future operations for one year from the date of the issue of the Company’s unaudited condensed consolidated financial statements, as included in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021.

Note 2 — Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 15, 2021, except as otherwise noted herein below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company holds a majority ownership interest and has controlling financial interest in each of: Lucid Diagnostics Inc., Solys Diagnostics Inc. and Veris Health Inc., with the corresponding noncontrolling interest included as a separate component of consolidated stockholders’ equity (deficit), including the recognition in the unaudited condensed consolidated statement of the net loss attributable to the noncontrolling interest based on the respective minority interest equity ownership of each majority-owned subsidiary.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted. The balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of management, include all adjustments, consisting only of routine recurring adjustments, necessary for a fair presentation of the Company’s unaudited condensed consolidated financial information.

The results of operations for the three and six months ended June 301, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 15, 2021.

All amounts in the accompanying unaudited notes to the unaudited condensed consolidated financial statements are presented in thousands, if not otherwise noted as being presented in millions, except for the number of shares and per share amounts.

Use of Estimates

In preparing unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include the estimated fair value of stock-based equity awards, and the estimated fair value of financial instruments recognized as liabilities. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows.

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

Note 3 —Related Party Transactions

Case Western Reserve University and Physician Inventors - CWRU License Agreement

Case Western Reserve University (“CWRU”) and each of the three physician inventors of the intellectual property licensed under the CWRU License Agreement (“Physician Inventors”) each hold equity ownership minority interests in Lucid Diagnostics Inc. The expenses incurred with respect to the CWRU License Agreement and the three Physician Inventors, as classified in the accompanying unaudited condensed consolidated statement of operations for the periods indicated are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
General and Administrative Expense
Stock-based compensation expense – Physician Inventors’ restricted stock awards	273	—	364	—

Research and Development Expense
CWRU License Agreement - reimbursement of patent legal fees	$113	$27	$113	$59
EsoCheck devices provided to CWRU	—	—	—	15
Fees - Physician Inventors’ consulting agreements	1	15	14	53
Stock-based compensation expense – Physician Inventors’ stock options	52	6	58	12
Total Related Party Expenses	$439	$48	$549	$139

Lucid Diagnostics Inc. entered into consulting agreements with each of the three Physician Inventors, with each such consulting agreement providing for compensation on a contractual rate per hour for consulting services provided, and an expiration date of May 12, 2024, upon the agreements’ renewal effective May 12, 2021. Additionally, as discussed below, each of the Physician Inventors have been granted stock options under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan, and stock options and restricted stock awards under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan.

Under each of their respective (initial) consulting agreements with Lucid Diagnostics Inc., the three Physician Inventors were each granted 25,000 stock options under the PAVmed Inc. 2014 Equity Plan, with a grant date of May 12, 2018, an exercise price of $1.59 per share of common stock of PAVmed Inc., vesting ratably on a quarterly basis commencing June 30, 2018 and ending March 31, 2021, and a contractual period of ten years from the date of grant. As of March 31, 2021, such stock options were fully vested and exercisable. Subsequent to March 31, 2021, each of the Physician Inventors were granted 50,000 stock options under the PAVmed Inc. 2014 Equity Plan, with a grant date of June 21, 2021, an exercise price of $6.41 per share of common stock of PAVmed Inc., vesting ratably on a quarterly basis commencing June 30, 2021 and ending March 31, 2024, and a contractual period of ten years from the date of grant.

On March 1, 2021, restricted stock awards were granted under the Lucid Diagnostics Inc. 2018 Equity Plan to each of the three Physician Inventors, with such restricted stock awards having a single vesting date of March 1, 2023, with the fair value of such restricted stock awards recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

See Note 8, Stock-Based Compensation, for information regarding each of the “PAVmed Inc. 2014 Long-Term Incentive Equity Plan” and the separate. “Lucid Diagnostics Inc 2018 Long-Term Incentive Equity Plan”; and Note 11, Noncontrolling Interest, for a discussion of Lucid Diagnostics Inc. and the corresponding noncontrolling interests.

Other Related Party Transactions

Lucid Diagnostics Inc. previously entered into a consulting agreement with Stanley N. Lapidus, effective July 1, 2020 with such consulting agreement providing for compensation on a contractual rate per hour for consulting services provided. In July 2021, Mr. Lapidus was appointed as Vice Chairman of the Board of Directors of Lucid Diagnostics Inc. Lucid Diagnostics Inc. recognized as general and administrative expense $8 and $14 in the three and six months ended June 30, 2021, respectively, in connection with the consulting agreement.

Note 4 — Acquisition of Oncodisc Inc

On May 28, 2021, Veris Health Inc., a majority-owned subsidiary of PAVmed Inc., acquired all of the outstanding common stock of Oncodisc Inc. (“Oncodisc”) for total (gross) purchase consideration of approximately $261, consisting of: the issue of 1,564,514 shares of common stock of Veris Health Inc., with such shares having an estimated fair value of approximately $6; and cash paid of approximately $255, inclusive of approximately $155 paid at the time of the transaction closing and the remaining balance paid subsequent to June 30, 2021. Additionally, the cash acquired was approximately $108 and liabilities assumed were approximately $50. The acquisition of Oncodisc was accounted for by Veris Health Inc as an asset acquisition. Veris Health Inc. has allocated the preliminary purchase price based upon the respective fair values as of the date of acquisition as follows:

Cash acquired	$108
Intangible asset - in-process research and development	133
Intangible asset - assembled workforce	70
Liabilities assumed	(50)
Total net assets acquired	$261

The intangible asset recognized for the in-process research and development (“IPRD”) of $133 was determined to have no alternative future use and was recognized as a current period research and development expense. The intangible asset recognized for the assembled workforce of approximately $70, which is included in “Other assets” on the accompanying unaudited condensed consolidated balance sheet, has an expected useful life of one year, and is being recognized as a research and development expense on a ratable basis over such period, commencing in June 2021. See Note 11, Noncontrolling Interest, for a discussion of Veris Health Inc. and the corresponding noncontrolling interests.

Note 5 — Commitment and Contingencies

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

Patent License Agreement – Case Western Reserve University

The patent license agreement between the Company’s majority-owned subsidiary Lucid Diagnostics Inc. and Case Western Reserve University - the “CWRU License Agreement” - requires Lucid Diagnostics Inc. to pay a minimum annual royalty of a percentage of recognized net sales revenue resulting from the commercialization of the products and /or services developed using the CWRU License Agreement licensed intellectual property, with the minimum amount of royalty payments based on net sales of such products and services, if any. To-date, no such contractual minimum annual royalty payment has been required.

Additionally, the CWRU License Agreement contains each of: certain regulatory milestones with respect to FDA submissions and clearances; and a commercialization milestone with respect to a first sale of a product or service, each within a contractually proscribed period of time from the May 12, 2018 effective date of the CWRU License Agreement. If Lucid Diagnostics Inc. did not achieve one of the regulatory milestones and the commercialization milestone, then CWRU had the right, in its sole discretion, to require PAVmed Inc. to transfer to CWRU 80% of the shares of common stock of Lucid Diagnostics Inc. then held by PAVmed Inc. Lucid diagnostics Inc. has achieved the requisite milestones in accordance with the timing specified by the CWRU License Agreement.

Lucid Diagnostics Inc. entered into the EsoGuard Commercialization Agreement with ResearchDX Inc. (“RDx”), effective August 1, 2021, providing for RDx to license from Lucid Diagnostics Inc. its proprietary EsoGuard assay. The EsoGuard Commercialization Agreement provides for RDx to pay a minimum monthly fee to Lucid Diagnostics Inc., with such fee payment subject-to the royalty payment requirements of the CWRU License Agreement. The EsoGuard Commercial Agreement initial term is on a month-to-month basis, and may be terminated by either party thereto, with or without cause, upon forty-five (45) days prior written notice.

Note 6 — Financial Instruments Fair Value Measurements

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

There were no fair value measurements as of June 30, 2021 as each of the convertible notes were previously repaid-in-full in the three months ended March 31, 2021, as discussed herein below in Note 7, Debt. The estimated fair value of each of the convertible notes as of December 31, 2020, were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, and were therefore classified within the Level 3 category, as the fair value was determined using both observable inputs and unobservable inputs. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

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

Note 7 — Debt

Convertible Notes

All of the convertible notes, as such convertible notes are discussed below, were repaid-in-full during the three months ended March 31, 2021. The fair value and face value principal of outstanding convertible notes at December 31, 2020 were as follows:

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

Senior Secured Convertible Note issued November 4, 2019 - Series A and Series B -

(“November 2019 Senior Convertible Notes”)

The “November 2019 Senior Convertible Notes” remaining unpaid outstanding face value principal of approximately $956 as of December 31, 2020 was repaid-in-full as of January 5, 2021, with the remaining principal balance, along with the payment of interest thereon of approximately $7, settled with the issuance of 667,668 shares common stock of the Company, with a fair value of approximately $1,723 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

Senior Convertible Note issued April 30, 2020 - (“April 2020 Senior Convertible Note”)

The “April 2020 Senior Convertible Note” unpaid outstanding face value principal of approximately $4,111 as of December 31, 2020 was repaid-in-full in March 2021, as discussed herein below. In the six months ended June 30, 2021 and 2020, approximately $52 and $54, respectively, of non-installment payments were paid in cash.

Senior Secured Convertible Note issued August 6, 2020 - (“August 2020 Senior Convertible Note”)

The “August Senior Convertible Note” unpaid outstanding face value principal of approximately $7,750 as of December 31, 2020 was repaid-in-full in March 2021, as discussed herein below. In the six months ended June 30, 2021, approximately $102 of non-installment payments were paid in cash. There were no such payments in the corresponding period of the prior year.

Note 7 — Debt - continued

Convertible Notes - continued

Principal Repayments - April 2020 Senior Convertible Note and August 2020 Senior Convertible Note

On January 30, 2021, the Company paid in cash a $350 partial principal repayment of the April 2020 Senior Convertible Note; and on March 2, 2021, the Company paid in cash a total of $14,466 of principal repayments, resulting in both the April 2020 Senior Convertible Note and the August 2020 Senior Convertible Note being repaid-in-full as of such date. The Company recognized a debt extinguishment loss of approximately $2,955 in the six months ended June 30, 2021 in connection with the repayments of the April 2020 Senior Convertible Note and the August 2020 Senior Convertible Note.

A reconciliation in the fair value of debt during the six months ended June 30, 2021 is as follows:

	November 2019 Senior Secured Convertible Notes	April 2020 Senior Convertible Note	August 2020 Senior Secured Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (Expense)
Fair Value - December 31, 2020	$1,270	$4,600	$8,790	$14,660
Installment repayments – common stock	(956)	—	—	(956)
Non-installment payments – common stock	(7)	—	—	(7)
Non-installment payments – cash	—	(52)	(102)	(154)
Change in fair value	(307)	(437)	(938)	(1,682)	1,682
Principal repayments - cash	—	(4,111)	(7,750)	(11,861)
Fair Value at June 30, 2021(1)	$—	—	$—	$—
Other Income (Expense) - Change in fair value - six months ended June 30, 2021(1)					$1,682

(1)	As discussed above, all remaining convertible notes were previously repaid during the three months ended March 31, 2021.

Note 7 — Debt - continued

A reconciliation in the fair value of debt during the three and six months ended June 30, 2020 is as follows:

	December 2018 Senior Secured Convertible Note	November 2019 Senior Secured Convertible Notes	April 2020 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (Expense)
Fair Value - December 31, 2019	$1,700	$6,439	$—	$8,139

Face value principal – issue date	—	7,000	—	7,000
Fair value adjustment – issue date	—	2,600	—	2,600	$(2,600)
Installment repayments – common stock	(1,642)	—	—	(1,642)
Non-installment payments – common stock	(4)	—	—	(4)
Non-installment payments – cash	—	(138)	—	(138)
Change in fair value	9	4,699	—	4,708	(4,708)
Lender Fee - November 2019 Senior Secured Convertible Note - Series B	—	—	—	—	(700)
Fair Value at March 31, 2020	$63	$20,600	—	$20,663
Other Income (Expense) - Change in fair value - three months ended March 31, 2020					$(8,008)

Face value principal – issue date	—	—	4,111	4,111
Fair value adjustment – issue date	—	—	(411)	(411)	411
Installment repayments – common stock	(50)	(5,695)	—	(5,745)
Non-installment payments – common stock	(2)	(242)	—	(244)
Non-installment payments – cash	—	—	(54)	(54)
Change in fair value	(11)	(2,363)	254	(2,120)	2,120
Lender Fee - April 2020 Senior Convertible Note	—	—	—	—	(411)
Fair Value at June 30, 2020	$—	$12,300	3,900	$16,200
Other Income (Expense) - Change in fair value - three months ended June 30, 2020					$2,120
Other Income (Expense) - Change in fair value - six months ended June 30, 2020					$(5,888)

The Senior Convertible Notes presented above were each accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with the resulting fair value adjustment recognized as other income (expense) in the consolidated statement of operations. In this regard, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying consolidated statement of operations. See Note 6, Financial Instruments Fair Value Measurements, for a further discussion of fair value assumptions.

Cares Act Paycheck Protection Program Loan

On April 8, 2020 the Company entered into a loan agreement with JP Morgan Chase, N.A., and received approximately $300 of proceeds, pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) Paycheck Protection Program (“PPP”) - the “PPP Loan”. Through the life of the PPP Loan, the Company made no principal or interest payments. The Company submitted its PPP Loan forgiveness application on April 21, 2021 and the forgiveness application was approved on June 9, 2021. Upon PPP Loan forgiveness, the Company recognized a gain of $300 in its unaudited condensed consolidated results of operations for the three and six month periods ended June 30, 2021.

Note 8 — Stock-Based Compensation

PAVmed Inc. 2014 Long-Term Incentive Equity Plan

The PAVmed Inc. 2014 Long-Term Incentive Equity Plan (the “PAVmed Inc. 2014 Equity Plan”), provides for the granting, subject to approval by the compensation committee of the PAVmed Inc. board of directors, of stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. As of June 30, 2021, the PAVmed Inc. 2014 Equity Plan has 1,374,239 shares available-for-grant of stock-based awards, with such shares available for grant, not diminished by 500,854 PAVmed Inc. stock options previously granted outside the PAVmed Inc. 2014 Equity Plan.

PAVmed Inc. 2014 Long-Term Incentive Equity Plan - Stock Options

Stock options issued and outstanding under the PAVmed Inc. 2014 Equity Plan is as follows:

	Number Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2020	6,798,529	$2.55
Granted(1)	2,355,000	$4.59
Exercised	(120,832)	$1.08
Forfeited	(25,833)	$2.44
Outstanding stock options - June 30, 2021	9,006,864	$3.11	6.9	$29,843
Vested and exercisable stock options - June 30, 2021	5,972,706	$2.89	5.7	$21,289

(1)	Stock options granted under the PAVmed Inc. 2014 Equity Plan generally vest ratably over twelve quarters, with the vesting commencing with the grant date quarter, and have a ten-year contractual term from date-of-grant.

(2)	The intrinsic value is computed as the difference between the quoted price of the PAVmed Inc. common stock on each of June 30, 2021 and December 31, 2020 and the exercise price of the underlying PAVmed Inc. stock options, to the extent such quoted price is greater than the exercise price.

Note 8 — Stock-Based Compensation - continued

PAVmed Inc. 2014 Long-Term Incentive Equity Plan - Restricted Stock Awards

On April 1, 2021, a total of 300,000 restricted stock awards were granted to employees under the PAVmed Inc. 2014 Equity Plan, with such restricted stock awards having a single vesting date of April 1, 2024. The (April 1, 2021) restricted stock awards fair value of approximately $1,491, which was measured using the grant date quoted closing price per share of PAVmed Inc. common stock, is being recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

A total of 1,650 restricted stock awards were previously granted under the PAVmed Inc. 2014 Equity Plan, with such restricted stock awards having an aggregate fair value of approximately $2,680, which was measured using the respective grant date quoted closing price per share of PAVmed Inc. common stock, with the fair value being recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The vesting of the previously granted restricted stock awards is as follows: 233,334 vested on March 15, 2020; 466,666 vesting on March 15, 2022; 450,000 vesting ratably on an annual basis over a three year period with the initial annual vesting date on May 1, 2021; and 500,000 restricted stock awards having a single vesting date of May 1, 2023. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan

The Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (the “Lucid Diagnostics Inc. 2018 Equity Plan”), provides for the granting, subject to approval by the Lucid Diagnostics Inc. board of directors, of stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. As of June 30, 2021, the Lucid Diagnostics Inc. 2018 Equity Plan has 2,200,000 shares of common stock of Lucid Diagnostics Inc. available-for-grant of stock-based awards.

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan - Stock Options

Stock options issued and outstanding under the Lucid Diagnostics Inc. 2018 Equity Plan is as follows:

	Number Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)
Outstanding stock options at December 31, 2020	991,667	$0.86	8.0
Granted(1)	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding stock options at June 30, 2021	991,667	$0.85	7.5
Vested and exercisable stock options at June 30, 2021	876,666	$0.83	7.4

(1)	Stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan generally vest ratably over twelve quarters, with the vesting commencing with the grant date quarter, and have a ten-year contractual term from date-of-grant.

Note 8 — Stock-Based Compensation - continued

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

In April 2021, a total of 65,000 restricted stock awards were granted under the Lucid Diagnostics Inc 2018 Equity Plan, inclusive of such restricted stock awards granted to an employee of PAVmed Inc. and a consultant. with such restricted stock awards having a single vesting date in April 2023, and an aggregate grant date fair value of approximately $1.2 million, measured as discussed below, with such aggregate estimated fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

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

Note 8 — Stock-Based Compensation - continued

Consolidated Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized by each of PAVmed Inc. and Lucid Diagnostics Inc. for both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	2021	2020	2021	2020
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commercial operations expenses	$298	$64	$500	$98
General and administrative expenses	4,599	343	5,722	586
Research and development expenses	306	122	417	188
Total stock-based compensation expenses	$5,203	$529	$6,639	$872

Stock-Based Compensation Expense Recognized by Lucid Diagnostics Inc.

As noted, the consolidated stock-based compensation expense presented above is inclusive of stock-based compensation expense recognized by Lucid Diagnostics Inc., inclusive of each of: stock options granted under the PAVmed Inc. 2014 Equity Plan to the three physician inventors of the intellectual property underlying the CWRU License Agreement (“Physician Inventors”) (as discussed above in Note 3, Related Party Transactions); and stock options and restricted stock awards granted to employees of PAVmed Inc. and non-employee consultants under the Lucid Diagnostics Inc. 2018 Equity Plan.

The stock-based compensation expense recognized by Lucid Diagnostics Inc. for both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lucid Diagnostics Inc 2018 Equity Plan – general and administrative expense	$2,505	$—	$3,295	$—
Lucid Diagnostics Inc 2018 Equity Plan – research and development expenses	22	13	34	27
PAVmed Inc 2014 Equity Plan - research and development expenses	53	3	56	6
Total stock-based compensation expense – recognized by Lucid Diagnostics Inc	$2,580	$16	$3,385	$33

Note 8 — Stock-Based Compensation - continued

Consolidated Stock-Based Compensation Expense - continued

The consolidated unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period
PAVmed Inc. 2014 Equity Plan
Stock Options	$7,595	1.6 years
Restricted Stock Awards	$2,716	2.2 years

Lucid Diagnostics Inc. 2018 Equity Plan
Stock Options	$25	0.7 years
Restricted Stock Awards	$16,826	1.7 years

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed Inc. 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of 3.32 per share and $1.28 per share during the six months ended June 30, 2021 and 2020, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Six Months Ended June 30,
	2021	2020
Expected term of stock options (in years)	5.6	5.8
Expected stock price volatility	75%	73%
Risk free interest rate	1.0%	0.5%
Expected dividend yield	0%	0%

PAVmed Inc. Employee Stock Purchase Plan (“ESPP”)

The PAVmed Inc. Employee Stock Purchase Plan (“PAVmed Inc. ESPP”), adopted by the Company’s board of directors effective April 1, 2019, provides eligible employees the opportunity to purchase shares of PAVmed Inc. common stock through payroll deductions during six month periods, wherein the purchase price per share of common stock is the lower of 85% of the quoted closing price per share of PAVmed Inc. common stock at the beginning or end of each six month share purchase period. The PAVmed Inc. ESPP share purchase dates are March 31 and September 30. A total of 203,480 and 154,266 shares of common stock of the Company were purchased for proceeds of approximately $304 and $126, on the ESPP purchase dates of March 31, 2021 and 2020, respectively. The PAVmed Inc. ESPP has a total reservation of 1,250,000 shares of common stock of PAVmed Inc., with 657,193 shares available-for-issue remaining as of June 30, 2021.

Note 9 — Preferred Stock

The Company is authorized to issue 20 million shares of its preferred stock, par value of $0.001 per share, with such designation, rights, and preferences as may be determined by the Company’s board of directors. There were 1,185,685 and 1,228,075 shares of Series B Convertible Preferred Stock (classified in permanent equity) issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. The Series B Convertible Preferred Stock

In the six months ended June 30, 2021, at each of the respective holders’ election, a total of 91,634 shares of Series B Convertible Preferred Stock were converted into the same number of shares of common stock of PAVmed Inc. Subsequent to June 30, 2021, as of August 12, 2021, a total of 91,063 shares of Series B Convertible Preferred Stock were converted into the same number of shares of common stock of the Company.

As of June 30, 2021, the Company’s board-of-directors declared an aggregate of approximately $148 of Series B Convertible Preferred Stock dividends, inclusive of approximately $73 earned as of December 31, 2020 and $75 earned as of March 31, 2021, which were settled by the issue of an additional aggregate 49,244 shares of Series B Convertible Preferred Stock. In the corresponding period of the prior year, the board of directors declared an aggregate of approximately $140 of Series B Convertible Preferred Stock dividends, inclusive of approximately $70 earned as of December 31, 2019 and $70 earned as of March 31, 2020, which were settled by the issue of an additional aggregate 46,663 shares of Series B Convertible Preferred Stock.

Subsequent to June 30, 2021, in July 2021, the Company’s board-of-directors declared a Series B Convertible Preferred Stock dividend earned as of June 30, 2021 and payable as of July 1, 2021, of approximately $74, which will be settled by the issue of an additional 24,577 shares of Series B Convertible Preferred Stock (with such dividend not recognized as a dividend payable as of June 30, 2021, as the Company’s board of directors had not declared such dividends payable as of such date).

Note 10 — Stockholders’ Equity and Common Stock Purchase Warrants

The Company is authorized to issue up to 150 million shares of its common stock, par value of $0.001 per share. There were 82,576,816 and 63,819,935 shares of common stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.

Three Months Ended June 30, 2021

●	During the three months ended June 30, 2021, a total of 880,441 shares of common stock of the Company were issued resulting from a corresponding number of Series Z Warrants exercised for cash of $1.60 per share.

●	During the three months ended June 30, 2021, 80,799 shares of common stock of the Company were issued upon conversion of a corresponding number of shares of Series B Convertible Preferred Stock. See Note 9, Preferred Stock, for a discussion of the Series B Convertible Preferred Stock.

●	During the three months ended June 30, 2021, 40,832 shares of common stock of the Company were issued upon exercise of stock options for cash of approximately $51. See Note 8, Stock-Based Compensation, for a discussion of the PAVmed Inc. 2014 Equity Plan.

Six Months Ended June 30, 2021

●	On January 5, 2021, a total of 6,000,000 shares of common stock of the Company were issued for gross proceeds of approximately $13,434, before a placement agent fee and expenses of approximately $951, and offering costs incurred by the Company of approximately $71. The shares of common stock were issued in a registered direct offering pursuant to a Prospectus Supplement dated January 5, 2021 with respect to the Company’s effective shelf registration statement on Form S-3 (File No. 333-248709).

●	On February 23, 2021, a total of 9,782,609 shares of common stock of the Company were issued for proceeds of approximately $41,566, before offering costs incurred by the Company of approximately $290. The shares of common stock were issued in an underwritten registered offering pursuant to a final Prospectus Supplement dated February 23, 2021, with respect to the Company’s effective shelf registration statement on Form S-3 (File No. 333-248709 and File No. 333-253384).

●	During the six months ended June 30, 2021, a total of 1,740,658 shares of common stock of the Company were issued resulting from a corresponding number of Series Z Warrants exercised for cash of $1.60 per share. Subsequent to June 30, 2021, as of August 12, 2021, a total of 508,548 Series Z Warrants were exercised for cash at the $1.60 per share exercise price, resulting in the issue of the same number of shares of common stock of the Company.

●	In January 2021, 667,668 shares of the Company’s common stock were issued upon conversion, at the election of the holder, of the November 2019 Senior Convertible Note remaining face value principal of approximately $956 along with approximately $7 of interest thereon, as discussed in Note 7, Debt.

●	During the six months ended June 30, 2021, 91,634 shares of common stock of the Company were issued upon conversion of the same number of shares of Series B Convertible Preferred Stock. Subsequent to June 30, 2021, as of August 12, 2021, 91,063 shares of common stock of the Company were issued upon conversion of the same number of shares of Series B Convertible Preferred Stock. See Note 9, Preferred Stock, for a discussion of the Series B Convertible Preferred Stock.

●	During the six months ended June 30, 2021, 120,832 shares of common stock of the Company were issued upon exercise of stock options for cash of approximately $131. Subsequent to June 30, 2021, as of August 12, 2021, 24,500 shares of common stock of the Company were issued upon exercise of the same number of stock options for cash of approximately $52. See Note 8, Stock-Based Compensation, for a discussion of the PAVmed Inc. 2014 Equity Plan.

●	On March 31, 2021, 203,480 shares of common stock were purchased by employees through participation in the PAVmed Inc. Employee Stock Purchase Plan, as discussed in Note 8, Stock-Based Compensation.

Note 10 — Stockholders’ Equity and Common Stock Purchase Warrants - continued

Common Stock Purchase Warrants

The common stock purchase warrants (classified in permanent equity) outstanding as of the dates indicated are as follows:

	Common Stock Purchase Warrants Issued and Outstanding at
		Weighted		Weighted
	June 30,	Average Exercise	December 31,	Average Exercise	Expiration
	2021	Price /Share	2020	Price/Share	Date
Series Z Warrants	15,074,281	$1.60	16,814,939	$1.60	April 2024
UPO - Series Z Warrants	—	$—	53,000	$1.60	January 2021
Series W Warrants	381,818	$5.00	381,818	$5.00	January 2022
Total	15,456,099	$1.68	17,249,757	$1.57

During the three and six months ended June 30, 2021, 880,441 and 1,740,658, respectively, Series Z Warrants were exercised for cash at their exercise price per share, resulting in the issue of a corresponding number of shares of common stock of the Company. Additionally, subsequent to June 30, 2021, as of August 12, 2021, a total of 508,548 Series Z Warrants were exercised for cash at the $1.60 per share exercise price, resulting in the issue of the same number of shares of common stock of the Company.

The Unit Purchase Options (UPO) expired unexercised as of January 29, 2021.

Note 11 — Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is with respect to each of the Company’s majority-owned subsidiaries: Lucid Diagnostics Inc., Solys Diagnostics Inc., and Veris Health Inc., with the NCI summarized for the periods indicated as follows:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
NCI – equity (deficit) – beginning of period	$(2,369)	$(814)
Investment in Veris Health Inc.	6	—
Net loss attributable to NCI – Lucid Diagnostics Inc.	(1,782)	(1,503)
Net loss attributable to NCI – Solys Diagnostics Inc.	(22)	(109)
Net loss attributable to NCI – Veris Health Inc.	(73)	—
Lucid Diagnostics Inc. 2018 Equity Plan stock option exercise	—	5
Stock-based compensation expense - Lucid Diagnostics Inc. 2018 Equity Plan	3,329	52
NCI – equity (deficit) – end of period	$(911)	$(2,369)

Lucid Diagnostics Inc.

As of each of June 30, 2021, and December 31, 2020, there were 10,003,333 shares of common stock of Lucid Diagnostics Inc. issued and outstanding; of which PAVmed Inc. holds 8,187,499 shares, representing equity ownership interest of 81.85%, and PAVmed Inc. has a controlling financial interest. The minority equity ownership interest of the Lucid Diagnostics Inc. common stock includes: 943,464 shares held by Case Western Reserve University (“CWRU”), 289,679 shares held by each of the three individual physician inventors of the intellectual property underlying the CWRU License Agreement (“Physician Inventors”); and 3,333 shares held by an unrelated third-party consultant upon the exercise the same number of stock options issued under the Lucid Diagnostics Inc. 2018 Equity Plan.

Accordingly, Lucid Diagnostics Inc. is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the unaudited condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020, along with the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021 and 2020.

See Note 3, Related Party Transactions, with respect to CWRU and the three Physician Inventors; and Note 8, Stock-Based Compensation, with respect to the Lucid Diagnostics Inc. 2018 Equity Plan.

Solys Diagnostics Inc.

As of each of June 30, 2021 and December 31, 2020, there were 9,189,190 shares of common stock of Solys Diagnostics Inc. issued and outstanding, of which PAVmed Inc. holds a 90.3235% majority-interest ownership and has a controlling financial interest, with the remaining 9.6765% minority-interest ownership held by unrelated third parties. Accordingly, Solys Diagnostics Inc. is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the unaudited condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020, along with the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021 and 2020.

Veris Health Inc.

As of June 30, 2021, there were 8,000,000 shares of common stock of Veris Health Inc. issued and outstanding, of which PAVmed Inc. holds an 80.44% majority-interest ownership and has a controlling financial interest, with the remaining 19.56% minority-interest ownership held by an unrelated third-party. Accordingly, Veris Health Inc. is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the unaudited condensed consolidated balance sheet as of June 30, 2021 along with the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations for the period of May 28, 2021 to June 30, 2021, upon its formation and contemporaneous acquisition of Oncodisc Inc., as such acquisition is discussed in Note 4, Acquisition of Oncodisc Inc.

Note 12 — Loss Per Share

The respective “Net loss per share - attributable to PAVmed Inc. - basic and diluted” and “Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted” - for the periods indicated - is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator
Net loss - before noncontrolling interest	$(12,670)	$(5,844)	$(22,779)	$(20,755)
Net loss attributable to noncontrolling interest	1,199	266	1,877	702
Net loss - as reported, attributable to PAVmed Inc.	$(11,471)	$(5,578)	$(20,902)	$(20,053)

Series B Convertible Preferred Stock dividends:	$(74)	$(71)	$(149)	$(141)

Net loss attributable to PAVmed Inc. common stockholders	$(11,545)	$(5,649)	$(21,051)	$(20,194)

Denominator
Weighted average common shares outstanding, basic and diluted	82,235,397	44,780,538	78,117,637	44,140,126

Loss per share
Basic and diluted
Net loss - as reported, attributable to PAVmed Inc.	$(0.14)	$(0.12)	$(0.27)	$(0.45)
Net loss attributable to PAVmed Inc. common stockholders	$(0.14)	$(0.13)	$(0.27)	$(0.46)

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

Basic weighted-average number of shares of common stock outstanding for the three and six months ended June 30, 2021 and 2020 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	June 30,
	2021	2020
PAVmed Inc. 2014 Equity Plan stock options and unvested restricted stock awards	10,573,530	7,965,195
Unit purchase options - as to shares of common stock	—	53,000
Unit purchase options - as to shares underlying Series Z Warrants	—	53,000
Series Z Warrants	15,074,281	16,815,039
Series W Warrants	381,818	381,818
Series B Convertible Preferred Stock(3)	1,185,685	1,179,872
Total	27,215,314	26,447,924

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”) as filed with the Securities and Exchange Commission (the “SEC”). Unless the context otherwise requires, references herein to “we”, “us”, and “our”, and to the “Company” or “PAVmed” are to PAVmed Inc. and Subsidiaries, including each of the PAVmed Inc. majority-owned subsidiaries of: Lucid Diagnostics Inc. (“Lucid Diagnostics” or “LUCID”), Solys Diagnostics, Inc. (“Solys Diagnostics” or “SOLYS”), and Veris Health Inc. (“Veris Health” or “VERIS”).

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

Important factors that may affect our actual results include:

●	our limited operating history;
●	our financial performance, including our ability to generate revenue;
●	our ability to obtain regulatory approval for commercialization of our products;
●	the ability of our products to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in, our officers, key employees, or directors;
●	our potential ability to obtain additional financing when and if needed;
●	our ability to sustain status as a going concern;
●	our ability to protect our intellectual property;
●	our ability to identify and complete strategic acquisitions and integrate the acquired operations;
●	our ability to manage growth;
●	the liquidity and trading of our securities;
●	our regulatory or operational risks;
●	cybersecurity risks;
●	risks related to the COVID-19 pandemic;
●	our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing; and
●	our status as an “emerging growth company” under the JOBS Act.

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

The Company operates in one segment as a medical technology company, with the following lines-of-business: “GI Health”, “Minimally Invasive Interventions”, “Infusion Therapy”, “Digital Health”, and “Emerging Innovations”. The Company has ongoing operations conducted through PAVmed Inc. and its majority-owned subsidiaries of Lucid Diagnostics, Inc. (“Lucid Diagnostics” or “LUCID”), Solys Diagnostics, Inc. (“Solys Diagnostics” or “SOLYS”) and Veris Health Inc. (“Veris Health” or “VERIS”).

PAVmed Inc. and /or its subsidiaries have proprietary rights to the trademarks used herein, including, among others, PAVmed™, Lucid Diagnostics™, LUCID™, Veris Health™, VERIS™, Oncodisc™, Solys Diagnostics™, SOLYS™, Caldus™, CarpX®, DisappEAR™, EsoCheck®, EsoGuard®, EsoCheck Cell Collection Device®, EsoCure Esophageal Ablation Device™, NextCath™, NextFlo™, PortIO™, and “Innovating at the Speed of Life”™. Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of “™” or “®”. However, the absence of such marks is not intended to indicate, in any way, PAVmed Inc. or its subsidiaries will not assert, to the fullest extent possible under applicable law, their respective rights to such trademarks and trade names.

Our multiple products and services are in various phases of development, regulatory clearances, approvals, and commercialization.

●	The EsoCheck device received 510(k) marketing clearance from the U.S. Food and Drug Administration (“FDA”), in June 2019 and European CE Mark Certification in May 2021 as an esophageal cell collection device; and, EsoGuard has been established as a Laboratory Developed Test (“LDT”), completed European CE Mark Certification in June 2021, and was launched commercially in December 2019 after Clinical Laboratory Improvement Amendment (“CLIA”) and College of American Pathologists accreditation of the test at Lucid Diagnostics commercial diagnostic laboratory partner ResearchDx Inc., headquartered in Irvine, California. In August 2021, Lucid Diagnostics launched a strategic partnership with direct-to-consumer telemedicine company UpScriptHealth to support our commercialization efforts. Also in August 2021, we tested our first patients referred by primary care physicians (“PCPs”) in three Lucid Test Centers opened in the Phoenix metropolitan area.

●

Our CarpX device is a patented, single-use, disposable, minimally-invasive surgical device designed as a precision cutting tool to treat carpal tunnel syndrome while reducing recovery times that was cleared by the FDA under section 510(k) in April 2020, with the first commercial procedure successfully performed in December 2020. In May 2021 European CE Mark Certification was received for CarpX.

●

In May 2021, we formed Veris Health, which is our newest majority-owned subsidiary. Also in May 2021, Veris Health acquired Oncodisc Inc (“Oncodisc”), a digital health company with ground breaking tools to improve personalized cancer care through remote patient monitoring. Oncodisc’s core technologies include the first intelligent implantable vascular healthcare platform that provides patients and physicians with new tools to improve outcomes and optimize the delivery of cost-effective care through remote monitoring and data analytics. Its vascular access port contains biologic sensors capable of generating continuous data on key physiologic parameters known to predict adverse outcomes in cancer patients undergoing treatment. Wireless communication to the patient’s smartphone and its cloud-based digital healthcare platform efficiently and effectively delivers actionable real time data to patients and physicians. The technologies are the subject of multiple patent applications and one allowed patent awaiting final issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

As discussed herein below, our current lines-of-business are as follows:

●	GI Health - EsoGuard Esophageal DNA Test, EsoCheck Esophageal Cell Collection Device, and EsoCure Esophageal Ablation Device with Caldus Technology;

●	Minimally Invasive Interventions - CarpX Minimally Invasive Surgical Device for Carpal Tunnel Syndrome;

●	Infusion Therapy - PortIO Implantable Intraosseous Vascular Access Device and NextFlo Highly Accurate Disposable Intravenous Infusion Platform Technology;

●	Digital Health – Veris Health implantable vascular healthcare platform through remote monitoring and data analytics; and
●	Emerging Innovations - Non-invasive laser-based glucose monitoring, single-use ventilators, resorbable pediatric ear tubes and mechanical circulatory support cannulas.

GI Health

EsoGuard, EsoCheck, and EsoCure

EsoGuard and EsoCheck are based on patented technology licensed from Case Western Reserve University (“CWRU”) through our majority-owned subsidiary, Lucid. EsoGuard and EsoCheck have been developed to provide an accurate, non-invasive, patient-friendly screening test for the early detection of adenocarcinoma of the esophagus (“EAC”) and Barrett’s Esophagus (“BE”), including dysplastic BE and related pre-cursors to EAC in patients with chronic gastroesophageal reflux (“GERD”).

EsoGuard is a bisulfite-converted next-generation sequencing (NGS) DNA assay performed on surface esophageal cells collected with EsoCheck. It quantifies methylation at 31 sites on two genes, Vimentin (VIM) and Cyclin A1 (CCNA1). The assay was evaluated in a 408-patient multicenter case-control study published in Science Translational Medicine, and showed greater than 90% sensitivity and specificity at detecting esophageal precancer and all conditions along the BE-EAC spectrum, including on samples collected with EsoCheck (Moinova, et al. Sci Transl Med. 2018 Jan 17;10(424): eaao5848). EsoGuard is commercially available in the U.S. as a Laboratory Developed Test (LDT) performed at our CLIA-certified laboratory partner, ResearchDx Inc. (“RDx”), which does business as “PacificDx”. Cell samples, including those collected with EsoCheck, as discussed below, are sent to RDx, for testing and analyses using our proprietary EsoGuard NGS DNA assay.

EsoCheck is an FDA 510(k) and CE Mark cleared noninvasive swallowable balloon capsule catheter device capable of sampling surface esophageal cells in a less than five-minute office. It consists of a vitamin pill-sized rigid plastic capsule tethered to a thin silicone catheter from which a soft silicone balloon with textured ridges emerges to gently swab surface esophageal cells. When vacuum suction is applied, the balloon and sampled cells are pulled into the capsule, protecting them from contamination and dilution by cells outside of the targeted region during device withdrawal. We believe this proprietary Collect+Protect™ technology makes EsoCheck the only noninvasive esophageal cell collection device capable of such anatomically targeted and protected sampling.

EsoCure is in development as an Esophageal Ablation Device, with the intent to allow a clinician to treat dysplastic BE before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment. We have successfully completed a pre-clinical feasibility animal study of EsoCure demonstrating excellent, controlled circumferential ablation of the esophageal mucosal lining. We have also completed an acute and survival animal study of EsoCure™ Esophageal Ablation Device, demonstrating successful direct thermal balloon catheter ablation of esophageal lining through working channel of standard endoscope. We plan to conduct additional development work and animal testing of EsoCure to support a future FDA 510(k) submission.

In December 2019, we secured “gapfill” determination for the EsoGuard PLA code 0114U through the United States Department of Health and Human Services (“HHS”) Centers for Medicare and Medicaid Services (“CMS”) Clinical Laboratory Fee Schedule (“CLFS”) process, which has allowed us to engage directly with Medicare contractor Palmetto GBA, LLC and its MolDx Program on CMS payment and coverage. In October 2020, CMS granted EsoGuard final Medicare payment determination of $1,938.01, effective January 1, 2021. We are still awaiting Medicare local coverage determination from MolDx, which we understand is working to clear a significant backlog of reviews.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

GI Health - continued

EsoGuard, EsoCheck, and EsoCure

We are also aggressively pursuing EsoGuard private payor payment and coverage in the United States. Our first advisor board meeting with medical directors of major insurers provided positive feedback and good alignment with our strategic approach. Although the claim cycle can be prolonged during the early commercialization of a new test, PacificDx is starting to receive out-of-network private insurance payments on our behalf.

Our initial EsoGuard commercialization efforts focused on gastroenterology (GI) physicians who have generally embraced our message that EsoGuard has the potential to expand the funnel of BE-EAC patients who will need long-term EGD surveillance and, potentially, treatment with endoscopic esophageal ablation. We have utilized a hybrid sales model with full-time sales management and approximately fifty independent sales representatives. We significantly expanded our full-time commercial team in 2021 and are actively recruiting full-time territory managers nationwide. EsoGuard testing has accelerated as pandemic-related healthcare facility limitations have eased.

We are now expanding EsoGuard commercialization to target primary care physicians (PCPs). The vast majority of at-risk GERD patients are cared for by PCPs and never see a gastroenterologist. To assure sufficient testing capacity and geographic coverage during this expansion, we are building our own network of Lucid Test Centers, where Lucid-employed clinical personnel will perform the EsoCheck procedure for EsoGuard testing. We have hired personnel and leased medical office space to launch three pilot Lucid Test Centers in the Phoenix metropolitan area. The next phase of this pilot program will be to establish an EsoGuard Telemedicine Program, in partnership with an independent third-party telemedicine provider, UpScriptHealth, that can accommodate EsoGuard self-referrals from direct-to-consumer marketing.

Our active clinical research and development program seeks to expand the clinical evidence of our products’ efficacy to support our ongoing regulatory, reimbursement and commercial efforts. We are actively enrolling patients in two international multicenter clinical trials to support FDA PMA approval of EsoGuard, used with EsoCheck, as an IVD indicated to detect NDBE. ESOGUARD-BE-1 is a screening study which will enroll approximately 500 to 900 male GERD patients over 50 years of age with one other risk factor. ESOGUARD-BE-2 is a case control study which will enroll approximately 500 male GERD patients with a previous diagnosis of NDBE, LGD, HGD, or EAC, along with normal controls.

In February 2020, we received FDA “Breakthrough Device Designation” for EsoGuard as an IVD device. The FDA Breakthrough Device Program was created to offer patients more timely access to breakthrough technologies which provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions by expediting their development, assessment and review through enhanced communications and more efficient and flexible clinical study design, including more favorable pre/post market data collection balance. Breakthrough Devices receive priority FDA review, and a bipartisan bill before Congress (H.R. 5333) seeks to require Medicare to temporarily cover all Breakthrough Devices for three years while determining permanent coverage.

We have received ISO 13485:2016 certification for Lucid’s quality management system and received CE Mark certification for EsoCheck in May 2021 which allows it to be marketed in CE Mark European countries, which include the European Economic Area (the EU, Norway, Iceland, and Lichtenstein), Switzerland, and, until July 1, 2023, the United Kingdom. In June 2021, we completed the European Directive 98/79/EC for In-Vitro Diagnostic Medical Devices (“IVDD”) CE Mark certification for EsoGuard after Lucid and its European Union (“EU”) authorized representative completed the Commission of the European Union (“EC”) declaration of conformity procedure, including the associated technical documentation, ensuring and declaring EsoGuard meets the essential requirements of the IVDD.

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

We have received ISO 13485:2016 certification for PAVmed’s quality management system and received CE Mark certification for CarpX in May 2021 which allows it to be marketed in CE Mark European countries, which include the European Economic Area (the EU, Norway, Iceland, and Lichtenstein), Switzerland, and, until July 1, 2023, the United Kingdom.

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

We are seeking a long-term strategic partnership or acquiror. We have been running a formal M&A process for NextFlo targeting strategic and financial partners. Discussions and technologic diligence engagement with large strategic partners to license NextFlo technology for disposable infusion pumps continue while PAVmed advances technology towards self-commercialization. We have initiated design freeze verification testing in preparation for final verification and validation testing of NextFlo IV Infusion Set, to support FDA 510(k) submission and clearance targeted for the first half of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

Digital Health

Veris Health Inc.

In May 2021, we formed Veris Health, which is our newest majority majority-owned subsidiary, focused on digital health technology. Also in May 2021, Veris Health acquired Oncodisc Inc. (“Oncodisc”), a digital health company with groundbreaking tools to improve personalized cancer care through remote patient monitoring.

Oncodisc was founded by experienced physician entrepreneurs, James Mitchell, M.D., who joins Veris Health as its full-time Chief Medical Officer, and Andrew Thoreson, M.D., who will serve as a Veris Health consultant. Oncodisc’s core technologies include the first intelligent implantable vascular access port with biologic sensors and wireless communication, combined with an oncologist-designed remote digital healthcare platform that provides patients and physicians with new tools to improve outcomes and optimize the delivery of cost-effective care through remote monitoring and data analytics.

Oncodisc was founded in 2018 by Mitchell, a radiation-oncologist, and Thoreson, an interventional radiologist, who previously co-founded Redsmith, Inc., an interventional catheter company whose technology was acquired by C.R. Bard Inc., now BD Inc. (NYSE: BDX), in 2017. Oncodisc received a National Science Foundation (“NSF”) Small Business Innovation Research (“SBIR”) grant award to support its early work and completed both the MedTech Innovator Accelerator and UCSF Rosenman Institute Accelerator programs.

Its groundbreaking vascular access port contains biologic sensors capable of generating continuous data on key physiologic parameters known to predict adverse outcomes in cancer patients undergoing treatment. Wireless communication to the patient’s smartphone and its cloud-based digital healthcare platform efficiently and effectively delivers actionable real time data to patients and physicians. The technologies are the subject of multiple patent applications and one allowed patent awaiting final issuance. Veris Health is targeting FDA 510(k) clearance of the intelligent implantable vascular access port and launch of the remote digital healthcare platform for the last six months of 2022.

The planned Veris Health business model seeks to generate 100% recurring revenue through oncology practice and hospital-based subscriptions. These entities would purchase seats on the platform and pay a monthly remote monitoring charge to drive revenues from remote patient monitoring and device implantation under existing CPT codes, as well as established CMS Oncology Care Model (OCM) bonuses and CMS Quality Reporting Program incentives. Veris Health also anticipates strong demand for its intelligent implantable vascular access port and remote monitoring platform from oncology biotherapeutic companies to support clinical trials of their novel immunotherapy and chemotherapy agents with continuous physiologic data and transformative analytics.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Overview

Commercial operations expenses

Commercial operations expenses consist primarily of salaries and related costs for sales, sales operations, marketing, and payor reimbursement personnel, along with advertising and promotion expenses. We anticipate our commercial operations expenses will increase in the future, as we anticipate an increase in payroll and related expenses related to the roll-out of our commercial sales and marketing operations as we execute on our business strategy.

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

We plan to incur research and development expenses for the foreseeable future as we continue the development of our existing products as well as new innovations. Our research and development activities are focused principally on obtaining FDA approvals and developing product improvements or extending the utility of the lead products in our pipeline, including CarpX, EsoCheck and EsoGuard, along with advancing our DisappEAR, PortIO, NextFlo, non-invasive glucose monitoring and digital health products through their respective development phase.

Other Income and Expense, net

Other income and expense, net, consists principally of changes in fair value of our convertible notes, losses on extinguishment of debt upon repayment of such convertible notes; and interest expense with respect to one of our convertible notes.

Presentation of Dollar Amounts

All dollar amounts in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, if not otherwise noted as being presented in millions, except for the number of shares and per share amounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations - continued

Three months ended June 30, 2021 versus June 30, 2020

Commercial operations expenses

In the three months ended June 30, 2021, commercial operations costs were approximately $2.0 million as compared to $0.5 million for the corresponding period in the prior year, with the $1.5 million increase principally resulting from: approximately $0.8 million with respect to increased staffing in commercial operations, including sales, marketing, and payor reimbursement personnel, along with higher stock-based compensation expense; and approximately $0.7 million with respect to increased consulting and professional services fees.

General and administrative expenses

In the three months ended June 30, 2021, general and administrative costs were approximately $6.7 million as compared to $2.4 million for the corresponding period in the prior year, with the $4.3 million increase principally related to:

●	approximately $3.8 million increase in compensation related costs principally related to: increased staffing levels, higher stock-based compensation expense; and
●	approximately $0.4 million in consulting services related to patents, regulatory compliance, legal processes for contract review and public company expenses; and
●	approximately $0.1 million in general business expenses.

Research and development expenses

In the three months ended June 30, 2021, research and development costs were approximately $4.3 million, compared to $2.1 million for the corresponding period in the prior year, with the $2.2 million increase principally related to:

●	approximately $0.3 million increase in compensation related costs principally related to increased staffing levels, higher stock-based compensation expense; and
●	approximately $1.9 million in increased development costs and consulting fees with respect to CarpX, NextFlo, Port IO, EsoCure, EsoGuard, a glucose monitoring project, and a digital health project.

Other Income and Expense

Debt forgiveness

In the three months ended June 30, 2021, our PPP loan related to the CARES Act of $0.3 million was forgiven by the Small Business Administration. No principal or interest payments were ever made and accordingly we recorded a gain of $0.3 million.

Change in fair value of convertible debt

In the three months ended June 30, 2020, non-cash income (expense) recognized for the change in the fair value of our convertible notes was approximately $2.1 million of other income.

Loss from Extinguishment of Debt

In the prior year period of three months ended June 30, 2020, a loss from extinguishment of debt of approximately $2.7 million was recognized, with such loss resulting from the difference between: the face value principal repayments and the corresponding payments of the interest thereon; as compared to the fair value of the shares of our common stock issued upon conversion of such convertible note, with such fair value measured as the respective issue date closing quoted price per share of our common stock.

See Note 7, Debt, of our unaudited condensed consolidated financial statements for additional information with respect to the convertible notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations - continued

Six months ended June 30, 2021 versus June 30, 2020

Commercial operations expenses

In the six months ended June 30, 2021, commercial operations were approximately $3.4 million as compared to $0.8 million for the corresponding period in the prior year, with the $1.8 million increase principally resulting from: approximately $1.6 million with respect to increased staffing in commercial operations, including sales, marketing, and reimbursement personnel, along with higher stock-based compensation expense; and approximately $1.0 million with respect to increased consulting and professional services fees.

General and administrative expenses

In the six months ended June 30, 2021, general and administrative costs were approximately $10.1 million as compared to $4.7 million for the corresponding period in the prior year, with the $5.4 million increase was principally related to:

●	approximately $4.7 million increase in compensation related costs principally related to: increased staffing levels, higher stock-based compensation expense, and
●	approximately $0.6 million in consulting services related to patents, regulatory compliance, legal processes for contract review and public company expenses; and
●	approximately $0.1 million in general business expenses.

Research and development expenses

In the six months ended June 30, 2021, research and development costs were approximately $7.6 million as compared to $4.7 million for the corresponding period in the prior year, with the $2.9 million increase principally related to:

●	approximately $0.4 million increase in compensation related costs principally related to increased staffing levels, higher stock-based compensation expense; and
●	approximately $2.5 million in increased development costs and consulting fees with respect to CarpX, NextFlo, Port IO, EsoCure, EsoGuard, a glucose monitoring project and a digital health project.

Other Income and Expense

Debt forgiveness

In the six months ended June 30, 2021, our PPP loan related to the CARES Act of $0.3 million was forgiven by the Small Business Administration. No principal or interest payments were ever made and accordingly we recorded a gain of $0.3 million.

Change in fair value of convertible debt

In the six months ended June 30, 2021, the non-cash income (expense) recognized for the change in the fair value of our convertible notes was approximately $1.7 million of other income, as compared to $5.9 million of other expense for the six months ended June 30, 2020. The change in the fair value adjustment of the convertible notes is principally related to each of the convertible notes being repaid-in-full during the six months ended June 30, 2021, as discussed herein below under “Other Income and Expense - Loss from Extinguishment of Debt”.

See Note 6, Financial Instruments Fair Value Measurements, of our unaudited condensed consolidated financial statements for a further discussion of the change in fair value of our convertible notes, and Note 7, Debt, of our unaudited condensed consolidated financial statements for a further discussion the Series A and Series B November 2019 Senior Convertible Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Six months ended June 30, 2021 versus June 30, 2020 - continued

Loss from Extinguishment of Debt

In the six months ended June 30, 2021, a debt extinguishment loss in the aggregate of approximately $3.7 million was recognized in connection with the convertible notes, as discussed below.

●	On January 5, 2021, the repayment of the remaining face value principal of the November 2019 Senior Convertible Note of approximately $956, along with the payment of interest thereon of approximately $7, were settled with the issuance of 667,668 shares of our common stock, with a fair value of approximately $1,723 (with such fair value measured as the respective conversion date quoted closing price of our common stock), resulting in the recognition of a loss from extinguishment of debt of approximately $760 in the six months ended June 30, 2021; and,

●	On January 30, 2021, we paid in cash a $350 partial principal repayment of the Senior Convertible Note dated April 30, 2020 (“April 2020 Senior Convertible Note”); and on March 2, 2021, we made a cash payment of approximately $14,466, resulting in the repayment-in-full on such date of both the April 2020 Senior Convertible Note and the Senior Secured Convertible Note dated August 6, 2021, resulting in the recognition of a loss from extinguishment of debt of approximately $2,955 in the six months ended June 30, 2021.

In the prior year period of six months ended June 30, 2020, a loss from extinguishment of debt of approximately $3.9 million was recognized, with such loss resulting from the difference between: the face value principal repayments and the corresponding payments of the interest thereon; as compared to the fair value of the shares of our common stock issued upon conversion of such convertible note, with such fair value measured as the respective issue date closing quoted price per share of our common stock.

See Note 7, Debt, of our unaudited condensed consolidated financial statements, for additional information with respect to the convertible notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, and debt. We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. We expect to continue to experience recurring losses from operations and will continue to fund our operations with debt and/or equity financing transactions. Notwithstanding, however, together with the cash on-hand as of June 30, 2021 of $43.2 million from the cash proceeds from the issue of shares of common stock of the Company. in January and February 2021, as discussed herein below, partially used to repay all of our remaining outstanding convertible debt we expect to be able to fund our future operations for one year from the date of the issue of our unaudited condensed consolidated financial statements as included here in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

In the six months ended June 30, 2021 we issued shares of our common stock and received proceeds from the exercise of our Series Z Warrants, as discussed herein below, which resulted in approximately $57.8 million of gross proceeds, before placement agent fees and expenses and additional offering costs incurred by us. Additionally, we repaid-in-full the outstanding principal balances of all our convertible notes.

On January 5, 2021, we issued 6,000,000 shares of our common stock for gross proceeds of approximately $13,440, before a placement agent fee and expenses of approximately $951, and offering costs incurred by us of approximately $71; and, on February 23, 2021, we issued 9,782,609 shares of our common stock for proceeds of approximately $41,576, before offering costs incurred by us of approximately $290.

During the six months ended June 30, 2021, a total of 1,740,658 of our Series Z Warrants were exercised at their exercise price of $1.60 per share of our common stock, resulting in cash proceeds of approximately $2,785, and the issue of the same number of our shares of common stock. Subsequent to June 30, 2021, as of August 12, 2021, a total of 508,548 of our Series Z Warrants were exercised for cash at the $1.60 per share exercise price, resulting in the issue of the same number of shares of our common stock.

Additionally, in the six months ended June 30, 2021, we repaid-in-full all of the outstanding principal balances of our convertible notes, as discussed herein above under “Other Income and Expense - Loss from Extinguishment of Debt”.

See our unaudited condensed consolidated financial statements Note 7, Debt, for a discussion of our convertible notes; and Note 10, Stockholders Equity and Common Stock Purchase Warrants, for a further discussion of and the issue of our common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, and based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our last fiscal period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 5, Commitment and Contingencies - Legal Proceedings, of the unaudited condensed consolidated financial statements included in this Quarterly Report, for a description of certain material legal proceedings involving the Company, which description is incorporated herein by reference.

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

PAVmed Inc.

Date: August 16, 2021	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 1, 2018 (6)
3.4	Certificate of Amendment to Certificate of Incorporation, dated June 26, 2019 (7)
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 24, 2020 (10)
3.6	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (8)
3.7	Certificate of Elimination - Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock (4)
3.8	PAVmed Inc. Amended and Restated Bylaws (9)
4.1	Specimen PAVmed Inc. Common Stock Certificate (1)
4.2	Specimen PAVmed Inc. Series W Warrant Certificate (1)
4.3	Series W Warrant Agreement, dated April 28, 2016, between Continental Stock Transfer & Trust Company and the Registrant (2)
4.4	Specimen PAVmed Inc. Series Z Warrant Certificate (3)
4.5	Amended and Restated Series Z Warrant Agreement, dated as of June 8, 2018, by and between PAVmed Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent (5)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Filed herewith

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 - SEC File No. 333-203569
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 3, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 5, 2018.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed April 20, 2018.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 8, 2018.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 2, 2018.
(7)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 30, 2019
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 27, 2019.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 15, 2021.
(10)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed June 11, 2020

