Form 10-Q
period 2021-09-30
PAVmed Inc.
filed 2021-11-22
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ”large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 18, 2021, there were 87,930,411 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data)

(unaudited)

	September 30, 2021	December 31, 2020
Assets:
Current assets:
Cash	$37,341	$17,256
Accounts receivable	200	—
Inventory	50	—
Prepaid expenses, deposits, and other current assets	4,141	1,685
Total current assets	41,732	18,941
Fixed assets, net	451	82
Intangible assets, net	47	—
Other assets	755	755
Total assets	$42,985	$19,778
Liabilities, Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,080	$2,966
Accrued expenses and other current liabilities	1,671	2,325
CARES Act Paycheck Protection Program note payable	—	300
Senior Secured Convertible Notes - at fair value	—	10,060
Senior Convertible Note - at fair value	—	4,600
Total liabilities	7,751	20,251
Commitments and contingencies (Note 6)	—	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding 1,091,448 at September 30, 2021 and 1,228,075 shares at December 31, 2020	2,352	2,537
Common stock, $0.001 par value. Authorized, 150,000,000 shares; 84,400,822 and 63,819,935 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	84	64
Additional paid-in capital	154,059	87,570
Accumulated deficit	(121,625)	(88,275)
Total PAVmed Inc. Stockholders’ Equity	34,870	1,896
Noncontrolling interests	364	(2,369)
Total Stockholders’ Equity (Deficit)	35,234	(473)
Total Liabilities and Stockholders’ Equity	$42,985	$19,778

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$200	$—	$200	$—
Cost of revenue	144	—	144	—
Gross profit	56	—	56	—
Operating expenses:
Commercial operations	2,432	687	5,792	1,532
General and administrative	5,987	2,222	16,100	6,942
Research and development	5,305	2,619	12,878	7,321
Total operating expenses	13,724	5,528	34,770	15,795
Loss from operations	(13,668)	(5,528)	(34,714)	(15,795)
Other income (expense):
Interest expense	—	—	—	(53)
Change in fair value - Senior Secured Convertible Notes and Senior Convertible Note	—	367	1,682	(5,521)
Offering costs - Senior Secured Convertible Note and Senior Convertible Note	—	(50)	—	(660)
Debt extinguishments loss - Senior Secured Convertible Notes	—	(663)	(3,715)	(4,600)
Debt forgiveness	—	—	300	—
Other income (expense), net	—	(346)	(1,733)	(10,834)
Loss before provision for income tax	(13,668)	(5,874)	(36,447)	(26,629)
Provision for income taxes	—	—	—	—
Net loss before noncontrolling interests	(13,668)	(5,874)	(36,447)	(26,629)
Net loss attributable to the noncontrolling interests	1,441	391	3,318	1,093
Net loss attributable to PAVmed Inc.	(12,227)	(5,483)	(33,129)	(25,536)
Less: Series B Convertible Preferred Stock dividends earned	(67)	(74)	(216)	(215)
Net loss attributable to PAVmed Inc. common stockholders	$(12,294)	$(5,557)	$(33,345)	$(25,751)
Per share information:
Net loss per share attributable to PAVmed Inc. - basic and diluted	$(0.15)	$(0.11)	$(0.41)	$(0.56)
Net loss per share attributable to PAVmed Inc. common stockholders – basic and diluted	$(0.15)	$(0.11)	$(0.42)	$(0.57)
Weighted average common shares outstanding, basic and diluted	83,307,170	48,380,677	79,873,583	45,563,961

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED September 30, 2021

(in thousands except number of shares and per share data)

(unaudited)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - June 30, 2021	1,185,685	$2,499	82,576,816	$83	$149,694	$(109,325)	$(911)	$42,040
Dividends declared - Series B Convertible Preferred Stock	24,577	73	—	—	—	(73)	—	—
Conversions - Series B Convertible Preferred Stock	(118,814)	(220)	118,814	—	220	—	—	—
Exercise - Series Z Warrants	—	—	1,186,467	1	1,897	—	—	1,898
Exercise - Series W Warrants	—	—	3,945	—	20	—	—	20
Exercise - stock options	—	—	483,668	—	823	—	—	823
Purchase - Employee Stock Purchase Plan	—	—	31,112	—	131	—	—	131
Stock-based compensation – PAVmed Inc.	—	—	—	—	1,218	—	—	1,218
Stock-based compensation – majority-owned subsidiary	—	—	—	—	56	—	2,716	2,772
Net loss	—	—	—	—	—	(12,227)	(1,441)	(13,668)
Balance - September 30, 2021	1,091,448	$2,352	84,400,822	$84	$154,059	$(121,625)	$364	$35,234

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED September 30, 2020

(in thousands except number of shares and per share data)

(unaudited)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - June 30, 2020	1,179,872	$2,393	47,919,386	$48	$60,147	$(73,908)	$(1,485)	$(12,805)
Dividends declared - Series B Convertible Preferred Stock	23,616	70	—	—	—	(70)	—	—
Conversions - Senior Secured Convertible Note	—	—	1,584,140	2	3,100	—	—	3,102
Exercise - Series Z warrants	—	—	100	—	—	—	—	—
Purchase - Employee Stock Purchase Plan	—	—	152,289	—	230	—	—	230
Stock-based compensation - PAVmed Inc.	—	—	—	—	570	—	—	570
Stock-based compensation – majority-owned subsidiary	—	—	—	—	3	—	13	16
Net loss	—	—	—	—	—	(5,483)	(391)	(5,874)
Balance - September 30, 2020	1,203,488	$2,463	49,655,915	$50	$64,050	$(79,461)	$(1,863)	$(14,761)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the NINE MONTHS ENDED September 30, 2021

(in thousands except number of shares and per share data)

(unaudited)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - December 31, 2020	1,228,075	$2,537	63,819,935	$64	$87,570	$(88,275)	$(2,369)	$(473)
Dividends declared - Series B Convertible Preferred Stock	73,821	221	—	—	—	(221)	—	—
Conversions - Series B Convertible Preferred Stock	(210,448)	(406)	210,448	—	406	—	—	—
Registered offerings, net	—	—	15,782,609	16	53,688	—	—	53,704
Vest - restricted stock awards vests	—	—	150,000	—	—	—	—	—
Exercise - Series Z warrants	—	—	2,927,125	3	4,680	—	—	4,683
Exercise - Series W warrants	—	—	3,945	—	20	—	—	20
Conversions - Senior Secured Convertible Note	—	—	667,668	1	1,722	—	—	1,723
Exercise - stock options	—	—	604,500	—	953	—	—	953
Purchase - Employee Stock Purchase Plan	—	—	234,592	—	436	—	—	436
Issue common stock of majority-owned subsidiary	—	—	—	—	—	—	6	6
Stock-based compensation - PAVmed Inc.	—	—	—	—	4,473	—	—	4,473
Stock-based compensation - majority-owned subsidiary	—	—	—	—	111	—	6,045	6,156
Net loss	—	—	—	—	—	(33,129)	(3,318)	(36,447)
Balance - September 30, 2021	1,091,448	$2,352	84,400,822	$84	154,059	(121,625)	364	35,234

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the NINE MONTHS ENDED September 30, 2020

(in thousands except number of shares and per share data)

(unaudited)

	PAVmed Inc. Stockholders’ Deficit
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - December 31, 2019	1,158,209	$2,296	40,478,861	$41	$47,554	$(53,715)	$(814)	$(4,638)
Dividends declared - Series B Convertible Preferred Stock	70,279	210	—	—	—	(210)	—	—
Conversion - Series B Convertible Preferred Stock	(25,000)	(43)	25,000	—	43	—	—	—
Conversions - Senior Secured Convertible Note	—	—	7,412,682	8	14,667	—	—	14,675
Exercise - Series S warrants	—	—	1,199,383	1	11	—	—	12
Exercise - Series Z warrants	—	—	100	—	—	—	—	—
Purchase - Employee Stock Purchase Plan	—	—	306,555	—	356	—	—	356
Vest - restricted stock awards	—	—	233,334	—	—	—	—	—
Exercise - stock options - majority-owned subsidiary	—	—	—	—	—	—	5	5
Stock-based compensation - PAVmed Inc.	—	—	—	—	1,409	—	—	1,409
Stock-based compensation - majority-owned subsidiary	—	—	—	—	10	—	39	49
Net loss	—	—	—	—	—	(25,536)	(1,093)	(26,629)
Balance at September 30, 2020	1,203,488	$2,463	49,655,915	$50	$64,050	$(79,461)	$(1,863)	$(14,761)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss - before non controlling interest (“NCI”)	$(36,447)	$(26,629)

Adjustments to reconcile net loss - before NCI to net cash used in operating activities
Depreciation and amortization expense	60	17
Stock-based compensation	10,629	1,458
In-process R&D charge	133	—
Change in fair value - Senior Secured Convertible Notes and Senior Convertible Note	(1,682)	5,521
Debt extinguishment loss - Senior Secured Convertible Notes and Senior Convertible Note	3,715	4,600
Debt forgiveness	(300)	—
Changes in operating assets and liabilities:
Accounts receivable	(200)	—
Prepaid expenses and other current assets	(1,918)	(1,159)
Accounts payable	2,911	854
Accrued expenses and other current liabilities	(715)	152
Net cash flows used in operating activities	(23,814)	(15,186)

Cash flows from investing activities
Purchase of equipment	(192)	(47)
Acquisition, net of cash acquired	(147)	—
Net cash flows used in investing activities	(339)	(47)

Cash flows from financing activities
Proceeds – issue of common stock – registered offerings	55,016	—
Payment – offering costs – registered offerings	(1,312)	—
Proceeds – issue of Senior Secured Convertible Notes	—	13,300
Proceeds – issue of Senior Convertible Note	—	3,700
Proceeds – Cares Act Paycheck Protection Program Loan	—	300
Payment – repayment of Senior Convertible Note and Senior Secured Convertible Note	(14,816)	—
Payment – Senior Convertible Note and Senior Secured Convertible Note – non-installment payments	(154)	(366)
Proceeds – exercise of Series Z warrants	4,115	—
Proceeds – exercise of Series S warrants	—	12
Proceeds – exercise of stock options	953	—
Proceeds – issue common stock – Employee Stock Purchase Plan	436	356
Proceeds – exercise of stock options issued under equity incentive plan of majority owned subsidiary	—	5
Net cash flows provided by financing activities	44,238	17,307
Net increase (decrease) in cash	20,085	2,074
Cash, beginning of period	17,256	6,219
Cash, end of period	$37,341	$8,293

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

Note 1 — The Company

PAVmed Inc. (“PAVmed” or the “Company”) together with its majority owned subsidiaries, Lucid Diagnostics, Inc. (“Lucid Diagnostics” or “LUCID”), Veris Health, Inc. (“Veris Health” or “VERIS”), and Solys Diagnostics, Inc. (“Solys Diagnostics” or “SOLYS”), were organized to advance a broad pipeline of innovative medical technologies from concept to commercialization, employing a business model focused on capital efficiency and speed to market. The Company’s activities have focused on advancing the lead products towards regulatory approval and commercialization, protecting its intellectual property, and building its corporate infrastructure and management team. The Company operates in one segment as a medical technology company.

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

Lucid Diagnostics Inc. Initial Public Offering - October 14, 2021

Subsequent to September 30, 2021, on October 14, 2021, Lucid Diagnostics Inc. completed an initial public offering (“IPO”) of its common stock under an effective registration statement on Form S-1 (SEC File No. 333-259721), wherein a total of 5.0 million IPO shares of common stock of Lucid Diagnostics Inc. were issued, with such total IPO shares inclusive of 571,428 shares issued to PAVmed Inc., at an IPO offering price of $14.00 per share, resulting gross proceeds of $70.0 million, before underwriting fees of $4.9 million, and approximately $0.7 million of offering costs incurred by Lucid Diagnostics Inc. See Note 12, Noncontrolling Interest, with respect to Lucid Diagnostics Inc.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards Updates

Significant Accounting Policies

The Company’s significant accounting policies are as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 15, 2021, except as otherwise noted herein below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company holds a majority ownership interest and has controlling financial interest in each of: Lucid Diagnostics Inc., Veris Health Inc., and Solys Diagnostics Inc. with the corresponding noncontrolling interest included as a separate component of consolidated stockholders’ equity (deficit), including the recognition in the unaudited condensed consolidated statement of the net loss attributable to the noncontrolling interest based on the respective minority interest equity ownership of each majority-owned subsidiary. See Note 12, Noncontrolling Interest, for a discussion of each of the majority-owned subsidiaries noted above.

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

The consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the PAVmed Inc and Subsidiaries audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 15, 2021.

Subsequent to September 30, 2021, effective October 6, 2021, the Lucid Diagnostics Inc. board of directors: increased the authorized shares of common stock of Lucid Diagnostics Inc. to 100.0 million shares; and declared a 1.411-to-1.0 common stock-split with respect to Lucid Diagnostics Inc. common stock (with no adjustment to the par value per share). All shares of Lucid Diagnostics Inc. common stock, stock options, and restricted stock awards, and per share amounts, have been adjusted for the common stock-split and are presented for all periods on a retrospective basis.

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

Revenue Recognition

The Company recognizes revenue under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, (“ASC 606”). At its inception, an arrangement is accounted for under the provisions of ASC 606 as a contract with a customer when there is: a legally enforceable contract between the parties; the rights of the parties are identified; the arrangement has commercial substance; and collectability of the contract consideration is deemed probable. To determine revenue recognition for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Statement of Cash Flows - Supplemental Information

The unaudited condensed consolidated statement of cash flows supplemental information as of September 30, 2021 is as follows: cash flows used in investing activities with respect to the purchase of fixed assets of $192 is net of $153 included in accounts payable and $60 included in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2021; and cash flows from financing activities with respect to proceeds from exercise of warrants of $4,115 is net of each of $568 of exercise proceeds from the exercise of 354,996 Series Z Warrants, and $20 from the exercise of 3,945 Series W Warrants, with such exercise proceeds received from the Company’s transfer agent subsequent to September 30, 2021 on October 4, 2021, with such amounts due from the transfer agent included prepaid expenses, deposits, and other current assets, in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2021.

Financial Condition

The Company has financed its operations principally through the public and private issuances of its common stock, preferred stock, common stock purchase warrants, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. The Company expects to continue to experience recurring losses from operations and will continue to fund its operations with debt and equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof, the Company expects to be able to fund its future operations for one year from the date of the issue of the Company’s unaudited condensed consolidated financial statements, as included herein in this Quarterly Report on Form 10-Q for the period ended September 30, 2021.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards Updates - continued

Recent Accounting Standards Updates

Accounting Standards Updates Adopted

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, by eliminating the beneficial conversion and cash conversion accounting models previously contained in ASC 470-20 that required separate accounting for embedded conversion features. ASU 2020-06 also simplified the assessment of a financial instruments settlement to determine whether a contract is an entity’s own equity qualifies for equity classification by removing certain conditions from ASC 815-4-25. The ASU 2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company’s adoption of the ASU 2020-06 guidance as of January 1, 2021 did not have an effect on the Company’s financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”, (“ASU 2019-12”). The guidance of ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods, and adds revised guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. Adoption of the guidance of ASU 2019-12 is required for annual and interim financial statements beginning after December 15, 2020. The Company’s adoption of the ASU 2019-12 guidance as of January 1, 2021 did not have an effect on the Company’s financial statements.

Accounting Standards Updates Not Yet Adopted

FASB ASC Topic 842, Leases, (“ASC 842”) (ASU No. 2016-02, Leases, February-2016 - “ASU 2016-02”) which established a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The ASC 842 effective date for the Company is December 31, 2022 for its annual financial statements, and for interim quarterly financial statements commencing March 31, 2023.

Note 3 — Patent License Agreement – Case Western Reserve University

Overview

The Company, through its majority-owned subsidiary Lucid Diagnostics Inc., entered into a patent license agreement with Case Western Reserve University (“CWRU”), captioned the Amended and Restated License Agreement and dated August 23, 2021 (“Amended CWRU License Agreement”). The Amended CWRU License Agreement is a successor to and replaced in its entirety the previous CWRU License Agreement, dated May 12, 2018, between Lucid Diagnostics Inc. and CWRU. The Amended CWRU License Agreement terminates upon the expiration of certain related patents, or on May 12, 2038 in countries where no such patents exist, or upon expiration of any exclusive marketing rights granted by the FDA or other U.S. government agency, whichever comes later.

The Amended CWRU License Agreement (as did the predecessor CWRU License Agreement) provides for the exclusive worldwide license of the intellectual property rights for the proprietary technologies of two distinct technology components - the “EsoCheck Cell Collection Device” referred to as “EsoCheck®”; and a panel of proprietary methylated DNA biomarkers, a laboratory developed test (“LDT”), referred to as “EsoGuard®”; and together are collectively referred to as the “EsoGuard Technology”.

The CWRU License Agreement Fee was $273, of which $50 was previously paid in 2018. On the August 23, 2021 effective date of the Amended CWRU License Agreement, the remaining balance of $223 became payable, and such amount was paid in September 2021. Additionally, also in September 2021, the Company paid a $10 amendment fee in connection with the Amended CWRU License Agreement. Additionally, the Amended CWRU License Agreement provides for each of patent fees reimbursement payments; milestone payments; and royalty payments - each as discussed below.

Patent Fees Reimbursement

Lucid Diagnostics Inc. is responsible for reimbursement of certain CWRU billed patent fees. See Note 4, Related Party Transactions, for patent fee reimbursement payments paid to CWRU in the three and nine months ended September 30, 2021 and 2020.

Milestones

The (predecessor) CWRU License Agreement contained milestones, including regulatory milestones with respect to the FDA 501(k) submission of EsoCheck and the FDA clearance of EsoCheck, respectively regulatory submissions and clearances; which were achieved in accordance with the requisite contractual due dates, for which a $75 research and development expense was recognized and paid with respect to the achievement of the regulatory milestone related to FDA clearance of EsoCheck. The CWRU License Agreement was amended effective February 12, 2021, to: change the achievement date of commercialization milestone from November 2020 to August 2021; to eliminate the payment with respect to the commercialization milestone; and to add a non-refundable $100 payment to CWRU in consideration for such changes to the commercialization milestone (“CWRU License Agreement Amendment Fee”), with such fee recognized as general and administrative expense as of December 31, 2020 and paid in February 2021. The regulatory milestone related to FDA PMA submission of a licensed product (“PMA Milestone”) is included in the Amended CWRU License Agreement, and is the sole remaining unachieved milestone, for which a $200 milestone payment would be payable to CWRU upon its achievement.

Note 3 — Patent License Agreement – Case Western Reserve University - continued

Royalty Fee

Under the Amended CWRU License Agreement. the Company is required to pay a royalty fee to CWRU with respect to the “Licensed Products” (as defined in the CWRU License Agreement) of a percentage of “Net Sales”, as defined in the Amended CWRU License Agreement, as follows: 5.0% of Net Sales up to $100.0 million per year; and 8.0% of Net Sales of $100.0 million or greater per year, with such amounts subject-to a minimum annual royalty fee.

The base minimum annual royalty fee is $50 commencing January 1 following the first anniversary of the “First Commercial Sale” of a “Licensed Product” (as such terms are defined in the Amended CWRU License Agreement). The minimum annual royalty fee increases to each of: $150 if the annual “Net Sales” (as defined in the Amended CWRU License Agreement) exceed $25.0 million up to $50.0 million; $300 if annual Net Sales exceed $50.0 million up to $100.0 million; and $600 if annual Net Sales exceed $100.0 million. The Company recognized a 5.0% royalty fee payment liability as of September 30, 2021 with respect to the revenue recognized under the EsoGuard Commercialization Agreement, dated August 1, 2021, between Lucid Diagnostics Inc. and Research Dx Inc. Prior to September 30, 2021, no royalty fee has been incurred under the CWRU license agreements.

Additionally, the Company is required to pay a royalty fee on (sub-license) “Other Proceeds” (as defined in the Amended CWRU License Agreement) of: 30% of sub-license proceeds to extent the sub-license proceeds are realized prior to the first commercial Sale of a Licensed Product; or 15% of sub-license proceeds to extent the sub-license proceeds are realized after the first commercial Sale of a Licensed Product.

Consulting Agreements with Physician Inventors - Intellectual Property - CWRU License Agreement

Lucid Diagnostics Inc. entered into consulting agreements with each of the three physician inventors of the intellectual property licensed under the Amended CWRU License Agreement (“Physician Inventors”), with each such consulting agreement providing for compensation on a contractual rate per hour for consulting services provided, and an expiration date of May 12, 2024, upon each of the respective the agreements’ renewal effective May 12, 2021. Additionally, each of the Physician Inventors have been granted stock options and restricted stock awards under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan; and stock options under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan. See Note 4, Related Party Transactions, with respect to the consulting fee expense and stock based compensation expense recognized with respect to the Physician Inventors consulting agreements and stock options and restricted awards discussed above; and Note 9, Stock-Based Compensation, for information regarding each of the “Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan” and the separate “PAVmed Inc. 2014 Long-Term Incentive Equity Plan”.

Note 4 —Related Party Transactions

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

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Cost of Revenue
CWRU – Royalty Fee	$10	$—	$10	$—

General and Administrative Expense
CWRU – License Agreement - Amendment Fee - Milestone III	10	—	10	—
Stock-based compensation expense – Physician Inventors’ restricted stock awards	273	—	637	—

Research and Development Expense
CWRU License Agreement - reimbursement of patent legal fees	82	80	195	138
EsoCheck devices provided to CWRU	—	—	—	15
Fees - Physician Inventors’ consulting agreements	8	20	22	74
Stock-based compensation expense – Physician Inventors’ stock options	56	6	114	17
Total Related Party Expenses	$439	$106	$988	$244

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

See Note 9, Stock-Based Compensation, for information regarding each of the “PAVmed Inc. 2014 Long-Term Incentive Equity Plan” and the separate. “Lucid Diagnostics Inc 2018 Long-Term Incentive Equity Plan”; and Note 12, Noncontrolling Interest, for a discussion of Lucid Diagnostics Inc. and the corresponding noncontrolling interests.

Note 4 —Related Party Transactions - continued

Other Related Party Transactions

Lucid Diagnostics Inc. previously entered into a consulting agreement with Stanley N. Lapidus, effective June 2020 with such consulting agreement providing for compensation on a contractual rate per hour for consulting services provided. In July 2021, Mr. Lapidus was appointed as Vice Chairman of the Board of Directors of Lucid Diagnostics Inc. Lucid Diagnostics Inc. recognized as general and administrative expense $8 and $21 in the three and nine months ended September 30, 2021, respectively, and $3 and $4 in the three and nine months ended September 30, 2020, respectively, in connection with the consulting agreement.

Note 5 — Acquisitions

Oncodisc Inc.

On May 28, 2021, Veris Health Inc., a majority-owned subsidiary of PAVmed Inc., acquired all of the outstanding common stock of Oncodisc Inc. (“Oncodisc”) for total (gross) purchase consideration of approximately $261, consisting of: the issue of 1,564,514 shares of common stock of Veris Health Inc., with such shares having an estimated fair value of approximately $6; and cash paid of approximately $255, inclusive of approximately $155 paid at the time of the transaction closing and the remaining balance paid in the three months ended September 30, 2021. Additionally, the cash acquired was approximately $108 and liabilities assumed were approximately $50. The acquisition of Oncodisc was accounted for by Veris Health Inc as an asset acquisition. Veris Health Inc. has allocated the preliminary purchase price based upon the respective fair values as of the date of acquisition as follows:

Cash acquired	$108
Intangible asset - in-process research and development	133
Intangible asset - assembled workforce	70
Liabilities assumed	(50)
Total net assets acquired	$261

The intangible asset recognized for the in-process research and development (“IPRD”) of $133 was determined to have no alternative future use and was recognized as a current period research and development expense. The intangible asset recognized for the assembled workforce of approximately $70, which is included in “Other assets” on the accompanying unaudited condensed consolidated balance sheet, has an expected useful life of one year, and is being recognized as a research and development expense on a ratable basis over such period, commencing in June 2021. See Note 12, Noncontrolling Interest, for a discussion of Veris Health Inc. and the corresponding noncontrolling interests.

CapNostics, LLC.

On October 5, 2021, PAVmed Subsidiary Corporation, a majority-owned subsidiary of PAVmed Inc., acquired all of the outstanding common stock of CapNostics, LLC (“CapNostics”) for total (gross) purchase consideration of approximately $2,000 of cash, paid at the closing of the transaction.

Note 6 — Commitment and Contingencies

Legal Proceedings

On November 2, 2020, a stockholder of the Company, on behalf of himself and other similarly situated stockholders, filed a complaint in the Delaware Court of Chancery alleging broker non-votes were not properly counted in accordance with the Company’s bylaws at the Company’s Annual Meeting of Stockholders on July 24, 2020, and, as a result, asserted certain matters deemed to have been approved were not so approved (including matters relating to the increase in the size of the 2014 Equity Plan and the ESPP). The relief sought under the complaint includes certain corrective actions by the Company, but does not seek any specific monetary damages. The Company does not believe it is clear the prior approval of these matters is invalid or otherwise ineffective. However, to avoid any uncertainty and the expense of further litigation, on January 5, 2021, the Company’s Board of Directors determined it would be advisable and in the best interests of the Company and its stockholders to re-submit these proposals to the Company’s stockholders for ratification and/or approval. In this regard, the Company held a special meeting of stockholders on March 4, 2021, at which such matters were ratified and approved. The parties have reached agreement on a proposed Settlement Term Sheet Agreement, dated January 28, 2021, to settle the complaint, the terms of which do not contemplate payment of monetary damages to the putative class in the proceeding. The settlement of the complaint is pending and is subject to court approval.

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

There were no fair value measurements as of September 30, 2021 as each of the convertible notes were previously repaid-in-full in the three months ended March 31, 2021, as discussed herein below in Note 8, Debt. The estimated fair value of each of the convertible notes as of December 31, 2020, were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, and were therefore classified within the Level 3 category, as the fair value was determined using both observable inputs and unobservable inputs. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

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

Note 8 — Debt

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

Senior Convertible Note issued April 30, 2020 - (“April 2020 Senior Convertible Note”)

The “April 2020 Senior Convertible Note” unpaid outstanding face value principal of approximately $4,111 as of December 31, 2020 was repaid-in-full in March 2021, as discussed herein below. In the three months ended September 30, 2020 approximately $81 of non-installment payments were paid in cash. In the nine months ended September 30, 2021 and 2020, approximately $52 and $135, respectively, of non-installment payments were paid in cash.

Senior Secured Convertible Note issued August 6, 2020 - (“August 2020 Senior Convertible Note”)

The “August Senior Convertible Note” unpaid outstanding face value principal of approximately $7,750 as of December 31, 2020 was repaid-in-full in March 2021, as discussed herein below. In the nine months ended September 30, 2021 and 2020, approximately $102 and $93, respectively, of non-installment payments were paid in cash.

Principal Repayments - April 2020 Senior Convertible Note and August 2020 Senior Convertible Note

On January 30, 2021, the Company paid in cash a $350 partial principal repayment of the April 2020 Senior Convertible Note; and on March 2, 2021, the Company paid in cash a total of $14,466 of principal repayments, resulting in both the April 2020 Senior Convertible Note and the August 2020 Senior Convertible Note being repaid-in-full as of such date. The Company recognized a debt extinguishment loss of approximately $2,955 in the nine months ended September 30, 2021 in connection with the repayments of the April 2020 Senior Convertible Note and the August 2020 Senior Convertible Note.

Note 8 — Debt - continued

Convertible Notes - continued

A reconciliation in the fair value of debt during the nine months ended September 30, 2021 is as follows:

	November 2019 Senior Secured Convertible Notes	April 2020 Senior Convertible Note	August 2020 Senior Secured Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (Expense)
Fair Value - December 31, 2020	$1,270	$4,600	$8,790	$14,660
Installment repayments – common stock	(956)	—	—	(956)
Non-installment payments – common stock	(7)	—	—	(7)
Non-installment payments – cash	—	(52)	(102)	(154)
Change in fair value	(307)	(437)	(938)	(1,682)	1,682
Principal repayments – cash	—	(4,111)	(7,750)	(11,861)
Fair Value at September 30, 2021(1)	$—	—	$—	$—
Other Income (Expense) - Change in fair value - nine months ended September 30, 2021(1)					$1,682

(1)	As discussed above, all remaining convertible notes were previously repaid during the three months ended March 31, 2021.

Note 8 — Debt - continued

A reconciliation in the fair value of debt during the three and nine months ended September 30, 2020 is as follows:

	December 2018 Senior Secured Convertible Note	November 2019 Senior Secured Convertible Notes	April 2020 Senior Convertible Note	August 2020 Senior Secured Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (Expense)
Fair Value - December 31, 2019	$1,700	$6,439	$—	$—	$8,139

Face value principal – issue date	—	7,000	—	—	7,000
Fair value adjustment – issue date	—	2,600	—	—	2,600	$(2,600)
Installment repayments – common stock	(1,642)	—	—	—	(1,642)
Non-installment payments – common stock	(4)	—	—	—	(4)
Non-installment payments – cash	—	(138)	—	—	(138)
Change in fair value	9	4,699	—	—	4,708	(4,708)
Lender Fee - November 2019 Senior Secured Convertible Notes	—	—	—	—	—	(700)
Fair Value at March 31, 2020	$63	$20,600	—	$—	$20,663
Other Income (Expense) - Change in fair value - three months ended March 31, 2020						$(8,008)

Face value principal – issue date	—	—	4,111	—	4,111
Fair value adjustment – issue date	—	—	(411)	—	(411)	411
Installment repayments – common stock	(50)	(5,695)	—	—	(5,745)
Non-installment payments – common stock	(2)	(242)	—	—	(244)
Non-installment payments – cash	—	—	(54)	—	(54)
Change in fair value	(11)	(2,363)	254	—	(2,120)	2,120
Lender Fee - April 2020 Senior Convertible Note	—	—	—	—	—	(411)
Fair Value at June 30, 2020	$—	$12,300	3,900	$—	$16,200
Other Income (Expense) - Change in fair value - three months ended June 30, 2020						$2,120
Other Income (Expense) - Change in fair value - six months ended June 30, 2020						$(5,888)
Face value principal – issue date	—	—	—	7,750	7,750
Fair value adjustment – issue date	—	—	—	(750)	(750)	750
Installment repayments – common stock	—	(2,298)	—	—	(2,298)
Non-installment payments – common stock	—	(141)	—	—	(141)
Non-installment payments – cash	—	—	(81)	(93)	(174)
Change in fair value	—	(2,961)	781	1,813	(367)	367
Lender Fee - August 2020 Senior Secured Convertible Note	—	—	—	—	—	(750)
Fair Value at September 30, 2020	$—	$6,900	$4,600	$8,720	$20,220
Other Income (Expense) - Change in fair value - three months ended September 30, 2020						$367
Other Income (Expense) - Change in fair value - nine months ended September 30, 2020						$(5,521)

The Senior Convertible Notes presented above were each accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with the resulting fair value adjustment recognized as other income (expense) in the consolidated statement of operations. In this regard, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying consolidated statement of operations. See Note 7, Financial Instruments Fair Value Measurements, for a further discussion of fair value assumptions.

Note 8 — Debt – continued

Cares Act Paycheck Protection Program Loan

On April 8, 2020 the Company entered into a loan agreement with JP Morgan Chase, N.A., and received approximately $300 of proceeds, pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) Paycheck Protection Program (“PPP”) - the “PPP Loan”. Through the life of the PPP Loan, the Company made no principal or interest payments. The Company submitted its PPP Loan forgiveness application on April 21, 2021 and the forgiveness application was approved on June 9, 2021. Upon PPP Loan forgiveness, the Company recognized a gain of $300 in its unaudited condensed consolidated results of operations in the nine months ended September 30, 2021.

Note 9 — Stock-Based Compensation

PAVmed Inc. 2014 Long-Term Incentive Equity Plan

The PAVmed Inc. 2014 Long-Term Incentive Equity Plan (the “PAVmed Inc. 2014 Equity Plan”), provides for the granting, subject to approval by the compensation committee of the PAVmed Inc. board of directors, of stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. As of September 30, 2021, the PAVmed Inc. 2014 Equity Plan has 1,249,653 shares available-for-grant of stock-based awards, with such shares available for grant, not diminished by 500,854 PAVmed Inc. stock options previously granted outside the PAVmed Inc. 2014 Equity Plan.

PAVmed Inc. 2014 Long-Term Incentive Equity Plan - Stock Options

Stock options issued and outstanding under the PAVmed Inc. 2014 Equity Plan is as follows:

	Number Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options - December 31, 2020	6,798,529	$2.55	7.3
Granted(1)	2,615,000	$4.86
Exercised	(604,500)	$1.58
Forfeited	(161,247)	$2.73
Outstanding stock options - September 30, 2021	8,647,782	$3.32	6.9	$45,267
Vested and exercisable stock options - September 30, 2021	5,919,023	$2.84	5.7	$33,031

(1)	Stock options granted under the PAVmed Inc. 2014 Equity Plan generally vest ratably over twelve quarters, with the vesting commencing with the grant date quarter, and have a ten-year contractual term from date-of-grant.

(2)	The intrinsic value is computed as the difference between the quoted price of the PAVmed Inc. common stock on each of September 30, 2021 and December 31, 2020 and the exercise price of the underlying PAVmed Inc. stock options, to the extent such quoted price is greater than the exercise price.

Note 9 — Stock-Based Compensation - continued

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

A total of 1,650,000 restricted stock awards were previously granted under the PAVmed Inc. 2014 Equity Plan, with such restricted stock awards having an aggregate fair value of approximately $2,680, which was measured using the respective grant date quoted closing price per share of PAVmed Inc. common stock, with the fair value being recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The vesting of the previously granted restricted stock awards is as follows: 233,334 vested on March 15, 2020; 466,666 vesting on March 15, 2022; 450,000 vesting ratably on an annual basis over a three year period with the initial annual vesting date on May 1, 2021; and 500,000 restricted stock awards having a single vesting date of May 1, 2023. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan

The Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (the “Lucid Diagnostics Inc. 2018 Equity Plan”), provides for the granting, subject to approval by the Lucid Diagnostics Inc. board of directors, of stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. As of September 30, 2021, the Lucid Diagnostics Inc. 2018 Equity Plan has 2,850,220 shares of common stock of Lucid Diagnostics Inc. available-for-grant of stock-based awards.

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan - Stock Options

Stock options issued and outstanding under the Lucid Diagnostics Inc. 2018 Equity Plan is as follows:

	Number Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)
Outstanding stock options at December 31, 2020	1,399,242	$0.61	8.0
Granted(1)	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding stock options at September 30, 2021	1,399,242	$0.61	7.2
Vested and exercisable stock options at September 30, 2021	1,286,361	$0.59	7.2

(1)	Stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan generally vest ratably over twelve quarters, with the vesting commencing with the grant date quarter, and have a ten-year contractual term from date-of-grant.

Note 9 — Stock-Based Compensation - continued

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan – Restricted Stock Awards

As of September 30, 2021, a total of 1,813,135 restricted stock awards were granted under the Lucid Diagnostics Inc. 2018 Equity Plan, summarized as follows:

A total of 1,467,440 restricted stock awards were granted under the Lucid Diagnostics Inc. 2018 Equity Plan in March 2021, inclusive of grants to employees of PAVmed Inc., a member of the board of directors of Lucid Diagnostics Inc. (who is also a member of the board of directors of PAVmed Inc.), and to each of the three physician inventors of the intellectual property licensed under the CWRU License Agreement (“Physician Inventors”), with such restricted stock awards having a single vesting date of March 1, 2023, and an aggregate grant date fair value of approximately $18.9 million, measured as discussed below, with such aggregate estimated fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period, and classified in general and administrative expense in the accompanying unaudited condensed statement of operations. The restricted stock awards are subject to forfeiture if the requisite service period is not completed. See Note 4, Related Party Transactions, for a summary of the stock based compensation expense recognized with respect to the restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan to the Physician Inventors.

A total of 91,715 restricted stock awards were granted under the Lucid Diagnostics Inc. 2018 Equity Plan in April 2021, inclusive of grants to an employee of PAVmed Inc. and a member of the board of directors of Lucid Diagnostics Inc., with such restricted stock awards having a single vesting date in April 2023, and an aggregate grant date fair value of approximately $1.2 million, measured as discussed below, with such aggregate estimated fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period, with approximately $1.1 million classified in general and administrative expense and $0.1 million classified in research and development expense in the accompanying unaudited condensed statement of operations. Subsequent to September 30, 2021, as of October 1, 2021, 7,055 restricted stock awards granted in April 2021 were forfeited upon the employee’s termination of employment. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

A total of 253,980 restricted stock awards were granted under the Lucid Diagnostics Inc. 2018 Equity Plan in the three months ended September 30, 2021, to members of the board of directors of Lucid Diagnostics Inc., with 169,320 restricted stock awards having annual vesting dates on the grant date anniversary in each of September 2022 and 2023; and 84,660 restricted stock awards having a single vesting date in July 2023. The restricted stock awards granted in the three months ended September 30, 2021, had an aggregate grant date fair value of approximately 3.4 million, measured as discussed below, with such aggregate estimated fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period, classified in general and administrative expense in the accompanying unaudited condensed statement of operations.

Subsequent to September 30, 2021, as of October 14, 2021, an additional 84,660 restricted stock awards were granted under the Lucid Diagnostics Inc. 2018 Equity Plan to a member of the board of directors of Lucid Diagnostics Inc.

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

The PWERM principally involved (i) the identification of scenarios and related probabilities; (ii) determine the equity value under each scenario; and (iii) determine the common stock shareholders’ return in each scenario. The two scenarios identified were an initial public offering (“IPO”) of Lucid Diagnostics Inc. common stock (“IPO scenario”); and, to continue on as a private company (“stay private scenario”). With respect to the IPO scenario, the valuation of the Lucid Diagnostics Inc. common stock was computed using assumptions, including dates of the IPO, to calculate an estimated pre-money valuation; and, with respect to the stay private scenario, an income approach was used, wherein a risk-adjusted discount rate is applied to projected future cash flows. For the awards during 2021, a relative weighting ranged from 75%-97.5% for to the IPO scenario and the relative weighting ranged from 25% - 2.5% for the stay private scenario.

Note 9 — Stock-Based Compensation - continued

Consolidated Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized by each of PAVmed Inc. and Lucid Diagnostics Inc. for both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commercial operations expenses	$341	$85	$840	$183
General and administrative expenses	3,339	363	9,062	948
Research and development expenses	310	138	727	327
Total stock-based compensation expenses	$3,990	$586	$10,629	$1,458

Stock-Based Compensation Expense Recognized by Lucid Diagnostics Inc.

As noted, the consolidated stock-based compensation expense presented above is inclusive of stock-based compensation expense recognized by Lucid Diagnostics Inc., inclusive of each of: stock options granted under the PAVmed Inc. 2014 Equity Plan to the three physician inventors of the intellectual property underlying the CWRU License Agreement (“Physician Inventors”) (as discussed above in Note 4, Related Party Transactions); and stock options and restricted stock awards granted to employees of PAVmed Inc. and non-employee consultants under the Lucid Diagnostics Inc. 2018 Equity Plan.

The stock-based compensation expense recognized by Lucid Diagnostics Inc. for both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lucid Diagnostics Inc 2018 Equity Plan – general and administrative expense	$2,695	$—	$5,988	$—
Lucid Diagnostics Inc 2018 Equity Plan – research and development expenses	21	13	57	39
PAVmed Inc 2014 Equity Plan - research and development expenses	56	3	111	10
Total stock-based compensation expense – recognized by Lucid Diagnostics Inc	$2,772	$16	$6,156	$49

Note 9 — Stock-Based Compensation - continued

Consolidated Stock-Based Compensation Expense - continued

The consolidated unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period
PAVmed Inc. 2014 Equity Plan
Stock Options	$7,641	1.4 years
Restricted Stock Awards	$2,368	1.4 years

Lucid Diagnostics Inc. 2018 Equity Plan
Stock Options	$15	0.3 years
Restricted Stock Awards	$17,491	1.5 years

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed Inc. 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $3.47 per share and $1.28 per share during the nine months ended September 30, 2021 and 2020, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Nine Months Ended September 30,
	2021	2020
Expected term of stock options (in years)	5.6	5.8
Expected stock price volatility	76%	73%
Risk free interest rate	0.9%	0.5%
Expected dividend yield	0%	0%

PAVmed Inc. Employee Stock Purchase Plan (“ESPP”)

The PAVmed Inc. Employee Stock Purchase Plan (“PAVmed Inc. ESPP”), adopted by the Company’s board of directors effective April 1, 2019, provides eligible employees the opportunity to purchase shares of PAVmed Inc. common stock through payroll deductions during six month periods, wherein the purchase price per share of common stock is the lower of 85% of the quoted closing price per share of PAVmed Inc. common stock at the beginning or end of each six month share purchase period. The PAVmed Inc. ESPP share purchase dates are March 31 and September 30. A total of 203,480 shares and 154,266 shares of common stock of the Company were purchased for proceeds of approximately $304 and $126, on the ESPP purchase dates of March 31, 2021 and 2020, respectively. A total of 31,112 shares and 152,289 shares of common stock of the Company were purchased for proceeds of approximately $131 and $231, on the ESPP purchase dates of September 30, 2021 and 2020, respectively. The PAVmed Inc. ESPP has a total reservation of 1,250,000 shares of common stock of PAVmed Inc. of which 626,081 shares are available-for-issue remaining as of September 30, 2021.

Note 10 — Preferred Stock

The Company is authorized to issue 20 million shares of its preferred stock, par value of $0.001 per share, with such designation, rights, and preferences as may be determined by the Company’s board of directors. There were 1,091,448 and 1,228,075 shares of Series B Convertible Preferred Stock (classified in permanent equity) issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

In the nine months ended September 30, 2021, at each of the respective holders’ election, a total of 210,448 shares of Series B Convertible Preferred Stock were converted into the same number of shares of common stock of PAVmed Inc.

As of September 30, 2021, the Company’s board-of-directors declared an aggregate of approximately $221 of Series B Convertible Preferred Stock dividends, inclusive of approximately $73 earned as of December 31, 2020, $75 earned as of March 31, 2021, and $74 earned as of June 30, 2021 which were settled by the issue of an additional aggregate 73,821 shares of Series B Convertible Preferred Stock. In the corresponding period of the prior year, the board of directors declared an aggregate of approximately $211 of Series B Convertible Preferred Stock dividends, inclusive of approximately $70 earned as of December 31, 2019, $70 earned as of March 31, 2020, and $71 earned as of June 30, 2020 which were settled by the issue of an additional aggregate 70,279 shares of Series B Convertible Preferred Stock.

Subsequent to September 30, 2021, in October 2021, the Company’s board-of-directors declared a Series B Convertible Preferred Stock dividend earned as of September 30, 2021 and payable as of October 1, 2021, of approximately $67, which will be settled by the issue of an additional 22,471 shares of Series B Convertible Preferred Stock (with such dividend not recognized as a dividend payable as of September 30, 2021, as the Company’s board of directors had not declared such dividends payable as of such date).

Note 11 —Common Stock and Common Stock Purchase Warrants

The Company is authorized to issue up to 150 million shares of its common stock, par value of $0.001 per share. There were 84,400,822 and 63,819,935 shares of common stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

●	On January 5, 2021, a total of 6,000,000 shares of common stock of the Company were issued for gross proceeds of approximately $13,434, before a placement agent fee and expenses of approximately $951, and offering costs incurred by the Company of approximately $71. The shares of common stock were issued in a registered direct offering pursuant to a Prospectus Supplement dated January 5, 2021 with respect to the Company’s effective shelf registration statement on Form S-3 (File No. 333-248709).

●	On February 23, 2021, a total of 9,782,609 shares of common stock of the Company were issued for proceeds of approximately $41,566, before offering costs incurred by the Company of approximately $290. The shares of common stock were issued in an underwritten registered offering pursuant to a final Prospectus Supplement dated February 23, 2021, with respect to the Company’s effective shelf registration statement on Form S-3 (File No. 333-248709 and File No. 333-253384).

●	In January 2021, 667,668 shares of the Company’s common stock were issued upon conversion, at the election of the holder, of the November 2019 Senior Convertible Note remaining face value principal of approximately $956 along with approximately $7 of interest thereon, as discussed in Note 8, Debt.

●	During the nine months ended September 30, 2021, 210,448 shares of common stock of the Company were issued upon conversion of the same number of shares of Series B Convertible Preferred Stock. See Note 10, Preferred Stock, for a discussion of the Series B Convertible Preferred Stock.

●

During the nine months ended September 30, 2021, an aggregate of 2,931,070 shares of common stock of the Company were issued upon exercise of common stock purchase warrants, including 2,927,125 with respect to Series Z Warrants; and 3,945 with respect to Series W Warrants. Subsequent to September 30, 2021, as of November 18, 2021, 1,946,259 shares of common stock of the Company were issued upon exercise of the same number of Series Z Warrants.

●	During the nine months ended September 30, 2021, 604,500 shares of common stock of the Company were issued upon exercise of stock options for cash of approximately $953. Subsequent to September 30, 2021, as of November 18, 2021, 16,664 shares of common stock of the Company were issued upon exercise of the same number of stock options for cash of approximately $26. See Note 9, Stock-Based Compensation, for a discussion of the PAVmed Inc. 2014 Equity Plan.

●	On March 31, 2021 and September 30, 2021, the PAVmed Inc. Employee Stock Purchase Plan purchased 203,480 shares and 31,112 shares, respectively, of common stock of the Company. See in the Note 9, Stock-Based Compensation, for a discussion of the PAVmed Inc. Employee Stock Purchase Plan.

Note 11 — Common Stock and Common Stock Purchase Warrants - continued

Common Stock Purchase Warrants

The common stock purchase warrants (classified in permanent equity) outstanding as of the dates indicated are as follows:

	Common Stock Purchase Warrants Issued and Outstanding at
		Weighted		Weighted
	September 30,	Average Exercise	December 31,	Average Exercise	Expiration
	2021	Price /Share	2020	Price/Share	Date
Series Z Warrants	13,887,814	$1.60	16,814,939	$1.60	April 2024
UPO - Series Z Warrants	—	$—	53,000	$1.60	January 2021
Series W Warrants	377,873	$5.00	381,818	$5.00	January 2022
Total	14,265,687	$1.68	17,249,757	$1.57

During the three and nine months ended September 30, 2021, a total of 1,186,467 and 2,927,125 shares of common stock of the Company were issued, respectively, resulting from the exercise cash of $1.60 per share of the same number of Series Z Warrants. Subsequent to September 30, 2021, as of November 18, 2021, a total of 1,946,259 Series Z Warrants were exercised for cash of $1.60 per share, resulting in the issue of the same number of shares of common stock of the Company.

During the three and nine months ended September 30, 2021, a total of 3,945 shares of common stock of the Company were issued resulting from the exercise for cash of $5.00 per share of the same number of Series W Warrants.

The Unit Purchase Options (UPO) expired unexercised as of January 29, 2021.

Note 12 — Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is summarized for the periods indicated as follows:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
NCI – equity (deficit) – beginning of period	$(2,369)	$(814)
Investment in Veris Health Inc.	6	—
Net loss attributable to NCI – Lucid Diagnostics Inc.	(3,044)	(1,503)
Net loss attributable to NCI – Solys Diagnostics Inc.	(29)	(109)
Net loss attributable to NCI – Veris Health Inc.	(245)	—
Lucid Diagnostics Inc. 2018 Equity Plan stock option exercise	—	5
Stock-based compensation expense - Lucid Diagnostics Inc. 2018 Equity Plan	6,045	52
NCI – equity (deficit) – end of period	$364	$(2,369)

The consolidated NCI presented above is with respect to the Company’s consolidated majority-owned subsidiaries, inclusive of: Lucid Diagnostics Inc. and Solys Diagnostics Inc., as a component of consolidated total stockholders’ equity as of September 30, 2021 and December 31, 2020, and the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2021 and 2020; and Veris Health Inc. as a component of consolidated total stockholders’ equity as of September 30, 2021, and the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2021 and for the period May 28, 2021 (inception date) to September 30, 2021.

Lucid Diagnostics Inc.

As of September 30, 2021 and December 31, 2020, PAVmed Inc. holds a 81.85% majority -interest equity ownership and has a controlling financial interest in Lucid Diagnostics Inc., with the remaining 18.15% minority-interest equity ownership held by Case Western Reserve University (“CWRU”); the individual physician inventors of the intellectual property underlying the Amended CWRU License Agreement (the “Physician Inventors”); and a consultant upon the exercise of stock options issued under the Lucid Diagnostics Inc. 2018 Equity Plan.

Subsequent to September 30, 2021, on October 13, 2021, Lucid Diagnostics Inc. issued 15,803,200 shares of its common stock to PAVmed Inc. upon the election by PAVmed Inc. to convert the $22.4 million face value principal under the terms of a Senior Unsecured Promissory Note, dated June 1, 2021. The Senior Unsecured Promissory Note was issued by Lucid Diagnostics Inc. to PAVmed Inc. with a face value principal of $22.4 million, which replaced the aggregate outstanding and payable balance of the intercompany Due To: PAVmed Inc. as of June 1, 2021, had an annual interest rate of 7.875%, a contractual maturity date of May 18, 2028, and, at the election of PAVmed Inc., provided for the partial or full repayment of the face value principal and accrued but unpaid interest thereon by the issue of shares of Lucid Diagnostics Inc. common stock at a conversion price of $1.42 per share of Lucid Diagnostics Inc. common stock.

Subsequent to September 30, 2021, on October 14, 2021, Lucid Diagnostics Inc. completed an initial public offering (“IPO”) of its common stock under an effective registration statement on Form S-1 (SEC File No. 333-259721), wherein a total of 5.0 million IPO shares of common stock of Lucid Diagnostics Inc. were issued, with such total IPO shares inclusive of 571,428 shares issued to PAVmed Inc., at an IPO offering price of $14.00 per share, resulting gross proceeds of $70.0 million, before underwriting fees of $4.9 million, and approximately $0.7 million of offering costs incurred by Lucid Diagnostics Inc.

Note 12 — Noncontrolling Interest - continued

Veris Health Inc.

As of September 30, 2021, PAVmed Inc. holds an 80.44% majority-interest ownership and has a controlling financial interest in Veris Health Inc., with the remaining 19.56% minority-interest ownership held by an unrelated third-party.

Solys Diagnostics Inc.

As of each of September 30, 2021 and December 31, 2020, PAVmed Inc. holds a 90.3235% majority-interest ownership and has a controlling financial interest in Solys Diagnostics Inc., with the remaining 9.6765% minority-interest ownership held by unrelated third parties.

Note 13 — Net Loss Per Share

The respective “Net loss per share - attributable to PAVmed Inc. - basic and diluted” and “Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted” - for the periods indicated - is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator
Net loss - before noncontrolling interest	$(13,668)	$(5,874)	$(36,447)	$(26,629)
Net loss attributable to noncontrolling interest	1,441	391	3,318	1,093
Net loss - as reported, attributable to PAVmed Inc.	$(12,227)	$(5,483)	$(33,129)	$(25,536)

Series B Convertible Preferred Stock dividends:	$(67)	$(74)	$(216)	$(215)

Net loss attributable to PAVmed Inc. common stockholders	$(12,294)	$(5,557)	$(33,345)	$(25,751)

Denominator
Weighted average common shares outstanding, basic and diluted	83,307,170	48,380,677	79,873,583	45,563,961

Net Loss per share
Basic and diluted
Net loss - as reported, attributable to PAVmed Inc.	$(0.15)	$(0.11)	$(0.41)	$(0.56)
Net loss attributable to PAVmed Inc. common stockholders	$(0.15)	$(0.11)	$(0.42)	$(0.57)

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

Basic weighted-average number of shares of common stock outstanding for the three and six months ended September 30, 2021 and 2020 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	September 30,
	2021	2020
PAVmed Inc. 2014 Equity Plan stock options and unvested restricted stock awards	10,213,615	8,090,195
Unit purchase options - as to shares of common stock	—	53,000
Unit purchase options - as to shares underlying Series Z Warrants	—	53,000
Series Z Warrants	13,887,814	16,814,939
Series W Warrants	377,873	381,818
Series B Convertible Preferred Stock	1,091,448	1,203,488
Total	25,570,750	26,596,440

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”) as filed with the Securities and Exchange Commission (the “SEC”). Unless the context otherwise requires, references herein to “we”, “us”, and “our”, and to the “Company” or “PAVmed” are to PAVmed Inc. and Subsidiaries, including each of the PAVmed Inc. and its majority-owned subsidiaries, including: Lucid Diagnostics Inc. (“Lucid Diagnostics” or “LUCID”), Veris Health Inc. (“Veris Health” or “VERIS”), and Solys Diagnostics, Inc. (“Solys Diagnostics” or “SOLYS”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including the following discussion and analysis of our (unaudited) condensed consolidated financial condition and results of operations, contains forward-looking statements that involve substantial risks and uncertainties.

All statements, other than statements of historical facts, contained in this Form 10-Q, including without limitation statements regarding our future consolidated results of operations and consolidated financial position, our estimates regarding expenses, future revenue, capital and operating expenditure requirements and needs for additional financing, our business strategy and plans and the objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of the Form 10-K under the heading “Risk Factors.”

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

We may not actually achieve the plans, intentions, and /or expectations disclosed in our forward-looking statements, and you should not rely on our forward-looking statements. You should read this Form 10-Q, together with the Form 10-K, and the documents we have filed as exhibits to this Form 10-Q and the Form 10-K, completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

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

The Company operates in one segment as a medical technology company, with the following lines-of-business: “GI Health”, “Minimally Invasive Interventions”, “Infusion Therapy”, “Digital Health”, and “Emerging Innovations”. The Company has ongoing operations conducted through PAVmed Inc. and its majority-owned subsidiaries of Lucid Diagnostics, Veris Health, and Solys Diagnostics.

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

Our multiple products and services are in various phases of development, regulatory clearances, approvals, and commercialization.

●	The EsoCheck device received 510(k) marketing clearance from the U.S. Food and Drug Administration (“FDA”), in June 2019 and European CE Mark Certification in May 2021 as an esophageal cell collection device; and, EsoGuard has been established as a Laboratory Developed Test (“LDT”), completed European CE Mark Certification in June 2021, and was launched commercially in December 2019 after Clinical Laboratory Improvement Amendment (“CLIA”) and College of American Pathologists accreditation of the test at Lucid Diagnostics commercial diagnostic laboratory partner ResearchDx Inc. (“RDx”), headquartered in Irvine, California. In August 2021, Lucid Diagnostics launched a strategic partnership with direct-to-consumer telemedicine company UpScriptHealth to support our commercialization efforts. Also in August 2021, we tested our first patients referred by primary care physicians (“PCPs”) in three Lucid Test Centers opened in the Phoenix metropolitan area.

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

●	In May 2021, we formed Veris Health, which is our newest majority-owned subsidiary. In connection with it formation, Veris Health acquired Oncodisc Inc (“Oncodisc”), a digital health company with ground breaking tools to improve personalized cancer care through remote patient monitoring. Oncodisc’s core technologies include the first intelligent implantable vascular healthcare platform that provides patients and physicians with new tools to improve outcomes and optimize the delivery of cost-effective care through remote monitoring and data analytics. Its vascular access port contains biologic sensors capable of generating continuous data on key physiologic parameters known to predict adverse outcomes in cancer patients undergoing treatment. Wireless communication to the patient’s smartphone and its cloud-based digital healthcare platform efficiently and effectively delivers actionable real time data to patients and physicians. The technologies are the subject of multiple patent applications and one allowed patent awaiting final issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

As discussed herein below, our current lines-of-business are as follows:

●	GI Health - EsoGuard Esophageal DNA Test, EsoCheck Esophageal Cell Collection Device, and EsoCure Esophageal Ablation Device with Caldus Technology;

●	Minimally Invasive Interventions - CarpX Minimally Invasive Surgical Device for Carpal Tunnel Syndrome;

●	Infusion Therapy - PortIO Implantable Intraosseous Vascular Access Device and NextFlo Highly Accurate Disposable Intravenous Infusion Platform Technology;

●	Digital Health – implantable vascular healthcare platform through remote monitoring and data analytics; and

●	Emerging Innovations - Non-invasive laser-based glucose monitoring, single-use ventilators, resorbable pediatric ear tubes and mechanical circulatory support cannulas.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

GI Health - continued

EsoGuard, EsoCheck, and EsoCure

We are also aggressively pursuing EsoGuard U.S. private payor payment and coverage. We recently held our initial advisory board meetings with medical directors of major insurers to obtain feedback and guidance on the type of clinical data that will be helpful in securing payment and coverage. Although the claim cycle can be prolonged during the early commercialization of a new test, PacificDx is starting to receive out-of-network private insurance payments on our behalf.

Our initial EsoGuard commercialization efforts focused on gastroenterology (GI) physicians who have generally embraced our message that EsoGuard has the potential to expand the funnel of BE-EAC patients who will need long-term EGD surveillance and, potentially, treatment with endoscopic esophageal ablation. We have previously relied upon a hybrid sales model with full-time sales management and approximately fifty independent sales representatives. We significantly expanded our full-time commercial team in 2021 and are actively recruiting full-time territory managers and sales representatives nationwide. EsoGuard testing has accelerated as pandemic-related healthcare facility limitations have eased.

We are now expanding EsoGuard commercialization to target primary care physicians (PCPs). The vast majority of at-risk GERD patients are cared for by PCPs and never see a gastroenterologist. To assure sufficient testing capacity and geographic coverage during this expansion, we are building our own network of Lucid Test Centers, where Company employed clinical personnel will perform the EsoCheck procedure for EsoGuard testing. We have launched three pilot Lucid Test Centers in the Phoenix metropolitan area and have recently announced new test centers in Utah, Colorado, and Nevada. We are currently preparing for the launch an EsoGuard Telemedicine Program, in partnership with an independent third-party telemedicine provider, UpScriptHealth, that can accommodate EsoGuard self-referrals from direct-to-consumer marketing.

Our active clinical research and development program seeks to expand the clinical evidence of our products’ efficacy to support our ongoing regulatory, reimbursement and commercial efforts, including a FDA PMA submission for approval of EsoGuard and EsoCheck as an in vitro device (“IVD”), as currently, EsoGuard and EsoCheck are permitted to be marketed separately, but not in combination. We are actively enrolling patients in two international multicenter clinical trials to support FDA PMA approval of EsoGuard, used with EsoCheck, as an IVD indicated to detect NDBE. ESOGUARD-BE-1 is a screening study which will enroll approximately 500 to 900 male GERD patients over 50 years of age with one other risk factor. ESOGUARD-BE-2 is a case control study which will enroll approximately 500 male GERD patients with a previous diagnosis of NDBE, LGD, HGD, or EAC, along with normal controls.

In February 2020, we received FDA “Breakthrough Device Designation” for EsoGuard as an IVD. The FDA Breakthrough Device Program was created to offer patients more timely access to breakthrough technologies which provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions by expediting their development, assessment and review through enhanced communications and more efficient and flexible clinical study design, including more favorable pre/post market data collection balance. Breakthrough Devices receive priority FDA review, and a bipartisan bill before Congress (H.R. 5333) seeks to require Medicare to temporarily cover all Breakthrough Devices for three years while determining permanent coverage.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

Minimally Invasive Interventions

CarpX

CarpX is a minimally invasive surgical device for use in the treatment of carpal tunnel syndrome which received FDA 510(k) marketing clearance in April 2020, with the first commercial procedure successfully performed in December 2020. After an initial slowdown in commercialization related to COVID, more recently we have recruited new sales leadership and have recently trained seven new surgeons to perform the CarpX procedure with five more scheduled to undergo training.

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

We may seek a long-term strategic partnership or acquiror with respect to NextFlo, as we continue to have periodic discussions continue with large strategic partners to license the NextFlo technology for disposable infusion pumps. Notwithstanding, we continue to advance the technology towards self-commercialization. We have initiated design freeze verification testing in preparation for final verification and validation testing of NextFlo IV Infusion Set, to support FDA 510(k) submission and clearance targeted for the first half of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview - continued

Digital Health

Veris Health Inc.

In May 2021, we formed Veris Health, which is our newest majority majority-owned subsidiary, focused on digital health technology. In connection with its formation, Veris Health acquired Oncodisc, a digital health company with groundbreaking tools to improve personalized cancer care through remote patient monitoring.

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

Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 pandemic (or a similar health epidemic) is highly uncertain and subject to change. Any such effect could have a materially adverse impact on our consolidated financial condition, consolidated results of operations, and /or consolidated cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Overview

Revenue

Revenue is recognized with respect to the EsoGuard Commercialization Agreement, dated August 1, 2021, between the Company’s majority-owned subsidiary, Lucid Diagnostics Inc., and ResearchDX Inc. (“RDx”), CLIA certified commercial laboratory service provider.

Cost of revenue

The cost of revenue recognized with respect to the revenue recognized under the EsoGuard Commercialization Agreement is inclusive of: a royalty fee incurred under the Amended CWRU License Agreement; employee related costs of employees engaged in the administration to patients of the EsoCheck cell sample collection procedure (principally at the LUCID Test Centers); the EsoCheck devices and EsoGuard mailers (cell sample shipping costs) distributed to medical practitioners locations and the LUCID Test Centers; and LUCID Test Centers operating expenses, including rent expense and supplies.

Commercial operations expenses

Commercial operations expenses consist primarily of salaries and related costs for employees engaged in sales and marketing activities and employees engaged with third-party payor reimbursement contract negotiation and management, as well as advertising and promotion expenses. We anticipate our commercial operations expenses will increase in the future, as we anticipate an increase in payroll and related expenses related to the roll-out of our commercial sales and marketing operations as we execute on our business strategy.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations - continued

Three months ended September 30, 2021 versus September 30, 2020

Revenue

In the three months ended September 30, 2021, revenue was $0.2 million as compared to no revenue in the corresponding period in the prior year. The $0.2 million increase principally relates to our EsoGuard Commercialization Agreement, dated August 1, 2021, which resulted in revenue recognition of $0.1 million per month in each of August and September 2021.

Cost of revenue

In the three months ended September 30, 2021, cost of revenue was approximately $0.1 million as compared to no cost of revenue for the corresponding period in the prior year. The $0.1 million increase principally relates to costs associated with our commercialization agreement that started in August 2021.

Commercial operations expenses

In the three months ended September 30, 2021, commercial operations costs were approximately $2.4 million as compared to $0.7 million for the corresponding period in the prior year, with the $1.7 million increase principally resulting from approximately $1.1 million with respect to increased staffing in commercial operations, including sales, marketing, and payor reimbursement personnel, higher stock-based compensation expense of $0.3 million; and approximately $0.3 million with respect to increased consulting and professional services fees.

General and administrative expenses

In the three months ended September 30, 2021, general and administrative costs were approximately $6.0 million as compared to $2.2 million for the corresponding period in the prior year, with the $3.8 million increase principally related to:

●	approximately $2.3 million increase in compensation related costs principally related to higher stock-based compensation expense and increased staffing levels; and
●	approximately $1.4 million in consulting services related to patents, regulatory compliance, legal processes for contract review and public company expenses; and
●	approximately $0.1 million in general business expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations - continued

Three months ended September 30, 2021 versus September 30, 2020 - continued

Research and development expenses

In the three months ended September 30, 2021, research and development costs were approximately $5.3 million, compared to $2.6 million for the corresponding period in the prior year, with the $2.7 million increase principally related to:

●	approximately $0.5 million increase in compensation related costs principally related to increased staffing levels, higher stock-based compensation expense; and
●	approximately $2.2 million in increased development costs, particularly increased clinical trial activities, and consulting fees with respect to CarpX, NextFlo, Port IO, EsoCure, EsoGuard, a glucose monitoring project, and a digital health project.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended September 30, 2020, non-cash income (expense) recognized for the change in the fair value of our convertible notes was approximately $0.4 million of other income. There was no such change in fair value during the three months ended September 30, 2021, as the convertible notes were repaid-in-full as of March 31, 2021.

Loss from Extinguishment of Debt

In the three months ended September 30, 2020, a loss from extinguishment of debt of approximately $0.7 million was recognized, with such loss resulting from the difference between: the face value principal repayments and the corresponding payments of the interest thereon; as compared to the fair value of the shares of our common stock issued upon conversion of such convertible note, with such fair value measured as the respective issue date closing quoted price per share of our common stock. There was no such loss from extinguishment of debt during the three months ended September 30, 2021, as the convertible notes were repaid-in-full as of March 31, 2021.

See our unaudited condensed consolidated financial statements Note 8, Debt, for additional information with respect to the convertible notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations - continued

Nine months ended September 30, 2021 versus September 30, 2020

Revenue

In the nine months ended September 30, 2021, revenue was $0.2 million as compared to no revenue in the corresponding period in the prior year. The $0.2 million increase principally relates to our EsoGuard Commercialization Agreement, dated August 1, 2021, which resulted in revenue recognition of $0.1 million per month in each of August and September 2021.

Cost of revenue

In the nine months ended September 30, 2021, cost of revenue was approximately $0.1 million as compared to no cost of revenue for the corresponding period in the prior year. The $0.1 million increase principally relates to costs associated with our commercialization agreement that started in August 2021.

Commercial operations expenses

In the nine months ended September 30, 2021, commercial operations were approximately $5.8 million as compared to $1.5 million for the corresponding period in the prior year, with the $4.3 million increase principally resulting from approximately $2.3 million with respect to increased staffing in commercial operations, including sales, marketing, and reimbursement personnel, higher stock-based compensation expense of $0.7 million and approximately $1.3 million with respect to increased consulting and professional services fees.

General and administrative expenses

In the nine months ended September 30, 2021, general and administrative costs were approximately $16.1 million as compared to $6.9 million for the corresponding period in the prior year, with the $9.2 million increase was principally related to:

●	approximately $7.0 million increase in compensation related costs principally related to higher stock-based compensation expense and increased staffing levels, and
●	approximately $2.0 million in consulting services related to patents, regulatory compliance, legal processes for contract review and public company expenses; and
●	approximately $0.2 million in general business expenses.

Research and development expenses

In the nine months ended September 30, 2021, research and development costs were approximately $12.9 million as compared to $7.3 million for the corresponding period in the prior year, with the $5.6 million increase principally related to:

●	approximately $0.8 million increase in compensation related costs principally related to increased staffing levels, higher stock-based compensation expense; and
●	approximately $4.8 million in increased development costs, particularly increased clinical trial activities, and consulting fees with respect to CarpX, NextFlo, Port IO, EsoCure, EsoGuard, a glucose monitoring project and a digital health project.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations - continued

Nine months ended September 30, 2021 versus September 30, 2020 - continued

Other Income and Expense

Debt forgiveness

In the nine months ended September 30, 2021, our PPP loan related to the CARES Act of $0.3 million was forgiven by the Small Business Administration. No principal or interest payments were ever made and accordingly we recorded a gain of $0.3 million.

Change in fair value of convertible debt

In the nine months ended September 30, 2021, the non-cash income (expense) recognized for the change in the fair value of our convertible notes was approximately $1.7 million of other income, as compared to $5.5 million of other expense for the nine months ended September 30, 2020. The change in the fair value adjustment of the convertible notes is principally related to each of the convertible notes being repaid-in-full during the nine months ended September 30, 2021, as discussed herein below under “Other Income and Expense - Loss from Extinguishment of Debt”.

See Note 7, Financial Instruments Fair Value Measurements, of our unaudited condensed consolidated financial statements for a further discussion of the change in fair value of our convertible notes, and Note 8, Debt, of our unaudited condensed consolidated financial statements for a further discussion the Series A and Series B November 2019 Senior Convertible Notes.

Loss from Extinguishment of Debt

In the nine months ended September 30, 2021, a debt extinguishment loss in the aggregate of approximately $3.7 million was recognized in connection with the convertible notes, as discussed below.

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

In the prior year period of nine months ended September 30, 2020, a loss from extinguishment of debt of approximately $4.6 million was recognized, with such loss resulting from the difference between: the face value principal repayments and the corresponding payments of the interest thereon; as compared to the fair value of the shares of our common stock issued upon conversion of such convertible note, with such fair value measured as the respective issue date closing quoted price per share of our common stock.

See our unaudited condensed consolidated financial statements Note 8, Debt, for additional information with respect to the convertible notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, and debt.

In the nine months ended September 30, 2021 we issued shares of our common stock and received proceeds from the exercise of our Series Z Warrants, as discussed herein below, which resulted in approximately $59.7 million of gross proceeds, before placement agent fees and expenses and additional offering costs incurred by us. Additionally, we repaid-in-full the outstanding principal balances of all our convertible notes.

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

During the nine months ended September 30, 2021, a total of 2,927,125 of our Series Z Warrants were exercised at their exercise price of $1.60 per share of our common stock, resulting in the issue of the same number of our shares of common stock, with cash proceeds of approximately $4,115 received as of September 30, 2021, and $568 received subsequent to September 30, 2021 on October 4, 2021. Subsequent to September 30, 2021, as of November 18, 2021, a total of 1,946,259 of our Series Z Warrants were exercised for cash at the $1.60 per share exercise price, resulting in the issue of the same number of shares of our common stock.

Additionally, in the nine months ended September 30, 2021, we repaid-in-full all of the outstanding principal balances of our convertible notes, as discussed herein above under “Other Income and Expense - Loss from Extinguishment of Debt”.

Subsequent to September 30, 2021, on October 14, 2021, Lucid Diagnostics, a majority-owned subsidiary of PAVmed, completed an initial public offering (“IPO”) of its common stock under an effective registration statement on Form S-1 (SEC File No. 333-259721), wherein a total of 5.0 million IPO shares of common stock of Lucid Diagnostics Inc. were issued, with such total IPO shares inclusive of 571,428 shares issued to PAVmed Inc., at an IPO offering price of $14.00 per share, resulting gross proceeds of $70.0 million, before underwriting fees of $4.9 million, and approximately $0.7 million of offering costs incurred by Lucid Diagnostics.

See our unaudited condensed consolidated financial statements Note 8, Debt, for a discussion of our convertible notes; and Note 11, Common Stock and Common Stock Purchase Warrants, for a further discussion of and the issue of our common stock.

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development and clinical trials. We expect to continue to experience recurring losses from operations and will continue to fund our operations with debt and/or equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof, we expect to be able to fund our future operations for one year from the date of the issue of our unaudited condensed consolidated financial statements as included herein in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our (unaudited) consolidated financial condition and consolidated results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, and equity, along with the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the corresponding periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Please see Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards Updates, of our unaudited condensed consolidated financial statements included in this Form 10-Q, for a summary of significant accounting policies. In addition, reference is made to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our previously filed Annual Report on Form 10-K for the year ended December 31, 2020 (“Form 10-K), for a summary of our critical accounting policies and significant judgments and estimates. There have been no other material changes to our critical accounting policies or significant judgments and estimates as discussed in our Form 10-K, except as discussed in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards Updates, of our unaudited condensed consolidated financial statements included in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, and based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6, Commitment and Contingencies - Legal Proceedings, of the unaudited condensed consolidated financial statements included in this Quarterly Report, for a description of certain material legal proceedings involving the Company, which description is incorporated herein by reference.

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

PAVmed Inc.

Date: November 22, 2021	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (1)
3.3	Certificate of Amendment to Certificate of Incorporation, dated October 1, 2018 (6)
3.4	Certificate of Amendment to Certificate of Incorporation, dated June 26, 2019 (7)
3.5	Certificate of Amendment to Certificate of Incorporation, dated July 24, 2020 (10)
3.6	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (8)
3.7	Certificate of Elimination - Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock (4)
3.8	PAVmed Inc. Amended and Restated Bylaws (9)
4.1	Specimen PAVmed Inc. Common Stock Certificate (1)
4.2	Specimen PAVmed Inc. Series W Warrant Certificate (1)
4.3	Series W Warrant Agreement, dated April 28, 2016, between Continental Stock Transfer & Trust Company and the Registrant (2)
4.4	Specimen PAVmed Inc. Series Z Warrant Certificate (3)
4.5	Amended and Restated Series Z Warrant Agreement, dated as of June 8, 2018, by and between PAVmed Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent (5)
10.1	License Agreement, dated as of May 20, 2019, by and between PAVmed Inc. and Lucid Diagnostics Inc.(11)
10.2.1	Management Services Agreement, dated as of May 12, 2018, by and between PAVmed Inc. and Lucid Diagnostics Inc.(11)
10.2.2	Amendment to Management Services Agreement, dated as of March 1, 2019, by and between PAVmed Inc. and Lucid Diagnostics Inc.(11)
10.2.3	Second Amendment to Management Services Agreement, dated as of June 5, 2019, by and between PAVmed Inc. and Lucid Diagnostics Inc.(11)
10.2.4	Third Amendment to Management Services Agreement, dated as of July 20, 2020, by and between PAVmed Inc. and Lucid Diagnostics Inc.(11)
10.2.5	Fourth Amendment to Management Services Agreement, dated as of February 1, 2021, by and between PAVmed Inc. and Lucid Diagnostics Inc.(11)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Filed herewith

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 - SEC File No. 333-203569
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 3, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 5, 2018.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed April 20, 2018.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 8, 2018.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 2, 2018.
(7)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed April 30, 2019
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 27, 2019.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 15, 2021.
(10)	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed June 11, 2020
(11)	Incorporated by reference to the Lucid Diagnostics Inc.’ Registration Statement on Form S-1 - SEC File No. 333-259721

