Form 10-Q
period 2022-03-31
PAVmed Inc.
filed 2022-05-16
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022 there were 87,974,146 shares of the registrant’s Common Stock, par value $0.001 per share, issued (with such number of shares inclusive of shares of common stock underlying granted but unvested restricted stock awards granted under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan as of such date).

i

PART I. Financial Information

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	March 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$64,737	$77,258
Accounts receivable	89	200
Prepaid expenses, deposits, and other current assets	6,176	5,179
Total current assets	71,002	82,637
Fixed assets, net	2,066	1,585
Operating lease right-of-use assets	2,951	—
Intangible assets, net	7,620	2,029
Other assets	695	725
Total assets	$84,334	$86,976
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,235	$3,299
Accrued expenses and other current liabilities	3,498	4,259
Operating lease liabilities, current portion	873	—
Contingent purchase consideration payable	4,887	—
Total current liabilities	17,493	7,558
Long-term liabilities
Operating lease liabilities, less current portion	2,108	—
Total long-term liabilities	2,108	—
Total liabilities	19,601	7,558
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding 1,136,210 at March 31, 2022 and 1,113,919 shares at December 31, 2021	2,486	2,419
Common stock, $0.001 par value. Authorized, 150,000,000 shares; 86,911,646 and 86,367,845 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	87	86
Additional paid-in capital	199,719	198,071
Accumulated deficit	(155,849)	(138,910)
Treasury stock	(512)	—
Total PAVmed Inc. Stockholders’ Equity	45,931	61,666
Noncontrolling interests	18,802	17,752
Total Stockholders’ Equity	64,733	79,418
Total Liabilities and Stockholders’ Equity	$84,334	$86,976

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share amounts - unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$189	$—
Cost of revenue	369	—
Gross profit (loss)	(180)	—
Operating expenses:
Sales and marketing	3,925	1,387
General and administrative	9,423	3,375
Research and development	5,932	3,315
Total operating expenses	19,280	8,077
Loss from operations	(19,460)	(8,077)
Other income (expense):
Change in fair value - contingent consideration payable	(173)	—
Change in fair value - Senior Secured Convertible Notes and Senior Convertible Note	—	1,682
Debt extinguishments loss - Senior Secured Convertible Notes	—	(3,715)
Other income (expense), net	(173)	(2,033)
Loss before provision for income tax	(19,633)	(10,110)
Provision for income taxes	—	—
Net loss before noncontrolling interests	(19,633)	(10,110)
Net loss attributable to the noncontrolling interests	2,761	679
Net loss attributable to PAVmed Inc.	(16,872)	(9,431)
Less: Series B Convertible Preferred Stock dividends earned	(68)	(75)
Net loss attributable to PAVmed Inc. common stockholders	$(16,940)	$(9,506)
Per share information:
Net loss per share attributable to PAVmed Inc. - basic and diluted	$(0.20)	$(0.13)
Net loss per share attributable to PAVmed Inc. common stockholders – basic and diluted	$(0.20)	$(0.13)
Weighted average common shares outstanding, basic and diluted	86,336,427	73,954,126

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2022

(in thousands except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B
	Convertible				Additional			Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - December 31, 2021	1,113,919	$2,419	86,367,845	$86	$198,071	$(138,910)	$—	$17,752	$79,418
Dividends declared - Series B Convertible Preferred Stock	22,291	67	—	—	—	(67)	—	—	—
Restricted stock awards vestings	—	—	466,666	—	—	—	—	—	—
Exercise - Series Z warrants	—	—	5	—	—	—	—	—	—
Exercise - stock options	—	—	237,499	1	241	—	—	—	242
Exercise - stock options of majority-owned subsidiary	—	—	—	—	—	—	—	187	187
Purchase - Employee Stock Purchase Plan	—	—	194,240	—	217	—	—	—	217
Impact of subsidiary equity transactions	—	—	—	—	(87)	—	—	87	—
Stock-based compensation - PAVmed Inc.	—	—	—	—	1,277	—	—	—	1,277
Stock-based compensation - majority-owned subsidiary	—	—	—	—	—	—	—	3,537	3,537
Treasury stock	—	—	(354,609)	—	—	—	(512)	—	(512)
Net loss	—	—	—	—	—	(16,872)	—	(2,761)	(19,633)
Balance - March 31, 2022	1,136,210	$2,486	86,911,646	$87	$199,719	$(155,849)	$(512)	$18,802	$64,733

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2021

(in thousands, except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - December 31, 2020	1,228,075	$2,537	63,819,935	$64	$87,570	$(88,275)	$(2,369)	$(473)
Issue common stock – registered offerings, net	—	—	15,782,609	16	53,688	—	—	53,704
Issue common stock upon partial conversions of Senior Secured Convertible Note	—	—	667,668	—	1,723	—	—	1,723
Issue common stock – exercise Series Z warrants	—	—	860,217	1	1,375	—	—	1,376
Issue common stock – conversion Series B Convertible Preferred Stock	(10,835)	(22)	10,835	—	22	—	—	—
Series B Convertible Preferred Stock dividends declared	24,198	72	—	—	—	(72)	—	—
Issue common stock - Employee Stock Purchase Plan	—	—	203,480	—	304	—	—	304
Exercise - stock options	—	—	80,000	—	80	—	—	80
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	631	—	—	631
Stock-based compensation - majority-owned subsidiary	—	—	—	—	3	—	802	805
Net Loss	—	—	—	—	—	(9,431)	(679)	(10,110)
Balance - March 31, 2021	1,241,438	$2,587	81,424,744	$81	$145,396	$(97,778)	$(2,246)	$48,040

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except number of shares and per share data - unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss - before noncontrolling interest (“NCI”)	$(19,633)	$(10,110)

Adjustments to reconcile net loss - before NCI to net cash used in operating activities
Depreciation expense	93	12
Amortization expense	123	—
Stock-based compensation	4,814	1,436
Fair value adjustment to contingent consideration payable	173	—
Change in fair value - Senior Secured Convertible Notes and Senior Convertible Note	—	(1,682)
Debt extinguishment loss - Senior Secured Convertible Notes and Senior Convertible Note	—	3,715
Non-cash lease expense	29	—
Changes in operating assets and liabilities:
Accounts receivable	111	—
Prepaid expenses and other current assets	(134)	(277)
Accounts payable	3,922	(1,070)
Accrued expenses and other current liabilities	(1,761)	(1,192)
Net cash flows used in operating activities	(12,263)	(9,168)

Cash flows from investing activities
Purchase of equipment	(574)	(36)
Acquisitions, net of cash acquired	—	—
Net cash flows used in investing activities	(574)	(36)

Cash flows from financing activities
Proceeds – issue of common stock – registered offerings	—	55,016
Payment – offering costs – registered offerings	—	(1,312)
Payment – repayment of Senior Convertible Note and Senior Secured Convertible Note	—	(14,816)
Payment – Senior Convertible Note and Senior Secured Convertible Note – non-installment payments	—	(154)
Proceeds – exercise of Series Z warrants	—	1,376
Proceeds – exercise of stock options	241	80
Proceeds – issue common stock – Employee Stock Purchase Plan	217	304
Proceeds – exercise of stock options issued under equity plan of majority owned subsidiary	187	—
Purchase Treasury Stock – payment of employee payroll tax obligation in connection with stock-based compensation	(329)	—
Net cash flows provided by financing activities	316	40,494
Net increase (decrease) in cash	(12,521)	31,290
Cash, beginning of period	77,258	17,256
Cash, end of period	$64,737	$48,546

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

Note 1 — The Company

Description of the Business

PAVmed Inc and Subsidiaries, referred to herein as “PAVmed” or the “Company” is comprised of PAVmed Inc. and its wholly-owned subsidiary and its majority-owned subsidiaries, inclusive of Lucid Diagnostics Inc. (“Lucid Diagnostics” or “LUCID”), Veris Health Inc. (“Veris Health” or “VERIS”), and Solys Diagnostics Inc. (“Solys Diagnostics” or “SOLYS”).

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, common stock purchase warrants, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company expects to continue to experience recurring losses from operations and will continue to fund its operations with debt and equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof and other debt and equity committed sources of financing, the Company expects to be able to fund its operations for one year from the date of the issue of the Company’s unaudited condensed consolidated financial statements, as included herein in this Quarterly Report on Form 10-Q for the period ended March 31, 2022.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards Updates

Significant Accounting Policies

The Company’s significant accounting policies are as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 6, 2022, except as otherwise noted herein below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company holds a majority-ownership interest and has controlling financial interest in each of: Lucid Diagnostics Inc., Veris Health Inc., and Solys Diagnostics Inc., with the corresponding noncontrolling interest included as a separate component of consolidated stockholders’ equity (deficit), including the recognition in the unaudited condensed consolidated statement of operations of a net loss attributable to the noncontrolling interest based on the respective minority-interest equity ownership of each majority-owned subsidiary. See Note 16, Noncontrolling Interest, for a discussion of each of the majority-owned subsidiaries noted above. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

All amounts in the accompanying consolidated financial statements and these notes thereto are presented in thousands of dollars, if not otherwise noted as being presented in millions of dollars, except for shares and per share amounts.

Contingent Consideration

Contingent Consideration relates to the potential payment for an acquisition that is contingent upon the achievement of the acquired business meeting certain milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred. For potential payments related to milestone achievements, the Company estimated the fair value based on the probability of achievement of such milestones. The assumptions utilized in the calculation of the acquisition date fair value include probability of success and the discount rates. Contingent consideration involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. Contingent consideration is remeasured each reporting period, and subsequent changes in fair value, including accretion for the passage of time, are recognized within other income (expense), net in the Company’s unaudited condensed consolidated statements of operations.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets, inclusive of acquired intangible assets and the determination of corresponding carrying value reserve, if any, and liabilities and the disclosure of contingent losses, as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates in these consolidated financial statements include those related to the estimated fair value of stock-based equity awards, contingent consideration and common stock purchase warrants. Other significant estimates include the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. Additionally, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

Recent Accounting Standards Updates Adopted

Effective December 31, 2021, the Company adopted FASB ASC Topic 842, Leases, (“ASC 842”). ASC 842 established a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company’s adoption of ASC 842 did not have an effect on the Company’s consolidated financial statements. See Note 8, Leases.

Note 3 — Patent License Agreement - Case Western Reserve University

The Company has a patent license agreement with Case Western Reserve University (“CWRU”) which provides for each of patent fees reimbursement payments, milestone payments and royalty payments - each as discussed below. For further details of this agreement, see Note 3 of the Company’s Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2021.

Lucid Diagnostics Inc. is responsible for reimbursement of certain CWRU billed patent fees. See Note 5, Related Party Transactions, for patent fee reimbursement payments paid to CWRU in the periods ended March 31, 2022 and 2021.

The CWRU License Agreement contained milestones for which a $75 research and development expense was recognized and paid with respect to the achievement of the regulatory milestone related to FDA clearance of EsoCheck. The CWRU License Agreement was amended effective February 12, 2021 such that a regulatory milestone related to FDA PMA submission of a licensed product (“PMA Milestone”) is included in the Amended CWRU License Agreement, and is the sole remaining unachieved milestone, for which a $200 milestone payment would be payable to CWRU upon its achievement.

Under the Amended CWRU License Agreement, the Company is required to pay a royalty fee to CWRU with respect to the “Licensed Products” (as defined in the CWRU License Agreement) of a percentage of “Net Sales”, as defined in the Amended CWRU License Agreement, as follows: 5.0% of Net Sales up to $100.0 million per year; and 8.0% of Net Sales of $100.0 million or greater per year, with such amounts subject-to a minimum annual royalty fee. The Company recorded a royalty expense of $10 for the three months ended March 31, 2022

Note 4 — Revenue from Contracts with Customers

Revenue is recognized when the satisfaction of the performance obligation occurs, which is when the delivery of product and /or the provision of service is rendered, and is measured as the amount of estimated consideration expected to be realized. In the period ended March 31, 2022, the Company recognized revenue under the EsoGuard Commercialization Agreement, dated August 1, 2021, as discussed below.

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

On February 25, 2022, the EsoGuard Commercialization Agreement was terminated in conjunction with the execution of an Asset Purchase Agreement between LucidDx Labs Inc., a wholly-owned subsidiary of Lucid Diagnostics Inc. and RDx, as such agreement is further discussed in Note 6, Acquisitions.

Revenue Recognized

In the period ended March 31, 2022, the Company recognized total revenue of $189, which represents the minimum fixed monthly fee of $100 to be paid by RDx for the delivery of services under the EsoGuard Commercialization Agreement for the period from the agreement inception date of August 1, 2021 and prorated to February 25, 2022. The monthly fee was deemed to be collectible for such period as RDx has timely paid the applicable respective monthly fee.

Cost of Revenue

The cost of revenue recognized with respect to the revenue recognized under the EsoGuard Commercialization Agreement for the period ended March 31, 2022 totaled $369, inclusive of employee related costs of employees engaged in the delivery of the administration to patients of the EsoCheck cell sample collection procedure, EsoCheck devices and EsoGuard mailers (cell sample shipping costs) distributed to medical practitioners’ locations and the Lucid Test Centers; Lucid Test Centers operating expenses, including rent expense and supplies; and royalty fees incurred under the Amended CWRU License Agreement.

Note 5 — Related Party Transactions

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

	Three Months Ended March 31,
	2022	2021
Cost of Revenue
CWRU – Royalty Fee	$9	$—

General and Administrative Expense
Stock-based compensation expense – Physician Inventors’ restricted stock awards	272	91

Research and Development Expense
CWRU License Agreement - reimbursement of patent legal fees	—	—
Fees - Physician Inventors’ consulting agreements	8	13
Sponsored research agreement	3	—
Stock-based compensation expense – Physician Inventors’ stock options	46	6
Total Related Party Expenses	$338	$110

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

See Note 13, Stock-Based Compensation, for information regarding each of the “PAVmed Inc. 2014 Long-Term Incentive Equity Plan” and the separate “Lucid Diagnostics Inc 2018 Long-Term Incentive Equity Plan”; and Note 16, Noncontrolling Interest, for a discussion of Lucid Diagnostics Inc. and the corresponding noncontrolling interests.

Note 5 — Related Party Transactions - continued

Other Related Party Transactions

Lucid Diagnostics Inc. previously entered into a consulting agreement with Stanley N. Lapidus, effective June 2020 with such consulting agreement providing for compensation on a contractual rate per hour for consulting services provided. In July 2021, Mr. Lapidus was appointed as Vice Chairman of the Board of Directors of Lucid Diagnostics Inc. Lucid Diagnostics Inc. recognized general and administrative expense of $6 in the period ended March 31, 2021 in connection with the consulting agreement.

Veris Health Inc. entered into a consulting agreement with Andrew Thoreson, M.D. effective June 2021 with such consulting agreement providing for compensation on a contractual rate per hour for consulting services provided. Veris Health Inc. recognized general and administrative expense of $25 in the period ended March 31, 2022 in connection with the consulting agreement.

Note 6 — Acquisitions

Asset Purchase Agreement - ResearchDx Inc.

On February 25, 2022, LucidDx Labs, Inc., entered into an asset purchase agreement (“APA”) with ResearchDx, Inc. (“RDx”), an unrelated third-party - “RDx APA”. Under the RDx APA, LucidDx Labs Inc. acquired certain assets from RDx to be combined with LucidDx Labs Inc. purchased and leased property and equipment to establish a Company-owned CLIA certified, CAP accredited commercial clinical laboratory capable of performing the EsoGuard® Esophageal DNA assay, inclusive of DNA extraction, next generation sequencing (“NGS”) and specimen storage. Prior to consummation of the RDx APA, RDx provided such laboratory services at its owned CLIA-certified, CAP-accredited laboratory.

As of March 31, 2022, the Company’s preliminary analysis is that the RDx APA transaction is a business combination, resulting in the recognition and measurement of a preliminary purchase consideration in accordance with the valuation methodology described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards Updates.

Under the terms of the RDx APA, LucidDx Labs Inc. will pay RDx an aggregate purchase price of up to $6.2 million for the acquired assets. The total of $6.2 million is comprised of non-contingent purchase consideration of $1.0 million (included in “Accrued expenses and other liabilities” on the accompanying unaudited condensed consolidated balance sheets, as of March 31, 2022), and contingent purchase consideration of a total of $5.2 million face value, with such contingent purchase consideration having a preliminary $4,714 initial estimated fair value as of the transaction date. The preliminary $5,714 purchase consideration (inclusive of both the non-contingent and contingent purchase consideration discussed above) is unallocated as of March 31, 2022, and as such is included in intangible assets in the accompanying unaudited consolidated balance sheet. The preliminary estimated fair value of the contingent purchase price consideration and the identification and estimated fair value of acquired assets are subject-to further revision.

Concurrent with the RDx APA, LucidDx Labs Inc. and RDx also entered into a management services agreement (“RDx MSA”), with a term of three years, and a total of approximately $1.8 million payable in equal quarterly payments.

Pro Forma Information

The RDx acquisition impact for purposes of pro forma financial disclosures would have primarily impacted the Company’s EsoGuard Commercialization Agreement with RDx. The impact is reflected in the table below:

	Three Months Ended March 31,
	2022	2021
Revenue
As reported	$189	$—
Pro forma	$—	$—
Net Loss
As reported	$(16,940)	$(9,506)
Pro forma	$(17,129)	$(9,506)
Basic and diluted net loss per share
As reported	$(0.20)	$(0.13)
Pro forma	$(0.20)	$(0.13)

Note 7 — Prepaid Expenses, Deposits, and Other Current Assets

Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	March 31, 2022	December 31, 2021
Advanced payments to service providers and suppliers	$651	$808
Prepaid insurance	1,174	1,856
Deposits	2,973	1,989
Deferred financing charges	1,014	—
EsoCheck cell collection supplies	266	434
EsoGuard mailer supplies	65	59
CarpX devices	33	33
Total prepaid expenses, deposits and other current assets	$6,176	$5,179

Note 8 — Leases

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$224	$—
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,151	$—
Weighted-average remaining lease term - operating leases (in years)	3.32	—
Weighted-average discount rate - operating leases	7.875%	—%

As of March 31, 2022, the Company’s right-of-use assets from operating leases are $2,951, which are reporting in right-of-use assets - operating leases in the unaudited condensed consolidated balance sheets. As of March 31, 2022, the Company has outstanding operating lease obligations of $2,981, of which $873 is reported in operating lease liabilities, current portion and $2,108 is reporting in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company did not have operating leases as of December 31, 2021. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

The Company executed lease agreements for: office space in Horsham, Pennsylvania, which commenced May 1, 2022; and a new light manufacturing facility in Riverton, Utah, with expected commencement of October 2022.

Note 9 — Intangible Assets

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	March 31, 2022	December 31, 2021
Defensive asset	5 years	$2,105	$2,105
Other	1 year	70	70
Identified finite intangible assets		2,175	2,175
Unallocated purchase consideration[1]		5,714	—
Total Intangible asset		7,889	2,175
Less Accumulated Amortization		(269)	(146)
Total Intangible Assets, net		$7,620	$2,029

(1)	See Note 6, Acquisitions - Asset Purchase Agreement - Research Dx Inc., for a discussion of the “unallocated purchase consideration” recognized as an intangible asset as of March 31, 2022, as presented in the table above.

Amortization expense of the acquired intangible assets discussed above was $123 for the period ended March 31, 2022 (there was no such amortization expense for the prior period ended March 31, 2021), and is included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2022, the estimated future amortization expense associated with the Company’s identified finite-lived intangible assets (except for the unallocated purchase consideration included in total intangible asset presented above) for each of the five succeeding fiscal years is as follows:

2022 (remainder of year)	$327
2023	421
2024	421
2025	421
2026	316
Thereafter	—
Total	$1,906

Note 10 — Commitment and Contingencies

Legal Proceedings

On November 2, 2020, a stockholder of the Company, on behalf of himself and other similarly situated stockholders, filed a complaint in the Delaware Court of Chancery alleging broker non-votes were not properly counted in accordance with the Company’s bylaws at the Company’s Annual Meeting of Stockholders on July 24, 2020, and, as a result, asserted certain matters deemed to have been approved were not so approved (including matters relating to the increase in the size of the 2014 Equity Plan and the ESPP). The relief sought under the complaint includes certain corrective actions by the Company, but did not seek any specific monetary damages. The Company did not believe it was clear the prior approval of these matters was invalid or otherwise ineffective. However, to avoid any uncertainty and the expense of further litigation, on January 5, 2021, the Company’s Board of Directors determined it would be advisable and in the best interests of the Company and its stockholders to re-submit these proposals to the Company’s stockholders for ratification and/or approval. In this regard, the Company held a special meeting of stockholders on March 4, 2021, at which such matters were ratified and approved. The parties have reached agreement on a proposed Settlement Term Sheet Agreement, dated January 28, 2021, to settle the complaint, the terms of which do not contemplate payment of monetary damages to the putative class in the proceeding. The settlement of the complaint is pending approval by the Court. The settlement hearing before the Court is scheduled for November 3, 2022.

On December 23, 2020, Benchmark Investments, Inc. filed a complaint against the Company in the U.S. District Court of the Southern District of New York alleging the registered direct offerings of shares of common stock of the Company completed in December 2020 were in violation of provisions set forth in an engagement letter between the Company and Kingswood Capital Markets, a “division” of Benchmark Investments, Inc. On December 16, 2021, the court granted PAVmed’s motion to dismiss the case for lack of subject matter jurisdiction. On February 7, 2022, Benchmark Investments LLC, which claimed to be affiliated with Benchmark Investments, Inc., filed a new complaint in the Supreme Court of the State of New York, New York County, asserting claims similar to those in the federal action, and adding to its allegations that financings conducted by the Company in January 2021 and February 2021 also violated the Company’s engagement letter with Kingswood Capital Markets. The Company disagrees with the allegations set forth in the complaint and intends to vigorously contest the complaint.

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

Note 11 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting dates noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using(1)
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
March 31, 2022
Contingent consideration payable	$—	$—	$4,887	$4,887
Totals	$—	$—	$4,887	$4,887

(1)	As noted above, as presented in the fair value hierarchy table, Level-1 represents quoted prices in active markets for identical items, Level-2 represents significant other observable inputs, and Level-3 represents significant unobservable inputs. There were no transfers between the respective Levels during the period ended March 31, 2022.

Fair value measurements of contingent consideration

The Company recorded $4.9 million, which is the fair value, of contingent consideration related to the RDx acquisition. The Company is required to make contingent consideration payments of up to $5.2 million related to the RDx APA agreement. The contingent agreement is based on achieving milestones to obtain certain certifications and licensing rights. The Company estimated the fair value on a probability based model that assessed achievement of such milestones. The model used present value factors, that applied probability ranges of 94-99%, a discount rate of 7.875% and achievement times ranging from one month to six months to achieve the respective milestones.

The final settlement of contingent consideration liabilities for the acquisition could vary from current estimates based on the actual results of the financial measures described above. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for these acquisitions is included in other income (expense), net.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

March 31, 2022
Fair value of contingent consideration at the date of acquisition	$4,714
Payments	—
Change in fair value of contingent consideration	173
Contingent consideration payable	$4,887

As of December 31, 2021 there were no fair value measurements.

See Note 12, Debt for convertible notes the Company has entered into subsequent to March 31, 2022.

Note 12 — Debt

Subsequent to March 31, 2022, on April 4, 2022, the Company entered into a Senior Secured Convertible Note in the amount of $27.5 million, pursuant to a Securities Purchase Agreement (“SPA”) with an accredited institutional investor. Under the SPA, the Company agreed to sell, and the investor agreed to purchase, up to an additional $22.5 in additional initial principal amount of Senior Secured Convertible Notes (for an aggregate of $50.0 million in initial principal amount of Secured Promissory Notes) upon the satisfaction of certain conditions (as more fully described below). The notes are being offered and sold in a registered direct offering under the Company’s effective shelf registration statement (the “Offering”). The purchase price of the Secured Promissory Notes is $1,000 for each $1,100 in principal amount of the notes, representing an original issue discount of $100 per $1,100 in principal amount of the notes. We herein refer to the Senior Secured Convertible Notes issued from time to time under the SPA as March 2022 Notes.

Pursuant to the SPA we completed an initial closing for the sale of $27.5 million in principal amount of March 2022 Notes, of which the investor funded and the Company received cash proceeds of $24.9 million on April 5, 2022, after deduction of lender fees. Subject to certain conditions being met or waived, from time to time after such time that stockholder approval for an increase in our authorized shares from 150 million to 250 million is obtained, but before March 31, 2024, one or more additional closings for up to the remaining principal amount of March 2022 Notes may occur, upon five trading days’ notice by us to the investor. The aggregate principal amount of March 2022 Notes that may be offered in the additional closings may not be more than $22.5 million. The investor’s obligation to purchase the notes at each additional closing is subject to certain conditions set forth in the March 2022 SPA (including minimum price and volume thresholds, maximum ratio of debt to market capitalization, and minimum market capitalization), which may be waived by the Required Holders (as defined in the March 2022 SPA). Under the March 2022 SPA, the investor will be required to purchase March 2022 Notes in the additional closings if such conditions are met or waived. In addition, from and after March 31, 2023, the investor may by written notice to us elect to require us to issue up to $22.5 million in initial principal amount of March 2022 Notes, so long as in doing so it would not cause the ratio of (a) the outstanding principal amount of the March 2022 Notes (including the additional March 2022 Notes), accrued and unpaid interest thereon and accrued and unpaid late charges to (b) our average market capitalization over the prior ten trading days, to exceed 25%. If we fail to complete the sale of the additional March 2022 Notes contemplated by any such written notice, or if the investor is unable to deliver any such notice prior to March 31, 2024 as a result of the limitation described in the preceding sentence, then we will be obligated to pay a break-up fee to the investor at such time in an aggregate amount equal to $1.35 million.

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

Note 13 — Stock-Based Compensation

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

A total of 16,352,807 shares of common stock of PAVmed Inc. are reserved for issuance under the PAVmed Inc. 2014 Equity Plan, with 2,776,706 shares available for grant as of March 31, 2022. The share reservation is not diminished by a total of 600,854 PAVmed Inc. stock options and restricted stock awards granted outside the PAVmed Inc. 2014 Equity Plan as of March 31, 2022.

PAVmed Inc. 2014 Equity Plan - Stock Options

Stock options issued and outstanding under the PAVmed Inc. 2014 Equity Plan and including PAVmed stock options granted outside the plan is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2021	8,720,198	$3.39	6.8	$3,516
Granted(1)	3,109,350	$1.67
Exercised	(237,499)	$1.02
Forfeited	(273,757)	$2.94
Outstanding stock options at March 31, 2022	11,318,292	$2.98	7.1	$439
Vested and exercisable stock options at March 31, 2022	6,519,615	$3.08	5.4	$428

(1)	Stock options granted under the PAVmed Inc. 2014 Equity Plan generally vest ratably over twelve quarters, with the vesting commencing with the grant date quarter, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the PAVmed Inc. common stock on each of March 31, 2022 and December 31, 2021 and the exercise price of the underlying PAVmed Inc. stock options, to the extent such quoted price is greater than the exercise price.

PAVmed Inc. 2014 Equity Plan - Restricted Stock Awards

A summary of PAVmed Inc. 2014 Equity Plan restricted stock award activity is as follows:

	Number of Stock Options	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2021	1,566,666	$2.31
Granted	—	—
Vested	(466,666)	1.06
Forfeited	(150,000)	2.04
Unvested restricted stock awards as of March 31, 2022	950,000	$2.97

Note 13 — Stock-Based Compensation - continued

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

A total of 5,644,000 shares of common stock of Lucid Diagnostics Inc. are reserved for issuance under the Lucid Diagnostics Inc. 2018 Equity Plan, with 733,541 shares available for grant as of March 31, 2022, with the share reservation not diminished by a total of 473,300 Lucid Diagnostics Inc. stock options and restricted stock awards granted outside the Lucid Diagnostics Inc. 2018 Equity Plan.

Lucid Diagnostics Inc. 2018 Equity Plan - Stock Options

Stock options issued and outstanding under the Lucid Diagnostics Inc. 2018 Equity Plan and including Lucid Diagnostics options granted outside the plan is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)
Outstanding stock options at December 31, 2021	1,419,242	$0.73	7.0
Granted(1)	1,760,000	$4.16
Exercised	(253,889)	$0.74
Forfeited	(60,926)	$4.61
Outstanding stock options at March 31, 2022	2,864,427	$2.75	6.9
Vested and exercisable stock options at March 31, 2022	1,277,026	$0.99	3.3

(1)	Stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan generally vest ratably over twelve quarters, with the vesting commencing with the grant date quarter, and have a ten-year contractual term from date-of-grant.

Lucid Diagnostics Inc. 2018 Equity Plan – Restricted Stock Awards

A summary of Lucid Diagnostics Inc. 2018 Equity Plan restricted stock award activity is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2021	1,890,740	$12.94
Granted	320,000	4.53
Vested	—	—
Forfeited	—	—
Unvested restricted stock awards as of March 31, 2022	2,210,740	$11.07

On January 7, 2022, 320,000 restricted stock awards were granted under the Lucid Diagnostics Inc 2018 Equity Plan, with such restricted stock awards having a single vesting date on January 7, 2025, and an aggregate grant date fair value of approximately $1.4 million, measured as the grant date closing price of Lucid Diagnostics Inc. common stock, with such aggregate estimated fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

Note 13 — Stock-Based Compensation - continued

Consolidated Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized by each of PAVmed Inc. and Lucid Diagnostics Inc. for both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended March 31,
	2022	2021
Sales and marketing expenses	$625	$202
General and administrative expenses	4,002	1,124
Research and development expenses	187	110
Total stock-based compensation expense	$4,814	$1,436

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

The stock-based compensation expense recognized by Lucid Diagnostics Inc. for both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended March 31,
	2022	2021
Lucid Diagnostics Inc 2018 Equity Plan – sales and marketing expenses	$265	$—
Lucid Diagnostics Inc 2018 Equity Plan – general and administrative expenses	3,201	789
Lucid Diagnostics Inc 2018 Equity Plan – research and development expenses	71	13
PAVmed Inc 2014 Equity Plan - sales and marketing expenses	175	—
PAVmed Inc 2014 Equity Plan - general and administrative expenses	68	—
PAVmed Inc 2014 Equity Plan - research and development expenses	55	3
Total stock-based compensation expense – recognized by Lucid Diagnostics Inc	$3,835	$805

Note 13 — Stock-Based Compensation - continued

The consolidated unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
PAVmed Inc. 2014 Equity Plan
Stock Options	$9,667	2.4
Restricted Stock Awards	$1,796	1.4

Lucid Diagnostics Inc. 2018 Equity Plan
Stock Options	$4,660	2.7
Restricted Stock Awards	$14,080	1.3

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed Inc. 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $1.22 per share and $2.79 per share during the periods ended March 31, 2022 and 2021, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Three Months Ended March 31,
	2022	2021
Expected term of stock options (in years)	5.8	5.7
Expected stock price volatility	87.7%	75.0%
Risk free interest rate	1.8%	1.0%
Expected dividend yield	—%	—%

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $2.95 per share during the year ended March 31, 2022. There were no stock-based awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan during the period ended March 31, 2021. The stock-based compensation was calculated using the following weighted average Black-Scholes valuation model assumptions:

Three Months Ended March 31,
2022
Expected term of stock options (in years)	5.6
Expected stock price volatility	85.7%
Risk free interest rate	1.7%
Expected dividend yield	—%

Note 13 — Stock-Based Compensation - continued

PAVmed Inc. Employee Stock Purchase Plan (“ESPP”)

A total of 194,240 shares and 203,480 shares of common stock of the Company were purchased for proceeds of approximately $217 and $304, on March 31, 2022 and 2021, respectively under the PAVmed Inc Employee Stock Purchase Plan (“PAVmed Inc ESPP”). The PAVmed Inc. ESPP has a total reservation of 3,010,690 shares of common stock of PAVmed Inc. of which 2,192,531 shares are available-for-issue as of March 31, 2022.

Lucid Diagnostics, Inc Employee Stock Purchase Plan (“ESPP”)

The Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid Diagnostics Inc ESPP”), initial six-month stock purchase period is April 1, 2022 to September 30, 2022. The Lucid Diagnostics Inc. ESPP share purchase dates are March 31 and September 30. The Lucid Diagnostics Inc. ESPP has a total reservation of 500,000 shares of common stock of Lucid Diagnostics Inc. for which all shares are available-for-issue as of March 31, 2022.

Note 14 — Preferred Stock

As of March 31, 2022 and 2021, there were 1,136,210 and 1,241,438 shares of Series B Convertible Preferred Stock (classified in permanent equity) issued and outstanding, respectively.

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

Subsequent to March 31, 2022, in April 2022, the Company’s board-of-directors declared a Series B Convertible Preferred Stock dividend earned as of March 31, 2022 and payable as of April 1, 2022, of approximately $68, which will be settled by the issue of an additional 22,740 shares of Series B Convertible Preferred Stock (with such dividend not recognized as a dividend payable as of March 31, 2022, as the Company’s board of directors had not declared such dividends payable as of such date).

Note 15 — Common Stock and Common Stock Purchase Warrants

Common Stock

During the period ended March 31, 2022, 237,499 shares of common stock of the Company were issued upon exercise of stock options for cash of approximately $241. See Note 13, Stock-Based Compensation, for a discussion of the PAVmed Inc. 2014 Equity Plan. During the period ended, the PAVmed Inc. Employee Stock Purchase Plan purchased 194,240 shares of common stock of the Company. See Note 13, Stock-Based Compensation, for a discussion of the PAVmed Inc. Employee Stock Purchase Plan.

Common Stock Purchase Warrants

The common stock purchase warrants (classified in permanent equity) outstanding as of the dates indicated are as follows:

	Common Stock Purchase Warrants Issued and Outstanding
	March 31, 2022	Weighted Average Exercise Price / Share	December 31, 2021	Weighted Average Exercise Price / Share	Expiration Date
Series Z Warrants	11,937,450	$1.60	11,937,455	$1.60	April 2024
Series W Warrants	—	$—	377,873	$5.00	January 2022
Total	11,937,450	$1.60	12,315,328	$1.68

During the period ended March 31, 2022, a total of 5 Series Z Warrants were exercised for cash at $1.60 per share, resulting in the issue of the same number of shares of common stock of the Company.

The remaining 377,873 Series W Warrants expired unexercised as of January 29, 2022.

Note 16 — Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is summarized for the periods indicated as follows:

	March 31, 2022	December 31, 2021
NCI – equity (deficit) – beginning of period	$17,752	$(2,369)
Investment in Veris Health Inc.	—	6
Net loss attributable to NCI	(2,761)	(5,779)
Impact of subsidiary equity transactions	87	16,760
Lucid Diagnostics Inc. 2018 Equity Plan stock option exercise	187	—
Stock-based compensation expense - Lucid Diagnostics Inc. 2018 Equity Plan	3,537	9,134
NCI – equity (deficit) – end of period	$18,802	$17,752

Note 16 — Noncontrolling Interest - continued

The consolidated NCI presented above is with respect to the Company’s consolidated majority-owned subsidiaries, inclusive of: Lucid Diagnostics Inc., Veris Health Inc. and Solys Diagnostics Inc., as a component of consolidated total stockholders’ equity as of March 31, 2022 and December 31, 2021; and the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations with respect to Lucid Diagnostics Inc. and Solys Diagnostics Inc. for the three months ended March 31, 2022 and 2021; and with respect to Veris Health Inc. for the three months ended March 31, 2022 (as the Veris Health Inc inception date was May 28, 2021).

Lucid Diagnostics Inc.

As of March 31, 2022, there were 35,171,796 shares of common stock of Lucid Diagnostics Inc. issued and outstanding, of which, PAVmed Inc. holds 27,927,190 shares, representing a majority ownership equity interest and a controlling financial interest in Lucid Diagnostics Inc., and accordingly, Lucid Diagnostics Inc. is a consolidated majority-owned subsidiary of PAVmed Inc.

On March 28, 2022, Lucid Diagnostics Inc. entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of Lucid Diagnostics Inc. common stock from time to time at the request of Lucid Diagnostics Inc.

In connection with the execution of the agreement for the committed equity facility, Lucid Diagnostics Inc. agreed to pay Cantor $1.0 million as consideration for its irrevocable commitment to purchase the shares upon the terms and subject to the satisfaction of the conditions set forth in such agreement. In addition, pursuant to the agreement, Lucid Diagnostics agreed to reimburse Cantor for certain of its expenses. Lucid Diagnostics Inc. also entered into a registration rights agreement with Cantor. Lucid Diagnostics Inc. has the right to terminate the agreement at any time after initial satisfaction of the conditions to Cantor’s obligation to purchase shares under the facility, at no cost or penalty, upon three trading days’ prior written notice.

Veris Health Inc.

As of March 31, 2022, there were 8,000,000 shares of common stock of Veris Health Inc. issued and outstanding, of which PAVmed Inc. holds an 80.44% majority-interest ownership and has a controlling financial interest, with the remaining 19.56% minority-interest ownership held by an unrelated third-party. Accordingly, Veris Health Inc. is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the unaudited condensed consolidated balance sheet as of March 31, 2022 along with the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations for the period of May 28, 2021 to December 31, 2021, upon its formation and contemporaneous acquisition of Oncodisc Inc.

Solys Diagnostics Inc.

As of each of March 31, 2022 and December 31, 2021, there were 9,189,190 shares of common stock of Solys Diagnostics Inc. issued and outstanding, of which PAVmed Inc. holds a 90.3235% majority-interest ownership and has a controlling financial interest, with the remaining 9.6765% minority-interest ownership held by unrelated third parties.

Note 17 — Net Loss Per Share

The respective “Net loss per share - attributable to PAVmed Inc. - basic and diluted” and “Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted” - for the periods indicated - is as follows:

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss - before noncontrolling interest	$(19,633)	$(10,110)
Net loss attributable to noncontrolling interest	2,761	679
Net loss - as reported, attributable to PAVmed Inc.	$(16,872)	$(9,431)

Series B Convertible Preferred Stock dividends – earned	$(68)	$(75)

Net loss attributable to PAVmed Inc. common stockholders	$(16,940)	$(9,506)

Denominator
Weighted average common shares outstanding, basic and diluted	86,336,427	73,954,126

Loss per share
Basic and diluted
Net loss - as reported, attributable to PAVmed Inc.	$(0.20)	$(0.13)
Net loss attributable to PAVmed Inc. common stockholders	$(0.20)	$(0.13)

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

Basic weighted-average number of shares of common stock outstanding for the periods ended March 31, 2022 and 2021 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	March 31,
	2022	2021
Stock options and restricted stock awards	12,368,292	8,539,362
Series Z Warrants	11,937,450	15,954,722
Series W Warrants	—	381,818
Series B Convertible Preferred Stock	1,136,210	1,241,438
Total	25,441,952	26,117,340

The total stock options and restricted stock awards are inclusive of 500,854 stock options as of March 31, 2022 and 2021; and 100,000 restricted stock awards as of March 31, 2022, granted outside the PAVmed Inc. 2014 Equity Plan.
24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) as filed with the Securities and Exchange Commission (the “SEC”).

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including the following discussion and analysis of our (unaudited) condensed consolidated financial condition and results of operations, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of the Form 10-K under the heading “Risk Factors.”

Important factors that may affect our actual results include:

●	our limited operating history;
●	our financial performance, including our ability to generate revenue;
●	our ability to obtain regulatory approval for the commercialization of our products;
●	the ability of our products to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our potential ability to obtain additional financing when and if needed;
●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions;
●	our ability to manage growth and integrate acquired operations;
●	the potential liquidity and trading of our securities;
●	our regulatory and operational risks;
●	cybersecurity risks;
●	risks related to SARS-CoV-2 /COVID-19 pandemic;
●	the impact of the material weakness identified by our management; and
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Overview

The Company is a highly differentiated, multi-product, commercial-stage medical technology company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization, employing a business model focused on capital efficiency and speed to market. Since the Company’s inception of PAVmed Inc. on June 26, 2014, its activities have focused on advancing its lead products towards regulatory approval and commercialization, protecting its intellectual property, and building its corporate infrastructure and management team. The Company has ongoing operations conducted through PAVmed Inc. and its majority-owned subsidiaries.

The Company operates in one segment as a medical technology company, with the following lines-of-business: “Medical Devices”, “Diagnostics”, “Digital Health”, and “Emerging Innovations”.

Our products, services, and opportunities, as discussed herein and in Item 1 of Part I of the Form 10-K under the heading Business Background and Overview, are as follows:

●	Diagnostics - EsoGuard Esophageal DNA Laboratory Developed Test, EsoCheck Esophageal Cell Collection Device, and EsoCure Esophageal Ablation Device with Caldus Technology;

●	Medical Devices - CarpX Minimally Invasive Surgical Device for Carpal Tunnel Syndrome; Infusion Therapy - PortIO Implantable Intraosseous Vascular Access Device and NextFlo Highly Accurate Disposable Intravenous Infusion Platform Technology;

●	Digital Health - Veris cancer healthcare platform and implantable intelligent vascular port combining remote monitoring and data analytics;

●	Emerging Innovations -Include a diversified and expanding portfolio of innovative products designed to address unmet clinical needs across a broad range of clinical conditions. We are evaluating a number of these product opportunities and intellectual property covering a wide spectrum of clinical conditions, which have either been developed internally or have been presented to us by clinician innovators and academic medical institutions for consideration of a partnership to develop and commercialize these products.

Our multiple products and services are in various phases of development, regulatory clearances, approvals, and commercialization.

●	The EsoCheck device received 510(k) marketing clearance from the U.S. Food and Drug Administration (“FDA”), in June 2019 and European CE Mark Certification in May 2021 as an esophageal cell collection device; and, EsoGuard has been established as a Laboratory Developed Test (“LDT”), completed European CE Mark Certification in June 2021, and was launched commercially in December 2019 after Clinical Laboratory Improvement Amendment (“CLIA”) and College of American Pathologists (“CAP”) accreditation of the test at Lucid Diagnostics commercial diagnostic laboratory partner ResearchDx Inc. (“RDx”), headquartered in Irvine, California. On February 25, 2022, Lucid Diagnostics’ wholly owned subsidiary, LucidDx Labs Inc. (“LucidDx Labs”) acquired from RDx certain licenses and other related assets necessary for LucidDx Labs to operate its own new CLIA-certified, CAP-accredited clinical laboratory located in Lake Forest, CA. In August 2021, Lucid Diagnostics launched a strategic partnership with direct-to-consumer telemedicine company UpScriptHealth to support our commercialization efforts. Also in August 2021, we tested our first patients referred by primary care physicians (“PCPs”) in our initial Lucid Test Centers opened in the Phoenix metropolitan area. We have since expanded our Lucid Test Centers into six additional cities expanding from its origin in the Southwest United States and stretching to the Northwest.

Overview - continued

●	In connection with our efforts to expand our presence in the diagnostic market, we are developing EsoCure as an Esophageal Ablation Device, with the intent to allow a clinician to treat dysplastic BE before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment. We have successfully completed a pre-clinical feasibility animal study of EsoCure demonstrating excellent, controlled circumferential ablation of the esophageal mucosal lining. We have also completed an acute and survival animal study of EsoCure™ Esophageal Ablation Device, demonstrating successful direct thermal balloon catheter ablation of esophageal lining through the working channel of a standard endoscope. We plan to conduct additional development work and animal testing of EsoCure to support a future FDA 510(k) submission.

●	CarpX is a minimally invasive surgical device for use in the treatment of carpal tunnel syndrome which received FDA 510(k) marketing clearance in April 2020, with the first commercial procedure successfully performed in December 2020. After an initial slowdown in commercialization related to COVID, more recently we have recruited new sales leadership and have recently trained eight new surgeons to perform the CarpX procedure with four more scheduled to undergo training in the coming months. Our limited-release commercialization efforts thru 2022 are focused on engaging key opinion hand surgeons designed to solicit input for ergonomic improvements to the device, procedure development and surgical-time optimization, and ease of use. Concurrently, we are presently working on improvements to the device that will be released in stages over the next several quarters

●	We believe CarpX is designed to allow the physician to relieve the compression on the median nerve without an open incision or the need for endoscopic or other imaging equipment. To use CarpX, the operator first advances a guidewire through the carpal tunnel under the ligament, and then advanced over the wire and positioned in the carpal tunnel under ultrasonic and/or fluoroscopic guidance. When the CarpX balloon is inflated it creates tension in the ligament positioning the cutting electrodes underneath it and creates space within the tunnel, providing anatomic separation between the target ligament and critical structures such as the median nerve. Radiofrequency energy is briefly delivered to the electrodes, rapidly cutting the ligament, and relieving the pressure on the nerve. We believe CarpX will be significantly less invasive than existing treatments .

●	In May 2021, we formed Veris Health, and concurrently, acquired Oncodisc Inc (“Oncodisc”), a digital health company with ground breaking tools to improve personalized cancer care through remote patient monitoring. Oncodisc’s core technologies include the first intelligent implantable vascular healthcare platform that provides patients and physicians with new tools to improve outcomes and optimize the delivery of cost-effective care through remote monitoring and data analytics. Its vascular access port contains biologic sensors capable of generating continuous data on key physiologic parameters known to predict adverse outcomes in cancer patients undergoing treatment. Wireless communication to the patient’s smartphone and its cloud-based digital healthcare platform efficiently and effectively delivers actionable real time data to patients and physicians. The technologies are the subject of multiple patent applications and one allowed patent awaiting final issuance.

●	Our other products in development have not yet received clearance or approval to be marketed or sold in the U.S. or elsewhere

Overview - continued

Financing

Subsequent to March 31, 2022, on April 4, 2022, the Company entered into a Senior Secured Convertible Note in the amount of $27.5 million, pursuant to a Securities Purchase Agreement (“SPA”) executed in March 2022 with an accredited institutional investor (“investor”). Under the SPA, the Company agreed to sell, and the investor agreed to purchase, up to an additional $22.5 million initial principal amount of Senior Secured Convertible Notes (for an aggregate of $50.0 million in initial principal) upon the satisfaction of certain conditions. The purchase price of the Secured Promissory Notes is $1,000 for each $1,100 in principal amount of the notes, representing an original issue discount of $100 per $1,100 in principal amount of the notes. A further discussion of the SPA dated, March 31, 2022, can be found herein below under Liquidity and Capital Resources - PAVmed Inc - Private Placement - Securities Purchase Agreement.

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

Impact of SARS-CoV-2 - COVID-19 Pandemic

Previously, in December 2019, there was an outbreak of a novel strain of a coronavirus occurred, with such coronavirus designated by the United Nations (UN) World Health Organization (“WHO”) as the “Severe Acute Respiratory Syndrome Coronavirus 2” - or “SARS-CoV-2”. The SARS-CoV-2 spread on a global basis to other countries, including the United States. On March 11, 2020, the WHO declared a pandemic resulting from SARS-CoV-2, with such pandemic commonly referred to by its resulting illness of coronavirus disease 2019, or “COVID-19”. The COVID-19 pandemic is ongoing, and we continue to monitor the ongoing impact of the COVID-19 pandemic on the United States national economy, the global economy, and our business.

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

Results of Operations

Overview

Revenue

Revenue was recognized with respect to the EsoGuard Commercialization Agreement, dated August 1, 2021, between the Company’s majority-owned subsidiary, Lucid Diagnostics Inc., and ResearchDX Inc. (“RDx”), a CLIA certified commercial laboratory service provider. On February 25, 2022, the EsoGuard Commercialization Agreement was terminated upon the execution of an Asset Purchase Agreement between LucidDx Labs Inc., a wholly-owned subsidiary of Lucid Diagnostics Inc. and RDx.

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

Results of Operations - continued

Overview - continued

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

We plan to incur research and development expenses for the foreseeable future as we continue the development of our existing products as well as new innovations. Our research and development activities are focused principally on obtaining FDA approvals and developing product improvements or extending the utility of the lead products in our pipeline, including CarpX, EsoCheck and EsoGuard, along with advancing our PortIO and NextFlo products, our Digital Health product, and two of our Emerging Innovation product candidates through their respective development phase, including our DisappEAR reabsorable ear tubes product and a non-invasive glucose monitoring product.

Other Income and Expense, net

Other income and expense, net, consists principally of changes in fair value of our contingent consideration and our convertible notes and losses on extinguishment of debt upon repayment of such convertible notes.

Presentation of Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands of dollars, if not otherwise indicated as being presented as dollars in millions, except for the number of shares and per share amounts.

Three months ended March 31, 2022 as compared to three months ended March 31, 2021

Revenue

In the three months ended March 31, 2022, revenue was $0.2 million as compared to no revenue in the corresponding period in the prior year. The $0.2 million relates to our EsoGuard Commercialization Agreement, dated August 1, 2021, which resulted in revenue recognition of $0.1 million per month beginning August 2021 - through the February 25, 2022 termination date of such agreement.

Cost of revenue

In the three months ended March 31, 2022, cost of revenue was approximately $0.4 million as compared to no cost of revenue in the corresponding period in the prior year. The $0.4 million increase principally relates to costs associated with the EsoGuard Commercialization Agreement noted above.

Sales and marketing expenses

In the three months ended March 31, 2022, sales and marketing costs were approximately $3.9 million, compared to $1.4 million for the corresponding period in the prior year. The net increase of $2.5 million was principally related to:

●	approximately $1.6 million increase in compensation related costs principally related to an increase in headcount and severance expense incurred for 2 former employees;
●	approximately $0.4 million increase in stock based compensation from RSA grants to Lucid and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in the number of employees; and
●	approximately $0.5 million increase in outside professional services related to EsoCheck, EsoGuard and consulting and professional services fees.

General and administrative expenses

In the three months ended March 31, 2022, general and administrative costs were approximately $9.4 million, compared to $3.4 million for the corresponding period in the prior year. The net increase of $6.0 million was principally related to:

●	approximately $1.1 million increase in compensation related costs principally related to an increase in headcount;
●	approximately $1.8 million increase in stock based compensation from RSA grants to Lucid and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in the number of employees; and
●	approximately $2.3 million in consulting services related to patents, regulatory compliance, legal processes for contract review, transition of public relations and investor relations firms, and public company expenses; and
●	approximately $0.8 million in general business expenses.

Research and development expenses

In the three months ended March 31, 2022, research and development costs were approximately $5.9 million as compared to $3.3 million for the corresponding period in the prior year. The net increase $2.6 million was principally related to:

●	approximately $2.1 million increase in development costs, particularly in clinical trial activities and outside professional and consulting fees with respect to EsoCheck, EsoCure, CarpX, NextFlo, Port IO, our Digital Health product, and one of our Emerging Innovation product candidates (the non-invasive glucose monitoring product); and
●	approximately $0.5 million increase in compensation related costs and related to expanded clinical and engineering staff.

Three months ended March 31, 2022 as compared to three months ended March 31, 2021 - continued

Other Income and Expense

Change in fair value of convertible debt

In the three months ended March 31, 2021, the non-cash income (expense) recognized for the change in the fair value of our convertible notes was approximately $1.7 million. The change in the fair value adjustment of the convertible notes is principally related to each of the convertible notes being repaid-in-full during the three months ended March 31, 2021, as discussed herein below under “Other Income and Expense - Loss from Extinguishment of Debt”.

Loss from Extinguishment of Debt

In the three months ended March 31, 2021, a debt extinguishment loss in the aggregate of approximately $3.7 million was recognized in connection with the convertible notes, as discussed below.

●	On January 5, 2021, the repayment of the remaining face value principal of the November 2019 Senior Convertible Note, along with the payment of interest thereon, of approximately $1.0 million, were settled with the issuance of 667,668 shares of our common stock, with a fair value of approximately $1,7 million (with such fair value measured as the respective conversion date quoted closing price of our common stock), resulting in the recognition of a loss from extinguishment of debt of approximately $0.8 million in the six months ended June 30, 2021; and,
●	On January 30, 2021, we paid in cash a $350 partial principal repayment of the Senior Convertible Note dated April 30, 2020 (“April 2020 Senior Convertible Note”); and on March 2, 2021, we made a cash payment of approximately $14,466, resulting in the repayment-in-full on such date of both the April 2020 Senior Convertible Note and the Senior Secured Convertible Note dated August 6, 2021, resulting in the recognition of a loss from extinguishment of debt of approximately $2,955 in the six months ended June 30, 2021.

See our unaudited condensed consolidated financial statements Note 12, Debt, for additional information with respect to the convertible notes.

Liquidity and Capital Resources

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, and debt. We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. We expect to continue to experience recurring losses from operations, and will continue to fund our operations with debt and/or equity financing transactions. Notwithstanding, however, with the cash on-hand as of March 31, 2022, we expect to be able to fund our future operations for one year from the date of the issue of our unaudited condensed consolidated financial statements, as included in this Quarterly Report on Form 10-Q for the period ended March 31, 2022.

Common Stock Transactions

During the three months ended March 31, 2022:

●	We issued 237,499 shares of our common stock for cash proceeds of approximately $241 upon exercise of stock options granted under the PAVmed Inc 2014 Equity Plan, as such equity plan is discussed in Note 13, Stock-Based Compensation, of our unaudited condensed consolidated financial statements.

●	We issued 194,240 shares of our common stock under the PAVmed Inc. Employee Stock Purchase Plan (“ESPP”), as such ESPP is discussed in Note 13, Stock-Based Compensation, of our unaudited condensed consolidated financial statements.

Debt Transactions

Subsequent to March 31, 2022, on April 4, 2022, the Company entered into a Senior Secured Convertible Note in the amount of $27.5 million, pursuant to the SPA with an accredited institutional investor. Under the SPA, the Company agreed to sell, and the investor agreed to purchase, up to an additional $22.5 in additional initial principal amount of Senior Secured Convertible Notes (for an aggregate of $50.0 million in initial principal amount of Secured Promissory Notes) upon the satisfaction of certain conditions (as more fully described below). The notes are being offered and sold in a registered direct offering under the Company’s effective shelf registration statement (the “Offering”). The purchase price of the Secured Promissory Notes is $1,000 for each $1,100 in principal amount of the notes, representing an original issue discount of $100 per $1,100 in principal amount of the notes. We herein refer to the Senior Secured Convertible Notes issued or issuable under the SPA as March 2022 Notes.

Pursuant to the SPA we completed an initial closing for the sale of $27.5 million in principal amount of March 2022 Notes, of which the investor funded and the Company received cash proceeds of $24.9 million on April 5, 2022, after deduction of lender fees. Subject to certain conditions being met or waived, from time to time after such time stockholder approval for an increase in our authorized shares from 150 million to 250 million is obtained, but before March 31, 2024, one or more additional closings for up to the remaining principal amount of March 2022 Notes may occur, upon five trading days’ notice by us to the investor. The aggregate principal amount of March 2022 Notes that may be offered in the additional closings may not be more than $22.5 million. The investor’s obligation to purchase the notes at each additional closing is subject to certain conditions set forth in the March 2022 SPA (including minimum price and volume thresholds, maximum ratio of debt to market capitalization, and minimum market capitalization), which may be waived by the Required Holders (as defined in the March 2022 SPA). Under the March 2022 SPA, the investor will be required to purchase March 2022 Notes in the additional closings if such conditions are met or waived. In addition, from and after March 31, 2023, the investor may by written notice to us elect to require us to issue up to $22.5 million in initial principal amount of March 2022 Notes, so long as in doing so it would not cause the ratio of (a) the outstanding principal amount of the March 2022 Notes (including the additional March 2022 Notes), accrued and unpaid interest thereon and accrued and unpaid late charges to (b) our average market capitalization over the prior ten trading days, to exceed 25%. If we fail to complete the sale of the additional March 2022 Notes contemplated by any such written notice, or if the investor is unable to deliver any such notice prior to March 31, 2024 as a result of the limitation described in the preceding sentence, then we will be obligated to pay a break-up fee to the investor at such time in an aggregate amount equal to $1.35 million.

Liquidity and Capital Resources - continued

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

On the date six months after the issuance of a March 2022 Note, on the 1st and 10th trading day of each calendar month thereafter, and on the maturity date (each an “Installment Date”), the Company will make an amortization payment on the March 2022 Note in an amount equal to the initial principal balance of the note divided by the total number of such amortization payments (such that the entire initial principal balance will be repaid by the maturity date), plus any amounts that have been deferred or accelerated to the applicable installment date, plus all accrued and unpaid interest and any late charges (the “Installment Amount”). Each Installment Amount will be satisfied in shares of the Company’s common stock, subject to certain customary equity conditions (including minimum price and volume thresholds) at 100% of the Installment Amount or otherwise (or at our election, in whole or in part) in cash at 115% of the Installment Amount. The conversion price for any Installment Amount so converted will be based on the then current market price, but not more than the fixed conversion price then in effect and not less than a floor price. The March 2022 Notes also may required to be repaid in shares of our common stock, at a price per share of our common stock based on the then current market price, but not more than the fixed conversion price then in effect and not less than a floor price, upon the occurrence of certain events of default. We may be required to repay the March 2022 Notes, in cash, at a premium to the outstanding principal balance, upon the occurrence of an event of default or upon a Change of Control (as defined in the March 2022 Notes).

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

Lucid Diagnostics Inc - Committed Equity Facility

In March 2022, Lucid Diagnostics Inc. entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the facility, Cantor has committed to purchase up to $50 million of Lucid Diagnostics Inc. common stock from time to time at the request of Lucid Diagnostics Inc. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows Lucid Diagnostics Inc. to raise primary equity capital on a periodic basis at prices based on the existing market price.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our (unaudited) financial condition and consolidated results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, and equity, along with the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the corresponding periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Please see Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards Updates, of our unaudited condensed consolidated financial statements included herein in this Form 10-Q, for a summary of significant accounting policies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Note 10, Commitment and Contingencies - Legal Proceedings, of the unaudited condensed consolidated financial statements included in this Quarterly Report, for a description of certain material legal proceedings involving the Company, which description is incorporated herein by reference.

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

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

May 16, 2022	By:	/s/ Dennis M McGrath
Dennis M McGrath
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of February 25, 2022, by and among LucidDx Labs Inc., Lucid Diagnostics Inc. and ResearchDx, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Lucid on March 3, 2022).
10.1	Common Stock Purchase Agreement, dated as of March 28, 2022, by and between CF Principal Investments LLC and Lucid Diagnostics Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Lucid Diagnostics on April 1, 2022).
10.2	Registration Rights Agreement, dated as of March 28, 2022, by and between CF Principal Investments LLC and Lucid Diagnostics Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Lucid on April 1, 2022).
10.3	Management Services Agreement, dated as of February 25, 2022, by and among LucidDx Labs Inc. and ResearchDx, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Lucid on March 3, 2022).
10.4	Employment Agreement, dated as of February 22, 2022, by and between Lishan Aklog, M.D. and Lucid Diagnostics Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Lucid Diagnostics on January 20, 2022).
10.5	Employment Agreement, dated as of February 22, 2022, by and between Dennis McGrath and Lucid Diagnostics Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Lucid Diagnostics on January 20, 2022).
10.6	Employment Agreement, dated as of February 22, 2022, by and between Shaun O’Neil and PAVmed Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 24, 2022).
10.7	Employment Agreement, dated as of February 22, 2022, by and between Shaun O’Neil and Lucid Diagnostics Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Lucid Diagnostics on March 23, 2022).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Filed herewith

