Form 10-Q
period 2022-06-30
PAVmed Inc.
filed 2022-08-15
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022 there were 90,999,078 shares of the registrant’s Common Stock, par value $0.001 per share, issued (with such number of shares inclusive of shares of common stock underlying granted but unvested restricted stock awards granted under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan as of such date).

i

PART I. Financial Information

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	June 30, 2022	December 31, 2021
Assets:
Current assets:
Cash	$65,153	$77,258
Accounts receivable	—	200
Prepaid expenses, deposits, and other current assets	5,662	5,179
Total current assets	70,815	82,637
Fixed assets, net	2,253	1,585
Operating lease right-of-use assets	3,205	—
Intangible assets, net	4,456	2,029
Other assets	1,725	725
Total assets	$82,454	$86,976
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,492	$3,299
Accrued expenses and other current liabilities	2,932	4,259
Operating lease liabilities, current portion	943	—
Senior Secured Convertible Notes - at fair value	29,500	—
Purchase consideration payable	1,000	—
Total current liabilities	38,867	7,558
Long-term liabilities
Operating lease liabilities, less current portion	2,183	—
Total long-term liabilities	2,183	—
Total liabilities	41,050	7,558
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding 1,158,950 at June 30, 2022 and 1,113,919 shares at December 31, 2021	2,554	2,419
Common stock, $0.001 par value. Authorized, 250,000,000 shares; 87,023,211 and 86,367,845 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	87	86
Additional paid-in capital	201,327	198,071
Accumulated deficit	(181,442)	(138,910)
Treasury stock	(548)	—
Total PAVmed Inc. Stockholders’ Equity	21,978	61,666
Noncontrolling interests	19,426	17,752
Total Stockholders’ Equity	41,404	79,418
Total Liabilities and Stockholders’ Equity	$82,454	$86,976

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share amounts - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$—	$189	$—
Cost of revenue	—	—	369	—
Gross profit (loss)	—	—	(180)	—
Operating expenses:
Sales and marketing	4,898	1,875	8,823	3,262
General and administrative	11,839	6,837	21,436	10,211
Research and development	6,740	4,258	12,671	7,573
Total operating expenses	23,477	12,970	42,930	21,046
Loss from operations	(23,477)	(12,970)	(43,110)	(21,046)
Other income (expense):
Interest expense	(523)	—	(523)	—
Change in fair value - Senior Secured Convertible Note	(2,000)	—	(2,000)	1,682
Loss on issue and offering costs - Senior Secured Convertible Note	(3,101)	—	(3,101)	—
Debt extinguishments loss - Senior Secured Convertible Notes	—	—	—	(3,715)
Debt forgiveness	—	300	—	300
Other income (expense), net	(5,624)	300	(5,624)	(1,733)
Loss before provision for income tax	(29,101)	(12,670)	(48,734)	(22,779)
Provision for income taxes	—	—	—	—
Net loss before noncontrolling interests	(29,101)	(12,670)	(48,734)	(22,779)
Net loss attributable to the noncontrolling interests	3,576	1,199	6,337	1,877
Net loss attributable to PAVmed Inc.	(25,525)	(11,471)	(42,397)	(20,902)
Less: Series B Convertible Preferred Stock dividends earned	(70)	(74)	(138)	(149)
Net loss attributable to PAVmed Inc. common stockholders	$(25,595)	$(11,545)	$(42,535)	$(21,051)
Per share information:
Net loss per share attributable to PAVmed Inc. - basic and diluted	$(0.29)	$(0.14)	$(0.49)	$(0.27)
Net loss per share attributable to PAVmed Inc. common stockholders – basic and diluted	$(0.29)	$(0.14)	$(0.49)	$(0.27)
Weighted average common shares outstanding, basic and diluted	86,957,352	82,235,397	86,689,857	78,117,637

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED June 30, 2022

(in thousands except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - March 31, 2022	1,136,210	$2,486	86,911,646	$87	$199,719	$(155,849)	$(512)	$18,802	$64,733
Dividends declared - Series B Convertible Preferred Stock	22,740	68	—	—	—	(68)	—	—	—
Vest - restricted stock awards	—	—	75,000	—	(1)	—	—	—	(1)
Exercise - stock options	—	—	62,500	—	61	—	—	—	61
Exercise - stock options of majority-owned subsidiary	—	—	—	—	—	—	—	501	501
Impact of subsidiary equity transactions	—	—	—	—	99	—	—	142	241
Stock-based compensation - PAVmed Inc.	—	—	—	—	1,449	—	—	—	1,449
Stock-based compensation - majority-owned subsidiary	—	—	—	—	—	—	—	3,557	3,557
Treasury stock	—	—	(25,935)	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	(25,525)	—	(3,576)	(29,101)
Balance - June 30, 2022	1,158,950	$2,554	87,023,211	$87	$201,327	$(181,442)	$(548)	$19,426	$41,404

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the SIX MONTHS ENDED June 30, 2022

(in thousands except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - December 31, 2021	1,113,919	$2,419	86,367,845	$86	$198,071	$(138,910)	$—	$17,752	$79,418
Dividends declared - Series B Convertible Preferred Stock	45,031	135	—	—	—	(135)	—	—	—
Exercise - Series Z Warrants	—	—	5	—	—	—	—	—	—
Vest - restricted stock awards	—	—	541,666	—	(1)	—	—	—	(1)
Exercise - stock options	—	—	299,999	1	302	—	—	—	303
Exercise - stock options of majority-owned subsidiary	—	—	—	—	—	—	—	688	688
Purchase - Employee Stock Purchase Plan	—	—	194,240	—	217	—	—	—	217
Impact of subsidiary equity transactions	—	—	—	—	12	—	—	229	241
Stock-based compensation - PAVmed Inc.	—	—	—	—	2,726	—	—	—	2,726
Stock-based compensation - majority-owned subsidiary	—	—	—	—	—	—	—	7,094	7,094
Treasury stock	—	—	(380,544)	—	—	—	(548)	—	(548)
Net loss	—	—	—	—	—	(42,397)	—	(6,337)	(48,734)
Balance - June 30, 2022	1,158,950	$2,554	87,023,211	$87	$201,327	$(181,442)	$(548)	$19,426	$41,404

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED June 30, 2021

(in thousands, except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - March 31, 2021	1,241,438	$2,587	81,424,744	$81	$145,396	$(97,778)	$(2,246)	$48,040
Dividends declared - Series B Convertible Preferred Stock	25,046	76	—	—	—	(76)	—	—
Conversions - Series B Convertible Preferred Stock	(80,799)	(164)	80,799	—	164	—	—	—
Vest - restricted stock awards	—	—	150,000	—	—	—	—	—
Exercise - Series Z warrants	—	—	880,441	2	1,409	—	—	1,411
Exercise - stock options	—	—	40,832	—	51	—	—	51
Stock-based compensation - PAVmed Inc.	—	—	—	—	2,622	—	—	2,622
Stock-based compensation - majority-owned subsidiary	—	—	—	—	52	—	2,528	2,580
Investment in Veris Health Inc. subsidiary	—	—	—	—	—	—	6	6
Net loss	—	—	—	—	—	(11,471)	(1,199)	(12,670)
Balance - June 30, 2021	1,185,685	$2,499	82,576,816	$83	$149,694	$(109,325)	$(911)	$42,040

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the SIX MONTHS ENDED June 30, 2021

(in thousands, except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - December 31, 2020	1,228,075	$2,537	63,819,935	$64	$87,570	$(88,275)	$(2,369)	$(473)
Issue common stock – registered offerings, net	—	—	15,782,609	16	53,688	—	—	53,704
Issue common stock upon partial conversions of Senior Secured Convertible Note	—	—	667,668	1	1,722	—	—	1,723
Issue common stock – exercise Series Z warrants	—	—	1,740,658	2	2,783	—	—	2,785
Issue common stock – conversion Series B Convertible Preferred Stock	(91,634)	(186)	91,634	—	186	—	—	—
Series B Convertible Preferred Stock dividends declared	49,244	148	—	—	—	(148)	—	—
Issue common stock - Employee Stock Purchase Plan	—	—	203,480	—	304	—	—	304
Exercise - stock options	—	—	120,832	—	131	—	—	131
Vest - restricted stock awards	—	—	150,000	—	—	—	—	—
Stock-based compensation - PAVmed Inc.	—	—	—	—	3,254	—	—	3,254
Stock-based compensation - majority-owned subsidiary	—	—	—	—	56	—	3,329	3,385
Investment in Veris Health Inc. subsidiary	—	—	—	—	—	—	6	6
Net Loss	—	—	—	—	—	(20,902)	(1,877)	(22,779)
Balance - June 30, 2021	1,185,685	$2,499	82,576,816	$83	$149,694	$(109,325)	$(911)	$42,040

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except number of shares and per share data - unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss - before noncontrolling interest (“NCI”)	$(48,734)	$(22,779)

Adjustments to reconcile net loss - before NCI to net cash used in operating activities
Depreciation and amortization expense	1,031	28

Stock-based compensation	9,820	6,639
In-process R&D charge	—	133
APA-RDx: Issue common stock of majority-owned subsidiary - settle installment payment	239	—
Change in fair value - Senior Secured Convertible Note	2,000	(1,682)
Loss upon Issuance - Senior Secured Convertible Note	2,500	—
Debt extinguishment loss - Senior Secured Convertible Notes and Senior Convertible Note	—	3,715
Debt forgiveness	—	(300)
Non-cash lease expense	57	—
Changes in operating assets and liabilities:
Accounts receivable	200	—
Prepaid expenses and other current and non-current assets	(1,665)	(1,441)
Accounts payable	1,057	650
Accrued expenses and other current liabilities	(1,326)	(759)
Net cash flows used in operating activities	(34,821)	(15,796)

Cash flows from investing activities
Purchase of equipment	(926)	(157)
Payments - Acquisitions, net of cash	(2,200)	(47)
Net cash flows used in investing activities	(3,126)	(204)

Cash flows from financing activities
Proceeds – issue of common stock – registered offerings	—	55,016
Payment – offering costs – registered offerings	—	(1,312)
Proceeds – issue of Senior Secured Convertible Note	25,000	—
Payment – repayment of Senior Convertible Note and Senior Secured Convertible Note	—	(14,816)
Payment – Senior Convertible Note and Senior Secured Convertible Note – non-installment payments	—	(154)
Proceeds – exercise of Series Z warrants	—	2,785
Proceeds – exercise of stock options	303	131
Proceeds – issue common stock – Employee Stock Purchase Plan	217	304
Proceeds – exercise of stock options issued under equity plan of majority owned subsidiary	688	—
Purchase Treasury Stock – payment of employee payroll tax obligation in connection with stock-based compensation	(366)	—
Net cash flows provided by financing activities	25,842	41,954
Net increase (decrease) in cash	(12,105)	25,954
Cash, beginning of period	77,258	17,256
Cash, end of period	$65,153	$43,210

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

The Company’s current operational activities are principally focused on the commercialization of EsoGuard and CarpX, while its development activities are focused on pursuing FDA approval and clearance of other lead products in our product portfolio pipeline, including EsoGuard IVD, PortIO, EsoCure and digital health technologies acquired by the Company’s majority-owned subsidiary Veris Health Inc.

The ability of the Company to generate revenue depends upon the Company’s ability to successfully advance the commercialization of EsoGuard and CarpX while also completing the development and the necessary regulatory approvals of its other products and services. There are no assurances, however, the Company will be able to obtain an adequate level of financial resources required for the long-term commercialization and development of its products and services.

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, common stock purchase warrants, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company expects to continue to experience recurring losses from operations and will continue to fund its operations with debt and equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof and other debt and equity committed sources of financing, the Company expects to be able to fund its operations and meet its financial obligations as they become due for the one year period from the date of the issue of the Company’s unaudited condensed consolidated financial statements, as included herein in this Quarterly Report on Form 10-Q for the period ended June 30, 2022.

Note 2 — Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 6, 2022, except as otherwise noted herein below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PAVmed Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company holds a majority-ownership interest and has controlling financial interest in each of: Lucid Diagnostics Inc., Veris Health Inc., and Solys Diagnostics Inc., with the corresponding noncontrolling interest included as a separate component of consolidated stockholders’ equity (deficit), including the recognition in the unaudited condensed consolidated statement of operations of a net loss attributable to the noncontrolling interest based on the respective minority-interest equity ownership of each majority-owned subsidiary. See Note 15, Noncontrolling Interest, for a discussion of each of the majority-owned subsidiaries noted above. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

All amounts in the accompanying unaudited condensed consolidated financial statements and these notes thereto are presented in thousands of dollars, if not otherwise noted as being presented in millions of dollars, except for shares and per share amounts.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and the determination of corresponding carrying value reserve, if any, and liabilities and the disclosure of contingent losses, as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates in these (unaudited) condensed consolidated financial statements include those related to the estimated fair value of debt obligations, stock-based equity awards, intangible assets, and common stock purchase warrants. Other significant estimates include the estimated incremental borrowing rate, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. Additionally, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

Note 2 — Summary of Significant Accounting Policies - continued

Significant Accounting Policies - Continued

Leases

The Company adopted FASB ASC Topic 842, Leases, (“ASC 842”) effective December 31, 2021, with such adoption not having an effect on the Company’s consolidated financial statements.

All significant lease agreements and contractual agreements with embedded lease agreements are accounted for under the provisions of ASC 842, wherein, if the contractual arrangement: involves the use of a distinct identified asset; provides for the right to substantially all the economic benefits from the use of the asset throughout the contractual period; and provides for the right to direct the use of the asset. A lease agreement is accounted for as either a finance lease (generally with respect real estate) or an operating lease (generally with respect to equipment). Under both a finance lease and an operating lease, the Company recognizes as of the lease commencement date a lease right-of-use (“ROU”) asset and a corresponding lease payment liability.

A lease ROU asset represents the Company’s right to use an underlying asset for the lease term, and the lease liability represents its contractual obligation to make lease payments. The lease ROU asset is measured at the lease commencement date as the present value of the future lease payments plus initial direct costs incurred. The Company recognizes lease expense of the amortization of the lease ROU asset for an operating lease on a straight-line basis over the lease term; and for financing leases on a straight-line basis unless another basis is more representative of the pattern of economic benefit. The operating ROU asset also includes any lease incentives received for improvements to leased property, when the improvements are lessee-owned. Improvements to leased property that are lessor-owned, the Company includes amounts the Company incurred for the improvements as ROU assets which are amortized on a straight-line basis over the life of the lease.

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

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards Updates - continued

Significant Accounting Policies - Continued

Fair Value Option (“FVO”) Election

Under a Securities Purchase Agreement dated March 31, 2022, the Company issued a Senior Secured Convertible Note dated April 4, 2022 - referred to herein as the “April 2022 Senior Convertible Note” - which is accounted under the “fair value option election” as discussed below.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivative and Hedging, (“ASC 815”), a financial instrument containing embedded features and /or options may be required to be bifurcated from the financial instrument host and recognized as separate derivative asset or liability, with the bifurcated derivative asset or liability initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date.

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The estimated fair value adjustment of the April 2022 Senior Convertible Note is presented in a single line item within other income (expense) in the accompanying unaudited condensed consolidated statement of operations (as provided for by ASC 825-10-50-30(b)). Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”) (for which there was no such adjustment with respect to the April 2022 Senior Convertible Note).

See Note 10, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 11, Debt, for a discussion of the April 2022 Senior Convertible Note.

Note 3 — Revenue from Contracts with Customers

Revenue is recognized when the satisfaction of the performance obligation occurs, which is when the delivery of product and /or the provision of service is rendered, and is measured as the amount of estimated consideration expected to be realized. In the period ended June 30, 2022, the Company recognized revenue under the EsoGuard Commercialization Agreement, dated August 1, 2021, as discussed below.

EsoGuard Commercialization Agreement

The Company, through its majority-owned subsidiary, Lucid Diagnostics Inc., entered into the EsoGuard Commercialization Agreement, dated August 1, 2021, with its Commercial Laboratory Improvements Act (“CLIA”) certified commercial laboratory service provider, ResearchDx Inc. (“RDx”), an unrelated third-party. The EsoGuard Commercialization Agreement was on a month-to-month basis, and was terminated on February 25, 2022 upon the execution of an asset purchase agreement (“APA”) dated February 25, 2022, between LucidDx Labs Inc. (a wholly-owned subsidiary of Lucid Diagnostics Inc.) and RDx, with such agreement further discussed in Note 5, Asset Purchase Agreement and Management Services Agreement,.

Revenue Recognized

In the six months ended June 30, 2022, the Company recognized total revenue of $189, under the EsoGuard Commercialization Agreement, which represents the minimum fixed monthly fee of $100 for the period January 1, 2022 to the February 25, 2022 termination date as discussed above, The monthly fee was deemed to be collectible for such period as RDx has timely paid the applicable respective monthly fee.

Cost of Revenue

The cost of revenue recognized with respect to the revenue recognized under the EsoGuard Commercialization Agreement for the period January 1, 2022 to February 25, 2022 totaled $369, inclusive of employee related costs of personnel engaged in the delivery of the administration to patients of the EsoCheck cell sample collection procedure, EsoCheck devices and EsoGuard mailers (cell sample shipping costs) distributed to medical practitioners’ locations and the Lucid Test Centers; Lucid Test Centers operating expenses, including rent expense and supplies; and royalty fees incurred under the Amended CWRU License Agreement.

Note 4 — Related Party Transactions

Case Western Reserve University and Physician Inventors - Amended CWRU License Agreement

Case Western Reserve University (“CWRU”) and each of the three physician inventors (“Physician Inventors”) of the intellectual property licensed under the amended and restated patent license agreement with CWRU, dated August 23, 2021 (the “Amended CWRU License Agreement”), each hold a minority equity ownership interest in Lucid Diagnostics Inc. The expenses incurred with respect to the Amended CWRU License Agreement and the three Physician Inventors, as classified in the accompanying consolidated statement of operations for the periods indicated are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of Revenue
CWRU – Royalty Fee	$—	$—	$9	$—

General and Administrative Expense
Stock-based compensation expense – Physician Inventors’ restricted stock awards	272	273	544	364

Research and Development Expense
Amended CWRU License Agreement - reimbursement of patent legal fees	209	113	209	113
Fees - Physician Inventors’ consulting agreements	10	1	18	14
Sponsored research agreement	—	—	3	—
Stock-based compensation expense – Physician Inventors’ stock options	52	52	99	58
Total Related Party Expenses	$543	$439	$882	$549

See Note 12, Stock-Based Compensation, for information regarding each of the “PAVmed Inc. 2014 Long-Term Incentive Equity Plan” and the separate “Lucid Diagnostics Inc 2018 Long-Term Incentive Equity Plan”; and Note 15, Noncontrolling Interest, for a discussion of Lucid Diagnostics Inc. and the corresponding noncontrolling interests.

Other Related Party Transactions

Lucid Diagnostics Inc. previously entered into a consulting agreement with Stanley N. Lapidus, effective June 2020 with such consulting agreement providing for compensation on a contractual rate per hour for consulting services provided. In July 2021, Mr. Lapidus was appointed as Vice Chairman of the Board of Directors of Lucid Diagnostics Inc. Lucid Diagnostics Inc. recognized general and administrative expense of $8 and $14 in the three and six months ended June 30, 2021 in connection with the consulting agreement.

Effective June 2021, Veris Health Inc. entered into a consulting agreement with Andrew Thoreson, M.D. which provides for compensation on a contractual rate per hour for consulting services provided. Dr. Thoreson holds a partial ownership interest in the legal entity which holds a minority interest in Veris Health Inc. Veris Health Inc. recognized general and administrative expense of $13 and $37 in the three and six months ended June 30, 2022 in connection with the consulting agreement.

Note 5 — Asset Purchase Agreement and Management Services Agreement

Asset Purchase Agreement - ResearchDx Inc.

LucidDx Labs Inc., a wholly-owned subsidiary of Lucid Diagnostics Inc., entered into an asset purchase agreement (“APA”) dated February 25, 2022, with ResearchDx, Inc. (“RDx”), an unrelated third-party - “APA-RDx”. Under the APA-RDx, LucidDx Labs Inc. acquired certain assets from RDx which were combined with LucidDx Labs Inc. purchased and leased property and equipment to establish a Company-owned Commercial Lab Improvements Act (“CLIA”) certified, College of American Pathologists (“CAP”) accredited commercial clinical laboratory capable of performing the EsoGuard® Esophageal DNA assay, inclusive of DNA extraction, next generation sequencing (“NGS”) and specimen storage. Prior to February 25, 2022, RDx provided such laboratory services at its owned CLIA-certified, CAP-accredited clinical laboratory.

The total purchase price consideration payable under the APA-RDx is a face value of $3,200 comprised of three contractually specified periodic payments. The APA-RDx is being accounted for as an asset acquisition, with the recognition of an intangible asset of approximately $3,200, which is included in “Intangible assets, net” on the accompanying unaudited condensed consolidated balance sheet, as further discussed in Note 8, Intangible Assets, net. In the three and six months ended June 30, 2022, a total of $2,200 of cash was paid with respect to the periodic payments. Subsequent to June 30, 2022, in July 2022, $1,000 of cash was paid with respect to the remaining unpaid balance of the periodic payments.

Additionally, the APA-RDx requires the Company to pay a total of $3,000 to be paid as twelve (12) equal installment payments commencing May 25, 2022 and then on each three month anniversary thereof, inclusive of a final installment payment on February 25, 2025, with such installment payments recognized as current period expense as incurred. In the three and six months ended June 30, 2022, as provided for in the APA-RDx, an installment payment was settled by the issue of 117,371 shares of common stock of Lucid Diagnostics Inc., with such shares having a fair value of $239 (with the fair value measured as the quoted closing price on the date the shares were issued), which was recognized as a current period expense included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations.

The APA-RDx provides for each of an acceleration and a cancellation of the remaining unpaid installment payments, summarized as follows:

●	The payment of the remaining unpaid installment payments will be accelerated as immediately due and payable as of the date the “MSA-RDx” (as such agreement is discussed below) is either terminated by LucidDx Labs Inc. or if it is terminated by mutual agreement between LucidDx Labs Inc. and RDx.

●	The payment of the remaining unpaid installment payments will be cancelled if the MSA-RDx is terminated by LucidDx Labs Inc. for cause, defined as the occurrence of any one of: (i) a material breach by RDx which is not cured within thirty days of LucidDx Labs Inc. written notice; (ii) RDx becomes insolvent and /or bankrupt; or (ii) RDx fails to comply with applicable statutes, is barred from participating in federal health care programs, or by action of changes in law or regulation, or by action of judicial interpretation of law, or by judicial civil proceedings decisions.

Management Services Agreement - Research Dx Inc

LucidDx Labs Inc. and RDx entered into a separate management services agreement (“MSA-RDx”), dated and effective February 25, 2022, with such agreement having a term of three years commencing on the agreement’s effective date, and an initial fee of $150 per quarter. The MSA-RDx provides for the cancellation of the remaining unpaid installment payments upon termination of the MSA-RDx for any reason or no reason by either party thereto.

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	June 30, 2022	December 31, 2021
Advanced payments to service providers and suppliers	$834	$808
Prepaid insurance	1,156	1,856
Deposits	3,317	1,989
EsoCheck cell collection supplies	215	434
EsoGuard mailer supplies	65	59
CarpX devices	75	33
Total prepaid expenses, deposits and other current assets	$5,662	$5,179

Note 7 — Leases

During the six months ended June 30, 2022, the Company entered into additional lease agreements that have commenced and are classified as operating leases and short-term leases, including for each of: a research and development facility; a commercial clinical laboratory; additional Lucid Test Centers; and for office space.

The Company’s future lease payments as of June 30, 2022, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2022 (remainder of year)	$562
2023	1,175
2024	1,139
2025	272
2026	272
Thereafter	132
Total lease payments	$3,552
Less: imputed interest	(426)
Present value of lease liabilities	$3,126

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$483	$—
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,633	$—
Weighted-average remaining lease term - operating leases (in years)	3.31	—
Weighted-average discount rate - operating leases	7.875%	—%

As of June 30, 2022, the Company’s right-of-use assets from operating leases are $3,205, which are reporting in right-of-use assets - operating leases in the unaudited condensed consolidated balance sheets. As of June 30, 2022, the Company has outstanding operating lease obligations of $3,126, of which $943 is reported in operating lease liabilities, current portion and $2,183 is reporting in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company did not have operating leases as of December 31, 2021. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

Note 8 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	June 30, 2022	December 31, 2021
Defensive asset	60 months	$2,105	$2,105
Laboratory licenses and certifications and laboratory information management software (“LIMSDx”)	24 months	3,200	---
Other	1 year	70	70
Total Intangible assets		5,375	2,175
Less Accumulated Amortization		(919)	(146)
Intangible Assets, net		$4,456	$2,029

The defensive technology intangible asset was recognized by PAVmed Subsidiary Corp upon its acquisition of CapNostics, LLC, an unrelated third-party, for total purchase consideration paid on the October 5, 2021 acquisition date of approximately $2.1 million in cash. The CapNostics LLC transaction was accounted for as an asset acquisition, resulting in the recognition of the defensive technology intangible asset. The defensive technology intangible asset is being amortized on a straight-line basis over an expected useful life 60 months commencing on the acquisition date.

As noted in Note 5, Asset Purchase Agreement and Management Services Agreement, the asset purchase agreement between the Company and ResearchDx Inc. (“APA-RDx”), is being accounted as asset acquisition. The intangible assets recognized under the APA-RDx are the laboratory licenses and certifications, inclusive of inclusive of a CLIA certification, CAP accreditation, and clinical laboratory licenses for five (5) U.S. States transfer to the Company from RDx, and a laboratory information management software (“LIMSDx”) perpetual-use royalty-free license granted under the APA-RDx, with such intangible asset having a useful life of twenty-four months commencing on the APA-RDx February 25, 2022 transaction date.

Amortization expense of the intangible assets discussed above was $650 and $6 for the three month periods ended June 30, 2022 and 2021, respectively, and $773 and $6 for the six month periods ended June 30, 2022 and 2021, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2022, the estimated future amortization expense associated with the Company’s identified finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2022 (remainder of year)	$1,010
2023	2,021
2024	688
2025	421
2026	316
Total	$4,456

Note 9 — Commitment and Contingencies

Legal Proceedings

Delaware Court of Chancery Complaint

On November 2, 2020, a stockholder of the Company, on behalf of himself and other similarly situated stockholders, filed a complaint in the Delaware Court of Chancery alleging broker non-votes were not properly counted in accordance with the Company’s bylaws at the Company’s Annual Meeting of Stockholders on July 24, 2020, and, as a result, asserted certain matters deemed to have been approved were not so approved (including matters relating to the increase in the size of the PAVmed Inc. 2014 Long-Term Incentive Equity Plan and the PAVmed Inc. Employee Stock Purchase Plan). The relief sought under the complaint includes certain corrective actions by the Company, but did not seek any specific monetary damages. The Company did not believe it was clear the prior approval of these matters was invalid or otherwise ineffective. However, to avoid any uncertainty and the expense of further litigation, on January 5, 2021, the Company’s board of directors determined it would be advisable and in the best interests of the Company and its stockholders to re-submit these proposals to the Company’s stockholders for ratification and/or approval. In this regard, the Company held a special meeting of stockholders on March 4, 2021, at which such matters were ratified and approved. The parties have reached agreement on a proposed Settlement Term Sheet Agreement, dated January 28, 2021, to settle the complaint, the terms of which do not contemplate payment of monetary damages to the putative class in the proceeding. In connection with the foregoing, on August 3, 2022, the parties agreed that plaintiff’s counsel would not seek an award from the Court in excess of $450, to be paid by the Company, upon Court approval, as compensation for the benefits conferred by the settlement, and the Company would not object to an award of up to such maximum amount. Such agreement was approved by the Company’s board of directors as of August 5, 2022.The settlement of the complaint and plaintiff’s counsel’s fee award is subject-to the approval of the Court. The settlement hearing before the Court is scheduled for November 3, 2022.

Benchmark Investments, Inc. / Benchmark Investments LLC

On December 23, 2020, Benchmark Investments, Inc. filed a complaint against the Company in the U.S. District Court of the Southern District of New York alleging the registered direct offerings of shares of common stock of the Company completed in December 2020 were in violation of provisions set forth in an engagement letter between the Company and Kingswood Capital Markets, a “division” of Benchmark Investments, Inc. On December 16, 2021, the court granted PAVmed’s motion to dismiss the case for lack of subject matter jurisdiction. On February 7, 2022, Benchmark Investments LLC, which claimed to be a successor to Benchmark Investments, Inc., filed a new complaint in the Supreme Court of the State of New York, New York County, asserting claims similar to those in the federal action, and adding to its allegations that financings conducted by the Company in January 2021 and February 2021 also violated the Company’s engagement letter with Kingswood Capital Markets. The Company has made a motion to dismiss this complaint for Benchmark Investments LLC’s lack of standing, which motion is pending. In any event, the Company disagrees with the allegations set forth in the complaint and intends to vigorously contest the complaint.

Other Matters

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

Note 10 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting date noted is as follows:

Fair Value Measurement on a Recurring Basis at Reporting Date Using(1)
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
June 30, 2022
Senior Secured Convertible Note - April 2022	$ —	$ —	$ 29,500	$ 29,500
Totals	$ —	$ —	$ 29,500	$ 29,500

(1)	As noted above, as presented in the fair value hierarchy table, Level-1 represents quoted prices in active markets for identical items, Level-2 represents significant other observable inputs, and Level-3 represents significant unobservable inputs. There were no transfers between the respective Levels during the period ended June 30, 2022.

As discussed in Note 11, Debt, the Company issued a Senior Secured Convertible Note dated April 4, 2022, with an initial $27.5 million face value principal (“April 2022 Senior Convertible Note”). The April 2022 Senior Convertible Note is accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

The estimated fair value of the financial instruments classified within the Level 3 category was determined using both observable inputs and unobservable inputs. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

The estimated fair value of the April 2022 Senior Convertible Note as of each of April 4, 2022 and June 30, 2022, were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	April 2022 Senior Convertible Note: April 4, 2022	April 2022 Senior Convertible Note: June 30, 2022
Fair Value	$30,100	$29,500
Face value principal payable	$27,500	$27,500
Required rate of return	7.875%	11.20%
Conversion Price	$5.00	$5.00
Value of common stock	$1.26	$0.94
Expected term (years)	2.00	1.76
Volatility	115.00%	130.00%
Risk free rate	2.40%	2.85%
Dividend yield	—%	—%

The estimated fair values reported utilized the Company’s common stock price along with certain Level 3 inputs (as discussed above), in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models /analyses, including the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the Company’s common stock price. Changes in these assumptions can materially affect the estimated fair values.

Note 11 — Debt

The Company entered into a Securities Purchase Agreement (“SPA”) dated March 31, 2022, with an accredited institutional investor (“Investor”, “Lender”, and /or “Holder”), wherein, the Company agreed to sell, and the Investor agreed to purchase an aggregate of $50.0 million face value principal of debt - comprised of: an initial issuance of $27.5 million face value principal; and up to an additional $22.5 million of face value principal (upon the satisfaction of certain conditions). The debt is being issued in a registered direct offering under the Company’s effective shelf registration statement.

Under the SPA dated March 31, 2022, the Company issued a Senior Secured Convertible Note dated April 4, 2022, referred to herein as the “April 2022 Senior Convertible Note”, with such note having a $27.5 million face value principal, a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of April 4, 2024. The April 2022 Senior Convertible Note may be converted into shares of common stock of the Company at the Holder’s election, as discussed below.

The April 2022 Senior Convertible Note proceeds were $25.0 million after deducting a $2.5 million lender fee; and additionally, the Company incurred total offering costs of approximately $601, inclusive of the payment of a total of $450 placement agent fees. The lender fee and offering costs were recognized as of the April 4, 2022 issue date as a current period expense in other income (expense) in the consolidated statement of operations.

During the period from April 4, 2022 to October 3, 2022, the Company is required to pay interest expense only (on the $27.5 million face value principal), at 7.875% per annum, computed on a 360 day year. The Company paid in cash interest expense of approximately $523 for the period April 4, 2022 to June 30, 2022; and approximately $181 subsequent to June 30, 2022 as of August 10, 2022.

Commencing October 4, 2022, and then on each of the successive first and tenth trading day of each month thereafter through to and including April 1, 2024 (each referred to as an “Installment Date”); and on the April 4, 2024 maturity date, the Company will be required to make a principal repayment of $724 together with accrued interest thereon, with such 38 payments referred to herein as the “Installment Amount”, settled in shares of common stock of the Company, subject to customary equity conditions, including minimum share price and volume thresholds, or at the election of the Company, in cash, in whole or in part.

In addition to the Installment Amount repayments, the Holder may elect to accelerate the conversion of future Installment Amount repayments, and interest thereon, subject to certain restrictions, as defined, utilizing the then current conversion price of the most recent Installment Date conversion price.

Subject to certain conditions being met or waived, from time to time, one or more additional closings may occur, for up to the remaining $22.5 million face value principal, upon five trading days’ notice given by the Company to the Investor. The Investor’s obligation to purchase the additional notes at each additional closing is subject to certain conditions set forth in the SPA dated March 31, 2022, including, among others, contractual closing requirements: minimum price and trading volume thresholds of the Company’s common stock; the maximum ratio of debt to market capitalization (as defined); and minimum market capitalization (as defined), with such requirements being waived by the Investor in its sole discretion.

Additionally, effective March 31, 2023, the Investor may by written notice elect to require the Company to issue additional notes of up to $22.5 million in face value principal, so long as in doing so it would not cause the ratio of (a) the outstanding principal amount of the April 2022 Senior Convertible Note (and any additional notes issued under the SPA dated March 31, 2022), accrued and unpaid interest thereon and accrued and unpaid late charges to (b) our average market capitalization over the prior ten trading days, to exceed 25%. If the Company does not issue the additional notes contemplated by any such written notice, or if the Investor is unable to deliver any such notice prior to March 31, 2024 as a result of the limitation described in the preceding sentence, then the Company will be obligated to pay up to a maximum of a $1.35 million a break-up fee.

Note 11 — Debt - continued

The payment of all amounts due and payable under the April 2022 Senior Convertible Note is guaranteed by the Company and its wholly-owned and majority-owned subsidiaries, except for Lucid Diagnostics Inc and its wholly-owned subsidiaries; and the obligations under the April 2022 Senior Convertible Note are secured by all of the assets of the Company and each guarantor, except only up to 9.99% of the shares of common stock of Lucid Diagnostics Inc. held by PAVmed Inc. are pledged to secure the indebtedness under the April 2022 Senior Convertible Note.

The Company is subject to certain customary affirmative and negative covenants regarding the rank of the notes, along with the incurrence of further indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters.

The Company is subject to financial covenants requiring: (i) a minimum of $8.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the April 2022 Senior Convertible Note, (and any additional notes issued under the SPA dated March 31, 2022), accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, to not exceed 30% (the “Debt to Market Cap Ratio Test”); and (iii) the Company’s market capitalization to at no time be less than $75 million. (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). The Company is currently in compliance with these financial covenants, although from time to time since the date of issuance of the April 2022 Senior Convertible Note through August 10, 2022 (including, in the case of the Debt to Market Cap Ratio Test, as of June 30, 2022), the Company was not in compliance with the Financial Tests. As of August 9, 2022, the Investor agreed to waive any such non-compliance during such aforementioned time periods, under each of the SPA dated March 31, 2022 and the April 2022 Senior Convertible Note.

In connection with the waiver dated August 9, 2022, the Company and the Investor also amended the April 2022 Senior Convertible Note to permit the Investor to convert up to $5.0 million of the face value principal of the April 2022 Senior Convertible Note at the then current conversion price as if the date of conversion were an Installment Date, i.e. a price per share of common stock equal to the lower of (i) the fixed conversion price then in effect (currently $5.00) and (ii) 82.5% of the average VWAP of the Company’s common stock for each of the two trading days with the lowest VWAP of the Company’s common stock during the ten consecutive trading day period ending and including the trading day immediately prior to the applicable conversion date, but in the case of clause (ii), not less than $0.18 per share. As contemplated by such amendment, subsequent to June 30, 2022, on August 10, 2022, approximately $2,882 of principal repayments along with approximately $6 of interest expense thereon, were settled through the issuance of 3,000,867 shares of common stock of the Company, with such shares having a fair value of approximately $5,462 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

The fair value and face value principal of outstanding of the April 2022 Senior Convertible Note as of June 30, 2022 is as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2024	7.875%	$5.00	$27,500	$29,500
Balance as of June 30, 2022				$27,500	$29,500

The Company did not have convertible debt outstanding at December 31, 2021. During the six month period ended June 30, 2021, the Company recognized debt extinguishment losses of approximately $3,715, in connection with repaying-in-full all remaining convertible notes outstanding at the time.

The April 2022 Senior Convertible Note is accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date with the resulting fair value adjustment recognized as other income (expense) in the (unaudited) condensed consolidated statement of operations. In this regard, as provided for by ASC 825-10-50-30(b), the estimated fair value adjustment is presented as a single line item within other income (expense) in the accompanying consolidated statement of operations. See Note 10, Financial Instruments Fair Value Measurements, for a further discussion of fair value assumptions.

Note 12 — Stock-Based Compensation

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

A total of 16,352,807 shares of common stock of PAVmed Inc. are reserved for issuance under the PAVmed Inc. 2014 Equity Plan, with 2,830,092 shares available for grant as of June 30, 2022. The share reservation is not diminished by a total of 600,854 PAVmed Inc. stock options and restricted stock awards granted outside the PAVmed Inc. 2014 Equity Plan as of June 30, 2022.

PAVmed Inc. Stock Options

PAVmed Inc. stock options granted under the PAVmed Inc. Inc. 2014 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2021	8,720,198	$3.39	6.8	$3,516
Granted(1)	4,219,350	$1.49
Exercised	(299,999)	$1.01
Forfeited	(1,437,143)	$3.04
Outstanding stock options at June 30, 2022(3)	11,202,406	$2.79	7.9	$8
Vested and exercisable stock options at June 30, 2022	5,994,046	$3.07	6.5	$1

(1)	Stock options granted under the PAVmed Inc. 2014 Equity Plan and those granted outside such plan generally vest ratably over twelve quarters, with the vesting commencing with the grant date quarter-end, and have a ten-year contractual term from date-of-grant.

(2)	The intrinsic value is computed as the difference between the quoted price of the PAVmed Inc. common stock on each of June 30, 2022 and December 31, 2021 and the exercise price of the underlying PAVmed Inc. stock options, to the extent such quoted price is greater than the exercise price.

(3)	The outstanding stock options presented in the table above, are inclusive of 500,854 stock options granted outside the PAVmed Inc. 2014 Equity Plan. as of June 30, 2022 and December 31, 2021.

PAVmed Inc. Restricted Stock Awards

PAVmed Inc. restricted stock awards granted under the PAVmed Inc. 2014 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2021	1,666,666	$2.36
Granted	—	—
Vested	(541,666)	1.20
Forfeited	(150,000)	2.04
Unvested restricted stock awards as of June 30, 2022(1)	975,000	$3.05

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 100,000 restricted stock awards granted outside the PAVmed Inc. 2014 Equity Plan. as of June 30, 2022 and December 31, 2021.

Note 12 — Stock-Based Compensation - continued

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

A total of 9,144,000 shares of common stock of Lucid Diagnostics Inc. are reserved for issuance under the Lucid Diagnostics Inc. 2018 Equity Plan, with 3,932,802 shares available for grant as of June 30, 2022, with the share reservation not diminished by a total of 473,300 Lucid Diagnostics Inc. stock options and restricted stock awards granted outside the Lucid Diagnostics Inc. 2018 Equity Plan.

Lucid Diagnostics Inc. Stock Options

Lucid Diagnostics Inc. stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)
Outstanding stock options at December 31, 2021	1,419,242	$0.73	7.0
Granted(1)	2,107,500	$3.82
Exercised	(959,389)	$0.72
Forfeited	(107,687)	$4.45
Outstanding stock options at June 30, 2022(2)	2,459,666	$3.22	9.0
Vested and exercisable stock options at June 30, 2022	741,869	$1.90	7.4

(1)	Stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan and those granted outside such plan generally vest ratably over twelve quarters, with the vesting commencing with the grant date quarter, and have a ten-year contractual term from date-of-grant.

(2)	The outstanding stock options presented in the table above, are inclusive of 423,300 stock options granted outside the Lucid Diagnostics Inc. 2018 Equity Plan. as of June 30, 2022 and December 31, 2021.

Lucid Diagnostics Inc. Restricted Stock Awards

Lucid Diagnostics Inc. restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2021	1,940,740	$12.76
Granted	320,000	4.53
Vested	—	—
Forfeited	—	—
Unvested restricted stock awards as of June 30, 2022(1)	2,260,740	$11.59

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 50,000 restricted stock awards granted outside the Lucid Diagnostics Inc. 2018 Equity Plan. as of June 30, 2022 and December 31, 2021.

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

Note 12 — Stock-Based Compensation - continued

Consolidated Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized by each of PAVmed Inc. and Lucid Diagnostics Inc. for both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales and marketing expenses	$591	$298	$1,216	$500
General and administrative expenses	4,162	4,599	8,164	5,722
Research and development expenses	254	306	440	417
Total stock-based compensation expense	$5,007	$5,203	$9,820	$6,639

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lucid Diagnostics Inc 2018 Equity Plan – sales and marketing expenses	$215	$—	$480	$—
Lucid Diagnostics Inc 2018 Equity Plan – general and administrative expenses	3,313	2,505	6,514	3,295
Lucid Diagnostics Inc 2018 Equity Plan – research and development expenses	26	22	97	34
PAVmed Inc 2014 Equity Plan - sales and marketing expenses	161	—	336	—
PAVmed Inc 2014 Equity Plan - general and administrative expenses	77	—	145	—
PAVmed Inc 2014 Equity Plan - research and development expenses	52	53	107	56
Total stock-based compensation expense – recognized by Lucid Diagnostics Inc	$3,844	$2,580	$7,679	$3,385

The consolidated unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
PAVmed Inc. 2014 Equity Plan
Stock Options	$9,127	2.3
Restricted Stock Awards	$1,510	1.2

Lucid Diagnostics Inc. 2018 Equity Plan
Stock Options	$4,030	2.6
Restricted Stock Awards	$10,873	1.0

Note 12 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed Inc. 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.74 per share and $3.32 per share during the periods ended June 30, 2022 and 2021, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Six Months Ended June 30,
	2022	2021
Expected term of stock options (in years)	5.8	5.6
Expected stock price volatility	84.0%	75.0%
Risk free interest rate	3.0%	1.0%
Expected dividend yield	—%	—%

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $1.48 per share during the year ended June 30, 2022. There were no stock-based awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan during the period ended June 30, 2021. The stock-based compensation was calculated using the following weighted average Black-Scholes valuation model assumptions:

Six Months Ended June 30,
2022
Expected term of stock options (in years)	5.7
Expected stock price volatility	71.0%
Risk free interest rate	3.0%
Expected dividend yield	—%

PAVmed Inc. Employee Stock Purchase Plan (“ESPP”)

A total of 194,240 shares and 203,480 shares of common stock of the Company were purchased for proceeds of approximately $217 and $304, on March 31, 2022 and 2021, respectively under the PAVmed Inc Employee Stock Purchase Plan (“PAVmed Inc ESPP”). The PAVmed Inc. ESPP has a total reservation of 1,750,000 shares of common stock of PAVmed Inc. of which 931,841 shares are available-for-issue as of June 30, 2022.

Lucid Diagnostics, Inc Employee Stock Purchase Plan (“ESPP”)

The Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid Diagnostics Inc ESPP”), initial six-month stock purchase period is April 1, 2022 to September 30, 2022. The Lucid Diagnostics Inc. ESPP share purchase dates are March 31 and September 30. The Lucid Diagnostics Inc. ESPP has a total reservation of 500,000 shares of common stock of Lucid Diagnostics Inc. for which all shares are available-for-issue as of June 30, 2022.

Note 13 — Preferred Stock

The Series B Convertible Preferred Stock dividends are 8.0% per annum based on the $3.00 per share stated value of the Series B Convertible Preferred Stock, with such dividends compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s board of directors. The Series B Convertible Preferred Stock dividends earned are included in the calculation of basic and diluted net loss attributable to PAVmed Inc. common stockholders for each of the respective corresponding periods presented in the accompanying unaudited condensed consolidated statement of operations, inclusive of dividends earned of $68 as of the three months ended March 31, 2022 and $70 as of the three months ended June 30, 2022; and dividends earned of $75 as of the three months ended March 31, 2021 and $74 as of the three months ended June 30, 2021.

The Series B Convertible Preferred Stock dividends are recognized as a dividend payable only upon the dividend being declared payable by the Company’s board of directors. In this regard, in the six months ended June 30, 2022, the Company’s board-of-directors declared Series B Convertible Preferred Stock dividends of an aggregate of approximately $135, inclusive of approximately $67 earned as of December 31, 2021, and approximately $68 earned as of March 31, 2022, with each such dividends settled by the issue of an aggregate 45,031 additional shares of Series B Convertible Preferred Stock, inclusive of 22,291 shares issued with respect to the dividends earned as of December 31, 2021, and 22,740 shares issued with respect to the dividends earned as of March 31, 2022. In the six months ended June 30, 2021, the Company’s board-of-directors declared Series B Convertible Preferred Stock dividends of an aggregate of approximately $148, inclusive of approximately $73 earned as of December 31, 2020, and approximately $75 earned as of March 31, 2021, with each such dividends settled by the issue of an aggregate 49,244 additional shares of Series B Convertible Preferred Stock, inclusive of 24,198 shares issued with respect to the dividends earned as of December 31, 2020, and 25,046 shares issued with respect to the dividends earned as of March 31, 2021.

Subsequent to June 30, 2022, in July 2022, the Company’s board-of-directors declared a Series B Convertible Preferred Stock dividend earned as of June 30, 2022 and payable as of July 1, 2022, of approximately $70, to be settled by the issue of an additional 23,196 shares of Series B Convertible Preferred Stock (with such dividend not recognized as a dividend payable as of June 30, 2022, as the Company’s board of directors had not declared such dividends payable as of such date).

Note 14 — Common Stock and Common Stock Purchase Warrants

Common Stock

In June 2022, the Company received shareholder approval to issue up to 250 million shares of its common stock, an increase of 100 million shares.

During the six months ended June 30, 2022, 299,999 shares of common stock of the Company were issued upon exercise of stock options for cash of approximately $302; and . during the six months ended June 30, 2022, a total of 194,240 shares of common stock of the Company were issued under the PAVmed Inc. Employee Stock Purchase Plan (“ESPP”). See Note 12, Stock-Based Compensation, for a discussion of each of the PAVmed Inc. 2014 Equity Plan and the PAVmed Inc ESPP.

Common Stock Purchase Warrants

As of June 30, 2022 and December 31, 2021, Series Z Warrants outstanding totaled 11,937,450 and 11,937,455, respectively. A Series Z Warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $1.60 per share, and expire April 30, 2024. During the six months ended June 30, 2022, a total of 5 Series Z Warrants were exercised for cash at $1.60 per share, resulting in the issue of the same number of shares of common stock of the Company.

As of December 31, 2021, Series W Warrants outstanding totaled 377,873. The remaining 377,873 Series W Warrants expired unexercised as of January 29, 2022.

Note 15 — Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is summarized for the periods indicated as follows:

	June 30, 2022	December 31, 2021
NCI – equity (deficit) – beginning of period	$17,752	$(2,369)
Investment in Veris Health Inc.	—	6
Net loss attributable to NCI - Lucid Diagnostics Inc.	(5,711)	(5,779)
Net loss attributable to NCI – Solys Diagnostics Inc.	(6)	—
Net loss attributable to NCI – Veris Health Inc.	(620)	—
Impact of subsidiary equity transactions	229	16,760
Lucid Diagnostics Inc. 2018 Equity Plan stock option exercise	688	—
Stock-based compensation expense - Lucid Diagnostics Inc. 2018 Equity Plan	7,091	9,134
Stock-based compensation expense - Veris Health Inc. 2021 Equity Plan	3	—
NCI – equity (deficit) – end of period	$19,426	$17,752

The consolidated NCI presented above is with respect to the Company’s consolidated majority-owned subsidiaries, inclusive of: Lucid Diagnostics Inc., Veris Health Inc. and Solys Diagnostics Inc., as a component of consolidated total stockholders’ equity as of June 30, 2022 and December 31, 2021; and the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations with respect to Lucid Diagnostics Inc. and Solys Diagnostics Inc. for the three and six months ended June 30, 2022 and 2021; and with respect to Veris Health Inc. for the three and six months ended June 30, 2022 and from the period of May 28, 2021 to June 30, 2021 (as the Veris Health Inc. inception date was May 28, 2021).

Lucid Diagnostics Inc.

As of June 30, 2022, there were 35,171,796 shares of common stock of Lucid Diagnostics Inc. issued and outstanding, of which, PAVmed Inc. holds 27,927,190 shares, representing a majority ownership equity interest and PAVmed Inc. has a controlling financial interest in Lucid Diagnostics Inc., and accordingly, Lucid Diagnostics Inc. is a consolidated majority-owned subsidiary of PAVmed Inc.

On March 28, 2022, Lucid Diagnostics, Inc. entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of Lucid Diagnostics Inc. common stock from time to time at the request of Lucid Diagnostics Inc. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis at prices based on the existing market price. As of June 30, 2022, there were no shares of common stock issued under the committed equity facility. Subsequent to June 30, 2022, as of August 10, 2022, under the committed equity facility, a total of 308,152 shares of common stock of Lucid Diagnostics Inc. were issued for proceeds of approximately $927.

Veris Health Inc.

As of June 30, 2022, there were 8,000,000 shares of common stock of Veris Health Inc. issued and outstanding, of which PAVmed Inc. holds an 80.44% majority-interest ownership and PAVmed Inc. has a controlling financial interest, with the remaining 19.56% minority-interest ownership held by an unrelated third-party. Accordingly, Veris Health Inc. is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the unaudited condensed consolidated balance sheet as of June 30, 2022 along with the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations for the period of May 28, 2021 to December 31, 2021, upon its formation and contemporaneous acquisition of Oncodisc Inc.

Solys Diagnostics Inc.

As of each of June30, 2022 and December 31, 2021, there were 9,189,190 shares of common stock of Solys Diagnostics Inc. issued and outstanding, of which PAVmed Inc. holds a 90.3235% majority-interest ownership and PAVmed Inc. has a controlling financial interest, with the remaining 9.6765% minority-interest ownership held by unrelated third parties.

Note 16 — Net Loss Per Share

The respective “Net loss per share - attributable to PAVmed Inc. - basic and diluted” and “Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted” - for the periods indicated - is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss - before noncontrolling interest	$(29,101)	$(12,670)	$(48,734)	$(22,779)
Net loss attributable to noncontrolling interest	3,576	1,199	6,337	1,877
Net loss - as reported, attributable to PAVmed Inc.	$(25,525)	$(11,471)	$(42,397)	$(20,902)

Series B Convertible Preferred Stock dividends – earned	$(70)	$(74)	$(138)	$(149)

Net loss attributable to PAVmed Inc. common stockholders	$(25,595)	$(11,545)	$(42,535)	$(21,051)

Denominator
Weighted average common shares outstanding, basic and diluted	86,957,352	82,235,397	86,689,857	78,117,637

Loss per share
Basic and diluted
Net loss - as reported, attributable to PAVmed Inc.	$(0.29)	$(0.14)	$(0.49)	$(0.27)
Net loss attributable to PAVmed Inc. common stockholders	$(0.29)	$(0.14)	$(0.49)	$(0.27)

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

Basic weighted-average number of shares of common stock outstanding for the periods ended June 30, 2022 and 2021 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	June 30,
	2022	2021
Stock options and restricted stock awards	12,177,406	10,573,530
Series Z Warrants	11,937,450	15,074,281
Series W Warrants	—	381,818
Series B Convertible Preferred Stock	1,158,950	1,185,685
Total	25,273,806	27,215,314

The total stock options and restricted stock awards are inclusive of 500,854 stock options as of June 30, 2022 and 2021; and 100,000 restricted stock awards as of June 30, 2022, granted outside the PAVmed Inc. 2014 Equity Plan.

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

Unless the context otherwise requires, references herein to “we”, “us”, and “our”, and to the “Company” or “PAVmed” are to PAVmed Inc. and Subsidiaries, including PAVmed Inc. and its wholly-owned subsidiary PAVmed Subsidiary Corp; and its majority-owned subsidiaries, including: Lucid Diagnostics Inc. (“Lucid Diagnostics” or “LUCID”), Veris Health Inc. (“Veris Health” or “VERIS”), and Solys Diagnostics, Inc. (“Solys Diagnostics” or “SOLYS”).

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

Overview

The Company is a highly differentiated, multi-product, commercial-stage medical technology company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization, employing a business model focused on capital efficiency and speed to market. Since the Company’s inception on June 26, 2014, its activities have focused on advancing its lead products through regulatory approval, expanding commercial operations, and protecting its intellectual property, while building its corporate infrastructure and management team. The Company has ongoing operations conducted both through PAVmed Inc. and its majority-owned subsidiaries.

The Company operates in one segment as a medical technology company, with the following lines-of-business: “Diagnostics”, “Medical Devices”, and “Digital Health”.

Our products, services, and opportunities, as discussed herein and in Item 1 of Part I of the Form 10-K under the heading Business Background and Overview, are as follows:

●	Diagnostics - EsoGuard Esophageal DNA Laboratory Developed Test- and EsoCheck Esophageal Cell Collection Device;

●	Medical Devices – CarpX Minimally Invasive Surgical Device for Carpal Tunnel Syndrome, – EsoCure Esophageal Ablation Device with Caldus Technology, and PortIO Implantable Intraosseous Vascular Access Device.

●	Digital Health – Veris Cancer Care Platform with implantable smart device, remote monitoring and data analytics.

We are also pursuing a number of research and development project and product opportunities across these three segments, which have either been developed internally or have been presented to us by clinician innovators and academic medical institutions for consideration.

Our multiple products and services are in various phases of development, regulatory clearances, approvals, and commercialization.

●

We believe that the EsoGuard Esophageal DNA Test, performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread screening tool to prevent esophageal adenocarcinoma (“EAC”) deaths, through early detection of esophageal precancer in at-risk gastroesophageal reflux disease (“GERD”) patients. The Company has advanced the proprietary technologies underlying EsoGuard and EsoCheck from the academic research laboratory to commercial diagnostics tests and devices with scalable manufacturing capacity. The Company is presently focused on expanding commercialization across multiple sales channels, including: the communication and education of medical practitioners and clinicians of EsoGuard; and establishing “Lucid Diagnostics Test Centers” for the collection of cell samples using EsoCheck. Previously the collected cell samples were sent to ResearchDx Inc. (“RDx”), an unrelated third-party CLIA-certified commercial laboratory service provider, for the performance of the EsoGuard LDT. On February 25, 2022, Lucid Diagnostics’ wholly owned subsidiary, LucidDx Labs Inc. (“LucidDx Labs”) acquired from RDx certain licenses and other related assets necessary for LucidDx Labs to operate its own new Clinical Laboratory Improvement Amendments (“CLIA”) certified, College of American Pathologists (“CAP”) accredited clinical laboratory located in Lake Forest, CA. RDx was previously responsible for submitting claims for EsoGuard tests performed and was receiving out-of-network private insurance payments. As part of the transition to our own lab, we also contracted with a revenue cycle management (“RCM”) provider to submit claims on our behalf. The RCM provider will have complete oversight of payer claims, appeals processes, patient billing, online payment collection, and claims tracking. With the appropriate licenses and certifications for billing and credentialing secured, and our recently having put in place the necessary back office systems, claims for more than 1,000 tests performed since the establishment of our own lab are now being processed, including 850 tests in the three months ended June 30, 2022 (although not having yet secured reimbursed rates from Medicare and Medicaid, the Company does not know the amount per claim it will receive from payors).  Refer to Note 3 of our Condensed Consolidated Financial Statements for more information on Revenue from Contracts with Customers.  Presently, recognized revenue for GAAP purposes is subject to actual amounts collected during the period.  Accordingly, since the RCM began submitting claims processed from our own lab subsequent to June 30, 2022, there were no collections during the three months ended June 30, 2022.

Overview - continued

●	In connection with our efforts to expand our presence in the diagnostic market, we are developing EsoCure as an Esophageal Ablation Device, with the intent to allow a clinician to treat dysplastic Barrett’s Esophagus (“BE”) before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment. We have successfully completed a pre-clinical feasibility animal study of EsoCure demonstrating excellent, controlled circumferential ablation of the esophageal mucosal lining. We have also completed an acute and survival animal study of EsoCure, demonstrating successful direct thermal balloon catheter ablation of esophageal lining through the working channel of a standard endoscope. We plan to conduct additional development work and animal testing of EsoCure to support a future FDA 510(k) submission.

●	CarpX is a minimally invasive surgical device for use in the treatment of carpal tunnel syndrome which received FDA 510(k) marketing clearance in April 2020, with the first commercial procedure successfully performed in December 2020. Our limited-release commercialization efforts through 2022 are focused on engaging key opinion hand surgeons designed to solicit input for ergonomic improvements to the device, procedure development and surgical-time optimization, and ease of use.

●	In May 2021, we formed Veris Health, and concurrently, acquired Oncodisc Inc (“Oncodisc”), a digital health company with ground breaking tools to improve personalized cancer care through remote patient monitoring which we now refer to as our Veris Cancer Care Platform. These core technologies include the first intelligent implantable vascular healthcare platform that provides patients and physicians with new tools to improve outcomes and optimize the delivery of cost-effective care through remote monitoring and data analytics. Its vascular access port contains biologic sensors capable of generating continuous data on key physiologic parameters known to predict adverse outcomes in cancer patients undergoing treatment. Wireless communication to the patient’s smartphone and its cloud-based digital healthcare platform efficiently and effectively delivers actionable real time data to patients and physicians. The technologies are the subject of multiple patent applications and one allowed patent awaiting final issuance. We plan to seek commercialization through a de novo process, and, as such, we’ll commercialize the digital health offering in three phases. The three phases are called Veris Solar, Veris Mercury, and Veris Venus which include software, device, and data. Recently, we had a favorable meeting with the FDA surrounding the Mercury phase.

●	PortIO is an implantable intraosseous vascular access device that is being developed as a means for infusing fluids, medications, and other substances directly into the bone marrow cavity and from there into the central venous circulation. We are pursuing an FDA clearance for use in patients with a need for longer-term vascular access under de novo classification of section 513(f)2 of the FDCA. The broader clearance is being pursued in discussion with FDA following our previous initial submission to the FDA for a 510(k) premarket notification for use in patients only requiring 24-hour emergency type vascular access. PortIO completed its first-in-human clinical study in Colombia, South America, and has recently successfully implanted seven additional patients. We are currently working with our partners to first pursue a European study to support EU CE Mark clearance followed by providing additional human data for U.S. approval.

Recent Developments

Business

Clinical Guideline Update – ACG and AGA

In April 2022, the American College of Gastroenterology (“ACG”) updated its clinical guideline to support esophageal precancer (“Barrett’s Esophagus”, “BE”) screening to prevent highly lethal esophageal cancer (“EAC”) utilizing Lucid Diagnostics’ EsoGuard® DNA Test on samples collected with our EsoCheck® Cell Collection Device. The clinical guideline reiterates the ACG’s long-standing recommendation for esophageal precancer screening in at-risk patients with gastroesophageal reflux disease (“GERD”), commonly known as chronic heartburn, acid reflux or simply reflux. In its Recommendation 5, the ACG suggests a single screening endoscopy in patients with chronic GERD symptoms and 3 or more additional risk factors for BE, including male sex, age >50 yr, White race, tobacco smoking, obesity, and family history of BE or EAC in a first-degree relative. Furthermore, and importantly for the first time, the clinical guideline also endorses nonendoscopic biomarker screening as an acceptable alternative to costly and invasive endoscopy by stating in its Recommendation 6 that the ACG suggests that a swallowable, nonendoscopic capsule device combined with a biomarker is an acceptable alternative to endoscopy for screening for BE. The clinical guideline specifically mentions EsoCheck, along with Lucid Diagnostics’ EsophaCap® device, as such swallowable, nonendoscopic esophageal cell collection devices, as well as methylated DNA biomarkers such as EsoGuard. The summary of evidence for this recommendation cites the seminal NIH-funded multicenter, case-control study published in 2018 in Science Translational Medicine, which demonstrated that EsoGuard is highly accurate at detecting esophageal precancer and cancer, including on samples collected with EsoCheck.

In July 2022, the American Gastroenterology Association (“AGA”) published updated clinical guidance that mirrors the same furnished by the ACG as described above, endorsing the use of non-invasive screening tools like our EsoCheck® Cell Collection Device, which is cited in its guideline, as an acceptable alternative to endoscopy to directly address the need for noninvasive screening tools that are easy to administer, patient friendly, and cost-effective for the detection of BE. The clinical practice update by the AGA also significantly expands the target population for esophageal precancer screening, including for EsoGuard and EsoCheck, by recommending, for the first time, screening in at-risk patients without symptoms of reflux. The AGA does so by adding a history of chronic GERD as merely an additional, seventh, risk factor to the six risk factors for BE and EAC that have traditionally identified at-risk symptomatic patients recommended for screening. As a result, chronic symptomatic GERD is no longer a mandatory prerequisite and asymptomatic patients with three of the other six risk factors (e.g., male sex, age >50 yr, White race, tobacco smoking, obesity, and family history of BE) are now considered appropriate for screening.

EsoGuard BE-1 and BE-2 Clinical Trials

In 2021 the Lucid Diagnostics Inc. began conducting two concurrent clinical trials, including each of: the “EsoGuard screening study” (“BE-1”); and the “EsoGuard case-control study” (“BE-2”), to expand the clinical evidence for the technologies and to support a United States Food and Drug Administration (“FDA”) pre-market approval (“PMA”) of the use of EsoGuard and EsoCheck as an in-vitro diagnostic medical device (“IVD”). However, in light of the recently published proposed Local Coverage Determination (“LCD”) DL39256, the recently updated AGA guidance, and the ACG update to its clinical guideline that supports screening to prevent highly lethal esophageal cancer (“EAC”) utilizing our EsoGuard® DNA Test on samples collected with our EsoCheck® Cell Collection Device, the Company has determined to prioritize its clinical trial efforts and resources towards supporting studies that will help secure insurance reimbursement adoption by government and private insurers. Consequently, we have decided to delay for the time being the BE-1 trial while continuing to enroll GERD patients with a previous diagnosis of nondysplastic BE, low grade dysplasia, high grade dysplasia,, or EAC in the BE-2 case-control study through Q2 2023.

Recent Developments - continued

Financing

Securities Purchase Agreement - March 31, 2022

- Senior Secured Convertible Note - April 4, 2022

We entered into a Securities Purchase Agreement (“SPA”) dated March 31, 2022, with an accredited institutional investor (“Investor”, “Lender”, and /or “Holder”), wherein, we agreed to sell, and the Investor agreed to purchase an aggregate of $50.0 million face value principal of debt - comprised of: an initial issuance of $27.5 million face value principal; and up to an additional $22.5 million of face value principal (upon the satisfaction of certain conditions). The debt is being issued in a registered direct offering under our effective shelf registration statement.

See our accompanying unaudited condensed consolidated financial statements Note 11, Debt, for further discussion of the SPA dated March 31, 2022 and the April 2022 Senior Convertible Note, including a description of a recent waiver and amendment.

Lucid Diagnostics Inc. - Committed Equity Facility

In March 2022, our majority-owned subsidiary Lucid Diagnostics, Inc. entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of Lucid Diagnostics Inc. common stock from time to time at the request of Lucid Diagnostics Inc. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows Lucid Diagnostics Inc. to raise primary capital on a periodic basis at prices based on the existing market price. As of June 30, 2022, there were no shares of common stock of Lucid Diagnostics Inc. issued under the committed equity facility. Subsequent to June 30, 2022, as of August 10, 2022, under the committed equity facility, a total of 308,152 shares of common stock of Lucid Diagnostics Inc. were issued for proceeds of approximately $927.

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

We plan to incur research and development expenses for the foreseeable future as we continue the development of our existing products as well as new innovations. Our research and development activities are focused principally on obtaining FDA approvals and developing product improvements or extending the utility of the lead products in our pipeline, including EsoCheck and EsoGuard and CarpX, along with advancing our Veris Cancer Care Platform and EsoCure and PortIO products.

Results of Operations - continued

Overview - continued

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

Results of Operations - continued

Three months ended June 30, 2022 as compared to three months ended June 30, 2021

The Company did not recognize revenue nor cost of revenue during the three months ended June 30, 2022 and June 30, 2021.

Sales and marketing expenses

In the three months ended June 30, 2022, sales and marketing costs were approximately $4.9 million, compared to $1.9 million for the corresponding period in the prior year. The net increase of $3.0 million was principally related to:

●	approximately $2.2 million increase in compensation related costs principally related to an increase in headcount;
●	approximately $0.3 million increase in stock based compensation from RSA grants to Lucid and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in the number of employees; and
●	approximately $0.5 million increase in outside professional services related to EsoCheck, EsoGuard and consulting and professional services fees.

General and administrative expenses

In the three months ended June 30, 2022, general and administrative costs were approximately $11.8 million, compared to $6.8 million for the corresponding period in the prior year. The net increase of $5.0 million was principally related to:

●	approximately $1.3 million increase in compensation related costs principally related to an increase in headcount;
●

approximately $1.1 million decrease stock based compensation primarily due to the absence in the current year of stock-based compensation expense incurred in the prior year period resulting from the acceleration of vesting of stock options granted to former members of the Company’s board of directors in June 2021, partially offset by an increase in stock options granted corresponding with the increase in the number of employees;

●	approximately $3.4 million increase in consulting services related to patents, regulatory compliance, legal processes for contract review, transition of public relations and investor relations firms, and public company expenses; and
●	approximately $0.6 million of amortization expense related to our intangible assets;
●	approximately $0.8 million increase in general business expenses.

Research and development expenses

In the three months ended June 30, 2022, research and development costs were approximately $6.7 million as compared to $4.3 million for the corresponding period in the prior year. The net increase $2.5 million was principally related to:

●

approximately $2.1 million increase in development costs, particularly in clinical trial activities and outside professional and consulting fees with respect to EsoCheck, EsoCure, CarpX, our Veris Cancer Care Platform and PortIO, and

●	approximately $0.4 million increase in compensation related costs and related to expanded clinical and engineering staff.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended June 30, 2022, the non-cash expense recognized for the change in the fair value of our convertible notes was approximately $2.0 million, related to the April 2022 Senior Convertible Note. The April 2022 Senior Convertible Note was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value as of the reporting period date. The Company initially recognized a $2.6 million fair value non-cash expense on the issue-date. This initial recognition was partially offset by a $0.6 million decrease in estimated fair value upon remeasurement as of June 30, 2022.

Loss on Issue and Offering Costs - Senior Secured Convertible Note

In the three months ended June 30, 2022, in connection with the issue of the April 2022 Senior Convertible Note, we recognized a total of approximately $3.1 million of other expense, inclusive of approximately $2.5 million of lender fee non-cash expense, and approximately $0.6 million of offering costs paid by us.

See our unaudited condensed consolidated financial statements Note 11, Debt, for additional information with respect to the April 2022 Senior Convertible Note.

Results of Operations - continued

Six months ended June 30, 2022 as compared to six months ended June 30, 2021

Revenue

In the six months ended June 30, 2022, revenue was $0.2 million as compared to no revenue in the corresponding period in the prior year. The $0.2 million relates to our EsoGuard Commercialization Agreement, dated August 1, 2021, which resulted in revenue recognition of $0.1 million per month commencing August 2021 and ending February 2022 upon the February 25, 2022 termination date of such agreement.

Cost of revenue

In the six months ended June 30, 2022, cost of revenue was approximately $0.4 million as compared to no cost of revenue in the corresponding period in the prior year. The $0.4 million increase principally relates to costs associated with the EsoGuard Commercialization Agreement noted above.

Sales and marketing expenses

In the six months ended June 30, 2022, sales and marketing costs were approximately $8.8 million, compared to $3.3 million for the corresponding period in the prior year. The net increase of $5.6 million was principally related to:

●	approximately $3.8 million increase in compensation related costs principally related to an increase in headcount;
●	approximately $0.7 million increase in stock based compensation from RSA grants to Lucid and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in the number of employees; and
●	approximately $1.1 million increase in outside professional services related to EsoCheck, EsoGuard and consulting and professional services fees.

General and administrative expenses

In the six months ended June 30, 2022, general and administrative costs were approximately $21.4 million, compared to $10.2 million for the corresponding period in the prior year. The net increase of 11.2 million was principally related to:

●	approximately $2.5 million increase in compensation related costs principally related to an increase in headcount;
●	approximately $0.7 million increase in stock based compensation from RSA grants to Lucid and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in the number of employees;
●	approximately $5.7 million increase in consulting services related to patents, regulatory compliance, legal processes for contract review, transition of public relations and investor relations firms, and public company expenses; and
●	approximately $0.7 million of amortization expense related to our intangible assets;
●	approximately $1.6 million increase in general business expenses.

Research and development expenses

In the six months ended June 30, 2022, research and development costs were approximately $12.7 million as compared to $7.6 million for the corresponding period in the prior year. The net increase $5.1 million was principally related to:

●	approximately $4.1 million increase in development costs, particularly in clinical trial activities and outside professional and consulting fees with respect to EsoCheck, EsoCure, CarpX, our Veris Cancer Care Platform and PortIO, and
●	approximately $1.0 million increase in compensation related costs and related to expanded clinical and engineering staff.

Results of Operations - continued

Six months ended June 30, 2022 as compared to six months ended June 30, 2021 - continued

Other Income and Expense

Change in fair value of convertible debt

In the six months ended June 30, 2022, the non-cash expense recognized for the change in the fair value of our convertible notes was approximately $2.0 million, related to the April 2022 Senior Convertible Note. The April 2022 Senior Convertible Note was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value as of the reporting period date. The Company initially recognized a $2.6 million fair value non-cash expense on the issue-date. This initial recognition was partially offset by a $0.6 million decrease in fair value upon remeasurement June 30, 2022.

Loss on Issue and Offering Costs - Senior Secured Convertible Note

In the six months ended June 30, 2022, in connection with the issue of the April 2022 Senior Convertible Note, we recognized a total of approximately $3.1 million of other expense, inclusive of approximately $2.5 million of lender fee non-cash expense, and approximately $0.6 million of offering costs paid by us.

Loss from Extinguishment of Debt

In the prior year six months ended June 30, 2021, a debt extinguishment loss in the aggregate of approximately $3.7 million was recognized in connection with the (previous) convertible notes, as discussed below.

●	On January 5, 2021, the repayment of the remaining face value principal of the November 2019 Senior Convertible Note, along with the payment of interest thereon of approximately $1.0 million, were settled with the issuance of 667,668 shares of our common stock, with a fair value of approximately $1.7 million (with such fair value measured as the respective conversion date quoted closing price of our common stock), resulting in the recognition of a loss from extinguishment of debt of approximately $0.8 million in the six months ended June 30, 2021; and,
●	On January 30, 2021, we paid in cash a $350 partial principal repayment of the Senior Convertible Note dated April 30, 2020 (“April 2020 Senior Convertible Note”); and on March 2, 2021, we made a cash payment of approximately $14,466, resulting in the repayment-in-full on such date of both the April 2020 Senior Convertible Note and the Senior Secured Convertible Note dated August 6, 2021, resulting in the recognition of a loss from extinguishment of debt of approximately $2,955 in the six months ended June 30, 2021.

See our unaudited condensed consolidated financial statements Note 11, Debt, for additional information with respect to the April 2022 Senior Convertible Note.

Liquidity and Capital Resources

Our current operational activities are principally focused on the commercialization of EsoGuard and CarpX, and our development activities are focused on pursuing FDA approval and clearance of other lead products in our product portfolio pipeline. Our ability to generate revenue depends upon successfully advancing the commercialization of EsoGuard and CarpX while also completing the development and the necessary regulatory approvals of its other products and services. There are no assurances, however, the Company will be able to obtain an adequate level of financial resources required for the long-term commercialization and development of its products and services.

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, and debt. We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. We expect to continue to experience recurring losses from operations, and will continue to fund our operations with debt and/or equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof and other debt and equity committed sources of financing, we expect to be able to fund our future operations for one year from the date of the issue of our unaudited condensed consolidated financial statements, as included in this Quarterly Report on Form 10-Q for the period ended June 30, 2022.

Issue of Shares of Our Common Stock

During the six months ended June 30, 2022

●	We issued 299,999 shares of our common stock for cash proceeds of approximately $0.3 million upon exercise of stock options granted under the PAVmed Inc 2014 Equity Plan, as such plan is discussed in Note 12, Stock-Based Compensation, of our unaudited condensed consolidated financial statements.
●	We issued 194,240 shares of our common stock for proceeds of approximately $0.2 million under the PAVmed Inc. Employee Stock Purchase Plan (“ESPP”), as such plan is discussed in Note 12, Stock-Based Compensation of our unaudited condensed consolidated financial statements.

Securities Purchase Agreement - March 31, 2022

- Senior Secured Convertible Note - April 4, 2022

We entered into a Securities Purchase Agreement (“SPA”) dated March 31, 2022, with an accredited institutional investor (“Investor”, “Lender”, and /or “Holder”), pursuant to which we agreed to sell, and the Investor agreed to purchase an aggregate of $50.0 million face value principal of debt - comprised of: an initial issuance of $27.5 million face value principal; and up to an additional $22.5 million of face value principal (upon the satisfaction of certain conditions).

Under the SPA dated March 31, 2022, we issued a Senior Secured Convertible Note dated April 4, 2022, referred to herein as the “April 2022 Senior Convertible Note”, with such note having a $27.5 million face value principal, a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of April 4, 2024. The April 2022 Senior Convertible Note may be converted into shares of our common stock at the Holder’s election. During the period from April 4, 2022 to October 3, 2022, we are required to pay interest expense only (on the $27.5 million face value principal), at 7.875% per annum, computed on a 360 day year.

The April 2022 Senior Convertible Note proceeds were $25.0 million after deducting a $2.5 million lender fee; and additionally, we incurred total offering costs of approximately $601, inclusive of the payment of a total of $450 placement agent fees.

Subject to certain conditions being met or waived, from time to time, one or more additional closings may occur, for up to the remaining $22.5 million face value principal, upon five trading days’ notice given by us to the Investor. The Investor’s obligation to purchase the additional notes at each additional closing is subject to certain conditions set forth in the SPA dated March 31, 2022, including, among others, contractual closing requirements: minimum price and trading volume thresholds of our common stock; the maximum ratio of debt to market capitalization (as defined); and minimum market capitalization (as defined), with such requirements being waived by the Investor in its sole discretion.

Liquidity and Capital Resources - continued

Securities Purchase Agreement - March 31, 2022

- Senior Secured Convertible Note - April 4, 2022 - continued

Under the April 2022 Senior Convertible Note and the SPA, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. We also are subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $8,000,000 at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) our average market capitalization over the prior ten trading days, not exceed 30% (the “Debt to Market Cap Ratio Test”), and (iii) that our market capitalization shall at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). The Company is currently in compliance with these financial covenants, although from time to time since the date of issuance of the April 2022 Senior Convertible Note through August 10, 2022 (including, in the case of the Debt to Market Cap Ratio Test, as of June 30, 2022), the Company was not in compliance with the Financial Tests. As of August 9, 2022, the Investor agreed to waive any such non-compliance during such aforementioned time periods, under each of the SPA dated March 31, 2022 and the April 2022 Senior Convertible Note.

In connection with such waiver, the Company and the Investor also amended the April 2022 Senior Convertible to permit the Investor to convert up to $5,000,000 of the principal amount of the April 2022 Senior Convertible Note at the then current conversion price as if the date of conversion were an Installment Date, i.e. a price per share of common stock equal to the lower of (i) the fixed conversion price then in effect (currently $5.00) and (ii) 82.5% of the average VWAP of the Company’s common stock for each of the two trading days with the lowest VWAP of the Company’s common stock during the ten consecutive trading day period ending and including the trading day immediately prior to the applicable conversion date, but in the case of clause (ii), not less than $0.18 per share. As contemplated by such amendment, subsequent to June 30, 2022, on August 10, 2022, approximately $2,882 of principal repayments along with approximately $6 of interest expense thereon, were settled through the issuance of 3,000,867 shares of our common stock, with such shares having a fair value of approximately $5,462 (with such fair value measured as the respective conversion date quoted closing price of our common stock).

Lucid Diagnostics Inc. - Committed Equity Facility

In March 2022, our majority-owned subsidiary Lucid Diagnostics, Inc. entered into a committed equity facility with Cantor. Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of Lucid Diagnostics Inc. common stock from time to time at the request of Lucid Diagnostics Inc. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows Lucid Diagnostics Inc. to raise primary capital on a periodic basis at prices based on the existing market price. As of June 30, 2022, there were no shares of common stock of Lucid Diagnostics Inc. issued under the committed equity facility. Subsequent to June 30, 2022, as of August 10, 2022, under the committed equity facility, a total of 308,152 shares of common stock of Lucid Diagnostics Inc. were issued for proceeds of approximately $927.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our (unaudited) financial condition and consolidated results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, and equity, along with the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the corresponding periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 6, 2022, except as otherwise noted in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards Updates, of our unaudited condensed consolidated financial statements included herein in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Note 9, Commitment and Contingencies - Legal Proceedings, of the unaudited condensed consolidated financial statements included in this Quarterly Report, for a description of certain material legal proceedings involving the Company, which description is incorporated herein by reference.

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

Item 5. Other Information

Under the April 2022 Senior Convertible Note and the SPA, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. We also are subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $8,000,000 at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) our average market capitalization over the prior ten trading days, not exceed 30% (the “Debt to Market Cap Ratio Test”), and (iii) that our market capitalization shall at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). The Company is currently in compliance with these financial covenants, although from time to time since the date of issuance of the April 2022 Senior Convertible Note through August 10, 2022 (including, in the case of the Debt to Market Cap Ratio Test, as of June 30, 2022), the Company was not in compliance with the Financial Tests. As of August 9, 2022, the Investor agreed to waive any such non-compliance during such aforementioned time periods, under each of the SPA dated March 31, 2022 and the April 2022 Senior Convertible Note. In connection with such waiver, the Company and the Investor also amended the April 2022 Senior Convertible to permit the Investor to convert up to $5,000,000 of the principal amount of the April 2022 Senior Convertible Note at the then current conversion price as if the date of conversion were an Installment Date, i.e. a price per share of common stock equal to the lower of (i) the fixed conversion price then in effect (currently $5.00) and (ii) 82.5% of the average VWAP of the Company’s common stock for each of the two trading days with the lowest VWAP of the Company’s common stock during the ten consecutive trading day period ending and including the trading day immediately prior to the applicable conversion date, but in the case of clause (ii), not less than $0.18. As contemplated by the amendment discussed above, on August 10, 2022, the Investor converted $2,882,000 of the principal amount of the April 2022 Senior Convertible Note (plus interest accrued thereon), resulting in an issuance to the Investor of 3,000,867 shares of the Company’s common stock.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

August 15, 2022	By:	/s/ Dennis M McGrath
Dennis M McGrath
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of February 25, 2022, by and among LucidDx Labs Inc., Lucid Diagnostics Inc. and ResearchDx, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Lucid on March 3, 2022).
3.1	Certificate of Amendment to Certificate of Incorporation dated June 21, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on June 22, 2022).
4.1	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on April 4, 2022).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 4, 2022).
10.2	Form of Security Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on April 4, 2022).
10.3	Form of Voting Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on April 4, 2022).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	InlineXBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Filed herewith

