Form 10-K
period 2022-12-31
PAVmed Inc.
filed 2023-03-14
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-37685

PAVMED INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-1214177
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

360 Madison Avenue
25th Floor
New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 949-4319

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock, $0.001 par value per share	PAVM	The NASDAQ Stock Market LLC
Series Z Warrants, each to purchase one share of Common Stock	PAVMZ	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ”large accelerated filer”, “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(c) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $70.5 million, based on 74,958,765 shares of common stock held by non-affiliates and a last reported sales price per share of the registrant’s common stock of $0.94 on such date.

As of March 9, 2023, there were 98,419,795 shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan as of such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2022.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) of PAVmed Inc. (“we”, “us”, “our” or “PAVmed” or the “Company”), contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference.

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

Our current central focus is predominantly on commercial expansion and execution including the acceleration of EsoGuard and Veris Cancer Care Platform commercialization. As resources permit, we will continue to explore internal and external innovations that fulfill our project selection criteria without limiting ourselves to any target specialty or condition. More broadly, we strive to maintain balance within our pipeline with shorter-term, lower-risk projects with the prospect for rapid commercialization and revenue generation supporting development of longer-term projects. At the same time, we are continuously re-assessing each project’s long-term commercial potential relative to other projects in our pipeline, accelerating or decelerating the project and reallocating resources accordingly.

The Company operates in one segment as a medical technology company, with the following lines of business: Diagnostics, Medical Devices and Digital Health. Below is a summary of each of our key products within these sectors, including in particular EsoGuard and the Veris Cancer Care Platform, currently our two leading products. We are also pursuing a number of research and development project and product opportunities across these three lines of business, which have either been developed internally or have been presented to us by clinician innovators and academic medical institutions for consideration.

EsoGuard and EsoCheck

We believe that the flagship product of our majority-owned subsidiary Lucid Diagnostics Inc. (Nasdaq: LUCD) (“Lucid”), the EsoGuard Esophageal DNA Test, performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread screening tool to prevent esophageal adenocarcinoma (“EAC”) deaths, through early detection of esophageal precancer in at-risk gastroesophageal reflux disease (“GERD,” also commonly known as chronic heartburn, acid reflux or simply reflux) patients.

EsoGuard is a bisulfite-converted next-generation sequencing (NGS) DNA assay performed on surface esophageal cells collected with EsoCheck. It quantifies methylation at 31 sites on two genes, Vimentin (VIM) and Cyclin A1 (CCNA1). The assay was evaluated in a 408-patient multicenter case-control study published in Science Translational Medicine and showed greater than 90% sensitivity and specificity at detecting esophageal precancer and all conditions along the BE-EAC spectrum, including on samples collected with EsoCheck (Moinova, et al. Sci Transl Med. 2018 Jan 17;10(424): eaao5848). EsoGuard is commercially available in the U.S. as a Laboratory Developed Test (LDT) performed at our CLIA-certified laboratory. Cell samples, including those collected with EsoCheck, as discussed below, are sent to our laboratory for testing and analyses using our proprietary EsoGuard NGS DNA assay.

EsoCheck is an FDA 510(k) and CE Mark cleared noninvasive swallowable balloon capsule catheter device capable of sampling surface esophageal cells in a less than five-minute office procedure. It consists of a vitamin pill-sized rigid plastic capsule tethered to a thin silicone catheter from which a soft silicone balloon with textured ridges emerges to gently swab surface esophageal cells. When vacuum suction is applied, the balloon and sampled cells are pulled into the capsule, protecting them from contamination and dilution by cells outside of the targeted region during device withdrawal. We believe this proprietary Collect+Protect™ technology makes EsoCheck the only noninvasive esophageal cell collection device capable of such anatomically targeted and protected sampling.

EsoGuard and EsoCheck are based on patented technology licensed by Lucid from Case Western Reserve University (“CWRU”). EsoGuard and EsoCheck have been developed to provide an accurate, non-invasive, patient-friendly screening test for the early detection of adenocarcinoma of the esophagus (“EAC”) and Barrett’s Esophagus (“BE”), including dysplastic BE and related pre-cursors to EAC in patients with chronic gastroesophageal reflux (“GERD”).

Market Opportunity

In 2023, approximately 20,000 U.S. GERD patients are projected to be diagnosed with EAC and approximately 16,000 will die from it. Over 80% of EAC patients will die within five years of diagnosis, making it the second most lethal cancer in the U.S. The U.S. incidence of EAC has increased 500% over the past four decades, while the incidences of other common cancers have declined or remained flat. In nearly all cases, EAC silently progresses until it manifests itself with new symptoms of advanced disease. EAC is nearly always invasive at diagnosis, and, unlike other common cancers, mortality rates are high even in its earlier stages.

As discussed below under the heading “Clinical Guidelines for At-Risk Population”, the American Gastroenterology Association (“AGA”) recently significantly expanded the target population for esophageal precancer screening, recommending screening in at-risk patients without symptoms of GERD. Based on this revision, we believe the cohort recommended for screening consists of an estimated 30 million U.S. individuals with at least 3 established risk factors for BE. Accordingly, we believe EsoGuard’s total addressable U.S. market opportunity exceeds $60 billion based on an effective Medicare payment of $1,938 and the estimated 30 million U.S. patients recommended for screening by clinical practice guidelines. (In December 2019, we secured “gapfill” determination for EsoGuard’s PLA code 0114U through the CMS CLFS process. This allowed us to engage directly with Medicare contractor Palmetto GBA and its MolDx Program on CMS payment and coverage. In October 2020, CMS granted EsoGuard final Medicare payment determination of $1,938.01, effective January 1, 2021.)

Unfortunately, for a variety of reasons, less than 10% of at-risk patients who are recommended for screening undergo traditional invasive upper gastrointestinal endoscopy (EGD). We believe that the profound tragedy of an EAC diagnosis is that likely death could have been prevented if the at-risk patient had been screened and then undergone surveillance and curative endoscopic esophageal ablation of dysplastic BE.

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

We believe EsoGuard, used with EsoCheck, constitutes that missing element—the first and only commercially available diagnostic test capable of serving as a widespread screening tool to prevent EAC deaths through early detection of esophageal precancer and cancer in patients with 3 or more risk factors.

Clinical Guidelines for At-Risk Population

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

An ACG clinical guideline entitled “Diagnosis and Management of Barrett’s Esophagus: An Updated ACG Guideline,” the first such update since 2016, was published online last year in the American Journal of Gastroenterology. The clinical guideline reiterates the ACG’s long-standing recommendation for esophageal precancer screening in at-risk patients with GERD. For the first time, however, the clinical guideline also endorses nonendoscopic biomarker screening as an acceptable alternative to costly and invasive endoscopy stating that “a swallowable nonendoscopic capsule device combined with a biomarker is an acceptable alternative to endoscopy for BE.” The clinical guideline specifically mentions EsoCheck, along with Lucid’s EsophaCap® device, as such swallowable, nonendoscopic esophageal cell collection devices, as well as methylated DNA biomarkers such as EsoGuard. The summary of evidence for this recommendation includes a reference to the seminal NIH-funded, multicenter, case-control study published in 2018 in Science Translational Medicine, which demonstrated that EsoGuard is highly accurate at detecting esophageal precancer and cancer, including on samples collected with EsoCheck.

In July 2022, the AGA published in their “Clinical Practice Update on New Technology and Innovation for Surveillance and Screening in Barrett’s Esophagus” updated clinical guidance that mirrors the same furnished by the ACG as described above, endorsing the use of non-endoscopic cell collection tools to screen for BE like our EsoCheck Cell Collection Device, which is cited in the update, as an acceptable alternative to endoscopy to directly address the need for noninvasive screening tools that are easy to administer, patient friendly, and cost-effective for the detection of BE. The clinical practice update by the AGA also significantly expands the target population for esophageal precancer screening, including for EsoGuard and EsoCheck, by recommending, for the first time, screening in at-risk patients without symptoms of GERD. The AGA does so by adding a history of chronic GERD as merely an additional, seventh risk factor to the six risk factors for BE and EAC that have traditionally identified at-risk symptomatic patients recommended for screening.

Commercialization

Our EsoGuard commercialization efforts span multiple channels including targeting primary care physicians and GI physicians, who have generally embraced our message that EsoGuard has the potential to expand the funnel of BE-EAC patients who will need long term EGD surveillance and, potentially, treatment with endoscopic esophageal ablation.

To assure sufficient testing capacity and geographic coverage, we have built our own network of Lucid Test Centers, staffed by Lucid-employed clinical personnel, where patients can undergo the EsoCheck procedure and have the sample sent for EsoGuard testing at Lucid’s CLIA-certified laboratory. Our current test center network currently includes locations in metropolitan areas in Arizona, California, Colorado, Florida, Idaho, Illinois, Nevada, Ohio, Oregon, Texas and Utah.

In addition to our base test center network, Lucid has established a satellite test center program, whereby we are expanding our footprint by making our personnel available to perform cell collection services in physician offices. Further, we have sought to expand our outreach by successfully conducting multiple “#CheckYourFoodTube Precancer Testing Event” for organizations such as the San Antonio Fire Department, where samples are collected from the organization’s employees for testing with EsoGuard at Lucid’s CLIA-certified laboratory.

We have also established an EsoGuard Telemedicine Program, in partnership with UpScript, LLC, an independent third-party telemedicine provider, that accommodates EsoGuard self-referrals from direct-to-consumer marketing.

Reimbursement and Market Access

As noted above, in December 2019, we secured “gapfill” determination for EsoGuard’s PLA code 0114U through the CMS CLFS process. This allowed us to engage directly with Medicare contractor Palmetto GBA and its MolDx Program on CMS payment and coverage. In October 2020, CMS granted EsoGuard final Medicare payment determination of $1,938.01, effective January 1, 2021.

A proposed Local Coverage Determination (“LCD”) DL39256, entitled “Molecular Testing for Detection of Upper Gastrointestinal Metaplasia, Dysplasia, and Neoplasia” was published recently on the Center for Medicare and Medicaid Services (“CMS”) website by MAC Palmetto GBA. The proposed LCD is a further step in Lucid’s efforts to secure Medicare coverage and payment for EsoGuard. The proposed LCD, which the CMS website explicitly characterizes as a “work in progress” for “public review,” outlines criteria that MolDX expects upper gastrointestinal precancer and cancer molecular diagnostic tests to meet. These criteria include active GERD with at least two risk factors, as well as evidence of analytic validity, clinical validity, and clinical utility. Although the proposed LCD indicated that it found that no currently existing test has fulfilled all criteria, it indicated that it will “monitor the evidence and will provide coverage based on the pertinent literature and society recommendations.” Notably, the proposed LCD pre-dated, and therefore does not include consideration of, the most recent AGA clinical practice update endorsing swallowable, nonendoscopic capsule devices combined with a biomarker, such as EsoCheck and EsoGuard, as an alternative to endoscopy. The publication of the proposed LCD triggers a written comment period, and MolDX also held an open meeting on May 10, 2022, during which stakeholders and other interested parties will have the opportunity to address the proposed LCD. We presented at the public meeting and made a written submission during the comment period as well. A final LCD will not be issued until the MAC has had the opportunity to assess and consider all stakeholder comments.

While we await a Palmetto MolDX LCD coverage determination, Lucid is aggressively pursuing EsoGuard commercial insurer payment and coverage. Although the claim adjudication cycle can be prolonged during the early commercialization of a new test, Lucid has received out-of-network commercial insurance payments for the EsoGuard test, and has entered into agreements with insurers that provide access to, in the aggregate, over 70 million patients.

Clinical Utility and Clinical Trials

Demonstrating EsoGuard’s clinical utility, which requires providing evidence that the test has a meaningful impact on clinical practice, is very important for a variety of purposes, including, importantly, for Medicare and private payor payment and coverage. It has been established that one of the most important factors to private payors in deciding whether to grant payment and coverage will be demonstration that the EsoGuard test, when ordered by physicians, provides information that can be used to identify or exclude patients who would benefit from additional management and/or treatment. Clinical utility studies are also important for general EsoGuard commercialization by facilitating physician understanding of test indications and potential benefit to the patients.

We are currently seeking to accelerate our collection of clinical utility data through a range of trials that can be efficiently executed. These efforts include a planned investigator-initiated, retrospective analysis of prospectively collected data on the approximately 400 San Antonio fire fighters who underwent testing as part of a community-sponsored cancer awareness event (in respect of which we expect to publish results in the first half of 2023); an ongoing investigator-initiated, retrospective, single-center, study with 500 patients (in respect of which we expect to publish results mid-2023), a virtual-patient randomized controlled trial with intended recruitment of 100-200 physician participants (in respect of which we expect to publish results this year); a Lucid-sponsored multi-center, prospective, observational study with 500 patients; and a Lucid-sponsored registry at existing Lucid Test Centers, whereby all patients undergoing EsoCheck testing will be given the opportunity to provide informed consent and contribute data about their risk factors, EsoGuard results, and subsequent diagnostic and/or therapeutic journey. Both Lucid-sponsored observational/registry studies expect to have preliminary results and/or interim analysis before the end of 2023.

As previously disclosed, consequently, we have decided to delay for the time being the two previously commenced clinical trials, the “EsoGuard screening study” (“BE-1”) and the “EsoGuard case-control study” (“BE-2”), as we are devoting our clinical resources to the studies cited above, which we expect will more efficiently generate the clinical data we are currently prioritizing to drive EsoGuard commercialization.

Manufacturing

EsoCheck is currently manufactured for us by our partners Coastline International, a high-volume device manufacturer, and Sage Product Development. Through mid-2023, we expect to further transition from Sage to Coastline as the manufacturing process is further optimized. Our current line capacity can produce up to 25,000 units per year. With Coastline’s improvement and expansion, there is capacity to scale exponentially. Our EsoGuard Specimen Kits are currently manufactured for us by our partner Path-Tec. The warehousing, logistics, fulfillment and customer support of our products is managed for us by our partners HealthLink International (a leading third-party logistics company) and Path-Tec.

License Agreement

Under the terms of Lucid’s license agreement with Case Western Reserve University (“CWRU”), Lucid acquired an exclusive worldwide right to use the intellectual property rights to the EsoGuard and EsoCheck technology for the detection of changes in the esophagus and on sample preservation. Lucid is required to pay CWRU royalties on net sales of licensed products as follows: 5% of net sales of less than $100 million per year; and 8% of net sales greater than $100 million per year. Lucid is also required to pay CWRU minimum annual royalty payments as follows: $50,000 per year, beginning January 1 following the first anniversary of a commercial sale of a licensed product; $150,000 per year, if net sales of a licensed product exceed $25 million in a year; $300,000 per year, if net sales of a licensed product exceed $50 million in a year; and $600,000 per year, if net sales of a licensed product exceed $100 million in a year. Minimum yearly royalty amounts are subject to increase based on the percentage change in the CPI-W Consumer Price Index and are credited against the royalties otherwise due. The license agreement was subject to four regulatory and commercialization milestones, of which one remains unachieved and unpaid. The remaining milestone is the FDA PMA submission of a licensed product, upon the achievement of which we will pay CWRU a milestone payment of $200,000. The license agreement terminates upon the expiration of the last-to-expire licensed patent, or on May 12, 2038, in countries where no such patents exist, or upon expiration of any exclusive marketing rights for a licensed product that have been granted by FDA or other U.S. government agency, whichever comes later. The EsoCheck patents, which are currently the last to expire, begin to expire in May 2035.

Regulatory

In June 2019, we received FDA 510(k) clearance to market EsoCheck in the U.S. as a device indicated for use in the collection and retrieval of surface cells of the esophagus in adults followed by FDA 510(k) clearance in 2022, expanding the use of EsoCheck in adults and pediatric populations in the U.S. In December 2019, our CLIA-certified then-laboratory partner, completed documentation of EsoGuard analytical validity allowing us to commercialize it as a Laboratory Developed Test (LDT).

In February 2020, we received FDA “Breakthrough Device Designation” for EsoGuard as an in-vitro diagnostic (“IVD”) medical device. The FDA Breakthrough Device Program was created to offer patients more timely access to breakthrough technologies which provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions by expediting their development, assessment and review through enhanced communications and more efficient and flexible clinical study design, including more favorable pre/post market data collection balance. The Centers for Medicare and Medicaid Services and the United States Congress continue to work to provide an expedited coverage pathway for emerging technologies.

In May 2021, we received CE Mark certification for EsoCheck (under the Medical Devices Directive 93/42/EEC), and in June 2021, we completed CE Mark self-certification for EsoGuard (under the European In-Vitro Diagnostic Devices Directive (IVDD 98/79/EC)), indicating both may be marketed in CE Mark European countries.

Our longer-term strategy is to secure a specific indication, based on published guidelines, for BE screening in certain at-risk populations using EsoGuard on samples collected with EsoCheck. This use of EsoGuard together with EsoCheck as a screening system must be cleared or approved by the FDA as an IVD device.

Laboratory Operations

On February 25, 2022, our new, wholly owned subsidiary, LucidDx Labs Inc. (“LucidDx Labs”), acquired from RDx, certain licenses and other related assets necessary for LucidDx Labs to operate its own new CLIA-certified, CAP-accredited clinical laboratory located in Lake Forest, CA. Since March 2022, we have conducted EsoGuard testing at our own laboratory with, until recently, the assistance of RDx, which had continued to provide certain testing and related services for the laboratory in accordance with the terms of a management services agreement (“MSA-RDx”), dated and effective February 25, 2022. Recently, however, the Company accelerated the development of internal resources necessary to operate the laboratory entirely on its own. Accordingly, Lucid’s subsidiary LucidDx Labs and RDx agreed terminate the MSA-RDx effective as of February 10, 2023, such that LucidDx Labs now operates the laboratory itself, which the Company believes will improve the efficiency of the performance of the EsoGuard assay.

Competition

The U.S. market for esophageal cancer (i.e., EAC) and pre-cancer (i.e., BE, with or without dysplasia) screening is large, consisting of more than 30 million at-risk individuals over the age of 50. Given the large market for pre-cancer screening, we likely will face numerous competitors, some of which possess significantly greater financial and other resources and development capabilities than us. Our EsoGuard test faces competition from procedure-based detection technologies such as upper endoscopy, and other screening technologies such as multi-cancer early detection products. Our EsoCheck device faces competition from other manufactures with devices designed to collect cell samples from targeted regions of the esophagus. For example, Cytosponge is a small mesh sponge within a soluble gelatin capsule that dissolves in the stomach and then is pulled thru the targeted region brushing the lining of the esophagus and then later retrieved, although, unlike EsoCheck, it is unprotected from contamination. Our competitors may also be developing additional methods of detecting esophageal cancer and pre-cancer that have not yet been announced.

Accordingly, the market for our products is highly competitive and is characterized by extensive research and clinical efforts and rapid technological change. In order to compete effectively, EsoGuard and EsoCheck will have to achieve market acceptance, receive adequate insurance coverage and reimbursement, be cost effective and be simultaneously safe and effective. We believe that the principal competitive factors in our markets are:

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

Veris Cancer Care Platform

Overview

In May 2021, we formed Veris Health, a majority-owned subsidiary, focused on digital health technology. In connection with its formation, Veris Health acquired Oncodisc, a digital health company with groundbreaking tools to improve personalized cancer care through remote patient monitoring. Oncodisc’s core technologies include the first intelligent implantable vascular access port with biologic sensors and wireless communication, combined with an oncologist-designed remote digital healthcare platform that provides patients and physicians with new tools to improve outcomes and optimize the delivery of cost-effective care through remote monitoring and data analytics.

Oncodisc was founded in 2018 experienced physician entrepreneurs, James Mitchell, M.D., who joined Veris Health as its full-time Chief Medical Officer, and Andrew Thoreson, M.D., who serves as a Veris Health consultant. They previously co-founded Redsmith, Inc., an interventional catheter company whose technology was acquired by C.R. Bard Inc., now BD Inc. (NYSE: BDX). Oncodisc received a National Science Foundation (“NSF”) Small Business Innovation Research (“SBIR”) grant award to support its early work and completed both the MedTech Innovator Accelerator and UCSF Rosenman Institute Accelerator programs.

The Veris Cancer Care Platform (“CCP”) is a digital cancer care platform with physiologic data collection, symptom reporting and telehealth functions, designed to improve personalized cancer care through remote patient monitoring. Cancer patients enrolled in the Veris CCP receive a VerisBox™ with Veris-branded Bluetooth enabled connected health care devices. The devices transmit clinical data to cancer care teams to detect early signs of common cancer-related complications, provide longitudinal trends of physiologic and clinical data, and offer data-driven risk management tools for precision oncology. Veris CCP integrates directly with practices’ and systems’ Electronic Health Record (“EHR”) systems, allowing care teams to easily view and interact with this data. We are also currently developing a groundbreaking implantable physiologic monitor containing biologic sensors capable of generating continuous data on key physiologic parameters known to predict adverse outcomes in cancer patients undergoing treatment. The implantable will seamlessly interact with the Veris CCP. These technologies are the subject of multiple patent applications and one issued patent.

Veris Health leverages a business-to-business sales model. Its software-as-a-service recurring-revenue business model seeks to generate 100% recurring revenue through oncology practice and hospital-based subscriptions. These entities pay monthly fees for each patient on the platform, through which they are able to drive revenues from remote physiologic monitoring (and, in the future, device implantation) under existing CPT codes, as well as through the upcoming CMS Enhancing Oncology Model (EOM) bonuses and incentives. Veris also plans to build a commercialization model around the oncology data it is collecting. We have identified multiple potential use cases across a number of verticals, including clinical trials, commercial use cases, and as a means to improve patient care.

In addition to targeting the oncology market, Veris plans to expand into the hospital-at-home market, cardiovascular diseases, end-stage renal disease, and lung disorders like COPD. We have already initiated R&D efforts around an enhanced implantable cardiac monitor capable of detecting cardiac arrhythmias and other physiologic parameters critical for high-risk cardiac patients. Future devices will combine novel sensing technology with seamless communication, engaging user interface design, and data analytics driving actionable clinical insights for patients with congestive heart failure. These technologies will then be expanded for high-risk kidney disease and pulmonary patients.

Market Opportunity

In 2022, approximately 1.9 million people in the U.S. were newly diagnosed with cancer, and cancer incidence in the U.S. is expected to continue to increase. Cancer patients face high rates of complications during the courses of their treatment which drive poor patient outcomes and healthcare costs. One driver of these issues is avoidable hospitalizations. We believe Veris Health’s offerings can help drive costs down and improve outcomes through providing care teams with better, more continuous data.

Based on the aforementioned cancer prevalence in the U.S. and our current business model, we believe Veris Health’s total addressable U.S. market opportunity exceeds $2 billion. In the future, we believe this opportunity will only expand through the implantable physiologic monitor, data commercialization, and the expansion into other markets aside from oncology.

Commercialization/Sales

Our Veris commercialization efforts have targeted the full spectrum of oncology care providers, with a focus on independent oncology practices, participants in CMS’s Oncology Care Model (OCM) and EOM, and innovative, progressive health systems. The growing adoption of value-based models has provided a strong tailwind, as the Veris CCP addresses many requirements of these programs, including electronic Patient Reported Outcomes (“ePROs”) and the use of data for quality improvement.

Manufacturing

The components comprising the Veris Cancer Care Platform are currently supplied to us by our partners TransTek and their U.S.-based subsidiary, Mio Labs. Each has passed a SOC-2 audit by an outside auditor. The final packaging of the overall box and order fulfillment is managed by Impilo, a partner with TransTek and Mio Labs. The customer support is currently managed internally, while partnering with Zendesk for customer service management.

Regulatory

The Veris CCP software is considered a non-device Medical Device Data System (“MDDS”) that is excluded from the statutory definition of a medical device under the FDC Act and as confirmed in the FDA’s MDDS Guidance: Medical Device Data Systems, Medical Image Storage Devices, and Medical Image Communications Devices. Therefore, Veris CCP is not subject to the FDA’s regulatory requirements for devices.

Veris Health is also developing an implantable cardiac monitor and is currently interacting with the FDA via pre-submission process, seeking agreement on regulatory strategy and required testing to seek clearance of the monitor. We current plan to make our 510(k) submission for the implantable monitor in late 2023.

As Veris Health is currently sourcing the devices included in the VerisBox™ from the third-party 510(k) holders for those products, such holders are responsible for any losses, damages, claims or other liabilities that may arise with respect to those devices used with the Veris CCP software, notwithstanding Veris Health commercial branding being added to the devices or the devices’ packaging.

Competition

The U.S. market for cancer patient care is large. There are many existing competitors in the remote patient monitoring space, some of which possess significantly greater financial and other resources and development capabilities than us. Our Veris CCP faces competition from other digital care platforms providing many of the same features, including EHR integration and remote patient monitoring capabilities. While we are not aware of other implantable physiologic monitors containing biologic sensors, our competitors may also be developing similar devices that have not yet been announced.

Product Pipeline

Below is a summary of certain of the other leading products within our development pipeline. While we currently are devoting substantially all of our resources to the acceleration of EsoGuard and Veris Cancer Care Platform commercialization, as resources permit, we will continue to explore innovative technologies, such as our EsoCure, CarpX and NextFlo products as more fully described below, that fulfill our project selection criteria without limiting ourselves to any target specialty or condition.

Esocure

In connection with our efforts to expand our presence in the EAC diagnostic market, we are also developing the EsoCure Esophageal Ablation Device, with the intent to allow a clinician to treat dysplastic BE before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment. We have successfully completed a pre-clinical feasibility animal study of EsoCure demonstrating excellent, controlled circumferential ablation of the esophageal mucosal lining. An acute and survival animal study of EsoCure Esophageal Ablation Device has also been completed, demonstrating successful direct thermal balloon catheter ablation of esophageal lining through the working channel of a standard endoscope. When resources permit, we plan to conduct additional development work and animal testing of EsoCure to support a future FDA 510(k) submission.

CarpX

CarpX is a patented, single-use, disposable, minimally invasive surgical device for use in the treatment of carpal tunnel syndrome. We believe CarpX is designed to allow the physician to relieve the compression on the median nerve without an open incision or the need for endoscopic or other imaging equipment, and therefore will be significantly less invasive than existing treatments. To use CarpX, the operator first advances a guidewire through the carpal tunnel under the ligament, and then advanced over the wire and positioned in the carpal tunnel under ultrasonic and/or fluoroscopic guidance. When the CarpX balloon is inflated it creates tension in the ligament positioning the cutting electrodes underneath it and creates space within the tunnel, providing anatomic separation between the target ligament and critical structures such as the median nerve. Radiofrequency energy is briefly delivered to the electrodes, rapidly cutting the ligament, and relieving the pressure on the nerve. We believe CarpX will be significantly less invasive than existing treatments.

CarpX received FDA 510(k) marketing clearance in April 2020, with the first commercial procedure successfully performed in December 2020. In May 2021 European CE Mark Certification was received for CarpX. Our limited-release commercialization efforts through 2022 were focused on engaging key opinion hand surgeons designed to solicit input for ergonomic improvements to the device, procedure development and surgical-time optimization, and ease of use. As a result of this clinical input, we have initiated a product development project to incorporate intraluminal ultrasound into the device to include real time imaging of the ligament to be cut together with critical anatomic structures, and will continue to pursue that project, as resources permit.

PortIO

Our PortIO implantable intraosseous vascular access device is being developed as a means for infusing fluids, medications and other substances directly into the bone marrow cavity and from there into the central venous circulation. The intraosseous route provides a means for infusing fluids, medications and other substances directly into the bone marrow cavity which communicates with the central venous circulation via nutrient and emissary veins. This route is well established, having been used for decades in a variety of settings including trauma, especially military trauma, and pediatric emergencies. It has been shown to be bioequivalent to the intravenous route. Complication rates are low and there are few contraindications. Currently available intraosseous devices pass through the skin into the bone and are therefore limited to short term use. PortIO is a novel, implantable intraosseous vascular access device which does not require accessing the central venous system and does not have an indwelling intravascular component. It is designed to be highly resistant to occlusion and, we believe, may not require regular flushing. It features simplified, near-percutaneous insertion and removal, without the need for surgical dissection or radiographic confirmation.

Recent Developments

Business

Status of Lucid Clinical Trials

Lucid is currently seeking to accelerate our collection of clinical utility data through a range of trials that can be efficiently executed. These efforts include a planned investigator-initiated, retrospective analysis of prospectively collected data on the approximately 400 San Antonio fire fighters who underwent testing as part of a community-sponsored cancer awareness event (in respect of which we expect to publish results in the first half of 2023); an ongoing investigator-initiated, retrospective, single-center, study with 500 patients (in respect of which we expect to publish results mid-2023), a virtual-patient randomized controlled trial with intended recruitment of 100-200 physician participants (in respect of which we expect to publish results this year); a Lucid-sponsored multi-center, prospective, observational study with 500 patients; and a Lucid-sponsored registry at existing Lucid Test Centers, whereby all patients undergoing EsoCheck testing will be given the opportunity to provide informed consent and contribute data about their risk factors, EsoGuard results, and subsequent diagnostic and/or therapeutic journey. Both Lucid-sponsored observational/registry studies expect to have preliminary results and/or interim analysis before the end of 2023.

As previously disclosed, consequently, Lucid has decided to delay for the time being the two previously commenced clinical trials, the “EsoGuard screening study” (“BE-1”) and the “EsoGuard case-control study” (“BE-2”), as Lucid is devoting our clinical resources to the studies cited above, which we expect will more efficiently generate the clinical data Lucid is currently prioritizing to drive EsoGuard commercialization.

LucidDx Labs Laboratory Operations Update

On February 14, 2023, Lucid Diagnostics and LucidDx Labs Inc. entered into an agreement (the “MSA Termination Agreement”) with RDx, pursuant to which the parties mutually agreed to terminate the MSA-RDx without cause. The termination was effective as February 10, 2023. Until the termination of the MSA-RDx, RDx had continued to provide certain testing and related services for the Laboratory in accordance with the terms of the MSA-RDx. Recently, however, Lucid accelerated the development of internal resources necessary to operate the Laboratory entirely on its own. Accordingly, the Company believes that termination of the MSA-RDx will improve the efficiency of the performance of the EsoGuard assay.

Among other things, the MSA Termination Agreement reduces the remaining amounts of the earnout payments and management fees due under the APA-RDx and the MSA-RDx to $725,000 (from the $3,450,000 that would otherwise have been payable under the APA and MSA if the MSA had remained in effect through the balance of its stated term), resulting in a net savings to Lucid Diagnostics of $2,725,000. The payment was satisfied through the issuance of 553,436 shares of Lucid Diagnostics’ common stock on February 25, 2023. Lucid Diagnostics was not required to make any cash payments in connection with the termination.

#CheckYourFoodTube Events

In January 2023, Lucid successfully completed its first #CheckYourFoodTube Precancer Testing Event, in partnership with Rachelle Hamblin, M.D., M.P.H., and the San Antonio Fire Department (SAFD), to detect esophageal precancer in at-risk members of the department. The SAFD testing event was held over two weekends in January, which has been designated as Firefighter Cancer Awareness Month by the International Association of Fire Fighters (IAFF). A total of 391 members, nearly one-quarter of the department, who were deemed by Dr. Hamblin to be at-risk for esophageal precancer, underwent a brief, on-site, noninvasive cell collection procedure, performed by Lucid clinical personnel using its EsoCheck® Esophageal Cell Collection Device. Firefighters with suspected esophageal precancer based on a positive EsoGuard result were identified, including some less than forty years of age, and will undergo appropriate monitoring and treatment, as indicated by clinical practice guidelines, to prevent progression to esophageal cancer. These events, which Lucid looks to expand across the country, are an extension of Lucid’s recently introduced and expanding satellite Lucid Test Center (sLTC) program, which brings our precancer testing directly to patients—at their physician’s office and now at large testing day events. Lucid demonstrated that its nurse practitioners can each perform up to fifty EsoCheck procedures in a day, and its laboratory team handled over two hundred incoming samples in a day, while maintaining turnaround times at target. These successes provide an excellent foundation for future testing events as we continue to drive EsoGuard commercialization using all the tools at our disposal.

Veris Health Commercialization Update

In December 2022, Veris Health signed a license agreement for the Veris CCP software with its first customer, New Jersey Cancer Care. Since, Veris Health onboarded the first cohort of patients of that practice onto the Veris CCP as well, and has signed license agreements with two additional cancer centers. These successes lay the groundwork for Veris Health’s expansion plans with respect to the Veris CCP software as it seeks to onboard cancer centers and patients across the country.

NASDAQ Notice

On December 29, 2022, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days (through December 28, 2022), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until June 27, 2023) to regain compliance. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days. In February 2023, the Company distributed a proxy statement for a special meeting of shareholders to be held on March 31, 2023 (the “Special Meeting”), at which the Company will be seeking approval of an amendment to the Company’s Certificate of Incorporation, to effect, at any time prior to the one-year anniversary date of the Special Meeting, (i) a reverse split of the Company’s outstanding shares of common stock at a specific ratio, ranging from 1-for-5 to 1-for-15, to be determined by the board of directors of the Company in its sole discretion, and (ii) an associated reduction in the number of shares of common stock the Company is authorized to issue, from 250,000,000 shares to 50,000,000 shares. If the proposed reverse stock split is approved, the Company anticipates it will regain compliance with the Nasdaq requirements for continued listing.

Payroll and Benefit Expense Reimbursement Agreement

On November 30, 2022, PAVmed and Lucid entered into a payroll and benefit expense reimbursement agreement (the “PBERA”). Historically, PAVmed has paid for certain payroll and benefit-related expenses in respect of Lucid’’s personnel on behalf of Lucid, and Lucid has reimbursed PAVmed for the same. Pursuant to the PBERA, PAVmed will continue to pay such expenses, and Lucid will continue to reimburse PAVmed for the same. The PBERA now provides that the expenses will be reimbursed on a quarterly basis or at such other frequency as the parties may determine, in cash or, subject to approval by the board of directors of each of PAVmed and Lucid, in shares of Lucid’s common stock, with such shares valued at the volume weighted average price of such stock during the final ten trading days preceding the later of the two dates on which such stock issuance is approved by the board of directors of each of PAVmed and Lucid (subject to a floor price of $0.40 per share), or in a combination of cash and shares. However, in no event shall Lucid issue any shares of its common stock to PAVmed in satisfaction of all or any portion of the expenses if the issuance of such shares of its common stock would exceed the maximum number of shares of common stock that the Issuer may issue under the rules or regulations of The Nasdaq Stock Market LLC (“Nasdaq”), unless Lucid obtains the approval of its stockholders as required by the applicable rules of the Nasdaq for issuances of shares of its common stock in excess of such amount.

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

See our accompanying consolidated financial statements Note 14, Debt, for further discussion of the SPA dated March 31, 2022 and the senior convertible notes.

Lucid Diagnostics Inc. - Committed Equity Facility and ATM Facility

In March 2022, our majority-owned subsidiary, Lucid Diagnostics, entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the facility, Cantor committed to purchase up to $50 million of Lucid Diagnostics common stock from time to time upon the request of Lucid Diagnostics. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows Lucid Diagnostics to raise primary capital on a periodic basis at prices based on the existing market price. Through December 31, 2022, 680,263 shares of common stock of Lucid Diagnostics were issued under this facility for total proceeds of approximately $1.8 million.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor Fitzgerald & Co. In the year ended December 31, 2022, there were no Lucid Diagnostics shares sold through their at-the-market equity facility. Subsequent to December 31, 2022, through March 9, 2023, Lucid Diagnostics sold 230,068 shares through its at-the-market equity facility for approximately $0.3 million.

Lucid Diagnostics - Series A Preferred Stock Offering

On March 7, 2023, Lucid entered into subscription agreements for the sale of 13,625 shares (the “Lucid Series A Preferred Stock”). Each share of the Lucid Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The terms of the Lucid Series A Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of Lucid common stock into which such Lucid Series A Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The Lucid Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Lucid Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

Lucid Diagnostics - Private Placement - Securities Purchase Agreement

Effective as of March 13, 2023, Lucid entered into a Securities Purchase Agreement (“Lucid SPA”) with an accredited institutional investor (“Lucid Investor”, “Lucid Lender”, and /or “Lucid Holder”), pursuant to which Lucid agreed to sell, and the Lucid Investor agreed to purchase a Senior Secured Convertible Note with a face value principal of up to $11.1 million (the “March 2023 Lucid Senior Convertible Note”). The issuance of the March 2023 Lucid Senior Convertible Note is subject to customary closing conditions.

The March 2023 Lucid Senior Secured Convertible Note would have a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of Lucid’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of the two-year anniversary of the date of issuance. The March 2023 Lucid Senior Convertible Note would be convertible into or otherwise paid in shares of Lucid’s common stock.

Under the March 2023 Lucid Senior Convertible Note, Lucid is and would be subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the March 2023 Lucid Senior Convertible Note, Lucid would also be subject to financial covenants requiring that (i) the amount of Lucid’s available cash equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the Lucid SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) Lucid’s average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that Lucid’s market capitalization shall at no time be less than an amount to be agreed upon.

Intellectual Property

Our business depends on our ability to create or acquire proprietary medical device and diagnostics technologies to commercialize. We own or have the right to use intellectual property rights, such as patents, trademarks, copyrights, trade secrets and know-how, pertaining to our EsoCheck and EsoGuard technology, our Veris technology and our EsoCure, CarpX and PortIO products, among other technologies and products.

We intend to vigorously protect our proprietary technologies’ intellectual property rights in patents, trademarks and copyrights, as available through registration in the United States and internationally. We currently have applied for, license or own 55 domestic and foreign patents across 11 families of products, including patents protecting our EsoCheck, EsoGuard and Veris technology. The date the patents protecting certain of our owned and licensed technology will first begin to expire is as set forth in the table below (although currently pending patent applications, both foreign and domestic, are positioned to provide protection beyond such date in each instance).

Technology	Year
EsoCheck	May 2034
EsoGuard	August 2024
Veris Health	November 2038
EsoCure	March 2036
CarpX	November 2037
PortIO	November 2035

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

In addition to filing and prosecuting patent applications in the United States, we intend to file counterpart patent applications in other countries worldwide where there is a value in doing so. Foreign filings can be cumbersome and expensive, and we will pursue such filings when we believe they are warranted as we try to balance our international commercialization plans with our desire to protect the global value of the technology.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be shortened if a patent is terminally disclaimed over another patent or as a result of delays in patent prosecution by the patentee, and a patent’s term may be lengthened by patent term adjustment (PTA), which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or patent term extension, which restores time lost due to regulatory delays.

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

We also rely upon trade secrets, know-how, continuing technological innovation, and upon licensing opportunities, to develop and maintain our competitive position. We intend to protect our proprietary rights through a variety of methods, including confidentiality agreements and/or proprietary information agreements with suppliers, employees, consultants, independent contractors and other entities who may have access to proprietary information. We will generally require employees to assign patents and other intellectual property to us as a condition of employment with us. All of our consulting agreements will pre-emptively assign to us all new and improved intellectual property that arise during the term of the agreement.

PAVmed also has (directly or through its subsidiaries) proprietary rights to a range of trademarks, including, among others, PAVmed™, Lucid Diagnostics™, LUCID™, VERIS™, Oncodisc™, CarpX®, EsoCheck®, EsoGuard®, EsoCheck Cell Collection Device®, Collect + Protect®, EsoCure Esophageal Ablation Device™, NextFlo™, and PortIO™. (Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of “™” or “®”. However, the absence of such marks is not intended to indicate, in any way, PAVmed Inc. or its subsidiaries will not assert, to the fullest extent possible under applicable law, their respective rights to such trademarks and trade names.)

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

See “EsoGuard and EsoCheck—Reimbursement and Market Access” above for a fuller discussion of the reimbursement status for EsoCheck and EsoGuard.

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

See “EsoGuard and EsoCheck—Competition” and “Veris Cancer Care Platform—Competition” above for a fuller discussion of the competitive environment for our key products, EsoCheck, EsoGuard and the Veris Cancer Care Platform.

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

Laboratory Certification, Accreditation and Licensing

Lucid’s CLIA-certified laboratory is subject to U.S. and state laws and regulations regarding the operation of clinical laboratories. CLIA requirements and laws of certain states, including those of California, New York, Maryland, Pennsylvania, Rhode Island and Florida, impose certification requirements for clinical laboratories, and establish standards for quality assurance and quality control, among other things. CLIA provides that a state may adopt different or more stringent regulations than federal law and permits states to apply for exemption from CLIA if the state’s laboratory laws are equivalent to, or more stringent than, CLIA. For example, the State of New York’s clinical laboratory regulations, which have received an exemption from CLIA, contain provisions that are in certain respects more stringent than federal law. Therefore, as long as New York maintains a licensure program that is CLIA-exempt, Lucid will need to comply with New York’s clinical laboratory regulations in order to offer Lucid clinical laboratory products and services in New York.

Lucid has current certificates to perform clinical laboratory testing. Clinical laboratories are subject to inspection by regulators and to sanctions for failing to comply with applicable requirements. Sanctions available under CLIA and certain state laws include prohibiting a laboratory from running tests, requiring a laboratory to implement a corrective plan, and imposing civil monetary penalties. If Lucid’s CLIA-certified laboratory fails to meet any applicable requirements of CLIA or state law, that failure could adversely affect any future CMS consideration of its technologies, prevent their approval entirely, and/or interrupt the commercial sale of any products and services and otherwise cause Lucid to incur significant expense.

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

Healthcare Reform

Current and future legislative proposals to further reform healthcare or reduce healthcare costs may result in lower reimbursement for our products, or for the procedures associated with the use of our products, or limit coverage of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products. Alternatively, the shift away from fee-for-service agreements to capitated payment models may support the value of our products which can be shown to decrease resource utilization and lead to cost saving-for both payors and providers.

HIPAA and Other Privacy Laws

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”) established comprehensive protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities”: health plans, healthcare clearinghouses, and healthcare providers that conduct certain healthcare transactions electronically. Covered Entities and their business associates must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information. Some of our activities, including at our Lucid Test Centers and within our clinical trials, involve interactions with patients and their health information which implicate HIPAA. Our activities also involve us entering into specific kinds of relationships with Covered Entities and business associates of Covered Entities, which also implicate HIPAA. Penalties for violations of HIPAA include civil money and criminal penalties.

Our activities must also comply with other applicable privacy laws, which impose restrictions on the access, use and disclosure of personal information. More state and international privacy laws are being adopted. Many state laws are not preempted by HIPAA because they are more stringent or are broader in scope than HIPAA. Since 2020 we have also had to comply with the California Consumer Privacy Act of 2018, which protects personal information other than health information covered by HIPAA. In the E.U., the General Data Protection Regulation (“GDPR”) took effect in May 2018 and imposes increasingly stringent data protection and privacy rules. All of these laws may impact our business and may change periodically, which could have an effect on our business operations if compliance becomes substantially costlier than under current requirements. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain stool, blood and other patient samples and associated patient information could significantly impact our business and our future business plans.

Self-Referral Law

The federal “self-referral” law, commonly referred to as the “Stark” law, provides that physicians who, personally or through a family member, have ownership interests in or compensation arrangements with a laboratory are prohibited from making a referral to that laboratory for laboratory tests reimbursable by Medicare, and also prohibits laboratories from submitting a claim for Medicare payments for laboratory tests referred by physicians who, personally or through a family member, have ownership interests in or compensation arrangements with the testing laboratory. The Stark law contains a number of specific exceptions which, if met, permit physicians who have ownership or compensation arrangements with a testing laboratory to make referrals to that laboratory and permit the laboratory to submit claims for Medicare payments for laboratory tests performed pursuant to such referrals. We are subject to comparable state laws, some of which apply to all payors regardless of source of payment, and do not contain identical exceptions to the Stark law.

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

Other Laws

Occupational Safety and Health

In addition to its comprehensive regulation of health and safety in the workplace in general, the Occupational Safety and Health Administration has established extensive requirements aimed specifically at laboratories and other healthcare-related facilities. In addition, because Lucid’s operations may require employees to use certain hazardous chemicals, Lucid also must comply with regulations on hazard communication and hazardous chemicals in laboratories. These regulations require Lucid, among other things, to develop written programs and plans, which must address methods for preventing and mitigating employee exposure, the use of personal protective equipment, and training.

Specimen Transportation

Our commercialization activities for EsoGuard subject Lucid to regulations of the Department of Transportation, the United States Postal Service, and the Centers for Disease Control and Prevention that apply to the surface and air transportation of clinical laboratory specimens.

Environmental

The cost of compliance with federal, state and local provisions related to the protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in the years ended December 31, 2022, 2021 and 2020.

Employees

Currently, as of March 9, 2023 we had 124 employees (all of whom were full-time employees), inclusive of our executive officers — our Chairman of the Board of Directors and Chief Executive Officer (“CEO”), our President and Chief Financial Officer (“CFO”), our Chief Operating Officer (“COO”), our Chief Medical Officer (“CMO”) and our General Counsel and Secretary (“General Counsel”). No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware on June 26, 2014. Our corporate headquarters address is 360 Madison Avenue, 25th Floor, New York, NY 10017, and our main telephone number is (212) 949-4319.

Available Information

We make available free of charge through our website (www.pavmed.com) our periodic reports and registration statements filed with the United States Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to the SEC.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:

Risks Related to Financial Position and Capital Resources

●	We have incurred operating losses since our inception and may not be able to achieve profitability.
●	Servicing our indebtedness may require a significant amount of cash, and the restrictive covenants contained in our indebtedness could adversely affect our business plan, liquidity, financial condition, and results of operations.
●	The March 2023 Senior Convertible Note has not been issued, and it may not be issued, including if certain closing conditions to the issuance of such note are not satisfied.
●	The accounting method for convertible debt securities that may be settled in cash, such as the Senior Convertible Notes, is the subject of recent changes that could have a material effect on our reported financial results.

Risks Associated with Our Business

●	We will need substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, eliminate or abandon growth initiatives or product development programs.
●	The markets in which we operate are highly competitive, and we may not be able to effectively compete against other providers of medical devices, particularly those with greater resources.
●	We have finite resources, which may restrict our success in commercializing our current products and other products we may develop, and we may be unsuccessful in entering into or maintaining third-party arrangements to support our internal efforts.
●	If we are unable to deploy and maintain effective sales, marketing and medical affairs capabilities, we will have difficulty achieving market awareness and selling our tests and other products.
●	Our products may never achieve market acceptance.
●	Recommendations, guidelines and quality metrics issued by various organizations may significantly affect payors’ willingness to cover, and healthcare providers’ willingness to prescribe, our products.
●	We or our third-party manufacturers may not have the manufacturing and processing capacity to meet the production requirements of clinical testing or consumer demand in a timely manner.
●	We currently perform our EsoGuard test in one laboratory facility. If demand for our EsoGuard test grows, we may lack adequate facility space and capabilities to meet increased processing requirements. Moreover, if these or any future facilities or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business could be materially harmed.
●	We may make investments in products we have not yet developed, and those investments may not be realized.
●	Our products and services may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
●	Our products and services may cause serious adverse side effects or even death or have other properties that could delay or prevent their regulatory approval, limit the commercial desirability of an approved label or result in significant negative consequences following any marketing approval.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
●	We may not be able to protect or enforce our intellectual property rights, which could impair our competitive position.
●	We may be subject to intellectual property infringement claims by third parties which could be costly to defend, divert management’s attention and resources, and may result in liability.
●	Competitors may violate our intellectual property rights, and we may bring litigation to protect and enforce our intellectual property rights, which may result in substantial expense and may divert our attention from implementing our business strategy.
●	Our business may suffer if we are unable to manage our growth.
●	Our officers may allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs. This conflict of interest could have a negative impact on our operations.
●	Our ability to be successful will be totally dependent upon the efforts of our key personnel.
●	Our officers and directors have fiduciary obligations to other companies and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business.
●	Our business may be adversely affected by health epidemics and or pandemics, including the COVID-19 pandemic.
●	Failure in our information technology or storage systems could significantly disrupt our operations and our research and development efforts, which could adversely impact our revenues, as well as our research, development and commercialization efforts.
●	We may become the subject of various claims, threats of litigation, litigation or investigations which could have a material adverse effect on our business, financial condition, results of operations or price of our common stock.

Risks Related to Regulatory Matters

●	Any future products or services we may develop may not be approved for sale in the U.S. or in any other country. In order to obtain approval, we may need to conduct clinical trials necessary to support a FDA 510(k) notice or PMA application will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.
●	The results of the Company’s clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects. In addition, delays or termination of our clinical trials may have an adverse impact on our ability to commercialize our product candidates.
●	Even if we receive regulatory approval for any product we may develop, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
●	Healthcare reform measures could hinder or prevent our products’ commercial success.
●	If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
●	The Company’s medical products may in the future be subject to product recalls that could harm its reputation, business and financial results.
●	If the Company’s medical products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
●	If the Company is found to be promoting the use of its devices for unapproved or “off-label” uses or engaging in other noncompliant activities, the Company may be subject to recalls, seizures, fines, penalties, injunctions, adverse publicity, prosecution, or other adverse actions, resulting in damage to its reputation and business.

Risks Associated with Ownership of Our Common Stock

●	We may issue shares of our common and /or preferred stock in the future which could reduce the equity interest of our stockholders and might cause a change in control of our ownership.
●	Our subsidiary Lucid may issue shares of its common and/or preferred stock in the future which could reduce the equity interest of PAVmed in Lucid and might cause us to cease to control a majority of the voting stock of Lucid.
●	Our management and their affiliates control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.
●	There can be no assurance that our common stock will continue to trade on the Nasdaq Capital Market or another national securities exchange.
●	A robust public market for our common stock may not be sustained, which could affect your ability to sell our common stock or depress the market price of our common stock.
●	Our stock price may be volatile, and purchasers of our securities could incur substantial losses.
●	Our outstanding warrants and other convertible securities may have an adverse effect on the market price of our common stock.
●	We do not intend to pay any dividends on our common stock at this time.
●	We are subject to evolving corporate governance and public disclosure expectations and regulations that impact compliance costs and risks of noncompliance.
●	We incur significant costs as a result of our and Lucid Diagnostics operating as a public company, and our management will be required to devote substantial time to compliance initiatives.
●	If we experience material weaknesses in our internal control over financial reporting in the future, our business may be harmed.
●	If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

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

We may be required to repay or redeem, or to pay interest on, the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note (collectively, the “Senior Convertible Notes”) or any future permitted indebtedness incurred by us or our subsidiaries, in cash. Despite our right to pay the interest and principal balance of the Senior Convertible Notes by issuing shares of our common stock, we may be required to repay such indebtedness in cash, if we do not meet certain customary equity conditions (including minimum price and volume thresholds) or in certain other circumstances. For example, we may be required to repay the outstanding principal balance and accrued but unpaid interest, along with a premium, upon the occurrence of certain changes of control or an event of default.

Our ability to make payments of the principal of, to pay interest on, or to redeem our indebtedness in cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We have not generated material revenue from operations to date, and our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. In addition, the Senior Convertible Notes contain, and any future indebtedness may contain, restrictive covenants, including financial covenants. These payment obligations and covenants could have important consequences on our business. In particular, they could:

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

The debt service requirements of any other permitted indebtedness we incur or issue in the future, as well as the restrictive covenants contained in the governing documents for any such indebtedness, could intensify these risks. For example, while the Company is currently in compliance with the financial covenants under the Senior Convertible Notes, from time to time since the date of issuance of such notes (including, in the case of the indebtedness to market capitalization ratio test under such notes, as of June 30, 2022 and December 31, 2022), the Company was not in compliance with certain financial covenants thereunder. While the holders of such notes agreed to waive any such non-compliance during such aforementioned time periods, there can be no assurance that it will do so in the future.

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

The March 2023 Senior Convertible Note has not been issued, and it may not be issued, including if certain closing conditions to the issuance of such note are not satisfied.

On March 13, 2023, Lucid entered into the Lucid SPA, pursuant to which Lucid anticipates issuing the March 2023 Lucid Senior Convertible Note. However, such issuance is subject to certain closing conditions, some of which are outside of Lucid’s control. If any of the closing conditions to the issuance of the March 2023 Lucid Senior Convertible Note are not met, or if the Lucid Investor fails to purchase the March 2023 Lucid Senior Convertible Note when required to do so under the Lucid SPA, the note may not be issued.

The accounting method for convertible debt securities that may be settled in cash, such as the Senior Convertible Notes, is the subject of recent changes that could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or “ASC 470-20.” Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Senior Convertible Notes) that may be settled entirely or partially in cash in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Senior Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Senior Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Senior Convertible Notes to their face amount over the term of the Senior Convertible Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, and the market price of our common stock.

In addition, under certain circumstances, convertible debt instruments (such as the Senior Convertible Notes) that may be settled entirely or partially in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Senior Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Senior Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of our common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Senior Convertible Notes, then our diluted earnings per share would be adversely affected.

Risks Associated with Our Business

We will need substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, eliminate or abandon growth initiatives or product development programs.

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

We have only two products, EsoGuard and the Veris Cancer Care Platform, that we are actively seeking to commercialize, and have not generated substantial revenue from product sales to date. We have limited experience managing a sales force, customer support operation, manufacturing and clinical laboratory operations for multiple products in multiple locations with divergent regulatory requirements. We may encounter difficulties retaining and managing the specialized workforce these activities require. We may seek to partner with others to assist us with any or all of these functions. Additionally, we may be unable to find appropriate third parties with whom to enter into these arrangements.

If we are unable to deploy and maintain effective sales, marketing and medical affairs capabilities, we will have difficulty achieving market awareness and selling our tests and other products.

To achieve commercial success for our EsoGuard test and the Veris Cancer Care Platform, as well as any products we commercialize in the future, we must continue to develop and grow our sales, marketing and medical affairs organizations to effectively explain to healthcare providers the reliability, effectiveness and benefits of our current and future tests and other products as compared to alternatives. We may not be able to successfully manage our dispersed or inside sales forces or our sales force may not be effective. Because of the competition for their services, we may be unable to hire, partner with or retain additional qualified sales representatives or marketing or medical affairs personnel, either as our employees or independent contractors or through independent sales or other third-party organizations. Market competition for commercial, marketing and medical affairs talent is significant, and we may not be able to hire or retain such talent on commercially reasonable terms, if at all.

Establishing and maintaining sales, marketing and medical affairs capabilities will be expensive and time-consuming. Our expenses associated with maintaining our sales force may be disproportional compared to the revenues we may be able to generate on sales of our EsoGuard test and the Veris Cancer Care Platform or any future tests or other products, and in order to establish and maintain these capabilities may required our raising additional capital, which we may be unable to do.

Our products may never achieve market acceptance.

To date, we have not generated significant sales revenues from our products and services. Our ability to generate sales revenues from product and services, and to achieve profitability will depend upon our ability to successfully commercialize our products and services. As we only recently began to market our two products and services for sale, we have no basis to predict whether our current products and services (or potential future products and services) will achieve market acceptance. A number of factors may limit the market acceptance of any of our products, including:

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

Recommendations, guidelines and quality metrics issued by various organizations may significantly affect payors’ willingness to cover, and healthcare providers’ willingness to prescribe, our products.

Securing influential recommendations, inclusion in healthcare guidelines and inclusion in quality measures are keys to our healthcare provider and payor engagement strategies. These guidelines, recommendations and quality metrics may shape payors’ coverage decisions and healthcare providers’ cancer screening procedures. There can be no assurance that we will be able to secure such recommendations or inclusion in healthcare guidelines and inclusion in quality measures. Any such failures could have a material impact on our ability to commercialize our products.

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

For some of our products, we or our third-party manufacturers will need to have sufficient production and processing capacity in order to conduct human clinical trials, to produce products for commercial sale at an acceptable cost. We have limited experience in large-scale product manufacturing, nor do we have the resources or facilities to manufacture most of our products on a commercial scale. We cannot guarantee that we or our third-party manufacturers will be able to increase capacity in a timely or cost-effective manner, or at all.

Initially, we will not directly manufacture our products and will rely on third parties to do so for us. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize products as planned. In addition, we may not be able to contract with third parties to manufacture our products in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, may delay clinical development or submission of products for regulatory approval or otherwise may impair our competitive position. We may not be able to enter into or maintain relationships with manufacturers that comply with good manufacturing practices. If a product manufacturer fails to comply with good manufacturing practices, we could experience significant time delays or we may be unable to commercialize or continue to market the products. Changes in our manufacturers could require costly new product testing and facility compliance inspections. In the United States, failure to comply with good manufacturing practices or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, and potential criminal and civil liability on the part of a company and its officers and employees. Because of these and other factors, we may not be able to replace our manufacturing capacity quickly or efficiently in the event that our manufacturers are unable to manufacture our products at one or more of their facilities. As a result, the sales and marketing of our products could be delayed or we could be forced to develop our own manufacturing capacity, which could require substantial additional funds and personnel and compliance with extensive regulations.

The manufacturing processes for our products have not yet been tested at commercial levels, and it may not be possible to manufacture or process these materials in a cost-effective manner.

We currently perform our EsoGuard test in one laboratory facility. If demand for our EsoGuard test grows, we may lack adequate facility space and capabilities to meet increased processing requirements. Moreover, if these or any future facilities or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business could be materially harmed.

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

We may make investments in products we have not yet developed, and those investments may not be realized.

While we are currently focused on the commercialization of our EsoGuard test and the Veris Cancer Care Platform, technology remains an important component of our business and growth strategy, and our success may depend on the development, implementation and acceptance of new products. Commitments to develop new products must be made well in advance of any resulting sales, and technologies and standards may change during development, potentially rendering our products outdated or uncompetitive before their introduction. Our ability to develop products to meet evolving industry requirements and at prices acceptable to our customers will be significant factors in determining our competitiveness. We may expend considerable funds and other resources on the development of new products without any guarantee these products will be successful. If we are not successful in bringing one or more products to market, whether because we fail to address marketplace demand, fail to develop viable technologies or otherwise, we may not generate any revenues and our results of operations could be seriously harmed.

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

We cannot be assured that any of our pending patent applications will result in the issuance of a patent to us. The U.S. Patent and Trademark Office (the “PTO”), or the applicable authorized in other countries in which we may seek to protect our intellectual property rights, may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO, or foreign patent offices. Patents that may be issued to or licensed by us in the future may expire or may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related technologies. Upon expiration of our issued or licensed patents, we may lose some of our rights to exclude others from making, using, selling or importing products using the technology based on the expired patents. There is no assurance that competitors will not be able to design around our patents.

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

If we fail to effectively manage our growth, our ability to execute our business strategy could be impaired. Any unanticipated rapid growth of our business may place a strain on our management, operations and financial systems. We need to ensure our existing systems and controls are adequate to support our business and its anticipated growth.

Our officers may allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs. This conflict of interest could have a negative impact on our operations.

Our officers are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. Certain of our officers are engaged in other business endeavors. If our officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our operations. We cannot assure you these conflicts will be resolved in our favor.

Our ability to be successful will be totally dependent upon the efforts of our key personnel.

Our ability to successfully carry out our business plan is dependent upon the efforts of our key personnel. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. The unexpected loss of the services of our key personnel could have a detrimental effect on us. We may also be unable to attract and retain additional key personnel in the future. As of March 9, 2023, we only have 672,190 shares available for issuance under our long-term incentive plan, which could limit our ability to attract and retain key personnel, until such amount is increased. An inability to attract and retain key personnel may impact our ability to continue and grow our operations.

Our officers and directors have fiduciary obligations to other companies and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Certain of our officers and directors have fiduciary obligations to other companies engaged in medical device business activities. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our business. As a result, a potential business opportunity may be presented by certain members of our board or management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in such a transaction.

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

Our business may be adversely affected by health epidemics and or pandemics, including the COVID-19 pandemic.

The COVID-19 pandemic may have an adverse impact on our operations, supply chains, and distribution systems and /or those of our contractors of our laboratory partner, and increase our expenses, including as a result of impacts associated with preventive and precautionary measures being taken, restrictions on travel, quarantine polices. Such adverse impact may include, for example, the inability of our employees and /or those of our contractors or laboratory partner to perform their work or curtail their services provided to us.

In addition, the COVID-19 pandemic has disrupted the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay United States Food and Drug Administration (“FDA”) approval with respect to our products.

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

We may become the subject of various claims, threats of litigation, litigation or investigations which could have a material adverse effect on our business, financial condition, results of operations or price of our common stock.

We may become subject to various claims, threats of litigation, litigation or investigations, including commercial disputes and employee claims, and from time to time may be involved in governmental or regulatory investigations or similar matters. Any claims asserted against us or our management, regardless of merit or eventual outcome, could harm our reputation and have an adverse impact on our relationship with our clients, distribution partners and other third parties and could lead to additional related claims. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, financial condition, results of operations and price of our common stock.

Risks Relating to Regulatory Matters

Any future products or services we may develop may not be approved for sale in the U.S. or in any other country. In order to obtain approval, we may need to conduct clinical trials necessary to support a FDA 510(k) notice or PMA application will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.

Our only products for which we have obtained approval or clearance from the FDA or a comparable foreign regulatory authority is our EsoCheck cell sample collection device and our CarpX minimally invasive surgical device. In certain limited circumstances, we also may market our products without such approval or clearance, as is the case for the EsoGuard LDT. Generally, however, neither we nor any future collaboration partner can commercialize any products we may develop in the U.S. or in any foreign country without first obtaining regulatory approval for the product, where applicable, from the FDA or comparable foreign regulatory authorities. The approval route in the U.S. for any products we may develop may be either via the PMA process, a de novo 510(k) pathway, or traditional 510(k). The PMA approval process is more complex, costly and time consuming than the 510(k) process. Additional randomized, controlled clinical trials may be necessary to obtain approval. The approval process may take several years to complete and may never be obtained. Before obtaining regulatory approvals for the commercial sale of any product we may develop in the U.S., we must demonstrate with substantial evidence, gathered in preclinical and well-controlled clinical studies, that the planned products are safe and effective for use for that target indication. We may not conduct such a trial or may not successfully enroll or complete any such trial. Any products we may develop may not achieve the required primary endpoint in the clinical trial and may not receive regulatory approval. We must also demonstrate that the manufacturing facilities, processes and controls for any products we may develop are adequate. Moreover, obtaining regulatory approval in one country for marketing of any products we may develop does not ensure we will be able to obtain regulatory approval in other countries, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.

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

The results of the Company’s clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects. In addition, delays or termination of our clinical trials may have an adverse impact on our ability to commercialize our product candidates.

Because of unanticipated delays, the Company has been unable to successfully complete its clinical trials related to the EsoGuard test to generate clinical utility data showing that the results of the test influence’s provider decisionmaking in providing medical care. As such clinical utility data is important to decisions by payor’s to provide reimbursement for the test, continued delays in such trials will adversely impact our ability to commercialize the EsoGuard test and generate revenues from sales of the same.

Even if any of the Company’s clinical trials are completed as planned, it cannot be certain that study results will support product candidate claims or that the FDA or foreign regulatory authorities will agree with our conclusions regarding them. Success in pre-clinical evaluation and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses or otherwise influence medical decisions in the manner we need to show to evidence the clinical utility of our product candidates, which could cause us to abandon a product candidate and may delay development of others. In addition, if clinical data does not support our product candidate claims, the FDA could then bring legal or regulatory enforcement actions against the Company and/or its products including, but not limited to, recalls or requirements for pre-market 510(k) authorizations. The Company can give no assurance that its data will be substantiated in studies involving more patients. In such a case, the Company may never achieve significant revenues or profitability. Any delay or termination of our clinical trials will delay the filing of any related product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues (in particular where evidence of clinical utility is a critical factor to payor’s decisions around reimbursement). It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.

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

Healthcare reform measures could hinder or prevent our products’ commercial success.

There likely will be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of health care may adversely affect:

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

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to raise additional funds or in connection with any strategic acquisition. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

Our subsidiary Lucid may issue shares of its common and/or preferred stock in the future which could reduce the equity interest of PAVmed in Lucid and might cause us to cease to control a majority of the voting stock of Lucid.

As of the date hereof, our subsidiary Lucid has sold $13.625 million in shares of Series A Preferred Stock. If the maximum amount of common stock underlying such securities were issued, the percentage of shares of Lucid common stock held by PAVmed would be reduced from approximately 72% to approximately 59%. This reduced percentage would be further diluted in the event of future convertible debt or stock issuances by Lucid or by issuances under Lucid’s long-term incentive plan and employee stock purchase plan. While PAVmed would still retain a large ownership interest in Lucid in such event, it may cease to control the vote on matters requiring shareholder approval, including the election of Lucid’s board of directors.

Our management and their affiliates control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

As of December 31, 2022, our management and their affiliates collectively owned approximately 10% of our issued and outstanding shares of common stock. Accordingly, these individuals would have considerable influence regarding the outcome of any transaction that requires stockholder approval. Furthermore, our Board of Directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” Board of Directors, only a minority of the Board of Directors will be considered for election in any given year and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome.

There can be no assurance that our common stock will continue to trade on the Nasdaq Capital Market or another national securities exchange.

There can be no assurance that we will be able to continue to meet Nasdaq Capital Market listing standards. If we are unable to maintain compliance with all applicable listing standards, our common stock may no longer be listed on the Nasdaq Capital Market or another national securities exchange and the liquidity and market price of our common stock may be adversely affected. On December 29, 2022, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that, for the prior 30 consecutive business days (through December 28, 2022), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market. The notification letter stated that the Company would be afforded 180 calendar days (until June 27, 2023) to regain compliance. The Company intends to regain compliance through a reverse stock split. A special annual meeting at which the reverse stock split will be voted on is scheduled for March 31, 2023. However, there can be no assurance that the Company will be able to obtain the requisite shareholder vote to approve such a transaction.

A robust public market for our common stock may not be sustained, which could affect your ability to sell our common stock or depress the market price of our common stock.

We are unable to predict whether an active trading market for our common stock will be sustained. If an active market is not sustained for any reason, it may be difficult for you to sell your securities at the time you wish to sell them, at a price that is attractive to you, or at all. If the proposed reverse stock split discussed above is completed, the related reduction in outstanding shares would likely reduce the liquidity in our common stock.

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

As of December 31, 2022, there were 94,510,537 shares of our common stock issued and outstanding, and, as of such date, we also had issued and outstanding:

(i) stock options to purchase 11,568,655 shares of our common stock at a weighted average exercise price of $2.71 per share, with such total number inclusive of both stock options granted under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan (“PAVmed Inc. 2014 Equity Plan”);and 2,563,843 shares of our common stock reserved for issuance, but not subject to outstanding stock-based equity awards under the PAVmed Inc. 2014 Equity Plan; and 626,081 shares of our common stock reserved for issuance under the PAVmed Inc. Employee Stock Purchase Plan (“PAVmed Inc. ESPP”)

(ii) Series Z Warrants to purchase 11,937,450 shares of our common stock at an exercise price of $1.60 per share; and

(iii) Series B Convertible Preferred Stock of 1,205,759 shares, convertible into the same number of shares of our common stock.

In addition, the Senior Convertible Notes have a current outstanding principal amount of $32.7 million, which are convertible into 6,549,400 shares of our common stock (assuming the Senior Convertible Notes were converted in full on such date at the initial fixed conversion price of $5.00 per share). The number of shares of our common stock underlying the Senior Convertible Notes may increase if we conduct additional closings under the March 2022 SPA, pursuant to which we may issue Senior Convertible Notes with up to an additional $11,250,000 of principal amount. Furthermore, the number of shares of common stock to be issued under the Senior Convertible Notes may be substantially greater than the estimate set forth in this paragraph, if we pay the interest and the installments of principal in shares of our common stock, because in such cases (and in certain other cases as described elsewhere in this Annual Report on Form 10-K) the number of shares issued will be determined based on the then current market price (but in any event not more than fixed conversion price per share or less than a floor price specified in the notes). We cannot predict the market price of our common stock at any future date, and therefore, we are unable to accurately forecast or predict the total amount of shares that ultimately may be issued under these notes. In addition, the number of shares issued under these notes may be substantially greater if we voluntarily lower the conversion price, which we are permitted to do pursuant to the terms thereof.

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

We incur significant costs as a result of our and Lucid Diagnostics operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

As a public company, with a majority-owned subsidiary that is also a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, the other rules and regulations of the Securities and Exchange Commission, or SEC, and the rules and regulations of Nasdaq or any other national securities exchange on which our securities are then trading. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. For example, the Sarbanes-Oxley Act and the rules of the SEC and Nasdaq have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel devote a substantial amount of time to these compliance initiatives. These rules and regulations result in significant legal and financial compliance costs and make some activities more time-consuming and costlier.

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

Under our management services agreement with Lucid Diagnostics, many of our personnel and other resources are devoted to ensuring Lucid Diagnostics complies with the above requirements applicable to public companies. This further exhausts management and other personnel resources that could be used for other revenue-generating activities.

If we experience material weaknesses in our internal control over financial reporting in the future, our business may be harmed.

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

Although our management determined that our internal control over financial reporting was effective as of December 31, 2022, we may experience material weaknesses in our internal control over financial reporting in the future. Any necessary remediation efforts would place a significant burden on management and add increased pressure to our financial resources and processes. If we were are unable to successfully remediate any material weaknesses in our internal control over financial reporting that may be identified in the future in a timely manner, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness may be adversely affected; we may be unable to maintain or regain compliance with applicable securities laws, the listing requirements of the Nasdaq Stock Market; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; our reputation may be harmed; and our stock price may decline.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Property

Our corporate offices are located at 360 Madison Avenue, 25th Floor, New York, NY 10017. The lease for this space is for seven years and eight months, starting on February 1, 2023, and may not be terminated prior to expiration of its stated term, except in limited circumstances due to misconduct by our landlord. The Company or its subsidiaries also have entered into leases for a research and development facility in Massachusetts with 7,375 square feet, which has a remaining term of 4.25 years, a CLIA laboratory in California with 21,019 square feet, which has a remaining term of 2 years, and an office space in Pennsylvania with 4,300 square feet, which has a remaining term of 4.8 years. We also have lease agreements for our Lucid Test Centers in various locations in Arizona, California, Colorado, Florida, Idaho, Illinois, Nevada, Ohio, Oregon, Texas and Utah that in the aggregate approximate 11,429 square feet. At this time, we consider our facility space to be commensurate with our current operations. Notwithstanding, we may obtain additional space in the future, as warranted by our business operations.

Effective with the respective lease commencement dates, subsequent to December 31, 2022, the Company and its subsidiaries have entered into additional lease agreements for additional Lucid Testing Centers with an aggregate of approximately 2,046 square feet.

Item 3. Legal Proceedings

See Note 12, Commitment and Contingencies - Legal Proceedings, of the consolidated financial statements included in this Annual Report, for a description of certain material legal proceedings involving the Company, which description is incorporated herein by reference.

Delaware Court of Chancery Complaint

On November 2, 2020, a stockholder of the Company, on behalf of himself and other similarly situated stockholders, filed a complaint in the Delaware Court of Chancery alleging broker non-votes were not properly counted in accordance with the Company’s bylaws at the Company’s Annual Meeting of Stockholders on July 24, 2020, and, as a result, asserted certain matters deemed to have been approved were not so approved (including matters relating to the increase in the size of the PAVmed Inc. 2014 Long-Term Incentive Equity Plan and the PAVmed Inc. Employee Stock Purchase Plan). The relief sought under the complaint included certain corrective actions by the Company, but did not seek any specific monetary damages. The Company did not believe it was clear the prior approval of these matters was invalid or otherwise ineffective. However, to avoid any uncertainty and the expense of further litigation, on January 5, 2021, the Company’s board of directors determined it would be advisable and in the best interests of the Company and its stockholders to re-submit these proposals to the Company’s stockholders for ratification and/or approval. In this regard, the Company held a special meeting of stockholders on March 4, 2021, at which such matters were ratified and approved. The parties reached agreement on a Settlement Term Sheet Agreement, dated January 28, 2021, to settle the complaint, the terms of which did not contemplate payment of monetary damages to the putative class in the proceeding. In connection with the foregoing, on August 3, 2022, the parties agreed that plaintiff’s counsel would not seek an award from the Court in excess of $450,000, to be paid by the Company, upon Court approval, as compensation for the benefits conferred by the settlement, and the Company would not object to an award of up to such maximum amount. The settlement and a plaintiff’s fee award of $450,000 were approved by the Court on November 3, 2022, with such award having been subsequently paid by the Company in December 2022.

Benchmark Investments, Inc. / Benchmark Investments LLC

On December 23, 2020, Benchmark Investments, Inc. filed a complaint against the Company in the U.S. District Court of the Southern District of New York alleging the registered direct offerings of shares of common stock of the Company completed in December 2020 were in violation of provisions set forth in an engagement letter between the Company and Kingswood Capital Markets, a “division” of Benchmark Investments, Inc. On December 16, 2021, the court granted PAVmed’s motion to dismiss the case for lack of subject matter jurisdiction. On February 7, 2022, Benchmark Investments LLC, which claimed to be a successor to Benchmark Investments, Inc., filed a new complaint in the Supreme Court of the State of New York, New York County, asserting claims similar to those in the federal action, and adding to its allegations that financings conducted by the Company in January 2021 and February 2021 also violated the Company’s engagement letter with Kingswood Capital Markets. In November 2022, the Company filed its answer to such complaint and asserted certain counterclaims against Kingswood Capital Markets, including for fraudulent inducement and breach of contract. The Company disagrees with the allegations made by Kingswood Capital Markets set forth in the complaint and intends to vigorously contest the complaint. On February 13, 2023, the Company entered into a settlement agreement (the “Settlement Agreement”) with EF Hutton, a division of Benchmark Investments, LLC (f/k/a Kingswood Capital Markets, a division of Benchmark Investments, Inc.) (“EF Hutton”) and Benchmark Investments, LLC (f/k/a Benchmark Investments, Inc.). Under the Settlement Agreement, the Company agreed to pay EF Hutton $450,000 in full and final satisfaction of all claims and disputes the parties made or could have made against one another arising out of or relating in any way to the above described actions. The Settlement Agreement also included a mutual release and certain other covenants that are customary for agreements of this nature. On February 17, 2023, the Company wired the settlement payment to EF Hutton. On that same date, the parties filed a stipulation of discontinuance, ending the action and resolving the dispute.

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

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is traded on the Nasdaq Capital Market under the symbol “PAVM” and our Series Z Warrants are traded on the Nasdaq Capital Market under the symbol “PAVMZ.” On December 29, 2022, we received a notice from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days (through December 28, 2022), the closing bid price of our common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until June 27, 2023) to regain compliance. See “Recent Developments—Business—Nasdaq Notice” in Item 7 below for more information.

Holders

As of March 9, 2023, there were 98,419,795 shares of our common stock outstanding. Our shares of common stock are held by an estimated 214 holders of record and we believe our shares of common stock are held by significantly more beneficial owners.

Dividends

Common Stock

We have not paid any cash dividends on our common stock to date. Any future decisions regarding dividends will be made by our board of directors. We do not anticipate paying dividends in the foreseeable future but expect to retain earnings to finance the growth of our business. Subject to the restrictions described below and applicable law, our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, amongst and other factors deemed relevant.

As long as the Senior Convertible Notes (see “Liquidity and Capital Resources” in Item 7 below) are outstanding, we may not, directly or indirectly, redeem, or declare or pay any cash dividend or cash distribution on, any of our securities without the prior express written consent of the purchasers of the Senior Convertible Notes (other than as required by the Series B Convertible Preferred Stock). Furthermore, our common stock is junior to the Series B Convertible Preferred Stock with respect to dividends.

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock has a par value of $0.001 per share, no voting rights, a stated value of $3.00 per share, and at the holders’ election, is convertible into shares of our common stock at a conversion price of $3.00 per share.

The Series B Convertible Preferred Stock accrues dividends at a rate of 8% per annum based on the $3.00 per share stated value. Dividends are payable in arrears on January 1, April 1, July 1, and October 1, 2023. Dividends accrue and cumulate whether or not declared by our board of directors. All accumulated and unpaid dividends compound quarterly at the rate of 8% of the stated value per annum. Dividends are payable at our election in any combination of shares of Series B Convertible Preferred Stock, cash or shares of our common stock.

During the periods ended December 31, 2022 and 2021, respectively, at each of the respective holders’ election, a total of 45 and 210,448 shares of Series B Convertible Preferred Stock were converted into the same number of shares of common stock of PAVmed Inc.

During the period ended December 31, 2022, the Company’s board of directors declared an aggregate of approximately $276 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2021, March 31, 2022, June 30, 2022, and September 30, 2022, which have been settled by the issue of an additional aggregate 91,885 shares of Series B Convertible Preferred Stock.

During the period ended December 31, 2021, the Company’s board of directors declared an aggregate of approximately $288 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021, which have been settled by the issue of an additional aggregate 96,262 shares of Series B Convertible Preferred Stock.

Subsequent to December 31, 2022, in January 2023, the Company’s board of directors declared a Series B Convertible Preferred Stock dividend earned as of December 31, 2022 and payable as of January 1, 2023, of approximately $72, to be settled by the issue of an additional 24,128 shares of Series B Convertible Preferred Stock (with such dividend not recognized as a dividend payable as of December 31, 2022, as the Company’s board of directors had not declared such dividends payable as of such date).

Recent Sales of Unregistered Securities

Except as previously disclosed in our current reports on Form 8-K and quarterly reports on Form 10-Q or as described under the heading “Recent Developments—Financing” in Item 7 below, we did not sell any unregistered securities or repurchase any of our securities during the fiscal year ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (the “Financial Statements”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the “Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context otherwise requires, references herein to “we”, “us”, and “our”, and to the “Company” or “PAVmed” are to PAVmed Inc. and Subsidiaries, including its majority-owned subsidiaries, including Lucid Diagnostics Inc. (“Lucid Diagnostics” or “LUCID”) and Veris Health Inc. (“Veris Health” or “VERIS”).

Overview

PAVmed is a highly differentiated, multi-product, commercial-stage medical technology company organized to advance a broad pipeline of innovative medical technologies from concept to commercialization, employing a business model focused on capital efficiency and speed to market.

Our current central focus is predominantly on commercial expansion and execution including the acceleration of EsoGuard and Veris Cancer Care Platform commercialization. As resources permit, we will continue to explore internal and external innovations that fulfill our project selection criteria without limiting ourselves to any target specialty or condition. More broadly, we strive to maintain balance within our pipeline with shorter-term, lower-risk projects with the prospect for rapid commercialization and revenue generation supporting development of longer-term projects. At the same time, we are continuously re-assessing each project’s long-term commercial potential relative to other projects in our pipeline, accelerating or decelerating the project and reallocating resources accordingly.

The Company operates in one segment as a medical technology company, with the following lines of business: Diagnostics, Medical Devices and Digital Health. Above in Part I, Item 1 - Business is a summary of each of our key products within these sectors, including in particular EsoGuard and the Veris Cancer Care Platform, currently our two leading products. We are also pursuing a number of research and development project and product opportunities across these three lines of business, which have either been developed internally or have been presented to us by clinician innovators and academic medical institutions for consideration..

Recent Developments

Business

Status of Lucid Clinical Trials

Lucid is currently seeking to accelerate its collection of clinical utility data through a range of trials that can be efficiently executed. These efforts include a planned investigator-initiated, retrospective analysis of prospectively collected data on the approximately 400 San Antonio fire fighters who underwent testing as part of a community-sponsored cancer awareness event (in respect of which we expect to publish results in the first half of 2023); an ongoing investigator-initiated, retrospective, single-center, study with 500 patients (in respect of which we expect to publish results mid-2023), a virtual-patient randomized controlled trial with intended recruitment of 100-200 physician participants (in respect of which we expect to publish results this year); a Lucid-sponsored multi-center, prospective, observational study with 500 patients; and a Lucid-sponsored registry at existing Lucid Test Centers, whereby all patients undergoing EsoCheck testing will be given the opportunity to provide informed consent and contribute data about their risk factors, EsoGuard results, and subsequent diagnostic and/or therapeutic journey. Both Lucid-sponsored observational/registry studies expect to have preliminary results and/or interim analysis before the end of 2023.

As previously disclosed, consequently, Lucid has decided to delay for the time being the two previously commenced clinical trials, the “EsoGuard screening study” (“BE-1”) and the “EsoGuard case-control study” (“BE-2”), as Lucid is devoting our clinical resources to the studies cited above, which we expect will more efficiently generate the clinical data Lucid is currently prioritzing to drive EsoGuard commercialization.

LucidDx Labs Laboratory Operations Update

On February 14, 2023, Lucid Diagnostics and LucidDx Labs Inc. entered into an agreement (the “MSA Termination Agreement”) with RDx, pursuant to which the parties mutually agreed to terminate the MSA-RDx without cause. The termination was effective as February 10, 2023. Until the termination of the MSA-RDx, RDx had continued to provide certain testing and related services for the Laboratory in accordance with the terms of the MSA-RDx. Recently, however, Lucid accelerated the development of internal resources necessary to operate the Laboratory entirely on its own. Accordingly, the Company believes that termination of the MSA-RDx will improve the efficiency of the performance of the EsoGuard assay.

Among other things, the MSA Termination Agreement reduces the remaining amounts of the earnout payments and management fees due under the APA-RDx and the MSA-RDx to $725,000 (from the $3,450,000 that would otherwise have been payable under the APA and MSA if the MSA had remained in effect through the balance of its stated term), resulting in a net savings to Lucid Diagnostics of $2,725,000. The payment was satisfied through the issuance of 553,436 shares of Lucid Diagnostics’ common stock on February 25, 2023. Lucid Diagnostics was not required to make any cash payments in connection with the termination.

#CheckYourFoodTube Events

In January 2023, Lucid successfully completed its first #CheckYourFoodTube Precancer Testing Event, in partnership with Rachelle Hamblin, M.D., M.P.H., and the San Antonio Fire Department (SAFD), to detect esophageal precancer in at-risk members of the department. The SAFD testing event was held over two weekends in January, which has been designated as Firefighter Cancer Awareness Month by the International Association of Fire Fighters (IAFF). A total of 391 members, nearly one-quarter of the department, who were deemed by Dr. Hamblin to be at-risk for esophageal precancer, underwent a brief, on-site, noninvasive cell collection procedure, performed by Lucid clinical personnel using its EsoCheck® Esophageal Cell Collection Device. Firefighters with suspected esophageal precancer based on a positive EsoGuard result were identified, including some less than forty years of age, and will undergo appropriate monitoring and treatment, as indicated by clinical practice guidelines, to prevent progression to esophageal cancer. These events, which Lucid looks to expand across the country, are an extension of Lucid’s recently introduced and expanding satellite Lucid Test Center (sLTC) program, which brings our precancer testing directly to patients—at their physician’s office and now at large testing day events. Lucid demonstrated that its nurse practitioners can each perform up to fifty EsoCheck procedures in a day, and its laboratory team handled over two hundred incoming samples in a day, while maintaining turnaround times at target. These successes provide an excellent foundation for future testing events as we continue to drive EsoGuard commercialization using all the tools at our disposal.

Veris Health Commercialization Update

In December 2022, Veris Health signed a license agreement for the Veris CCP software with its first customer, New Jersey Cancer Care. Since, Veris Health onboarded the first cohort of patients of that practice onto the Veris CCP as well, and has signed license agreements with two additional cancer centers. These successes lay the groundwork for Veris Health’s expansion plans with respect to the Veris CCP software as it seeks to onboard cancer centers and patients across the country.

NASDAQ Notice

On December 29, 2022, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days (through December 28, 2022), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until June 27, 2023) to regain compliance. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days. In February 2023, the Company distributed a proxy statement for a special meeting of shareholders to be held on March 31, 2023 (the “Special Meeting”), at which the Company will be seeking approval of an amendment to the Company’s Certificate of Incorporation, to effect, at any time prior to the one-year anniversary date of the Special Meeting, (i) a reverse split of the Company’s outstanding shares of common stock at a specific ratio, ranging from 1-for-5 to 1-for-15, to be determined by the board of directors of the Company in its sole discretion, and (ii) an associated reduction in the number of shares of common stock the Company is authorized to issue, from 250,000,000 shares to 50,000,000 shares. If the proposed reverse stock split is approved and implemented, the Company anticipates it will regain compliance with the Nasdaq requirements for continued listing.

Payroll and Benefit Expense Reimbursement Agreement

On November 30, 2022, PAVmed and Lucid entered into a payroll and benefit expense reimbursement agreement (the “PBERA”). Historically, PAVmed has paid for certain payroll and benefit-related expenses in respect of Lucid’’s personnel on behalf of Lucid, and Lucid has reimbursed PAVmed for the same. Pursuant to the PBERA, PAVmed will continue to pay such expenses, and Lucid will continue to reimburse PAVmed for the same. The PBERA now provides that the expenses will be reimbursed on a quarterly basis or at such other frequency as the parties may determine, in cash or, subject to approval by the board of directors of each of PAVmed and Lucid, in shares of Lucid’s common stock, with such shares valued at the volume weighted average price of such stock during the final ten trading days preceding the later of the two dates on which such stock issuance is approved by the board of directors of each of PAVmed and Lucid (subject to a floor price of $0.40 per share), or in a combination of cash and shares. However, in no event shall Lucid issue any shares of its common stock to PAVmed in satisfaction of all or any portion of the expenses if the issuance of such shares of its common stock would exceed the maximum number of shares of common stock that the Issuer may issue under the rules or regulations of The Nasdaq Stock Market LLC (“Nasdaq”), unless Lucid obtains the approval of its stockholders as required by the applicable rules of the Nasdaq for issuances of shares of its common stock in excess of such amount.

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

See Note 14, Debt, to the Financial Statements for further discussion of the SPA dated March 31, 2022 and the senior convertible notes.

Lucid Diagnostics Inc. - Committed Equity Facility and ATM Facility

In March 2022, our majority-owned subsidiary, Lucid Diagnostics, entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the facility, Cantor committed to purchase up to $50 million of Lucid Diagnostics common stock from time to time upon the request of Lucid Diagnostics. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows Lucid Diagnostics to raise primary capital on a periodic basis at prices based on the existing market price. Through December 31, 2022, 680,263 shares of common stock of Lucid Diagnostics were issued under this facility for total proceeds of approximately $1.8 million.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor Fitzgerald & Co. In the year ended December 31, 2022, there were no Lucid Diagnostics shares sold through their at-the-market equity facility. Subsequent to December 31, 2022, through March 9, 2023, Lucid Diagnostics sold 230,068 shares through its at-the-market equity facility for approximately $0.3 million.

Lucid Diagnostics - Series A Preferred Stock Offering

On March 7, 2023, Lucid entered into subscription agreements for the sale of 13,625 shares (the “Lucid Series A Preferred Stock”). Each share of the Lucid Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The terms of the Lucid Series A Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of Lucid common stock into which such Lucid Series A Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The Lucid Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Lucid Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

Lucid Diagnostics - Private Placement - Securities Purchase Agreement

Effective as of March 13, 2023, Lucid entered into a Securities Purchase Agreement (“Lucid SPA”) with an accredited institutional investor (“Lucid Investor”, “Lucid Lender”, and /or “Lucid Holder”), pursuant to which Lucid agreed to sell, and the Lucid Investor agreed to purchase a Senior Secured Convertible Note with a face value principal of up to $11.1 million (the “March 2023 Lucid Senior Convertible Note”). The issuance of the March 2023 Lucid Senior Convertible Note is subject to customary closing conditions.

The March 2023 Lucid Senior Secured Convertible Note would have a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of Lucid’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of the two-year anniversary of the date of issuance. The March 2023 Lucid Senior Convertible Note would be convertible into or otherwise paid in shares of Lucid’s common stock.

Under the March 2023 Lucid Senior Convertible Note, Lucid is and would be subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the March 2023 Lucid Senior Convertible Note, Lucid would also be subject to financial covenants requiring that (i) the amount of Lucid’s available cash equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the Lucid SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) Lucid’s average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that Lucid’s market capitalization shall at no time be less than an amount to be agreed upon.

Results of Operations

Overview

Revenue

The Company recognized revenue resulting from the delivery of patient EsoGuard test results when the Company considered the collection of such consideration to be probable to the extent that it is unconstrained. Additionally, revenue was recognized with respect to the EsoGuard Commercialization Agreement, dated August 1, 2021, between the Lucid Diagnostics Inc. and ResearchDx Inc. (“RDx”), a CLIA certified commercial laboratory service provider. On February 25, 2022, the EsoGuard Commercialization Agreement was terminated upon the execution of an Asset Purchase Agreement between the Company’s wholly-owned subsidiary of LucidDx Labs Inc. and RDx.

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

We expect that gross margin for our services will continue to fluctuate and be affected by EsoGuard test volume, our operating efficiencies, patient compliance rates, payor mix, the levels of reimbursement, and payment patterns of payors and patients.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related costs for employees engaged in sales and marketing activities, as well as advertising and promotion expenses. We anticipate our sales and marketing expenses will increase in the future, to the extent we expand our commercial sales and marketing operations as resources permit.

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

We anticipate our general and administrative expenses will increase in the future as and to the extent our business operations grow. We also anticipate continued expenses related to being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance as a public company, insurance premiums and investor relations costs.

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

Our current research and development activities, including our clinical trials, are focused principally on the acceleration of EsoGuard and Veris Cancer Care Platform commercialization. We will resume research and development activities with respect to as well as applicable new technologies, as resources permit.

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

The year ended December 31, 2022 as compared to the year ended December 31, 2021

Revenue

In the year ended December 31, 2022, revenue was $0.4 million as compared to $0.5 million in the prior year. The $0.1 million decrease principally relates to the termination of the EsoGuard Commercialization Agreement with RDx, as the Company transitioned to its own laboratory operations effective February 25, 2022. The decrease was partially offset by revenue for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory for the year ended December 31, 2022.

Cost of revenue

In the year ended December 31, 2022, cost of revenue was approximately $3.6 million as compared to $0.6 million in the prior year. The $3.0 million increase principally related to:

●	approximately $0.5 million increase in compensation related costs as a result of an increase in headcount;
●	approximately $0.8 million increase in EsoCheck and EsoGuard supplies usage costs; and
●	approximately $1.7 million increase in laboratory operations costs.

Sales and marketing expenses

In the year ended December 31, 2022, sales and marketing costs were approximately $19.3 million, compared to $8.9 million in the prior year. The net increase of $10.4 million was principally related to:

●	approximately $7.4 million increase in compensation related costs principally as a result of an increase in headcount;
●	approximately $1.2 million increase in stock based compensation from RSA grants to Lucid Diagnostics and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in headcount;
●	approximately $1.6 million increase in consulting and outside professional services; and
●	approximately $0.2 million increase general business expenses.

General and administrative expenses

In the year ended December 31, 2022, general and administrative costs were approximately $41.0 million, compared to $25.4 million in the prior year. The net increase of $15.6 million was principally related to:

●	approximately $3.5 million increase in compensation related costs principally as a result of an increase in headcount;
●	approximately $1.3 million increase in stock based compensation from RSA grants to Lucid and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in the number of employees;
●	approximately $9.2 million increase in consulting services related to patents, regulatory compliance, legal processes for contract review, transition of public relations and investor relations firms, and public company expenses; and
●	approximately $1.6 million increase in general business expenses.

Research and development expenses

In the year ended December 31, 2022, research and development costs were approximately $25.5 million as compared to $19.8 million in the prior year. The net increase $5.7 million was principally related to:

●	approximately $3.2 million increase in development costs, particularly in clinical trial activities and outside professional and consulting fees with respect to EsoCheck, Veris Cancer Care Platform, CarpX, EsoCure and PortIO; and
●	approximately $2.5 million increase in compensation related costs and related to expanded clinical and engineering staff.

As mentioned above, above we have paused research and development with respect to CarpX, EsoCure and PortIO. Until such time as resources permit, we expect to devote our research and development efforts to EsoGuard, EsoCheck and the Veris Cancer Care Platform.

Amortization of Acquired Intangible Assets

In the year ended December 31, 2022, the amortization of acquired intangible assets was approximately $1.8 million as compared to $0.1 million in the prior year. The net increase was principally related to the purchase of a defensive asset in Q4 2021 and the purchase of laboratory licenses and certifications and laboratory information management software in Q1 2022.

Results of Operations - continued

The year ended December 31, 2022 as compared to the year ended December 31, 2021 - continued

Other Income and Expense

Change in fair value of convertible debt

In the year ended December 31, 2022, the non-cash expense recognized for the change in the fair value of our convertible notes was approximately $1.3 million, related to both the April 2022 and September 2022 Senior Convertible Notes. The April 2022 and September 2022 Senior Convertible Notes were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of the reporting period date. The Company initially recognized a $3.5 million fair value non-cash expense on the issue-dates. This initial recognition was partially offset by $2.2 million of decreases in fair value upon remeasurements through December 31, 2022.

In the year ended December 31, 2021, the non-cash income (expense) recognized for the change in the fair value of our convertible notes was approximately $1.7 million of other income. The change in the fair value adjustment of the convertible notes is principally related to each of the convertible notes being repaid-in-full during the year ended December 31, 2021, as discussed herein below under “Loss from Extinguishment of Debt.”

Loss on Issue and Offering Costs - Senior Secured Convertible Note

In the year ended December 31, 2022, in connection with the issue of both the April 2022 and the September 2022 Senior Convertible Notes, we recognized a total of approximately $4.3 million of other expense, inclusive of approximately $3.5 million of lender fee non-cash expense, and approximately $0.8 million of offering costs paid by us.

Loss on Debt Extinguishment

In the year ended December 31, 2022, a debt extinguishment loss in the aggregate of approximately $5.4 million was recognized in connection with our April 2022 Senior Convertible Note as discussed below.

●	In 2022, approximately $6.0 million of principal repayments along with $0.4 million of interest expense thereon, were settled through the issuance of 7,189,358 shares of common stock of the Company, with such shares having a fair value of approximately $11.8 million (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in a debt extinguishment loss of $5.4 million in the year ended December 31, 2022.

In the prior year ended December 31, 2021, a debt extinguishment loss in the aggregate of approximately $3.7 million was recognized in connection with the (previous) convertible notes, as discussed below.

●	On January 5, 2021, the repayment of the remaining face value principal of the November 2019 Senior Convertible Note, along with the payment of interest thereon of approximately $1.0 million, were settled with the issuance of 667,668 shares of our common stock, with a fair value of approximately $1.7 million (with such fair value measured as the respective conversion date quoted closing price of our common stock), resulting in the recognition of a loss from extinguishment of debt of approximately $0.8 million in the year ended December 31, 2021; and,

●	On January 30, 2021, we paid in cash a $350 partial principal repayment of the Senior Convertible Note dated April 30, 2020 (“April 2020 Senior Convertible Note”); and on March 2, 2021, we made a cash payment of approximately $14.5 million, resulting in the repayment-in-full on such date of both the April 2020 Senior Convertible Note and the Senior Secured Convertible Note dated August 6, 2021, resulting in the recognition of a loss from extinguishment of debt of approximately $3.0 million in the year ended December 31, 2021.

See Note 14, Debt, to the Financial Statements, for additional information with respect to the April 2022 and the September 2022 Senior Convertible Note.

Liquidity and Capital Resources

Our current operational activities are principally focused on the commercialization of EsoGuard and the Veris Cancer Care Platform, and, as resource permit, our development activities would be focused on pursuing FDA approval and clearance of other lead products in our product portfolio pipeline. Our ability to generate revenue depends upon successfully advancing the commercialization of EsoGuard and the Veris Cancer Care Platform while, as resources permit, also completing the development and the necessary regulatory approvals of our other products and services. There are no assurances, however, we will be able to obtain an adequate level of financial resources required for the short-term or long-term commercialization and development of its products and services.

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, and debt. We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. We expect to continue to experience recurring losses from operations, and will continue to fund our operations with debt and/or equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof and other debt and equity committed sources of financing, we expect to be able to fund our future operations for one year from the date of the issue of the Financial Statements.

Issue of Shares of Our Common Stock

During the year ended December 31, 2022

●	We issued 299,999 shares of our common stock for cash proceeds of approximately $0.3 million upon exercise of stock options granted under the PAVmed 2014 Equity Plan, as such equity plan is discussed in Note 15, Stock-Based Compensation, to the Financial Statements.

●	We issued 385,938 shares of our common stock for proceeds of approximately $0.4 million under the PAVmed Employee Stock Purchase Plan (“ESPP”), as such plan is discussed in Note 15, Stock-Based Compensation, to the Financial Statements.

●	We issued 106,225 shares of our common stock for proceeds of approximately $0.1 million from the sale of shares through PAVmed’s at-the-market equity facility through Cantor Fitzgerald & Co.

Securities Purchase Agreement - March 31, 2022 - Senior Secured Convertible Notes - April 4, 2022 and September 8, 2022

Effective as of March 31, 2022, we entered into the SPA with the Investor, pursuant to which we agreed to sell, and the Investor agreed to purchase an aggregate of $50.0 million face value principal of Senior Secured Convertible Notes. The SPA provided for the sale of the initial Senior Secured Convertible Note with a face value principal of $27.5 million, which closed on April 4, 2022 (referred to as the “April 2022 Senior Convertible Note”). The SPA also provided for sales of additional Senior Secured Convertible Notes in one or more additional closings (upon the satisfaction of certain conditions), with an aggregate face value principal of up to an additional $22.5 million. The April 2022 Senior Secured Convertible Note has a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of April 4, 2024. The April 2022 Senior Convertible Note may be converted into or otherwise paid in shares of our common stock as described in Note 14, Debt. The April 2022 Senior Convertible Note proceeds were $24.4 million after deducting a $2.5 million lender fee and the Company’s offering costs of approximately $0.6 million, inclusive primarily of $0.5 million placement agent fees.

On September 8, 2022, we completed an additional closing under the SPA, in which we sold to the Investor an additional Senior Secured Convertible Note with a face value principal of $11.25 million (referred to as the “September 2022 Senior Convertible Note”). The September 2022 Senior Secured Convertible Note has a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of September 6, 2024. The September 2022 Senior Convertible Note may be converted into or otherwise paid in shares of our common stock as described in Note 14, Debt. The September 2022 Senior Convertible Note proceeds were $10.0 million after deducting a $1.0 million lender fee and the Company’s total offering costs of approximately $0.2 million, inclusive primarily of placement agent fees.

Liquidity and Capital Resources - continued

On August 9, 2022, the Company and the Investor also agreed, in connection with the waiver described in Note 14, Debt, to the Financial Statements, that the Investor may convert up to $5.0 million of the principal amount of the April 2022 Senior Convertible Note at the then current conversion price as if the date of conversion were an Installment Date, i.e. a price per share of common stock equal to the lower of (i) the fixed conversion price then in effect (currently $5.00) and (ii) 82.5% of the average VWAP of the Company’s common stock for each of the two trading days with the lowest VWAP of the Company’s common stock during the ten consecutive trading day period ending and including the trading day immediately prior to the applicable conversion date, but in the case of clause (ii), not less than $0.18 per share. As contemplated by such amendment, in the year ended December 31, 2022, approximately $6.0 million of principal repayments along with $0.4 million of interest expense thereon, were settled through the issuance of 7,189,358 shares of our common stock.

Under the Senior Convertible Notes and the SPA, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. We also are subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $8.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) our average market capitalization over the prior ten trading days, not exceed 30% (except that such maximum percentage is 50% for the period from September 8, 2022 through March 5, 2023) (the “Debt to Market Cap Ratio Test”), and (iii) that our market capitalization shall at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). From time to time from and after September 8, 2022, including as of December 31, 2022, the Company was not in compliance with the Financial Tests. As of March 12, 2023, the Investor agreed to waive any such non-compliance during such aforementioned time periods, under the Senior Convertible Notes and the SPA. Accordingly, as of the date of this Form 10-K, the Company is in compliance with the Financial Tests.

See Note 14, Debt, to the Financial Statements for additional information about the SPA and the Senior Secured Convertible Notes.

Lucid Diagnostics - Series A Preferred Stock Offering

On March 7, 2023, Lucid entered into subscription agreements for the sale of 13,625 shares (the “Lucid Series A Preferred Stock”). Each share of the Lucid Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The terms of the Lucid Series A Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of Lucid common stock into which such Lucid Series A Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The Lucid Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Lucid Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

Lucid Diagnostics - Private Placement - Securities Purchase Agreement

Effective as of March 13, 2023, Lucid entered into a Securities Purchase Agreement (“Lucid SPA”) with an accredited institutional investor (“Lucid Investor”, “Lucid Lender”, and/or “Lucid Holder”), pursuant to which Lucid agreed to sell, and the Lucid Investor agreed to purchase a Senior Secured Convertible Note with a face value principal of up to $11.1 million (the “March 2023 Lucid Senior Convertible Note”). The issuance of the March 2023 Lucid Senior Convertible Note is subject to customary closing conditions.

The March 2023 Lucid Senior Secured Convertible Note would have a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of Lucid’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of the two-year anniversary of the date of issuance. The March 2023 Lucid Senior Convertible Note would be convertible into or otherwise paid in shares of Lucid’s common stock.

Under the March 2023 Lucid Senior Convertible Note, Lucid is and would be subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the March 2023 Lucid Senior Convertible Note, Lucid would also be subject to financial covenants requiring that (i) the amount of Lucid’s available cash equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the Lucid SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) Lucid’s average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that Lucid’s market capitalization shall at no time be less than an amount to be agreed upon.

Liquidity and Capital Resources - continued

PAVmed Inc. ATM Facility

In December 2021, we entered into an “at-the-market offering” for up to $50 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor Fitzgerald & Co. In the year ended December 31, 2022, the Company sold 106,225 shares through their at-the-market equity facility for approximately $79. Subsequent to December 31, 2022, through March 9, 2023, we sold 1,081,997 shares through their at-the-market equity facility for approximately $0.5 million.

Lucid Diagnostics Inc. - Committed Equity Facility and ATM Facility

In March 2022, our majority-owned subsidiary, Lucid Diagnostics, entered into a committed equity facility with Cantor. Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of Lucid Diagnostics common stock from time to time at the request of Lucid Diagnostics. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows Lucid Diagnostics to raise primary equity capital on a periodic basis at prices based on the existing market price. As of December 31, 2022, under the committed equity facility, a total of 680,263 shares of common stock of Lucid Diagnostics were issued for proceeds of approximately $1.8 million.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor Fitzgerald & Co. In the year ended December 31, 2022, there were no Lucid Diagnostics shares sold through their at-the-market equity facility. Subsequent to December 31, 2022, through March 9, 2023, Lucid Diagnostics sold 230,068 shares through its at-the-market equity facility for approximately $0.3 million.

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

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The estimated fair value adjustment of the April 2022 Senior Convertible Note is presented in a single line item within other income (expense) in the accompanying consolidated statement of operations (as provided for by ASC 825-10-50-30(b)). Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”) (for which there was no such adjustment with respect to the April 2022 Senior Convertible Note or the September 2022 Senior Convertible Note).

See Note 13, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 14, Debt, for a discussion of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note.

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

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted under both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, which requires the Company to make certain weighted-average valuation estimates and assumptions for stock-based awards, principally as follows:

●	With respect to the PAVmed Inc. 2014 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of PAVmed Inc. common stock and the volatilities of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to the board of directors and employees in the years ended December 31, 2022 and 2021;

●	With respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan, the expected stock price volatility was based on the historical stock price volatility of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to employees in the years ended December 31, 2022 and 2021;

●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with either the expected term or the remaining contractual term, as applicable, of the stock option; and,

●	The expected dividend yield is based on annual dividends of $0.00 as there have not been dividends paid to-date, and there is no plan to pay dividends for the foreseeable future.

The price per share of PAVmed Inc. common stock used in the computation of estimated fair value of stock options and restricted stock awards granted under the PAVmed Inc. 2014 Equity Plan is its quoted closing price per share.

On October 14, 2021, Lucid Diagnostics Inc. completed an initial public offering (“IPO”) of its common stock under an effective registration statement on Form S-1 (SEC File No. 333-259721), wherein a total of 5.0 million IPO shares of common stock of Lucid Diagnostics Inc. were issued, with such total IPO shares inclusive of 571,428 shares issued to PAVmed Inc. The price per share of Lucid Diagnostics Inc. common stock used in the computation of estimated fair value of stock options and restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan is as follows: (i) for the period October 14, 2021 to December 31, 2022 it is its quoted closing price per share; and (ii) for the period January 1, 2021 to October 14, 2021, it was estimated using a probability-weighted average expected return methodology (“PWERM”), which involves the determination of equity value under various exit scenarios and an estimation of the return to the common stockholders under each scenario.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was effective as of December 31, 2022.

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

Changes to Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents filed as a part of the report:

(1)	The following financial statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID#688)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
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

(3)	The following exhibits:

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
2.1	Asset Purchase Agreement, dated as of February 25, 2022, by and among LucidDx Labs Inc., Lucid Diagnostics Inc. and ResearchDx, Inc.	8-K (LUCD)	2.1	3/3/22
3.1.1	Certificate of Incorporation	S-1	3.1	4/22/15
3.1.2	Certificate of Amendment to Certificate of Incorporation	S-1	3.2	4/22/15
3.1.3	Certificate of Amendment to Certificate of Incorporation, dated October 1, 2018	8-K	3.1	10/2/18
3.1.4	Certificate of Amendment to Certificate of Incorporation, dated June 26, 2019	8-K	3.1	6/27/19
3.1.5	Certificate of Amendment to Certificate of Incorporation, dated July 24, 2020	8-K	3.1	7/27/20
3.1.6	Certificate of Amendment to Certificate of Incorporation, dated June 21, 2022	8-K	3.1	6/22/22
3.1.7	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K/A	3.1	4/20/18
3.2	Amended and Restated Bylaws	8-K	3.1	1/15/21
4.1	Description of Registrant’s Securities	†
4.2	Specimen Common Stock Certificate	S-1/A	4.2	9/29/15
4.6	Specimen Series Z Warrant Certificate	8-K	4.1	4/5/18
4.7	Amended and Restated Series Z Warrant Agreement, dated as of June 8, 2018, by and between PAVmed Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent	8-K	10.1	6/8/18
4.8	Form of PAVmed Inc. Senior Secured Convertible Note	8-K	4.1	4/4/22
10.1	Patent Option Agreement	S-1	10.1	4/22/15
10.2.1	Form of Letter Agreement with HCFP Capital Partners III LLC	S-1	10.4.1	4/22/15
10.2.2	Form of Letter Agreement with Pavilion Venture Partners LLC	S-1	10.4.2	4/22/15
10.3.1	Letter agreement regarding corporate opportunities executed by Lishan Aklog, M.D.	S-1	10.5.1	4/22/15
10.3.2	Letter agreement regarding corporate opportunities executed by Michael Glennon	S-1	10.5.2	4/22/15
10.3.3	Letter agreement regarding corporate opportunities executed by Brian deGuzman, M.D.	S-1	10.5.3	4/22/15

10.4*	Amended and Restated Employment Agreement between PAVmed Inc. and Lishan Aklog, M.D.	8-K	10.1	3/20/19
10.5*	Amended and Restated Employment Agreement between PAVmed Inc. and Dennis M. McGrath	8-K	10.2	3/20/19
10.6*	Employment Agreement between PAVmed Inc. and Brian J. deGuzman, M.D.	8-K	10.1	7/19/16
10.7	PAVmed Inc. Fifth Amended and Restated 2014 Long-Term Incentive Equity Plan	DEF 14A	Annex A	4/30/21
10.8	PAVmed Inc. Employee Stock Purchase Plan	DEF 14A	Annex B	4/30/21
10.9*	Employment Agreement between PAVmed Inc. and Michael A. Gordon	†
10.10*	Employment Agreement between PAVmed Inc. and Shaun M. O’Neil	8-K	10.1	2/24/22
10.11	Amended and Restated License Agreement, dated as of August 23, 2021, by and between Case Western Reserve University and Lucid Diagnostics Inc.	S-1/A (LUCD)	10.2	10/1/21
10.12	Form of Stock Option Agreement	†
10.13	Form of Indemnification Agreement	†
10.14.1	Management Services Agreement, dated as of February 25, 2022, by and between LucidDx Labs Inc. and ResearchDx, Inc.	8-K (LUCD)	10.1	3/3/22
10.14.2	Termination Agreement, dated as of February 10, 2023, by and among Lucid Diagnostics Inc., LucidDx Labs Inc. and ResearchDx, Inc.	†
10.15	Controlled Equity OfferingSM, dated as of December 21, 2021, by and between Cantor Fitzgerald & Co. and PAVmed Inc.	S-3	1.2	12/21/21
10.16.1	Form of Securities Purchase Agreement	8-K	10.1	4/4/22
10.16.2	Form of Security Agreement	8-K	10.2	4/4/22
10.16.3	Form of Voting Agreement	8-K	10.3	4/4/22
10.17.1	Common Stock Purchase Agreement, dated as of March 28, 2022, by and between CF Principal Investments LLC and Lucid Diagnostics Inc.	8-K (LUCD)	10.1	4/1/22
10.17.2	Registration Rights Agreement, dated as of March 28, 2022, by and between CF Principal Investments LLC and Lucid Diagnostics Inc.	8-K (LUCD)	10.2	4/1/22
10.18	Controlled Equity OfferingSM, dated as of November 23, 2022, by and between Cantor Fitzgerald & Co. and Lucid Diagnostics Inc.	8-K (LUCD)	1.2	11/25/22
14.1	Form of Code of Ethics	†
21.1	List of Subsidiaries †	†
23.1	Consent of Marcum LLP †	†
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†	†
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †	†
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	†
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	†
101.INS	Inline XBRL Instance Document	†
101.SCH	Inline XBRL Taxonomy Extension Schema	†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement.
†	Filed herewith
LUCD	Lucid Diagnostics Inc.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PAVmed Inc.

March 13, 2023	By:	/s/ Dennis M McGrath
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

Signature	Title	Date

/s/ Lishan Aklog, M.D.	Chairman of the Board of Directors	March 13, 2023
Lishan Aklog, M.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis M. McGrath	President	March 13, 2023
Dennis M. McGrath	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Michael J. Glennon	Vice Chairman	March 13, 2023
Michael J. Glennon	Director

/s/ Debra J. White	Director	March 13, 2023
Debra J. White

/s/ James L. Cox, M.D.	Director	March 13, 2023
James L. Cox, M.D.

/s/ Ronald M. Sparks	Director	March 13, 2023
Ronald M. Sparks

/s/ Timothy Baxter	Director	March 13, 2023
Timothy Baxter

/s/ Joan Harvey	Director	March 13, 2023
Joan Harvey

PAVMED INC.

and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

PAVmed Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PAVmed Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(continued)

Valuation of Convertible Notes

Critical Audit Matter Description

As described in Note 14 to the consolidated financial statements, the Company issued $38.75 million in aggregate principal of Senior Secured Convertible Notes pursuant to a Securities Purchase Agreement dated March 31, 2022. The Senior Secured Convertible Notes contain conversion and redemption features. The Company elected to account for the Senior Secured Convertible Notes under the fair value option in accordance with ASC 825. The fair value of the Senior Secured Convertible Notes was $33.65 million as of December 31, 2022.

We identified the valuation of convertible notes as a critical audit matter as auditing the Company’s fair value of the Senior Secured Convertible Notes was complex and involved a high degree of subjectivity because the Company used a complex valuation methodology that incorporated significant management assumptions including debt yield and implied volatility. Also, this matter caused us to use increased effort including involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of convertible notes included the following, among others:

●	We obtained an understanding of the design of the Company’s controls over the valuation of the convertible notes, including controls over management’s review of the valuation model and the significant assumptions used in determining the fair value of the convertible notes.
●

With assistance of our valuation specialists, we audited the fair value of the Senior Secured Convertible Notes, valuation methodology and key assumptions used in determining the fair value of the Senior Secured Convertible Notes by:

a.	Evaluating the appropriateness of the valuation model and techniques used in determining the fair value;
b.	Assessing whether significant valuation assumption inputs, including debt yield and implied volatility are consistent with those that would be used by market participants through the testing of source information, checking the mathematical accuracy of the calculation, and developing independent estimates and comparing to those selected by management, where applicable; and
c.	Recalculating the fair value that management arrived to verify it was reasonable.

●	We tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY
March 13, 2023

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data)

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$39,744	$77,258
Accounts receivable	17	200
Prepaid expenses, deposits, and other current assets	4,165	5,179
Total current assets	43,926	82,637
Fixed assets, net	2,451	1,585
Operating lease right-of-use assets	3,037	—
Intangible assets, net	3,445	2,029
Other assets	1,121	725
Total assets	$53,980	$86,976
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,704	$3,299
Accrued expenses and other current liabilities	3,705	4,259
Operating lease liabilities, current portion	1,141	—
Senior Secured Convertible Notes - at fair value	33,650	—
Total current liabilities	41,200	7,558
Operating lease liabilities, less current portion	1,846	—
Total liabilities	43,046	7,558
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding 1,205,759 at December 31, 2022 and 1,113,919 shares at December 31, 2021	2,695	2,419
Common stock, $0.001 par value. Authorized, 250,000,000 shares; 94,510,537 and 86,367,845 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	95	86
Additional paid-in capital	216,106	198,071
Accumulated deficit	(228,169)	(138,910)
Treasury stock	(408)	—
Total PAVmed Inc. Stockholders’ Equity	(9,681)	61,666
Noncontrolling interests	20,615	17,752
Total Stockholders’ Equity	10,934	79,418
Total Liabilities and Stockholders’ Equity	$53,980	$86,976

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data)

	Years Ended December 31,
	2022	2021
Revenue	$377	$500
Operating expenses:
Cost of revenue	3,614	585
Sales and marketing	19,318	8,895
General and administrative	41,041	25,420
Amortization of acquired intangible assets	1,784	146
Research and development	25,547	19,847
Total operating expenses	91,304	54,893
Net loss from operations	(90,927)	(54,393)
Other income (expense):
Interest expense	(1,272)	—
Change in fair value - Senior Secured Convertible Notes and Senior Convertible Note	(1,273)	1,682
Loss on issue and offering costs - Senior Secured Convertible Note	(4,332)	—
Debt extinguishments loss - Senior Secured Convertible Notes	(5,434)	(3,715)
Debt forgiveness	—	300
Other income (expense), net	(12,311)	(1,733)
Loss before provision for income tax	(103,238)	(56,126)
Provision for income taxes	—	—
Net loss before noncontrolling interests	(103,238)	(56,126)
Net loss attributable to the noncontrolling interests	14,255	5,779
Net loss attributable to PAVmed Inc.	(88,983)	(50,347)
Less: Series B Convertible Preferred Stock dividends earned	(281)	(283)
Net loss attributable to PAVmed Inc. common stockholders	$(89,264)	$(50,630)
Per share information:
Net loss per share attributable to PAVmed Inc. - basic and diluted	$(1.00)	$(0.65)
Net loss per share attributable to PAVmed Inc. common stockholders – basic and diluted	$(1.00)	$(0.65)
Weighted average common shares outstanding, basic and diluted	89,076,078	77,515,767

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the YEAR ENDED December 31, 2022

(in thousands, except number of shares and per share data)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - December 31, 2021	1,113,919	$2,419	86,367,845	$86	$198,071	$(138,910)	$—	$17,752	$79,418
Dividends declared - Series B Convertible Preferred Stock	91,885	276	—	—	—	(276)	—	—	—
Conversions - Series B Convertible Preferred Stock	(45)	—	45	—	—	—	—	—	—
Issue common stock - PAVM ATM Facility	—	—	106,225	1	78	—	—	—	79
Vest - restricted stock awards	—	—	541,666	1	(1)	—	—	—	—
Exercise - Series Z warrants	—	—	5	—	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	7,189,358	7	11,800	—	—	—	11,807
Exercise - stock options	—	—	299,999	—	302	—	—	—	302
Exercise - stock options of majority-owned subsidiary	—	—	—	—	—	—	—	695	695
Purchase - Employee Stock Purchase Plan	—	—	194,240	—	218	—	140	—	358
Purchase - majority-owned subsidiary common stock - Employee Stock Purchase Plan	—	—	—	—	—	—	—	109	109
Issuance - majority-owned subsidiary common stock - Committed Equity Facility, net of financing charges	—	—	—	—	—	—	—	1,767	1,767
Impact of subsidiary equity transactions	—	—	—	—	(28)	—	—	28	—
Issuance - majority-owned subsidiary common stock - Settlement APA-RDx - Installment Payment	—	—	—	—	—	—	—	653	653
Stock-based compensation - PAVmed Inc.	—	—	—	—	5,666	—	—	—	5,666
Stock-based compensation - majority-owned subsidiaries	—	—	—	—	—	—	—	13,866	13,866
Treasury stock	—	—	(188,846)	—	—	—	(548)	—	(548)
Net loss	—	—	—	—	—	(88,983)	—	(14,255)	(103,238)
Balance - December 31, 2022	1,205,759	$2,695	94,510,537	$95	$216,106	$(228,169)	$(408)	$20,615	$10,934

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the YEAR ENDED December 31, 2021

(in thousands, except number of shares and per share data)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - December 31, 2020	1,228,075	$2,537	63,819,935	$64	$87,570	$(88,275)	$(2,369)	$(473)
Dividends declared - Series B Convertible Preferred Stock	96,292	288	—	—	—	(288)	—	—
Conversions - Series B Convertible Preferred Stock	(210,448)	(406)	210,448	—	406	—	—	—
Issue common stock – registered offerings, net	—	—	15,782,609	16	53,688	—	—	53,704
Vest - restricted stock awards	—	—	150,000	—	—	—	—	—
Exercise - Series Z warrants	—	—	4,877,484	5	7,799	—	—	7,804
Exercise - Series W warrants	—	—	3,945	—	20	—	—	20
Conversions - Senior Secured Convertible Note	—	—	667,668	1	1,722	—	—	1,723
Exercise - stock options	—	—	621,164	—	979	—	—	979
Purchase - Employee Stock Purchase Plan	—	—	234,592	—	436	—	—	436
Impact of subsidiary equity transactions	—	—	—	—	39,576	—	16,760	56,336
Stock-based compensation - PAVmed Inc.	—	—	—	—	5,410	—	—	5,410
Stock-based compensation - majority-owned subsidiary	—	—	—	—	465	—	9,134	9,599
Investment in Veris Health Inc. subsidiary	—	—	—	—	—	—	6	6
Net Loss	—	—	—	—	—	(50,347)	(5,779)	(56,126)
Balance - December 31, 2021	1,113,919	$2,419	86,367,845	$86	$198,071	$(138,910)	$17,752	$79,418

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except number of shares and per share data)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss - before noncontrolling interest (“NCI”)	$(103,238)	$(56,126)

Adjustments to reconcile net loss - before NCI to net cash used in operating activities
Depreciation and amortization expense	2,457	226
Stock-based compensation	19,532	15,009
In-process R&D charge	—	133
APA-RDx: Issue common stock of majority-owned subsidiary - settle installment payment	653	—
Change in fair value - Senior Secured Convertible Note	1,273	(1,682)
Loss upon Issuance - Senior Secured Convertible Note	3,523	—
Debt extinguishment loss - Senior Secured Convertible Notes and Senior Convertible Note	5,434	3,715
Debt forgiveness	—	(300)
Non-cash lease expense	97	—
Changes in operating assets and liabilities:
Accounts receivable	183	(200)
Prepaid expenses, deposits and current and other assets	397	(3,458)
Accounts payable	(742)	174
Accrued expenses and other current liabilities	(554)	1,918
Net cash flows used in operating activities	(70,985)	(40,591)

Cash flows from investing activities
Purchase of equipment	(1,540)	(1,469)
Asset acquisitions, net of cash	(3,200)	(2,247)
Net cash flows used in investing activities	(4,740)	(3,716)

Cash flows from financing activities
Proceeds – issue of common stock - initial public offering - majority-owned subsidiary	—	62,000
Payment – offering costs - initial public offering - majority-owned subsidiary common stock	—	(5,665)
Proceeds – issue of common stock – registered offerings	—	55,016
Payment – offering costs – registered offerings	—	(1,312)
Proceeds – issue of Senior Secured Convertible Note, net of offering costs	35,227	—
Payment – repayment of Senior Convertible Note and Senior Secured Convertible Note	—	(14,816)
Payment – Senior Convertible Note and Senior Secured Convertible Note – non-installment payments	—	(154)
Proceeds – issue of common stock - At-The-Market Facility	79	—
Proceeds – majority-owned subsidiary common stock - Committed Equity Facility	1,807	—
Proceeds – exercise of Series Z warrants	—	7,804
Proceeds – exercise of Series W warrants	—	20
Proceeds – exercise of stock options	302	980
Proceeds – issue common stock – Employee Stock Purchase Plan	358	436
Proceeds – majority-owned subsidiary common stock – Employee Stock Purchase Plan	109	—
Proceeds – exercise of stock options issued under equity plan of majority owned subsidiary	695	—
Purchase Treasury Stock – payment of employee payroll tax obligation in connection with stock-based compensation	(366)	—
Net cash flows provided by financing activities	38,211	104,309
Net increase (decrease) in cash	(37,514)	60,002
Cash, beginning of period	77,258	17,256
Cash, end of period	$39,744	$77,258

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

Our current central focus is predominantly on commercial expansion and execution including the acceleration of EsoGuard and Veris Cancer Care Platform commercialization. As resources permit, we will continue to explore internal and external innovations that fulfill our project selection criteria without limiting ourselves to any target specialty or condition. More broadly, we strive to maintain balance within our pipeline with shorter-term, lower-risk projects with the prospect for rapid commercialization and revenue generation supporting development of longer-term projects. At the same time, we are continuously re-assessing each project’s long-term commercial potential relative to other projects in our pipeline, accelerating or decelerating the project and reallocating resources accordingly.

The Company operates in one segment as a medical technology company, with the following lines of business: Diagnostics, Medical Devices and Digital Health. Above in Part I, Item 1 - Business is a summary of each of our key products within these sectors, including in particular EsoGuard and the Veris Cancer Care Platform, currently our two leading products. We are also pursuing a number of research and development project and product opportunities across these three lines of business, which have either been developed internally or have been presented to us by clinician innovators and academic medical institutions for consideration.

Note 2 — Summary of Significant Accounting Policies

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company holds a majority-ownership interest and has controlling financial interest in each of: Lucid Diagnostics Inc. and Veris Health Inc., with the corresponding noncontrolling interest included as a separate component of consolidated stockholders’ equity (deficit), including the recognition in the consolidated statement of operations of a net loss attributable to the noncontrolling interest based on the respective minority-interest equity ownership of each majority-owned subsidiary. See Note 18, Noncontrolling Interest, for a discussion of each of the majority-owned subsidiaries noted above. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

All amounts in the accompanying consolidated financial statements and these notes thereto are presented in thousands of dollars, if not otherwise noted as being presented in millions of dollars, except for shares and per share amounts.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets, inclusive of acquired intangible assets and the determination of corresponding carrying value reserve, if any, and liabilities and the disclosure of contingent losses, as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates in these consolidated financial statements include those related to the estimated fair value of stock-based equity awards, intangible assets, financial instruments recognized as liabilities, debt obligations, and common stock purchase warrants. Other significant estimates include the estimated incremental borrowing rate, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. Additionally, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, common stock purchase warrants, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company expects to continue to experience recurring losses from operations and will continue to fund its operations with debt and equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof and other debt and equity committed sources of financing, the Company expects to be able to fund its operations for one year from the date of the issue of the Company’s consolidated financial statements included herein in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash

The Company maintains its cash at a major financial institution with high credit quality. At times, the balance of its cash deposits may exceed federally insured limits. The Company has not experienced losses on deposits with commercial banks and financial institutions which exceed federally insured limits.

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

Note 2 — Summary of Significant Accounting Policies - continued

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

Intangible Assets

Purchased intangible assets are recorded at cost and depreciated using the straight-line method over the assets’ estimated useful life. See Note 10, Intangible Assets, net, for further information with respect to purchased intangible assets.

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

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted under both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, which requires the Company to make certain weighted-average valuation estimates and assumptions for stock-based awards, principally as follows:

●	With respect to the PAVmed Inc. 2014 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of PAVmed Inc. common stock and the volatilities of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to the board of directors and employees in the years ended December 31, 2022 and 2021;
●	With respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan, the expected stock price volatility was based on the historical stock price volatility of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to employees in the years ended December 31, 2022 and 2021;
●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with either the expected term or the remaining contractual term, as applicable, of the stock option; and,
●	The expected dividend yield is based on annual dividends of $0.00 as there have not been dividends paid to-date, and there is no plan to pay dividends for the foreseeable future.

The price per share of PAVmed Inc. common stock used in the computation of estimated fair value of stock options and restricted stock awards granted under the PAVmed Inc. 2014 Equity Plan is its quoted closing price per share.

On October 14, 2021, Lucid Diagnostics Inc. completed an initial public offering (“IPO”) of its common stock under an effective registration statement on Form S-1 (SEC File No. 333-259721), wherein a total of 5.0 million IPO shares of common stock of Lucid Diagnostics Inc. were issued, with such total IPO shares inclusive of 571,428 shares issued to PAVmed Inc. The price per share of Lucid Diagnostics Inc. common stock used in the computation of estimated fair value of stock options and restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan is as follows: (i) for the period October 14, 2021 to December 31, 2022 it is its quoted closing price per share; and (ii) for the period January 1, 2021 to October 14, 2021, it was estimated using a probability-weighted average expected return methodology (“PWERM”), which involves the determination of equity value under various exit scenarios and an estimation of the return to the common stockholders under each scenario.

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

Note 2 — Summary of Significant Accounting Policies - continued

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

As of December 31, 2022 and December 31, 2021, the carrying values of cash, and accounts payable, approximate their respective fair value due to the short-term nature of these financial instruments.

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

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The estimated fair value adjustment of the April 2022 Senior Convertible Note is presented in a single line item within other income (expense) in the accompanying consolidated statement of operations (as provided for by ASC 825-10-50-30(b)). Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”) (for which there was no such adjustment with respect to the April 2022 Senior Convertible Note or the September 2022 Senior Convertible Note).

See Note 13, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 14, Debt, for a discussion of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note.

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

Note 2 — Summary of Significant Accounting Policies - continued

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

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of December 31, 2022 and 2021.

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2022, the Company does not have any unrecognized tax benefits resulting from uncertain tax positions.

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. There were no amounts accrued for penalties or interest as of December 31, 2022 and December 31, 2021 or recognized during the years ended December 31, 2022 and 2021. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

Net Loss Per Share

The net loss per share is computed by dividing each of the respective net loss by the number of “basic weighted average common shares outstanding” and diluted weighted average shares outstanding” for the reporting period indicated. The basic weighted-average shares common shares outstanding are computed on a weighted average based on the number of days the shares of common stock of the Company are issued and outstanding during the respective reporting period indicated. The diluted weighted average common shares outstanding are the sum of the basic weighted-average common shares outstanding plus the number of common stock equivalents’ incremental shares on an if-converted basis, computed using the treasury stock method, computed on a weighted average based on the number of days the incremental shares would potentially be issued and outstanding during the periods indicated, if dilutive. The Company’s common stock equivalents include convertible preferred stock, common stock purchase warrants, and stock options.

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

Note 2 — Summary of Significant Accounting Policies - continued

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

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentation, which includes presenting costs of revenue within operating expenses on the statements of operations, in the consolidated financial statements and accompanying notes to the consolidated financial statements. The impact of the reclassifications made to prior year amounts is not material and did not affect net loss.

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

Note 3 — Revenue from Contracts with Customers

EsoGuard Commercialization Agreement

The Company, through its majority-owned subsidiary, Lucid Diagnostics Inc., entered into the EsoGuard Commercialization Agreement, dated August 1, 2021, with its former commercial laboratory service provider, ResearchDx Inc. (“RDx”), an unrelated third-party. The EsoGuard Commercialization Agreement was on a month-to-month basis, and was terminated on February 25, 2022 upon the execution of an asset purchase agreement (“APA”) dated February 25, 2022, between LucidDx Labs Inc. (a wholly-owned subsidiary of Lucid Diagnostics Inc.) and RDx, with such agreement further discussed in Note 6, Asset Purchase Agreement and Management Services Agreement.

Revenue Recognized

In the years ended December 31, 2022 and December 31, 2021, the Company recognized total revenue of $377 and $500, respectively. The Company recognized revenue of $188 resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. In addition, the Company’s revenue for the year ended December 31, 2022 includes $189 of revenue recognized under the EsoGuard Commercialization Agreement, which represented the minimum fixed monthly fee of $100 for the period January 1, 2022 to the February 25, 2022 termination date as discussed above. The monthly fee was deemed to be collectible for such period as RDx has timely paid the applicable respective monthly fee. In the year ended December 31, 2021, the Company recognized total revenue of $500 under the EsoGuard Commercialization Agreement.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the year ended December 31, 2022, the cost of revenue was $3,614 and was primarily related to costs for our laboratory operations and EsoCheck device supplies, however also includes $369 reflecting costs attributable to delivering the services under the EsoGuard Commercialization Agreement for the period January 1, 2022 to February 25, 2022. In the year ended December 31, 2021, the cost of revenue was $585, which solely related to the EsoGuard Commercialization Agreement.

Note 4 — Patent License Agreement - Case Western Reserve University

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

Patent Fees Reimbursement

Lucid Diagnostics Inc. is responsible for reimbursement of certain CWRU billed patent fees. See Note 5, Related Party Transactions, for patent fee reimbursement payments paid to CWRU in the years ended December 31, 2022 and 2021.

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

The base minimum annual royalty fee is $50 commencing January 1 following the first anniversary of the “First Commercial Sale” of a “Licensed Product” (as such terms are defined in the Amended CWRU License Agreement). The minimum annual royalty fee increases to each of: $150 if the annual “Net Sales” (as defined in the Amended CWRU License Agreement) exceed $25.0 million up to $50.0 million; $300 if annual Net Sales exceed $50.0 million up to $100.0 million; and $600 if annual Net Sales exceed $100.0 million. The Company recognized a 5.0% royalty fee payment liability as of December 31, 2022 and 2021 with respect to the revenue recognized under the EsoGuard Commercialization Agreement, dated August 1, 2021, between Lucid Diagnostics Inc. and Research Dx Inc. The Company recorded a royalty expense of $23 and $25 for the years ended December 31, 2022 and 2021, respectively.

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

Consulting Agreements with Physician Inventors - Intellectual Property - CWRU License Agreement

Lucid Diagnostics Inc. entered into consulting agreements with each of the three physician inventors of the intellectual property licensed under the Amended CWRU License Agreement (“Physician Inventors”), with each such consulting agreement providing for compensation on a contractual rate per hour for consulting services provided, and an expiration date of May 12, 2024, upon each of the respective the agreements’ renewal effective May 12, 2021. Additionally, each of the Physician Inventors have been granted stock options and restricted stock awards under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan; and stock options under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan. See Note 5, Related Party Transactions, with respect to the consulting fee expense and stock based compensation expense recognized with respect to the Physician Inventors consulting agreements and stock options and restricted awards discussed above; and Note 15, Stock-Based Compensation, for information regarding each of the “Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan” and the separate “PAVmed Inc. 2014 Long-Term Incentive Equity Plan”.

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

	Years Ended December 31,
	2022	2021
Cost of Revenue
CWRU – Royalty Fees	$23	$25

General and Administrative Expense
Amended CWRU – License Agreement - reimbursement of patent legal fees	69	10
Stock-based compensation expense – Physician Inventors’ restricted stock awards	1,095	910

Research and Development Expense
Amended CWRU – License Agreement - reimbursement of patent legal fees	209	195
Fees - Physician Inventors’ consulting agreements	44	29
Sponsored research agreement	6	—
Stock-based compensation expense – Physician Inventors’ stock options	203	169
Total Related Party Expenses	$1,649	$1,338

See Note 15, Stock-Based Compensation, for information regarding each of the “PAVmed Inc. 2014 Long-Term Incentive Equity Plan” and the separate “Lucid Diagnostics Inc 2018 Long-Term Incentive Equity Plan”; and Note 18, Noncontrolling Interest, for a discussion of Lucid Diagnostics Inc. and the corresponding noncontrolling interests.

Other Related Party Transactions

Lucid Diagnostics Inc. previously entered into a consulting agreement with Stanley N. Lapidus, effective June 2020 with such consulting agreement providing for compensation on a contractual rate per hour for consulting services provided. In July 2021, Mr. Lapidus was appointed as Vice Chairman of the Board of Directors of Lucid Diagnostics Inc. Lucid Diagnostics Inc. recognized general and administrative expense of $21 in the year ended December 31, 2021 in connection with the consulting agreement.

Effective June 2021, Veris Health Inc. entered into a consulting agreement with Andrew Thoreson, M.D. which provides for compensation on a contractual rate per hour for consulting services provided. Dr. Thoreson holds a partial ownership interest in the legal entity which holds a minority interest in Veris Health Inc. Veris Health Inc. recognized general and administrative expense of $56 and $54 in the years ended December 31, 2022 and 2021, respectively, in connection with the consulting agreement.

Note 6 — Asset Purchase Agreement and Management Services Agreement

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

The total purchase price consideration payable under the APA-RDx is a face value of $3,200 comprised of three contractually specified periodic payments. The APA-RDx is being accounted for as an asset acquisition, with the recognition of an intangible asset of approximately $3,200, which is included in “Intangible assets, net” on the accompanying consolidated balance sheet, as further discussed in Note 10, Intangible Assets, net. In the year ended December 31, 2022, a total of $3,200, of cash was paid with respect to the periodic payments.

Additionally, the APA-RDx requires the Company to pay a total of $3,000 to be paid as twelve (12) equal installment payments commencing May 25, 2022 and then on each three month anniversary thereof, inclusive of a final installment payment on February 25, 2025, with such installment payments recognized as current period expense as incurred. In the year ended December 31, 2022, as provided for in the APA-RDx, installment payments were settled with the issuances of 326,701 shares of common stock of Lucid Diagnostics Inc., with such shares having fair values of $653 (with the fair value measured as the quoted closing price on the dates the shares were issued), which was recognized as a current period expense included in general and administrative expenses in the accompanying consolidated statement of operations.

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

Management Services Agreement - ResearchDx Inc

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

Termination of Management Services Agreement and Modification of Other Payment Obligations - ResearchDx Inc

On February 14, 2023, Lucid Diagnostics and LucidDx Labs Inc. entered into an agreement (the “MSA Termination Agreement”) with RDx, pursuant to which the parties mutually agreed to terminate the MSA-RDx without cause. The termination was effective as February 10, 2023. Until the termination of the MSA-RDx, RDx had continued to provide certain testing and related services for the Laboratory in accordance with the terms of the MSA-RDx.

The MSA Termination Agreement reduces the remaining amounts of the earnout payments and management fees due under the APA-RDx and the MSA-RDx to $725. The payment was satisfied through the issuance of 553,436 shares of Lucid Diagnostics’ common stock in February 2023. Lucid Diagnostics was not required to make any cash payments in connection with the termination.

Note 7 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	December 31, 2022	December 31, 2021
Advanced payments to service providers and suppliers	$599	$808
Prepaid insurance	300	1,856
Deposits	3,005	1,989
EsoCheck cell collection supplies	59	434
EsoGuard mailer supplies	52	59
Veris Box supplies	150	—
CarpX devices	—	33
Total prepaid expenses, deposits and other current assets	$4,165	$5,179

Note 8 — Fixed Assets

Fixed assets, less accumulated depreciation, consisted of the following as of:

	Estimated Useful Life	December 31, 2022	December 31, 2021
Computer and office equipment	2-5 years	$784	$426
Laboratory equipment	3-7 years	2,064	1,161
Furniture and fixtures	3-5 years	379	96
Leasehold improvements	(1)	2	2
Assets under construction	n/a	30	38
Total Fixed Assets		3,259	1,723
Less Accumulated Depreciation		(808)	(138)
Total Fixed Assets, net		$2,451	$1,585

(1)	Lesser of remaining lease term or estimated useful life.

Depreciation expense of $673 and $80 for the years ended December 31, 2022 and 2021, respectively, is included in general and administrative expenses in the accompanying consolidated statements of operations.

Note 9 — Leases

During the year ended December 31, 2022, the Company entered into additional lease agreements that have commenced and are classified as operating leases and short-term leases, including for each of: a research and development facility; a commercial clinical laboratory; additional Lucid Test Centers; and for office space.

The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021
Operating lease cost	$1,174	$—
Short-term lease cost	191	191
Variable lease cost	52	—
Total lease cost	$1,417	$191

The Company’s future lease payments as of December 31, 2022, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s consolidated balance sheets are as follows:

2023	$1,327
2024	1,275
2025	323
2026	272
2027	132
Thereafter	—
Total lease payments	$3,329
Less: imputed interest	(342)
Present value of lease liabilities	$2,987

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,078	$—
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,949	$—
Weighted-average remaining lease term - operating leases (in years)	2.84	—
Weighted-average discount rate - operating leases	7.875%	—%

As of December 31, 2022, the Company’s right-of-use assets from operating leases are $3,037, which are reporting in right-of-use assets - operating leases in the consolidated balance sheets. As of December 31, 2022, the Company has outstanding operating lease obligations of $2,987, of which $1,141 is reported in operating lease liabilities, current portion and $1,846 is reporting in operating lease liabilities less current portion in the Company’s consolidated balance sheets. The Company did not have operating leases as of December 31, 2021. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

In September 2022, the Company entered into a lease agreement for its principal corporate offices, in New York, New York. The lease agreement term is from the September 15, 2022 execution date to the date which is seven years and eight months from the lease commencement date, with the rent abated for the first eight months of the lease term. The lease commenced on February 1, 2023. The aggregate (undiscounted) rent payments are approximately $3.2 million over the lease term.

Note 10 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	December 31, 2022	December 31, 2021
Defensive asset	60 months	$2,105	$2,105
Laboratory licenses and certifications and laboratory information management software	24 months	3,200	—
Other	1 year	70	70
Total Intangible assets		5,375	2,175
Less Accumulated Amortization		(1,930)	(146)
Intangible Assets, net		$3,445	$2,029

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

Amortization expense of the intangible assets discussed above was $1,784 and $146 for the years ended December 31, 2022 and 2021, respectively, and is included in amortization of acquired intangible assets in the accompanying consolidated statements of operations. As of December 31, 2022, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2023	$2,021
2024	688
2025	421
2026	315
Total	$3,445

Note 11 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following items as of:

	December 31, 2022	December 31, 2021
Compensation and Employee Benefits	$1,947	$3,151
CWRU Amended License Agreement - Royalty fee	10	25
Operating expenses	1,748	1,083
Total accrued expenses and other current liabilities	$3,705	$4,259

The “Compensation and Employee Benefits” includes: discretionary bonus payments to employees; unused employee vacation time; and employee payroll deductions related to the PAVmed Inc. Employee Stock Purchase Plan (“PAVmed Inc. ESPP”). See Note 15, Stock-Based Compensation, for additional information on the PAVmed Inc. ESPP.

Note 12 — Commitment and Contingencies

Legal Proceedings

Delaware Court of Chancery Complaint

On November 2, 2020, a stockholder of the Company, on behalf of himself and other similarly situated stockholders, filed a complaint in the Delaware Court of Chancery alleging broker non-votes were not properly counted in accordance with the Company’s bylaws at the Company’s Annual Meeting of Stockholders on July 24, 2020, and, as a result, asserted certain matters deemed to have been approved were not so approved (including matters relating to the increase in the size of the PAVmed Inc. 2014 Long-Term Incentive Equity Plan and the PAVmed Inc. Employee Stock Purchase Plan). The relief sought under the complaint included certain corrective actions by the Company, but did not seek any specific monetary damages. The Company did not believe it was clear the prior approval of these matters was invalid or otherwise ineffective. However, to avoid any uncertainty and the expense of further litigation, on January 5, 2021, the Company’s board of directors determined it would be advisable and in the best interests of the Company and its stockholders to re-submit these proposals to the Company’s stockholders for ratification and/or approval. In this regard, the Company held a special meeting of stockholders on March 4, 2021, at which such matters were ratified and approved. The parties reached agreement on a Settlement Term Sheet Agreement, dated January 28, 2021, to settle the complaint, the terms of which did not contemplate payment of monetary damages to the putative class in the proceeding. In connection with the foregoing, on August 3, 2022, the parties agreed that plaintiff’s counsel would not seek an award from the Court in excess of $450, to be paid by the Company, upon Court approval, as compensation for the benefits conferred by the settlement, and the Company would not object to an award of up to such maximum amount. The settlement and a plaintiff’s fee award of $450 were approved by the Court on November 3, 2022, with such award having been subsequently paid by the Company in December 2022.

Benchmark Investments, Inc. / Benchmark Investments LLC

On December 23, 2020, Benchmark Investments, Inc. filed a complaint against the Company in the U.S. District Court of the Southern District of New York alleging the registered direct offerings of shares of common stock of the Company completed in December 2020 were in violation of provisions set forth in an engagement letter between the Company and Kingswood Capital Markets, a “division” of Benchmark Investments, Inc. On December 16, 2021, the court granted PAVmed’s motion to dismiss the case for lack of subject matter jurisdiction. On February 7, 2022, Benchmark Investments LLC, which claimed to be a successor to Benchmark Investments, Inc., filed a new complaint in the Supreme Court of the State of New York, New York County, asserting claims similar to those in the federal action, and adding to its allegations that financings conducted by the Company in January 2021 and February 2021 also violated the Company’s engagement letter with Kingswood Capital Markets. On February 13, 2023, the Company entered into a settlement agreement (the “Settlement Agreement”) with EF Hutton, a division of Benchmark Investments, LLC (f/k/a Kingswood Capital Markets, a division of Benchmark Investments, Inc.) (“EF Hutton”) and Benchmark Investments, LLC (f/k/a Benchmark Investments, Inc.). Pursuant to the Settlement Agreement, the Company has paid EF Hutton $450 in full and final satisfaction of all claims and disputes the parties made or could have made against one another arising out of or relating in any way to the above described actions. The Settlement Agreement also included a mutual release and certain other covenants that are customary for agreements of this nature. As of December 31, 2022, the Company has fully accrued for this settlement, which is included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.

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

Note 13 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting date noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using(1)
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2022
Senior Secured Convertible Note - April 2022	$—	$—	$22,000	$22,000
Senior Secured Convertible Note - September 2022	$—	$—	$11,650	$11,650
Totals	$—	$—	$33,650	$33,650

(1)	As noted above, as presented in the fair value hierarchy table, Level-1 represents quoted prices in active markets for identical items, Level-2 represents significant other observable inputs, and Level-3 represents significant unobservable inputs. There were no transfers between the respective Levels during the year ended December 31, 2022.

As discussed in Note 14, Debt, the Company issued Senior Secured Convertible Notes dated April 4, 2022 and September 8, 2022, with an initial $27.5 million face value principal (“April 2022 Senior Convertible Note”) and an initial $11.25 million face value principal (“September 2022 Senior Convertible Note”), respectively. Both convertible notes are accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

The estimated fair value of the April 2022 Senior Convertible Note as of each of April 4, 2022 and December 31, 2022, and the estimated fair value of the September 2022 Senior Convertible Note as of each of September 8, 2022 and December 31, 2022 were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	April 2022 Senior Convertible Note: April 4, 2022	September 2022 Senior Convertible Note: September 8, 2022	April 2022 Senior Convertible Note: December 31, 2022	September 2022 Senior Convertible Note: December 31, 2022
Fair Value	$30,100	$12,200	$22,000	$11,650
Face value principal payable	$27,500	$11,250	$21,497	$11,250
Required rate of return	7.875%	7.875%	11.55%	11.35%
Conversion Price	$5.00	$5.00	$5.00	$5.00
Value of common stock	$1.26	$1.21	$0.48	$0.48
Expected term (years)	2.00	2.00	0.95	1.68
Volatility	115.00%	120.00%	165.00%	165.00%
Risk free rate	2.40%	3.42%	4.62%	4.41%
Dividend yield	—%	—%	—%	—%

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

Note 14 — Debt

PAVmed - Senior Secured Convertible Notes

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

The April 2022 Senior Convertible Note proceeds were $25.0 million after deducting a $2.5 million lender fee; and additionally, the Company incurred total offering costs of approximately $601, inclusive of the payment of a total of $450 placement agent fees. The lender fee and offering costs were recognized as of the April 4, 2022 issue date as a current period expense in other income (expense) in the Company’s consolidated statement of operations.

The September 2022 Senior Convertible Note proceeds were $10.2 million after deducting a $1.0 million lender fee; and additionally, the Company incurred total offering costs of approximately $209, inclusive of the payment of a total of $184 placement agent fees. The lender fee and offering costs were recognized as of the September 8, 2022 issue date as a current period expense in other income (expense) in the Company’s consolidated statement of operations.

During the period from April 4, 2022 to October 3, 2022, the Company is required to pay interest expense only (on the $27.5 million face value principal), at 7.875% per annum, computed on a 360 day year. The Company paid in cash interest expense of approximately $994 for the year ended December 31, 2022.

During the period from September 8, 2022 to March 6, 2023, the Company is required to pay interest expense only (on the $11.25 million face value principal), at 7.875% per annum, computed on a 360 day year. The Company paid in cash interest expense of approximately $278 for the year ended December 31, 2022; and approximately $150 subsequent to December 31, 2022 as of March 9, 2023.

In the year ended December 31, 2022, the non-cash expense recognized for the change in the fair value of our convertible notes was approximately $1,273, related to both the April 2022 and September 2022 Senior Convertible Notes, which are presented in Change in fair value - Senior Secured Convertible Notes and Senior Convertible Note in the Company’s consolidated statements of operations. The April 2022 and September 2022 Senior Convertible Notes were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of the reporting period date. The Company initially recognized a $3,550 fair value non-cash expense on the issue-dates. This initial recognition was partially offset by $2,277 of decreases in fair value upon remeasurements through December 31, 2022.

In the year ended December 31, 2021, the non-cash income recognized for the change in the fair value of our convertible notes was approximately $1,682, which are presented in Change in fair value - Senior Secured Convertible Notes and Senior Convertible Note in the Company’s consolidated statements of operations. The change in the fair value adjustment of the convertible notes is principally related to the then outstanding convertible notes being repaid-in-full during the year ended December 31, 2021.

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

Note 14 — Debt - continued

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

The Company is subject to financial covenants requiring: (i) a minimum of $8.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, to not exceed 30% (except that such maximum percentage is 50% for the period from September 8, 2022 through March 5, 2023) (the “Debt to Market Cap Ratio Test”); and (iii) the Company’s market capitalization to at no time be less than $75 million. (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). From time to time from and after September 8, 2022, including as of December 31, 2022, the Company was not in compliance with the Financial Tests. As of March 12, 2023, the investor agreed to waive any such non-compliance during such aforementioned time periods, under the Senior Convertible Notes and the SPA.

The Company and the investor also entered into a waiver dated August 9, 2022 whereby the April 2022 Senior Convertible Note was amended to permit the Investor to convert up to $5.0 million of the face value principal of the April 2022 Senior Convertible Note at the then current conversion price as if the date of conversion were an Installment Date, i.e. a price per share of common stock equal to the lower of (i) the fixed conversion price then in effect (currently $5.00) and (ii) 82.5% of the average VWAP of the Company’s common stock for each of the two trading days with the lowest VWAP of the Company’s common stock during the ten consecutive trading day period ending and including the trading day immediately prior to the applicable conversion date, but in the case of clause (ii), not less than $0.18 per share. As contemplated by such amendment, in the year ended December 31, 2022, approximately $6,003 of principal repayments along with approximately $370 of interest expense thereon, were settled through the issuance of 7,189,358 shares of common stock of the Company, with such shares having a fair value of approximately $11,807 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in a debt extinguishment loss of $5.4 million in the year ended December 31, 2022. Subsequent to December 31, 2022, as of March 9, 2023, approximately $522 of principal repayments along with approximately $155 of interest expense thereon, were settled through the issuance of 1,852,261 shares of common stock of the Company, with such shares having a fair value of approximately $1,102 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

The fair value and face value principal outstanding of the Senior Convertible Notes as of December 31, 2022 are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2024	7.875%	$5.00	$21,497	$22,000
September 2022 Senior Convertible Note	September 6, 2024	7.875%	$5.00	$11,250	$11,650
Balance as of December 31, 2022				$32,747	$33,650

The Company did not have convertible debt outstanding at December 31, 2021. During the year ended December 31, 2021, the Company recognized debt extinguishment losses of approximately $3,715, in connection with repaying-in-full all remaining convertible notes outstanding at the time.

See Note 13, Financial Instruments Fair Value Measurements, for a further discussion of fair value assumptions.

Note 14 — Debt - continued

Lucid Diagnostics - Private Placement - Securities Purchase Agreement

Effective as of March 13, 2023, Lucid entered into a Securities Purchase Agreement (“Lucid SPA”) with an accredited institutional investor (“Lucid Investor”, “Lucid Lender”, and /or “Lucid Holder”), pursuant to which Lucid agreed to sell, and the Lucid Investor agreed to purchase a Senior Secured Convertible Note with a face value principal of $11.1 million (the “March 2023 Lucid Senior Convertible Note”). The issuance of the March 2023 Lucid Senior Convertible Note is subject to customary closing conditions. As of the date hereof, the March 2023 Lucid Senior Convertible Note has not yet been issued.

Note 15 — Stock-Based Compensation

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

A total of 16,352,807 shares of common stock of PAVmed Inc. are reserved for issuance under the PAVmed Inc. 2014 Equity Plan, with 2,563,843 shares available for grant as of December 31, 2022. The share reservation is not diminished by a total of 600,854 PAVmed Inc. stock options and restricted stock awards granted outside the PAVmed Inc. 2014 Equity Plan as of December 31, 2022. In January 2023, the number of shares available for grant was increased by 4,700,000 in accordance with the evergreen provisions of the plan.

PAVmed Inc. Stock Options

PAVmed Inc. stock options granted under the PAVmed Inc. 2014 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2020	6,798,529	$2.55	7.3	$2,558
Granted(1)	2,900,000	$4.90
Exercised	(621,164)	$1.58
Forfeited	(357,167)	$2.82
Outstanding stock options at December 31, 2021	8,720,198	$3.39	6.8	$3,516
Vested and exercisable stock options at December 31, 2021	6,228,106	$2.88	5.7	$3,245

Outstanding stock options at December 31, 2021	8,720,198	$3.39	6.8	$3,516
Granted(1)	4,804,350	$1.53
Exercised	(299,999)	$1.01
Forfeited	(1,655,894)	$3.14
Outstanding stock options at December 31, 2022(3)	11,568,655	$2.71	7.4	$—
Vested and exercisable stock options at December 31, 2022	7,233,965	$2.97	6.5	$—

(1)	Stock options granted under the PAVmed Inc. 2014 Equity Plan and those granted outside such plan generally vest ratably over twelve quarters, with the vesting commencing with the grant date quarter-end, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the PAVmed Inc. common stock on each of December 31, 2022 and December 31, 2021 and the exercise price of the underlying PAVmed Inc. stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above, are inclusive of 500,854 stock options granted outside the PAVmed Inc. 2014 Equity Plan, as of December 31, 2022 and December 31, 2021.

Note 15 — Stock-Based Compensation - continued

Subsequent to December 31, 2022, in January 2023, the company granted 7,070,000 stock options with a weighted average exercise price of $0.48 for which will generally vest one-third after one year then ratably over the next eight quarters.

PAVmed Inc. Restricted Stock Awards

PAVmed Inc. restricted stock awards granted under the PAVmed Inc. 2014 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding restricted stock awards as of December 31, 2020	1,416,666	$1.72
Granted	400,000	$4.50
Vested	(150,000)	$2.04
Forfeited	—	$—
Unvested restricted stock awards as of December 31, 2021(1)	1,666,666	$2.36

Unvested restricted stock awards as of December 31, 2021	1,666,666	$2.36
Granted	—	—
Vested	(541,666)	1.20
Forfeited	(150,000)	2.04
Unvested restricted stock awards as of December 31, 2022(1)	975,000	$3.05

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 100,000 restricted stock awards granted outside the PAVmed Inc. 2014 Equity Plan as of December 31, 2022 and December 31, 2021.

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

A total of 9,144,000 shares of common stock of Lucid Diagnostics Inc. are reserved for issuance under the Lucid Diagnostics Inc. 2018 Equity Plan, with 3,821,139 shares available for grant as of December 31, 2022. The share reservation is not diminished by a total of 423,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics Inc. 2018 Equity Plan, as of December 31, 2022. In January 2023, the number of shares available for grant was increased by 2,500,000 in accordance with the evergreen provisions of the plan.

Note 15 — Stock-Based Compensation - continued

Lucid Diagnostics Inc. Stock Options

Lucid Diagnostics Inc. stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2020	1,399,242	$0.61	8.0
Granted(1)	20,000	$9.08
Exercised	—	$—
Forfeited	—	$—
Outstanding stock options at December 31, 2021	1,419,242	$0.73	7.0	$6,665
Vested and exercisable stock options at December 31, 2021	1,337,417	$0.61	7.0	$6,370

Outstanding stock options at December 31, 2021	1,419,242	$0.73	7.0	$6,665
Granted(1)	2,365,000	$3.68
Exercised	(965,341)	$0.72
Forfeited	(253,524)	$3.83
Outstanding stock options at December 31, 2022(3)	2,565,377	$3.14	8.3	$428
Vested and exercisable stock options at December 31, 2022	1,119,006	$2.53	7.1	$428

(1)	Stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan and those granted outside such plan generally vest ratably over twelve quarters, with the vesting commencing with the grant date quarter-end, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics Inc. common stock on each of December 31, 2022 and December 31, 2021 and the exercise price of the underlying Lucid Diagnostics Inc. stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above, are inclusive of 423,300 stock options granted outside the Lucid Diagnostics Inc. 2018 Equity Plan, as of December 31, 2022 and December 31, 2021.

Subsequent to December 31, 2022, in January and February 2023, the company granted 2,672,500 stock options with a weighted average exercise price of $1.31 for which will generally vest one-third after one year then ratably over the next eight quarters.

Note 15 — Stock-Based Compensation - continued

Lucid Diagnostics Inc. Restricted Stock Awards

Lucid Diagnostics Inc. restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2020	—	$—
Granted	1,947,795	12.76
Vested	—	—
Forfeited	(7,055)	13.11
Unvested restricted stock awards as of December 31, 2021(1)	1,940,740	$12.76

Unvested restricted stock awards as of December 31, 2021	1,940,740	$12.76
Granted	320,000	4.53
Vested	(169,320)	13.48
Forfeited	—	—
Unvested restricted stock awards as of December 31, 2022(1)	2,091,420	$11.44

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 50,000 restricted stock awards granted outside the Lucid Diagnostics Inc. 2018 Equity Plan as of December 31, 2022 and December 31, 2021.

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

Consolidated Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized by each of PAVmed Inc. and Lucid Diagnostics Inc. for both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Years Ended December 31,
	2022	2021
Cost of revenue	$16	$—
Sales and marketing expenses	2,464	1,177
General and administrative expenses	16,001	12,799
Research and development expenses	1,051	1,033
Total stock-based compensation expense	$19,532	$15,009

Note 15 — Stock-Based Compensation - continued

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

	Years Ended December 31,
	2022	2021
Lucid Diagnostics Inc 2018 Equity Plan – cost of revenue	$13	$—
Lucid Diagnostics Inc 2018 Equity Plan – sales and marketing expenses	968	8
Lucid Diagnostics Inc 2018 Equity Plan – general and administrative expenses	12,691	9,073
Lucid Diagnostics Inc 2018 Equity Plan – research and development expenses	187	66
PAVmed Inc 2014 Equity Plan - cost of revenue	3	—
PAVmed Inc 2014 Equity Plan - sales and marketing expenses	654	202
PAVmed Inc 2014 Equity Plan - general and administrative expenses	262	38
PAVmed Inc 2014 Equity Plan - research and development expenses	213	212
Total stock-based compensation expense – recognized by Lucid Diagnostics Inc	$14,991	$9,599

The consolidated unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
PAVmed Inc. 2014 Equity Plan
Stock Options	$7,136	1.9
Restricted Stock Awards	$933	0.7

Lucid Diagnostics Inc. 2018 Equity Plan
Stock Options	$3,248	2.1
Restricted Stock Awards	$4,064	0.5

Note 15 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed Inc. 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $1.10 per share and $3.46 per share during the periods ended December 31, 2022 and 2021, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Years Ended December 31,
	2022	2021
Expected term of stock options (in years)	5.8	5.6
Expected stock price volatility	88.0%	76.0%
Risk free interest rate	2.2%	1.0%
Expected dividend yield	—%	—%

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $2.30 per share and $5.13 per share during the periods ended December 31, 2022 and 2021, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Years Ended December 31,
	2022	2021
Expected term of stock options (in years)	5.6	5.7
Expected stock price volatility	71.0%	70.0%
Risk free interest rate	2.1%	1.3%
Expected dividend yield	—%	—%

PAVmed Inc. Employee Stock Purchase Plan (“ESPP”)

A total of 194,240 shares and 203,480 shares of common stock of the Company were purchased for proceeds of approximately $218 and $304, on March 31, 2022 and 2021, respectively under the PAVmed Inc Employee Stock Purchase Plan (“PAVmed Inc ESPP”). A total of 191,698 shares and 31,112 shares of common stock of the Company were purchased for proceeds of approximately $140 and $131, on September 30, 2022 and 2021, respectively under the PAVmed Inc ESPP. The September 30, 2022 purchase was settled through the redeployment of treasury stock, and did not reduce the number of shares available-for-issue under the PAVmed Inc ESPP. The PAVmed Inc. ESPP has a total reservation of 1,750,000 shares of common stock of PAVmed Inc. of which 931,841 shares are available-for-issue as of December 31, 2022. In January 2023, the number of shares available-for-issue was increased by 250,000 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics, Inc Employee Stock Purchase Plan (“ESPP”)

The Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid Diagnostics Inc ESPP”), initial six-month stock purchase period was April 1, 2022 to September 30, 2022. A total of 84,030 shares of common stock of Lucid Diagnostics Inc were purchased for proceeds of approximately $109 on September 30, 2022 under the Lucid Diagnostics Inc. ESPP. The Lucid Diagnostics Inc. ESPP has a total reservation of 500,000 shares of common stock of Lucid Diagnostics Inc. of which 415,970 shares are available-for-issue as of December 31, 2022. In January 2023, the number of shares available-for-issue was increased by 500,000 in accordance with the evergreen provisions of the plan.

Note 16 — Preferred Stock

As of December 31, 2022 and December 31, 2021, there were 1,205,759 and 1,113,919 shares of Series B Convertible Preferred Stock (classified in permanent equity) issued and outstanding, respectively.

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

During the year ended December 31, 2022, the Company’s board-of-directors declared an aggregate of approximately $276 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2021, March 31, 2022, June 30, 2022, and September 30, 2022, which have been settled by the issue of an additional aggregate 91,885 shares of Series B Convertible Preferred Stock.

During the year ended December 31, 2021, the Company’s board-of-directors declared an aggregate of approximately $288 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2020, March 31, 2021, June 30, 2021, and September 30, 2021, which have been settled by the issue of an additional aggregate 96,262 shares of Series B Convertible Preferred Stock.

Subsequent to December 31, 2022, in January 2023, the Company’s board-of-directors declared a Series B Convertible Preferred Stock dividend earned as of December 31, 2022 and payable as of January 1, 2023, of approximately $72, to be settled by the issue of an additional 24,128 shares of Series B Convertible Preferred Stock (with such dividend not recognized as a dividend payable as of December 31, 2022, as the Company’s board of directors had not declared such dividends payable as of such date).

Lucid Diagnostics - Series A Preferred Stock Offering

On March 7, 2023, Lucid entered into subscription agreements for the sale of 13,625 shares (the “Lucid Series A Preferred Stock”). Each share of the Lucid Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The terms of the Lucid Series A Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of Lucid common stock into which such Lucid Series A Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The Lucid Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Lucid Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

Note 17 — Common Stock and Common Stock Purchase Warrants

Common Stock

In June 2022, the Company received shareholder approval to issue up to 250 million shares of its common stock, an increase of 100 million shares.

In February 2023, the Company distributed a proxy statement for a special meeting of shareholders to be held on March 31, 2023 (the “Special Meeting”), at which the Company will be seeking approval of an amendment to the Company’s Certificate of Incorporation, to effect, at any time prior to the one-year anniversary date of the Special Meeting, (i) a reverse split of the Company’s outstanding shares of common stock at a specific ratio, ranging from 1-for-5 to 1-for-15, to be determined by the board of directors of the Company in its sole discretion, and (ii) an associated reduction in the number of shares of common stock the Company is authorized to issue, from 250,000,000 shares to 50,000,000 shares.

During the year ended December 31, 2022, 299,999 shares of common stock of the Company were issued upon exercise of stock options for cash of approximately $302; and during the year ended December 31, 2022 a total of 385,938 shares of common stock of the Company were issued under the PAVmed Inc. Employee Stock Purchase Plan (“ESPP”). See Note 15, Stock-Based Compensation, for a discussion of each of the PAVmed Inc. 2014 Equity Plan and the PAVmed Inc. ESPP.

In the year ended December 31, 2022, 7,189,358 share of the Company’s common stock were issued upon conversion, at the election of the holder, of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note, for $6,003 face value principal repayments, along with approximately $370 of interest thereon, as discussed in Note 14, Debt.

In the year ended December 31, 2022, the Company sold 106,225 shares through their at-the-market equity facility for approximately $79. Subsequent to December 31, 2022, through March 9, 2023, we sold 1,081,997 shares through the at-the-market equity facility for approximately $0.6 million.

Common Stock Purchase Warrants

As of December 31, 2022 and December 31, 2021, Series Z Warrants outstanding totaled 11,937,450 and 11,937,455, respectively. A Series Z Warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $1.60 per share, and expire April 30, 2024. During the year ended December 31, 2022, a total of 5 Series Z Warrants were exercised for cash at $1.60 per share, resulting in the issue of the same number of shares of common stock of the Company.

As of December 31, 2021, Series W Warrants outstanding totaled 377,873. The remaining 377,873 Series W Warrants expired unexercised as of January 29, 2022.

Note 18 — Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is summarized for the periods indicated as follows:

	December 31, 2022	December 31, 2021
NCI – equity (deficit) – beginning of period	$17,752	$(2,369)
Investment in Veris Health Inc.	—	6
Net loss attributable to NCI	(14,255)	(5,779)
Impact of subsidiary equity transactions	28	16,760
Lucid Diagnostics Inc. proceeds from Committed Equity Facility, net of deferred financing charges	1,767	—
Lucid Diagnostics Inc. issuance of common stock for settlement of APA-RDx installment payment	653	—
Lucid Diagnostics Inc. 2018 Equity Plan stock option exercise	695	—
Lucid Diagnostics Inc. Employee Stock Purchase Plan Purchase	109	—
Stock-based compensation expense - Lucid Diagnostics Inc. 2018 Equity Plan	13,859	9,134
Stock-based compensation expense - Veris Health Inc. 2021 Equity Plan	7	—
NCI – equity (deficit) – end of period	$20,615	$17,752

The consolidated NCI presented above is with respect to the Company’s consolidated majority-owned subsidiaries as a component of consolidated total stockholders’ equity as of December 31, 2022 and December 31, 2021; and the recognition of a net loss attributable to the NCI in the consolidated statement of operations for the periods beginning on the acquisition date of the respective majority-owned subsidiaries.

Lucid Diagnostics Inc.

As of December 31, 2022, there were 40,518,792 shares of common stock of Lucid Diagnostics Inc. issued and outstanding, of which, PAVmed Inc. holds 31,302,420 shares, representing a majority ownership equity interest and PAVmed Inc. has a controlling financial interest in Lucid Diagnostics Inc., and accordingly, Lucid Diagnostics Inc. is a consolidated majority-owned subsidiary of PAVmed Inc.

On March 28, 2022, Lucid Diagnostics, Inc. entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of Lucid Diagnostics Inc. common stock from time to time at the request of Lucid Diagnostics Inc. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis at prices based on the existing market price. As of December 31, 2022, under the committed equity facility, a total of 680,263 shares of common stock of Lucid Diagnostics Inc. were issued for proceeds of approximately $1,807.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor Fitzgerald & Co. In the year ended December 31, 2022, there were no Lucid Diagnostics shares sold through their at-the-market equity facility. Subsequent to December 31, 2022, through March 9, 2023, Lucid Diagnostics sold 230,068 shares through its at-the-market equity facility for approximately $0.3 million.

Veris Health Inc.

As of December 31, 2022, there were 8,000,000 shares of common stock of Veris Health Inc. issued and outstanding, of which PAVmed Inc. holds an 80.44% majority-interest ownership and PAVmed Inc. has a controlling financial interest, with the remaining 19.56% minority-interest ownership held by an unrelated third-party. Accordingly, Veris Health Inc. is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the consolidated balance sheet as of December 31, 2022 along with the recognition of a net loss attributable to the NCI in the consolidated statement of operations for the period of May 28, 2021 to December 31, 2021, upon its formation and contemporaneous acquisition of Oncodisc Inc.

Note 19 — Income Taxes

Income tax (benefit) expense for respective periods noted is as follows:

	Year Ended December 31,
	2022	2021
Current
Federal, State and Local	$—	$—
Deferred
Federal	(24,265)	(9,528)
State and Local	11,124	(9,409)
Current and Deferred tax (benefit) expense	(13,141)	(18,937)
Less: Valuation allowance reserve	13,141	18,937
Income tax expense (benefit)	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the respective period noted is as follows:

	Year Ended December 31,
	2022	2021
U.S. federal statutory rate	21.0%	21.0%
U.S. state and local income taxes, net of federal benefit	6.6%	13.2%
Permanent differences	(1.0)%	(0.6)%
Tax credits	1.3%	—%
Revaluation of state deferred taxes	(15.2)%	0.1%
Valuation allowance	(12.7)%	(33.7)%
Effective tax rate	—%	—%

The tax effects of temporary differences which give rise to the net deferred tax assets for the respective period noted is as follows:

	Year Ended December 31,
	2022	2021
Deferred Tax Assets
Net operating loss	$37,032	$35,989
Debt issue costs	922	—
Stock-based compensation expense	11,105	7,091
Lease liabilities	836	—
Research and development expenditures	6,193	—
Research and development tax credit carryforwards	1,719	428
Accrued expenses	311	897
Section 195 deferred start-up costs	15	16
Depreciation & amortization	$221	$—
Deferred tax assets	$58,354	$44,421

Deferred Tax Liabilities
Operating lease right-of-use assets	(850)	—
Depreciation	—	(22)
Patent licenses	—	(36)
Deferred Tax Liabilities	$(850)	$(58)

Deferred tax assets, net of deferred tax liabilities	57,504	44,363
Less: valuation allowance	(57,504)	(44,363)
Deferred tax assets, net after valuation allowance	$—	$—

Note 19 — Income Taxes - continued

Deferred tax assets and deferred tax liabilities resulting from temporary differences are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of the change in the tax rate is recognized as income or expense in the period the change in tax rate is enacted.

As required by FASB ASC Topic 740, Income Taxes, (“ASC 740), a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. Accordingly, the Company evaluated the positive and negative evidence bearing upon the estimated realizability of the net deferred tax assets, and based on the Company’s history of operating losses, concluded it is more-likely-than-not the deferred tax assets will not be realized, and therefore recognized a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the deferred tax asset valuation allowance increased by $13,141 and $18,937, respectively.

The Company has total estimated federal net operating loss (“NOL”) carryforward of approximately $158.4 million and $104.1 million as of December 31, 2022 and 2021, respectively, which is available to reduce future taxable income, of which approximately $13.8 million have statutory expiration dates commencing in 2037, and approximately $144.6 million which do not have a statutory expiration date. The Company has not yet conducted a formal analysis and the NOL carryforward may be subject-to limitation under U.S. Internal Revenue Code (“IRC”) Section 382 (provided there was a greater than 50% ownership change, as computed under such IRC Section 382). The State and Local NOL carryforwards of approximately $157.8 million have statutory expiration dates commencing in 2037. The Company has total estimated research and development (“R&D”) tax credit carryforward of approximately $1.7 million as of December 31, 2022 which are available to reduce future tax expense and have statutory expiration dates commencing in 2037.

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

In August 2022, the U.S. Congress passed the Inflation Reduction Act, which included a corporate minimum tax on book earnings of 15%, an excise tax on corporate share repurchases of 1%, and certain climate change and energy tax credit incentives. The adoption of a corporate minimum tax of 15% is not expected to impact PAVmed’s effective tax rate. The excise tax of 1% on corporate share buybacks will not have an impact on the Company’s effective tax rate.

Note 20 — Net Loss Per Share

The “Net loss per share - attributable to PAVmed Inc. - basic and diluted” and “Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted” - for the respective periods indicated - is as follows:

	Years Ended December 31,
	2022	2021
Numerator
Net loss - before noncontrolling interest	$(103,238)	$(56,126)
Net loss attributable to noncontrolling interest	14,255	5,779
Net loss - as reported, attributable to PAVmed Inc.	$(88,983)	$(50,347)

Series B Convertible Preferred Stock dividends – earned	$(281)	$(283)

Net loss attributable to PAVmed Inc. common stockholders	$(89,264)	$(50,630)

Denominator
Weighted average common shares outstanding, basic and diluted	89,076,078	77,515,767

Net loss per share
Basic and diluted
Net loss - as reported, attributable to PAVmed Inc.	$(1.00)	$(0.65)
Net loss attributable to PAVmed Inc. common stockholders	$(1.00)	$(0.65)

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

Basic weighted-average number of shares of common stock outstanding for the years ended December 31, 2022 and 2021 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	December 31,
	2022	2021
Stock options and restricted stock awards	12,543,655	10,386,864
Series Z Warrants	11,937,450	11,937,455
Series W Warrants	—	377,873
Series B Convertible Preferred Stock	1,205,759	1,113,919
Total	25,686,864	23,816,111

The total stock options and restricted stock awards are inclusive of 500,854 stock options as of December 31, 2022 and 2021; and 100,000 restricted stock awards as of December 31, 2022 and 2021, granted outside the PAVmed Inc. 2014 Equity Plan.

