Form 10-Q
period 2023-03-31
PAVmed Inc.
filed 2023-05-15
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, there were 104,533,129 shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan as of such date).

i

Part I - Financial Information

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	March 31, 2023	December 31, 2022
Assets:
Current assets:
Cash	$49,280	$39,744
Accounts receivable	27	17
Prepaid expenses, deposits, and other current assets	4,534	4,165
Total current assets	53,841	43,926
Fixed assets, net	2,255	2,451
Operating lease right-of-use assets	5,171	3,037
Intangible assets, net	2,940	3,445
Other assets	1,079	1,121
Total assets	$65,286	$53,980
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,258	$2,704
Accrued expenses and other current liabilities	3,724	3,705
Operating lease liabilities, current portion	1,264	1,141
Senior Secured Convertible Notes - at fair value	44,300	33,650
Total current liabilities	50,546	41,200
Operating lease liabilities, less current portion	3,936	1,846
Total liabilities	54,482	43,046
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding 1,229,887 at March 31, 2023 and 1,205,759 shares at December 31, 2022	2,767	2,695
Common stock, $0.001 par value. Authorized, 250,000,000 shares; 100,596,406 and 94,510,537 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	101	95
Additional paid-in capital	221,247	216,106
Accumulated deficit	(246,172)	(228,169)
Treasury stock	—	(408)
Total PAVmed Inc. Stockholders’ Equity	(22,057)	(9,681)
Noncontrolling interests	32,861	20,615
Total Stockholders’ Equity	10,804	10,934
Total Liabilities and Stockholders’ Equity	$65,286	$53,980

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$446	$189
Operating expenses:
Cost of revenue	1,346	369
Sales and marketing	4,539	3,925
General and administrative	10,018	9,475
Amortization of acquired intangible assets	505	123
Research and development	4,439	5,932
Total operating expenses	20,847	19,824
Operating loss	(20,401)	(19,635)
Other income (expense):
Interest income	121	2
Interest expense	(183)	—
Change in fair value - Senior Secured Convertible Notes	(1,040)	—
Loss on issue and offering costs - Senior Secured Convertible Note	(1,186)	—
Debt extinguishments loss - Senior Secured Convertible Notes	(525)	—
Gain on sale of intellectual property	1,000	—
Other income (expense), net	(1,813)	2
Loss before provision for income tax	(22,214)	(19,633)
Provision for income taxes	—	—
Net loss before noncontrolling interests	(22,214)	(19,633)
Net loss attributable to the noncontrolling interests	4,283	2,761
Net loss attributable to PAVmed Inc.	(17,931)	(16,872)
Less: Series B Convertible Preferred Stock dividends earned	(74)	(68)
Net loss attributable to PAVmed Inc. common stockholders	$(18,005)	$(16,940)
Per share information:
Net loss per share attributable to PAVmed Inc. - basic and diluted	$(0.18)	$(0.20)
Net loss per share attributable to PAVmed Inc. common stockholders – basic and diluted	$(0.19)	$(0.20)
Weighted average common shares outstanding, basic and diluted	97,095,156	86,336,427

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2023

(in thousands, except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - December 31, 2022	1,205,759	$2,695	94,510,537	$95	$216,106	$(228,169)	$(408)	$20,615	$10,934
Dividends declared - Series B Convertible Preferred Stock	24,128	72	—	—	—	(72)	—	—	—
Issue common stock - PAVM ATM Facility	—	—	1,081,997	1	556	—	—	—	557
Vest - restricted stock awards	—	—	100,000	—	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	4,330,643	5	2,022	—	—	—	2,027
Purchase - Employee Stock Purchase Plan	—	—	384,383	—	122	—	60	—	182
Purchase - majority-owned subsidiary common stock - Employee Stock Purchase Plan	—	—	—	—	—	—	—	276	276
Issuance - majority-owned subsidiary common stock - At-The-Market Facility, net of financing charges	—	—	—	—	—	—	—	284	284
Impact of subsidiary equity transactions	—	—	—	—	1,189	—	—	(1,189)	—
Issuance - majority-owned subsidiary common stock - Settlement APA-RDx - Termination Payment	—	—	—	—	—	—	—	713	713
Issuance - majority-owned subsidiary preferred stock	—	—	—	—	—	—	—	13,625	13,625
Stock-based compensation - PAVmed Inc.	—	—	—	—	1,199	—	—	—	1,199
Stock-based compensation - majority-owned subsidiaries	—	—	—	—	401	—	—	2,820	3,221
Treasury stock	—	—	188,846	—	(348)	—	348	—	—
Net loss	—	—	—	—	—	(17,931)	—	(4,283)	(22,214)
Balance - March 31, 2023	1,229,887	$2,767	100,596,406	$101	$221,247	$(246,172)	$—	$32,861	$10,804

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2022

(in thousands, except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - December 31, 2021	1,113,919	$2,419	86,367,845	$86	$198,071	$(138,910)	$—	$17,752	$79,418
Dividends declared - Series B Convertible Preferred Stock	22,291	67	—	—	—	(67)	—	—	—
Vest - restricted stock awards	—	—	466,666	—	—	—	—	—	—
Exercise - Series Z warrants	—	—	5	—	—	—	—	—	—
Exercise - stock options	—	—	237,499	1	241	—	—	—	242
Exercise - stock options of majority-owned subsidiary	—	—	—	—	—	—	—	187	187
Purchase - Employee Stock Purchase Plan	—	—	194,240	—	217	—	—	—	217
Impact of subsidiary equity transactions	—	—	—	—	(87)	—	—	87	—
Stock-based compensation - PAVmed Inc.	—	—	—	—	1,277	—	—	—	1,277
Stock-based compensation - majority-owned subsidiaries	—	—	—	—	—	—	—	3,537	3,537
Treasury stock	—	—	(354,609)	—	—	—	(512)	—	(512)
Net Loss	—	—	—	—	—	(16,872)	—	(2,761)	(19,633)
Balance - March 31, 2022	1,136,210	$2,486	86,911,646	$87	$199,719	$(155,849)	$(512)	$18,802	$64,733

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except number of shares and per share data - unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss - before noncontrolling interest (“NCI”)	$(22,214)	$(19,633)

Adjustments to reconcile net loss - before NCI to net cash used in operating activities
Depreciation and amortization expense	727	216
Stock-based compensation	4,419	4,814
Gain on sale of intellectual property	(1,000)	—
APA-RDx: Issue common stock of majority-owned subsidiary - settle termination payment	713	—
Change in fair value - Senior Secured Convertible Notes	1,040	—
Loss on issue and offering costs - Senior Secured Convertible Note	1,186	—
Debt extinguishment loss - Senior Secured Convertible Note	525	—
Non-cash lease expense	79	29
Changes in operating assets and liabilities:
Accounts receivable	(10)	111
Prepaid expenses, deposits and current and other assets	(326)	(134)
Accounts payable	(1,444)	3,922
Accrued expenses and other current liabilities	18	(1,588)
Net cash flows used in operating activities	(16,287)	(12,263)

Cash flows from investing activities
Purchase of equipment	(26)	(574)
Proceeds from sale of intellectual property	1,000	—
Net cash flows used in investing activities	974	(574)

Cash flows from financing activities
Proceeds – issue of preferred stock - majority-owned subsidiary	13,625	—
Proceeds – issue of Senior Secured Convertible Note, net of offering costs	9,925	—
Proceeds – issue of common stock - At-The-Market Facility	557	—
Proceeds – majority-owned subsidiary common stock - At-The-Market Facility	284	—
Proceeds – exercise of stock options	—	241
Proceeds – issue common stock – Employee Stock Purchase Plan	182	217
Proceeds – majority-owned subsidiary common stock – Employee Stock Purchase Plan	276	187
Purchase Treasury Stock – payment of employee payroll tax obligation in connection with stock-based compensation	—	(329)
Net cash flows provided by financing activities	24,849	316
Net increase (decrease) in cash	9,536	(12,521)
Cash, beginning of period	39,744	77,258
Cash, end of period	$49,280	$64,737

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

PAVmed is a diversified commercial-stage medical technology company operating in the medical device, diagnostics, and digital health sectors, including through its majority-owned subsidiaries Lucid Diagnostics, a commercial-stage cancer prevention diagnostics company, and Veris Health, a private digital health company focused on enhanced personalized cancer care. The Company’s current central focus is on the commercialization of Lucid’s EsoGuard assay and Veris Health’s Veris Cancer Care Platform. As resources permit, we will continue to explore internal and external innovations that fulfill our project selection criteria without limiting ourselves to any target specialty or condition.

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, common stock purchase warrants, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company expects to continue to experience recurring losses from operations and will continue to fund its operations with debt and equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof and other debt and equity committed sources of financing, the Company expects to be able to fund its operations for one year from the date of the issue of the Company’s consolidated financial statements included herein in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023.

Note 2 — Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 14, 2023, except as otherwise noted herein below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PAVmed and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company holds a majority-ownership interest and has controlling financial interest in each of: Lucid Diagnostics and Veris Health, with the corresponding noncontrolling interest included as a separate component of consolidated stockholders’ equity (deficit), including the recognition in the unaudited condensed consolidated statement of operations of a net loss attributable to the noncontrolling interest based on the respective minority-interest equity ownership of each majority-owned subsidiary. See Note 15, Noncontrolling Interest, for a discussion of each of the majority-owned subsidiaries noted above. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted. The balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of management, include all adjustments, consisting only of routine recurring adjustments, necessary for a fair presentation of the Company’s unaudited condensed consolidated financial information.

Note 2 — Summary of Significant Accounting Policies - continued

The consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2023.

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

Under a Securities Purchase Agreement dated March 13, 2023, Lucid Diagnostics issued a Senior Secured Convertible Note dated March 21, 2023, referred to herein as the “Lucid March 2023 Senior Convertible Note”, which is accounted under the “fair value option election” as discussed below.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivative and Hedging, (“ASC 815”), a financial instrument containing embedded features and/or options may be required to be bifurcated from the financial instrument host and recognized as separate derivative asset or liability, with the bifurcated derivative asset or liability initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date.

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The estimated fair value adjustment of the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the Lucid March 2023 Senior Convertible Note are presented in a single line item within other income (expense) in the accompanying unaudited condensed consolidated statement of operations (as provided for by ASC 825-10-50-30(b)). Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”) (for which there was no such adjustment with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note or the Lucid March 2023 Senior Convertible Note).

See Note 10, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 11, Debt, for a discussion of the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the Lucid March 2023 Senior Convertible Note.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The guidance was adopted by the Company on January 1, 2023. The adoption of the ASU did not have an impact on the Company’s unaudited condensed consolidated financial statements.

Note 3 — Revenue from Contracts with Customers

EsoGuard Commercialization Agreement

The Company, through its majority-owned subsidiary, Lucid Diagnostics, entered into the EsoGuard Commercialization Agreement, dated August 1, 2021, with its former commercial laboratory service provider, ResearchDx Inc. (“RDx”), an unrelated third-party. The EsoGuard Commercialization Agreement was on a month-to-month basis, and was terminated on February 25, 2022 upon the execution of an asset purchase agreement (“APA”) dated February 25, 2022, between LucidDx Labs Inc. (a wholly-owned subsidiary of Lucid Diagnostics) and RDx, with such agreement further discussed in Note 5, Asset Purchase Agreement and Management Services Agreement.

Revenue Recognized

In the three months ended March 31, 2023 and March 31, 2022, the Company recognized total revenue of $446 and $189, respectively. In the three months ended March 31, 2023 the Company recognized revenue of $446, resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the three months ended March 31, 2022 was $189, which solely reflects the revenue recognized under the EsoGuard Commercialization Agreement, which represented the minimum fixed monthly fee of $100 for the period January 1, 2022 to the February 25, 2022 termination date as discussed above. The monthly fee was deemed to be collectible for such period as RDx has timely paid the applicable respective monthly fee.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the three months ended March 31, 2023, the cost of revenue was $1,346 and was primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the three months ended March 31, 2022 was $369, which solely reflects the costs attributable to delivering the services under the EsoGuard Commercialization Agreement for the period January 1, 2022 to February 25, 2022.

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

	Three Months Ended March 31,
	2023	2022
Cost of Revenue
CWRU – Royalty Fees	$24	$9

General and Administrative Expense
Stock-based compensation expense – Physician Inventors’ restricted stock awards	180	272

Research and Development Expense
Amended CWRU – License Agreement - reimbursement of patent legal fees	389	—
Fees - Physician Inventors’ consulting agreements	1	8
Sponsored research agreement	—	3
Stock-based compensation expense – Physician Inventors’ stock options	52	46
Total Related Party Expenses	$646	$338

Note 4 — Related Party Transactions - continued

See Note 12, Stock-Based Compensation, for information regarding each of the “PAVmed Inc. 2014 Long-Term Incentive Equity Plan” and the separate “Lucid Diagnostics Inc 2018 Long-Term Incentive Equity Plan”; and Note 15, Noncontrolling Interest, for a discussion of Lucid Diagnostics Inc. and the corresponding noncontrolling interests.

Other Related Party Transactions

Effective June 2021, Veris Health entered into a consulting agreement with Andrew Thoreson, M.D. which provides for compensation on a contractual rate per hour for consulting services provided. Dr. Thoreson holds a partial ownership interest in the legal entity which holds a minority interest in Veris Health. Veris Health recognized general and administrative expense of $5 and $25 in the three months ended March 31, 2023 and 2022, respectively, in connection with the consulting agreement.

Note 5 — Asset Purchase Agreement and Management Services Agreement

Asset Purchase Agreement and Management Services Agreement - ResearchDx Inc.

LucidDx Labs, a wholly-owned subsidiary of Lucid Diagnostics, entered into an asset purchase agreement (“APA”) dated February 25, 2022, with ResearchDx, Inc. (“RDx”), an unrelated third-party (“APA-RDx”). Under the APA-RDx, LucidDx Labs acquired certain assets from RDx which were combined with LucidDx Labs purchased and leased property and equipment to establish a Company-owned Commercial Lab Improvements Act (“CLIA”) certified, College of American Pathologists (“CAP”) accredited commercial clinical laboratory capable of performing the EsoGuard® Esophageal DNA assay, inclusive of DNA extraction, next generation sequencing (“NGS”) and specimen storage. Prior to February 25, 2022, RDx provided such laboratory services at its owned CLIA-certified, CAP-accredited clinical laboratory. In connection with the execution and delivery of the APA-RDx, LucidDx Labs and RDx entered into a separate management services agreement (“MSA-RDx”), dated and effective February 25, 2022, pursuant to which RDx provided certain testing and related services for the Laboratory.

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

Termination of Management Services Agreement and Modification of Other Payment Obligations - ResearchDx Inc

On February 14, 2023, Lucid Diagnostics and LucidDx Labs entered into an agreement (the “MSA Termination Agreement”) with RDx, pursuant to which the parties mutually agreed to terminate the MSA-RDx without cause. The termination was effective as February 10, 2023. Until the termination of the management service agreement with RDx, RDx had continued to provide certain testing and related services for the Laboratory in accordance with the terms of the MSA-RDx.

The MSA Termination Agreement reduces the remaining amounts of the earnout payments and management fees due under the APA-RDx and the MSA-RDx to $713. The payment was satisfied through the issuance of 553,436 shares of Lucid Diagnostics’ common stock in February 2023. Lucid Diagnostics was not required to make any cash payments in connection with the termination.

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	March 31, 2023	December 31, 2022
Advanced payments to service providers and suppliers	$582	$599
Prepaid insurance	233	300
Deposits	3,530	3,005
EsoCheck cell collection supplies	27	59
EsoGuard mailer supplies	35	52
Veris Box supplies	127	150
Total prepaid expenses, deposits and other current assets	$4,534	$4,165

Note 7 — Leases

During the three months ended March 31, 2023, the Company entered into additional lease agreements that have commenced and are classified as operating leases and short-term leases, including for each of: principal corporate offices and additional Lucid Test Centers.

The Company’s future lease payments as of March 31, 2023, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2023 (remainder of year)	$1,165
2024	1,762
2025	773
2026	724
2027	594
Thereafter	1,319
Total lease payments	$6,337
Less: imputed interest	(1,137)
Present value of lease liabilities	$5,200

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$346	$224
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,473	$3,151
Weighted-average remaining lease term - operating leases (in years)	4.84	3.32
Weighted-average discount rate - operating leases	7.875%	7.875%

As of March 31, 2023 and December 31, 2022, the Company’s right-of-use assets from operating leases were $5,171 and $3,037, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the Company had outstanding operating lease obligations of $5,200 and $2,987, respectively, of which $1,264 and $1,141, respectively, are reported in operating lease liabilities, current portion and $3,936 and $1,846, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

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

Note 8 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	March 31, 2023	December 31, 2022
Defensive asset	60 months	$2,105	$2,105
Laboratory licenses and certifications and laboratory information management software	24 months	3,200	3,200
Other	1 year	70	70
Total Intangible assets		5,375	5,375
Less Accumulated Amortization		(2,435)	(1,930)
Intangible Assets, net		$2,940	$3,445

The defensive technology intangible asset was recognized upon its acquisition of CapNostics, an unrelated third-party, for total purchase consideration paid on the October 5, 2021 acquisition date of approximately $2.1 million in cash. The CapNostics transaction was accounted for as an asset acquisition, resulting in the recognition of the defensive technology intangible asset. The defensive technology intangible asset is being amortized on a straight-line basis over an expected useful life 60 months commencing on the acquisition date.

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

Amortization expense of the intangible assets discussed above was $505 and $123 for the periods ended March 31, 2023 and 2022, respectively, and is included in amortization of acquired intangible assets in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2023, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2023 (remainder of year)	$1,516
2024	688
2025	421
2026	315
Total	$2,940

Note 9 — Commitment and Contingencies

Other Matters

In the ordinary course of PAVmed business, particularly as it begins commercialization of its products, the Company may be subject to certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. The Company does not believe it is currently a party to any pending legal proceedings. Notwithstanding, legal proceedings are subject-to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows.

Note 10 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
March 31, 2023
Senior Secured Convertible Note - April 2022	$—	$—	$20,750	$20,750
Senior Secured Convertible Note - September 2022	—	—	11,650	11,650
Lucid Senior Secured Convertible Note - March 2023	—	—	11,900	11,900
Totals	$—	$—	$44,300	$44,300

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2022
Senior Secured Convertible Note - April 2022	$—	$—	$22,000	$22,000
Senior Secured Convertible Note - September 2022	—	—	11,650	11,650
Totals	$—	$—	$33,650	$33,650

1 There were no transfers between the respective Levels during the period ended March 31, 2023.

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

As discussed in Note 11, Debt, Lucid Diagnostics issued a Senior Secured Convertible Note dated March 21, 2023, with an initial $11.1 million face value principal (“Lucid March 2023 Senior Convertible Note”). This convertible note is also accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

The estimated fair value of the Lucid March 2023 Senior Convertible Note as of each of March 21, 2023 and March 31, 2023, and the estimated fair value of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note as of March 31, 2023, were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	April 2022 Senior Convertible Note: March 31, 2023	September 2022 Senior Convertible Note: March 31, 2023	Lucid March 2023 Senior Convertible Note: March 21, 2023	Lucid March 2023 Senior Convertible Note: March 31, 2023
Fair Value	$20,750	$11,650	$11,900	$11,900
Face value principal payable	$20,162	$11,250	$11,111	$11,111
Required rate of return	11.500%	11.000%	11.00%	11.00%
Conversion Price	$5.00	$5.00	$5.00	$5.00
Value of common stock	$0.37	$0.37	$1.54	$1.40
Expected term (years)	0.62	1.44	2.00	1.98
Volatility	180.00%	180.00%	75.00%	75.00%
Risk free rate	4.75%	4.29%	4.09%	3.99%
Dividend yield	—%	—%	—%	—%

Note 10 — Financial Instruments Fair Value Measurements - continued

The estimated fair values reported utilized the Company’s and Lucid’s common stock prices along with certain Level 3 inputs (as discussed in the table above), in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models and analyses, including the Company’s and Lucid’s common stock prices, the Company’s and Lucid’s dividend yields, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the Company’s and Lucid’s common stock prices. Changes in these assumptions can materially affect the estimated fair values.

Note 11 — Debt

The fair value and face value principal outstanding of the Senior Convertible Notes as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2024	7.875%	$5.00	$20,162	$20,750
September 2022 Senior Convertible Note	September 6, 2024	7.875%	$5.00	$11,250	$11,650
Lucid March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	$11,111	$11,900
Balance as of March 31, 2023				$42,523	$44,300

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2024	7.875%	$5.00	$21,497	$22,000
September 2022 Senior Convertible Note	September 6, 2024	7.875%	$5.00	$11,250	$11,650
Balance as of December 31, 2022				$32,747	$33,650

The changes in the fair value of debt during the three months ended March 31, 2023 is as follows:

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - December 31, 2022	$22,000	$11,650	$—	$33,650	$—
Face value principal – issue date	—	—	11,111	11,111	—
Fair value adjustment – issue date	—	—	789	789	(789)
Installment repayments – common stock	(1,335)	—	—	(1,335)	—
Non-installment payments – common stock	(166)	—	—	(166)	—
Change in fair value	251	—	—	251	(251)
Fair Value at March 31, 2023	$20,750	$11,650	$11,900	$44,300
Other Income (Expense) - Change in fair value – three months ended March 31, 2023					$(1,040)

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

Under the SPA, the Company issued a Senior Secured Convertible Note dated April 4, 2022, referred to herein as the “April 2022 Senior Convertible Note”, with such note having a $27.5 million face value principal, a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of April 4, 2024. The April 2022 Senior Convertible Note may be converted into shares of common stock of the Company at the Holder’s election.

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

The Company is subject to financial covenants requiring: (i) a minimum of $8.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, to not exceed 30% (except that such maximum percentage was 50% for the period from September 8, 2022 through March 5, 2023) (the “Debt to Market Cap Ratio Test”); and (iii) the Company’s market capitalization to at no time be less than $75 million. (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). From time to time from and after September 8, 2022 through March 12, 2023, the Company was not in compliance with the Financial Tests. As of March 12, 2023, the Investor agreed to waive any such non-compliance during such time period and thereafter through May 31, 2023.

In the three months ended March 31, 2023, approximately $1,501 of principal repayments along with approximately $15 of interest expense thereon, were settled through the issuance of 4,330,643 shares of common stock of the Company, with such shares having a fair value of approximately $2,027 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in a debt extinguishment loss of $0.5 million in the three months ended March 31, 2023. Subsequent to March 31, 2023, as of May 11, 2023, approximately $649 of principal repayments along with approximately $13 of interest expense thereon, were settled through the issuance of 2,183,089 shares of common stock of the Company, with such shares having a fair value of approximately $1,081 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

Lucid Diagnostics - Senior Secured Convertible Notes

Lucid Diagnostics entered into a Securities Purchase Agreement (“Lucid SPA”) dated March 13, 2023, with an accredited institutional investor (“Investor”, “Lender”, and /or “Holder”), wherein, Lucid agreed to sell, and the Investor agreed to purchase an aggregate of $11.1 million face value principal of debt. The debt was issued in a registered direct offering under the Lucid’s effective shelf registration statement.

Under the SPA dated March 13, 2023, Lucid issued a Senior Secured Convertible Note dated March 21, 2023, referred to herein as the “Lucid March 2023 Senior Convertible Note”, with such note having a $11.1 million face value principal, a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of Lucid’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of March 21, 2025. The Lucid March 2023 Senior Convertible Note may be converted into shares of common stock of Lucid at the Holder’s election.

The Lucid March 2023 Senior Convertible Note proceeds were $9.925 million after deducting a $1.186 million lender fee and offering costs. The lender fee and offering costs were recognized as of the March 21, 2023 issue date as a current period expense in other income (expense) in the Company’s unaudited condensed consolidated statement of operations.

During the period from March 21, 2023 to September 20, 2023, Lucid is required to pay interest expense only (on the $11.1 million face value principal), at 7.875% per annum, computed on a 360 day year. Lucid paid in cash interest expense of $24 for the three months ended March 31, 2023.

Commencing September 21, 2023, and then on each of the successive first and tenth trading day of each month thereafter through to and including March 14, 2025 (each referred to as an “Installment Date”); and on the March 21, 2025 maturity date, Lucid will be required to make a principal repayment of $292 together with accrued interest thereon, with such 38 payments referred to herein as the “Installment Amount”, settled in shares of common stock of Lucid, subject to customary equity conditions, including minimum share price and volume thresholds, or at the election of Lucid, in cash, in whole or in part.

In addition to the Installment Amount repayments, the Holder may elect to accelerate the conversion of future Installment Amount repayments, and interest thereon, subject to certain restrictions, as defined, utilizing the then current conversion price of the most recent Installment Date conversion price.

The payment of all amounts due and payable under this senior convertible note is guaranteed by Lucid’s subsidiaries; and the obligations under this senior convertible note are secured by all of the assets of Lucid and its subsidiaries.

Lucid is subject to certain customary affirmative and negative covenants regarding the rank of the note, along with the incurrence of further indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters.

Lucid is subject to financial covenants requiring: (i) a minimum of $5.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) Lucid’s average market capitalization over the prior ten trading days, as of the last day of any fiscal quarter commencing with September 30, 2023, to not exceed 30%; and (iii) Lucid’s market capitalization to at no time be less than $30 million.

During the three months ended March 31, 2023, the Company recognized debt extinguishment losses of approximately $525, in connection with issuing common stock for principal repayments on convertible debt mentioned above. During the three months ended March 31, 2022, the Company did not recognize debt extinguishment losses.

See Note 10, Financial Instruments Fair Value Measurements, for a further discussion of fair value assumptions.

Note 12 — Stock-Based Compensation

PAVmed Inc. 2014 Long-Term Incentive Equity Plan

The PAVmed Inc. 2014 Long-Term Incentive Equity Plan (the “PAVmed 2014 Equity Plan”) is designed to enable PAVmed to offer employees, officers, directors, and consultants, as defined, an opportunity to acquire shares of common stock of PAVmed. The types of awards that may be granted under the PAVmed 2014 Equity Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the PAVmed board of directors.

A total of 21,052,807 shares of common stock of PAVmed are reserved for issuance under the PAVmed 2014 Equity Plan, with 751,778 shares available for grant as of March 31, 2023. The share reservation is not diminished by a total of 600,854 PAVmed Inc. stock options and restricted stock awards granted outside the PAVmed 2014 Equity Plan as of March 31, 2023. In January 2023, the number of shares available for grant was increased by 4,700,000 in accordance with the evergreen provisions of the plan.

Note 12 — Stock-Based Compensation - continued

PAVmed Stock Options

PAVmed stock options granted under the PAVmed 2014 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2022	11,568,655	$2.71	7.4	$—
Granted(1)	7,280,000	$0.48
Exercised	—	$—
Forfeited	(767,935)	$1.77
Outstanding stock options at March 31, 2023(3)	18,080,720	$1.85	8.1	$—
Vested and exercisable stock options at March 31, 2023	7,768,903	$2.94	6.1	$—

(1)	Stock options granted under the PAVmed 2014 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the PAVmed common stock on each of March 31, 2023 and December 31, 2022 and the exercise price of the underlying PAVmed stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above, are inclusive of 500,854 stock options granted outside the PAVmed 2014 Equity Plan, as of March 31, 2023 and December 31, 2022.

PAVmed Restricted Stock Awards

PAVmed restricted stock awards granted under the PAVmed 2014 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2022(1)	975,000	$3.05
Granted	—	—
Vested	(100,000)	3.10
Forfeited	—	—
Unvested restricted stock awards as of March 31, 2023	875,000	$3.04

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 100,000 restricted stock awards granted outside the PAVmed 2014 Equity Plan as of December 31, 2022. These 100,000 restricted stock awards were fully vested during the period ended March 31, 2023.

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan

The Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (“Lucid Diagnostics 2018 Equity Plan”) is separate and apart from the PAVmed 2014 Equity Plan discussed above. The Lucid Diagnostics 2018 Equity Plan is designed to enable Lucid Diagnostics to offer employees, officers, directors, and consultants, an opportunity to acquire shares of common stock of Lucid Diagnostics. The types of awards that may be granted under the Lucid Diagnostics 2018 Equity Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Lucid Diagnostics board of directors.

A total of 11,644,000 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 3,834,058 shares available for grant as of March 31, 2023. The share reservation is not diminished by a total of 423,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of March 31, 2023. In January 2023, the number of shares available for grant was increased by 2,500,000 in accordance with the evergreen provisions of the plan.

Note 12 — Stock-Based Compensation - continued

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2022	2,565,377	$3.14	8.3	$428
Granted(1)	2,697,500	$1.31
Exercised	—	$—
Forfeited	(210,419)	$2.46
Outstanding stock options at March 31, 2023(3)	5,052,458	$2.19	8.9	$676
Vested and exercisable stock options at March 31, 2023	1,254,494	$2.67	7.0	$444

(1)	Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of March 31, 2023 and December 31, 2022 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above, are inclusive of 423,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of March 31, 2023 and December 31, 2022.

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2022(1)	2,091,420	$11.44
Granted	—	—
Vested	(219,320)	11.27
Forfeited	—	—
Unvested restricted stock awards as of March 31, 2023	1,872,100	$11.46

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan as of December 31, 2022. These 50,000 restricted stock awards were fully vested during the period ended March 31, 2023.

Note 12 — Stock-Based Compensation - continued

Consolidated Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized by each of PAVmed and Lucid Diagnostics for both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$23	$—
Sales and marketing expenses	444	625
General and administrative expenses	3,588	4,002
Research and development expenses	364	187
Total stock-based compensation expense	$4,419	$4,814

Stock-Based Compensation Expense Recognized by Lucid Diagnostics

As noted, the consolidated stock-based compensation expense presented above is inclusive of stock-based compensation expense recognized by Lucid Diagnostics, inclusive of each of: stock options granted under the PAVmed 2014 Equity Plan to the three physician inventors of the intellectual property underlying the CWRU License Agreement (“Physician Inventors”) (as discussed above in Note 4, Related Party Transactions); and stock options and restricted stock awards granted to employees of PAVmed and non-employee consultants under the Lucid Diagnostics 2018 Equity Plan. The stock-based compensation expense recognized by Lucid Diagnostics for both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended March 31,
	2023	2022
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$12	$—
Lucid Diagnostics 2018 Equity Plan – sales and marketing expenses	223	265
Lucid Diagnostics 2018 Equity Plan – general and administrative expenses	2,512	3,201
Lucid Diagnostics 2018 Equity Plan – research and development expenses	70	71
PAVmed 2014 Equity Plan - cost of revenue	7	—
PAVmed 2014 Equity Plan - sales and marketing expenses	133	175
PAVmed 2014 Equity Plan - general and administrative expenses	156	68
PAVmed 2014 Equity Plan - research and development expenses	95	55
Total stock-based compensation expense – recognized by Lucid Diagnostics	$3,208	$3,835

Note 12 — Stock-Based Compensation - continued

The consolidated unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
PAVmed 2014 Equity Plan
Stock Options	$7,612	2.4
Restricted Stock Awards	$541	0.4

Lucid Diagnostics 2018 Equity Plan
Stock Options	$4,806	2.5
Restricted Stock Awards	$1,706	1.1

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.35 per share and $1.22 per share during the periods ended March 31, 2023 and 2022, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term of stock options (in years)	5.7	5.8
Expected stock price volatility	88%	88%
Risk free interest rate	3.7%	1.8%
Expected dividend yield	—%	—%

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.87 per share and $2.95 per share during the periods ended March 31, 2023 and 2022, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term of stock options (in years)	5.6	5.6
Expected stock price volatility	75%	86%
Risk free interest rate	3.7%	1.7%
Expected dividend yield	—%	—%

PAVmed Inc. Employee Stock Purchase Plan (“PAVmed ESPP”)

A total of 573,229 shares and 194,240 shares of common stock of the Company were purchased for proceeds of approximately $182 and $218, on March 31, 2023 and 2022, respectively under the PAVmed ESPP. The March 31, 2023 purchase was partially settled through the redeployment of 188,846 shares of treasury stock. The PAVmed ESPP has a total reserve of 2,000,000 shares of common stock of PAVmed of which 416,914 shares are available for issue as of March 31, 2023. In January 2023, the number of shares available-for-issue was increased by 250,000 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Inc. Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 231,987 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $276 on March 31, 2023 under the Lucid ESPP. The Lucid ESPP has a total reserve of 1,000,000 shares of common stock of Lucid Diagnostics of which 683,983 shares are available-for-issue as of March 31, 2023. In January 2023, the number of shares available for issue was increased by 500,000 in accordance with the evergreen provisions of the plan.

Note 13 — Preferred Stock

As of March 31, 2023 and December 31, 2022, there were 1,229,887 and 1,205,759 shares of PAVmed Series B Convertible Preferred Stock (classified in permanent equity) issued and outstanding, respectively.

Series B Convertible Preferred Stock Dividends

The PAVmed Series B Convertible Preferred Stock dividends are 8.0% per annum based on the $3.00 per share stated value of the Series B Convertible Preferred Stock, with such dividends compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s board of directors. Such dividends may be settled, at the discretion of the board of directors, through any combination of the issue of additional shares of Series B Convertible Preferred Stock, the issue shares of common stock of the Company, and/or cash payment.

Series B Convertible Preferred Stock Dividends Earned

The Series B Convertible Preferred Stock dividends earned are included in the calculation of basic and diluted net loss attributable to PAVmed common stockholders for each of the respective corresponding periods presented in the accompanying unaudited condensed consolidated statement of operations, inclusive of approximately $74 of dividends earned in the three months ended March 31, 2023; and approximately $68 of dividends earned in the three months ended March 31, 2022.

Series B Convertible Preferred Stock Dividends Declared

The Series B Convertible Preferred Stock dividends are recognized as a dividend payable only upon the dividend being declared payable by the Company’s board of directors. In this regard, in the three months ended March 31, 2023, the Company’s board-of-directors declared Series B Convertible Preferred Stock dividends of $72, earned as of December 31, 2022 with such dividends settled by the issue of 24,128 additional shares of Series B Convertible Preferred Stock.

In the three months ended March 31, 2022, the Company’s board-of-directors declared Series B Convertible Preferred Stock dividends of $67, earned as of December 31, 2021, with such dividends settled by the issue of 22,291 additional shares of Series B Convertible Preferred Stock.

Subsequent to March 31, 2023, in May 2023, the Company’s board of directors declared a Series B Convertible Preferred Stock dividend earned as of March 31, 2023 and payable as of April 1, 2023, of approximately $74, to be settled by the issue of 24,610 additional shares of Series B Convertible Preferred Stock (with such dividend not recognized as a dividend payable as of March 31, 2023, as the Company’s board of directors had not declared the dividends payable as of such date).

Note 14 — Common Stock and Common Stock Purchase Warrants

Common Stock

On December 29, 2022, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days (through December 28, 2022), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until June 27, 2023) to regain compliance. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days. During the special meeting (“Special Meeting”) of shareholders held on March 31, 2023, the shareholders approved a proposal to amend the Company’s Certificate of Incorporation, to effect, at any time prior to the one-year anniversary date of the Special Meeting, (i) a reverse split of the Company’s outstanding shares of common stock at a specific ratio, ranging from 1-for-5 to 1-for-15, to be determined by the board of directors of the Company in its sole discretion, and (ii) an associated reduction in the number of shares of common stock the Company is authorized to issue, from 250,000,000 shares to 50,000,000 shares. If the Company’s board of directors authorizes the Company to consummate the reverse stock split, the Company anticipates it will regain compliance with the Nasdaq requirements for continued listing through such transaction.

During the three months ended March 31, 2023 a total of 573,229 shares of common stock of the Company were issued under the PAVmed ESPP. See Note 12, Stock-Based Compensation, for a discussion of each of the PAVmed 2014 Equity Plan and the PAVmed ESPP.

In the three months ended March 31, 2023, 4,330,643 shares of the Company’s common stock were issued upon conversion, at the election of the holder, of the April 2022 Senior Convertible Note, for $1,501 face value principal repayments, as discussed in Note 11, Debt.

In the three months ended March 31, 2023, the Company sold 1,081,997 shares through their at-the-market equity facility for net proceeds of approximately $557, after payment of 3% commissions. Subsequent to March 31, 2023, through May 11, 2023, the Company sold 878,634 shares through the at-the-market equity facility for net proceeds of approximately $444, after payment of 3% commissions.

Common Stock Purchase Warrants

As of March 31, 2023 and December 31, 2022, Series Z Warrants outstanding totaled 11,937,450 and 11,937,450, respectively. A Series Z Warrant is exercisable to purchase one share of common stock of the Company at an exercise price of $1.60 per share, and expire April 30, 2024. There were no Series Z Warrants exercised during the three months ended March 31, 2023.

Note 15 — Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is summarized for the periods indicated as follows:

March 31, 2023
NCI – equity – December 31, 2022	$20,615
Net loss attributable to NCI	(4,283)
Impact of subsidiary equity transactions	(1,189)
Lucid Diagnostics Inc. proceeds from issuance of preferred stock	13,625
Lucid Diagnostics Inc. proceeds from At-The-Market Facilities, net of deferred financing charges	284
Lucid Diagnostics Inc. issuance of common stock for settlement of APA-RDx installment and termination payment	713
Lucid Diagnostics Inc. Employee Stock Purchase Plan Purchase	276
Stock-based compensation expense - Lucid Diagnostics Inc. 2018 Equity Plan	2,817
Stock-based compensation expense - Veris Health Inc. 2021 Equity Plan	3
NCI – equity – March 31, 2023	$32,861

The consolidated NCI presented above is with respect to the Company’s consolidated majority-owned subsidiaries as a component of consolidated total stockholders’ equity as of March 31, 2023 and December 31, 2022; and the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations for the periods beginning on the acquisition date of the respective majority-owned subsidiaries.

Lucid Diagnostics

As of March 31, 2023, there were 41,753,603 shares of common stock of Lucid Diagnostics issued and outstanding, of which, PAVmed holds 31,302,420 shares, representing a majority ownership equity interest and PAVmed has a controlling financial interest in Lucid Diagnostics, and accordingly, Lucid Diagnostics is a consolidated majority-owned subsidiary of PAVmed.

On March 7, 2023, Lucid issued 13,625 shares of newly designated Lucid Series A Convertible Preferred Stock (the “Lucid Series A Preferred Stock”). Each share of the Lucid Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The Lucid Series A Preferred Stock is convertible into shares of our common stock at any time at the option of the holder from and after the six-month anniversary of its issuance, and automatically converts into shares of our common stock on the second anniversary of its issuance. The terms of the Lucid Series A Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of Lucid common stock into which such Lucid Series A Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The Lucid Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Lucid Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

In November 2022, Lucid Diagnostics entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor Fitzgerald & Co. In the three months ended March 31, 2023, Lucid Diagnostics sold 230,068 shares through their at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions.

Veris Health

As of March 31, 2023, there were 8,000,000 shares of common stock of Veris Health issued and outstanding, of which PAVmed holds an 80.44% majority-interest ownership and PAVmed has a controlling financial interest, with the remaining 19.56% minority-interest ownership held by an unrelated third-party. Accordingly, Veris Health is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the accompanying unaudited condensed consolidated balance sheets.

Note 16 — Net Loss Per Share

The “Net loss per share - attributable to PAVmed Inc. - basic and diluted” and “Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted” - for the respective periods indicated - is as follows:

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss - before noncontrolling interest	$(22,214)	$(19,633)
Net loss attributable to noncontrolling interest	4,283	2,761
Net loss - as reported, attributable to PAVmed Inc.	$(17,931)	$(16,872)

Series B Convertible Preferred Stock dividends – earned	$(74)	$(68)

Net loss attributable to PAVmed Inc. common stockholders	$(18,005)	$(16,940)

Denominator
Weighted average common shares outstanding, basic and diluted	97,095,156	86,336,427

Net loss per share
Basic and diluted
Net loss - as reported, attributable to PAVmed Inc.	$(0.18)	$(0.20)
Net loss attributable to PAVmed Inc. common stockholders	$(0.19)	$(0.20)

The common stock equivalents have been excluded from the computation of diluted weighted average shares outstanding as their inclusion would be anti-dilutive, are as follows:

The Series B Convertible Preferred Stock dividends earned as of each of the respective periods noted, are included in the calculation of basic and diluted net loss attributable to PAVmed common stockholders for each respective period presented. Notwithstanding, the Series B Convertible Preferred Stock dividends are recognized as a dividend payable only upon the dividend being declared payable by the Company’s board of directors.

Basic weighted-average number of shares of common stock outstanding for the three months ended March 31, 2023 and 2022 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	March 31,
	2023	2022
Stock options and restricted stock awards	18,955,720	12,368,292
Series Z Warrants	11,937,450	11,937,450
Series B Convertible Preferred Stock	1,229,887	1,136,210
Total	32,123,057	25,441,952

The total stock options and restricted stock awards are inclusive of 500,854 stock options as of March 31, 2023 and 2022; and 100,000 restricted stock awards as of March 31, 2022 granted outside the PAVmed 2014 Equity Plan. These 100,000 restricted stock awards were fully vested during the period ended March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”).

Unless the context otherwise requires, references herein to “we”, “us”, and “our”, and to the “Company” or “PAVmed” are to PAVmed Inc. and its subsidiaries, including its majority-owned subsidiaries, including Lucid Diagnostics Inc. (“Lucid Diagnostics” or “Lucid”) and Veris Health Inc. (“Veris Health” or “Veris”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) including the following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of the Form 10-K under the heading “Risk Factors.”

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

We may not actually achieve the plans, intentions, and/or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. You should read this Form 10-Q and the documents we have filed as exhibits to this Form 10-Q and the Form 10-K completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

PAVmed is a diversified commercial-stage medical technology operating in the medical device, diagnostics, and digital health sectors, including through its majority-owned subsidiaries Lucid Diagnostics, a commercial-stage cancer prevention diagnostics company, and Veris Health, a private digital health company focused on enhanced personalized cancer care. Our current central focus is on the commercialization of Lucid Diagnostics’s EsoGuard and Veris Health’s Veris Cancer Care Platform. As resources permit, we will continue to explore internal and external innovations that fulfill our project selection criteria without limiting ourselves to any target specialty or condition. More broadly, we strive to maintain balance within our pipeline with shorter-term, lower-risk projects with the prospect for rapid commercialization and revenue generation supporting development of longer-term projects. At the same time, we are continuously re-assessing each project’s long-term commercial potential relative to other projects in our pipeline, accelerating or decelerating the project and reallocating resources accordingly.

The Company operates in one segment as a medical technology company, with the following lines of business: Diagnostics, Medical Devices and Digital Health. See Part I, Item 1, “Business,” in the Form 10-K for a summary of each of our key products within these sectors, including in particular EsoGuard and the Veris Cancer Care Platform, currently our two leading products.

Recent Developments

Business

PAVmed Strategic Business Update

In January 2023, PAVmed launched a strategic initiative designed to maximize cash runway and protect long-term shareholder interests through adjustments in near-term strategic priorities and associated resource allocation. The Company is currently focusing substantially all of its resources and near-term efforts on the commercialization of Lucid’s and Veris’ products.

Status of Lucid Clinical Trials

Lucid is currently seeking to accelerate its collection of clinical utility data through a range of trials that can be efficiently executed. These efforts include a planned investigator-initiated, retrospective analysis of prospectively collected data on the approximately 400 San Antonio fire fighters who underwent testing as part of a community-sponsored cancer awareness event (in respect of which we expect to publish results in the first half of 2023); a virtual-patient randomized controlled trial with intended recruitment of at least 100 physician participants (in respect of which we expect to publish results this year); a Lucid-sponsored multi-center, prospective, observational study with 500 patients; and a Lucid-sponsored registry at existing Lucid Test Centers, whereby all patients undergoing EsoCheck testing will be given the opportunity to provide informed consent and contribute data about their risk factors, EsoGuard results, and subsequent diagnostic and/or therapeutic journey. Both Lucid-sponsored observational/registry studies expect to have preliminary results and/or interim analysis before the end of 2023.

LucidDx Labs Laboratory Operations Update

On February 14, 2023, Lucid and its subsidiary, LucidDx Labs, entered into an agreement (the “MSA Termination Agreement”) with RDx, pursuant to which the parties mutually agreed to terminate the management service agreement between them (the “MSA-RDx”) without cause. The termination was effective as of February 10, 2023. Until the termination of the MSA-RDx, RDx had provided certain testing and related services for our laboratory in accordance with the terms of the MSA-RDx. In anticipation of the termination of the MSA-RDx, however, Lucid accelerated the development of internal resources necessary to operate its laboratory entirely on its own. Accordingly, we believe that termination of the MSA-RDx will improve the efficiency of the performance of the EsoGuard assay.

Among other things, the MSA Termination Agreement reduces the remaining amounts of the earnout payments and management fees due under the MSA-RDx and the related asset purchase agreement (the “APA-RDx”) to $0.7 million (from the $3.4 million that would otherwise have been payable under the MSA-RDx and APA-RDX, if the MSA-RDx had remained in effect through the balance of its stated term), resulting in a net savings to Lucid of $2.7 million. The payment was satisfied through the issuance of 553,436 shares of Lucid’s common stock on February 25, 2023. Lucid was not required to make any cash payments in connection with the termination.

#CheckYourFoodTube Events

In January 2023, Lucid completed its first #CheckYourFoodTube Precancer Testing Event, with the San Antonio Fire Department (the “SAFD”) during Firefighter Cancer Awareness Month as designated by the International Association of Fire Fighters (IAFF). A total of 391 members who were deemed to be at-risk for esophageal precancer, underwent a brief, on-site, noninvasive cell collection procedure, performed by our clinical personnel using EsoCheck. Firefighters with suspected esophageal precancer based on a positive EsoGuard result were identified, including some less than 40 years of age, and will undergo appropriate monitoring and treatment, as indicated by clinical practice guidelines, to prevent progression to esophageal cancer.

Since then, two additional screening events have been hosted with the SAFD, and similar events have been held with fire departments in Athens, GA, Barnstable, MA, Gainesville, FL, and Orange County, CA. These events, which Lucid continues to expand across the country, are an extension of Lucid’s expanding satellite Lucid Test Center (“sLTC”) program, which brings Lucid precancer testing directly to patients—at their physician’s office and now at large testing day events.

Launch of Direct Contracting Strategic Initiative

In March 2023, Lucid launched a Direct Contracting Strategic Initiative (DCSI) to engage directly with large Administrative Services Only (ASO) self-insured employers, unions and other entities, seeking to replicate the successes of other cancer screening diagnostic companies that have deployed similar strategies.

Veris Health Commercialization Update

In December 2022 Veris Health, PAVmed’s digital health subsidiary, commercially launched its Veris Cancer Care Platform™ by executing its first commercial contract with New Jersey Cancer Care, PA (“NJCC”), an oncology practice and member of the prestigious Quality Cancer Care Alliance. In February 2023, the Veris Cancer Care Platform went live following successful onboarding of the first cohort of cancer patients and their clinicians at NJCC. Enrolled patients received a VerisBox™ and began connecting their Bluetooth-enabled health care devices to transmit real-time physiologic data to the cloud-based Veris Cancer Care Platform clinician portal. The patients also began reporting symptoms and quality-of-life parameters through the Veris Cancer Care Platform patient smartphone app, which became available for patients on the Apple App Store and Google Play. The cloud-based clinician portal was concurrently integrated into the oncology practice and the cancer care team began using it to review physiologic and clinical data and other remote patient monitoring (“RPM”) services.

NASDAQ Notice

On December 29, 2022, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days (through December 28, 2022), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until June 27, 2023) to regain compliance. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days. During the special meeting (“Special Meeting”) of shareholders held on March 31, 2023, the shareholders approved a proposal to amend the Company’s Certificate of Incorporation, to effect, at any time prior to the one-year anniversary date of the Special Meeting, (i) a reverse split of the Company’s outstanding shares of common stock at a specific ratio, ranging from 1-for-5 to 1-for-15, to be determined by the board of directors of the Company in its sole discretion, and (ii) an associated reduction in the number of shares of common stock the Company is authorized to issue, from 250,000,000 shares to 50,000,000 shares. The Company has not yet determined the specific ratio of the reverse split or the timing of the reverse split and authorized capital reduction, or whether the Company will effect the reverse split and authorized capital reduction at all. However, the Company may effectuate the reverse split, if necessary, as part of its effort to regain compliance with the Nasdaq minimum bid price requirement.

Financing

Lucid Diagnostics Inc. - ATM Facility

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor Fitzgerald & Co. (“Cantor”). In the three months ended March 31, 2023, Lucid Diagnostics sold 230,068 shares through their at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions.

Lucid Diagnostics - Series A Preferred Stock Offering

On March 7, 2023, Lucid issued 13,625 shares of newly designated Lucid Series A Convertible Preferred Stock (the “Lucid Series A Preferred Stock”). Each share of the Lucid Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The Lucid Series A Preferred Stock is convertible into shares of Lucid’s common stock at any time at the option of the holder from and after the six-month anniversary of its issuance, and automatically converts into shares of Lucid’s common stock on the second anniversary of its issuance. The terms of the Lucid Series A Preferred Stock also include a preference on liquidation and a right to receive dividends equal to 20% of the number of shares of Lucid common stock into which such Lucid Series A Preferred Stock is convertible, payable on each of the one-year and two-year anniversary of the issuance date. The Lucid Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Lucid Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

Lucid Diagnostics - Securities Purchase Agreement - March 13, 2023 - Senior Secured Convertible Note - March 21, 2023

Effective as of March 13, 2023, Lucid Diagnostics entered into a Securities Purchase Agreement (“Lucid SPA”) with an accredited institutional investor (“Investor”, “Lender”, and /or “Holder”), pursuant to which Lucid Diagnostics agreed to sell, and the Investor agreed to purchase a Senior Secured Convertible Note with a face value principal of $11.1 million (the “Lucid March 2023 Senior Convertible Note”). Lucid Diagnostics issued the Lucid March 2023 Senior Convertible Note on March 21, 2023 pursuant to the Lucid SPA. The Lucid March 2023 Senior Convertible Note proceeds were $9.925 million after deducting a $1.186 million lender fee and offering costs.

The Lucid March 2023 Senior Secured Convertible Note has a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of the two-year anniversary of the date of issuance. The principal and interest on the Lucid March 2023 Senior Convertible Note is convertible into or otherwise payable in shares of Lucid Diagnostics’ common stock (subject to the satisfaction of certain customary equity conditions and except for interest payable prior to September 21, 2023).

Under the Lucid March 2023 Senior Convertible Note, Lucid Diagnostics is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the Lucid March 2023 Senior Convertible Note, Lucid Diagnostics is also subject to financial covenants requiring that (i) the amount of its available cash equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the Lucid SPA, accrued and unpaid interest thereon and accrued and unpaid late charges as of the last day of any fiscal quarter commencing with September 30, 2023 to (b) Lucid Diagnostics’ average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that Lucid Diagnostics’ market capitalization shall at no time be less than $30 million.

Results of Operations

Overview

Revenue

The Company recognized revenue resulting from the delivery of patient EsoGuard test results when the Company considered the collection of such consideration to be probable to the extent that it is unconstrained. Additionally, in the three months ended March 31, 2022, revenue was recognized with respect to the EsoGuard Commercialization Agreement, dated August 1, 2021, between the Lucid Diagnostics Inc. and ResearchDx Inc. (“RDx”), a CLIA certified commercial laboratory service provider. On February 25, 2022, the EsoGuard Commercialization Agreement was terminated upon the execution of the APA-RDx.

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

The cost of revenue recognized with respect to the revenue recognized under the EsoGuard Commercialization Agreement is inclusive of: a royalty fee incurred under the Amended CWRU License Agreement (as defined in Note 4, Related Party Transactions, to our accompanying unaudited condensed consolidated financial statements); the cost of EsoCheck devices and EsoGuard mailers (cell sample shipping costs) distributed to medical practitioners locations and the Lucid Test Centers; and Lucid Test Centers operating expenses, including rent expense and supplies.

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

Our current research and development activities, including our clinical trials, are focused principally on the acceleration of EsoGuard and Veris Cancer Care Platform commercialization. We will resume research and development activities with respect to other products in our pipeline as well as applicable new technologies, as resources permit.

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

Three months ended March 31, 2023 as compared to three months ended March 31, 2022

Revenue

In the three months ended March 31, 2023, revenue was $0.4 million as compared to $0.2 million for the corresponding period in the prior year. The $0.2 million increase principally relates to the revenue for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory, as compared to revenue from the EsoGuard Commercialization Agreement with RDx, in the prior year period, which was terminated on February 25, 2022 as Lucid Diagnostics transitioned to its own laboratory operations.

Cost of revenue

In the three months ended March 31, 2023, cost of revenue was approximately $1.3 million as compared to $0.4 million for the corresponding period in the prior year. The $0.9 million increase principally related to:

●	approximately $0.4 million increase in laboratory facility and operations costs;
●	approximately $0.3 million increase in EsoCheck and EsoGuard supplies usage costs; and
●	approximately $0.2 million increase in compensation related costs as a result of an increase in headcount.

Sales and marketing expenses

In the three months ended March 31, 2023, sales and marketing costs were approximately $4.5 million as compared to $3.9 million for the corresponding period in the prior year. The net increase of $0.6 million was principally related to:

●	approximately $1.4 million increase in compensation related costs principally as a result of an increase in headcount;
●	approximately $0.6 million decrease in consulting and outside professional services; and
●	approximately $0.2 million decrease in stock based compensation from RSA and stock option grants to Lucid and PAVmed employees and non-employees.

General and administrative expenses

In the three months ended March 31, 2023, general and administrative costs were approximately $10.0 million as compared to $9.5 million for the corresponding period in the prior year. The net increase of $0.5 million was principally related to:

●	approximately $0.9 million increase in third-party professional services related to legal services, accounting and audit services, outsourced information technology services, investor relations expenses, and public company expenses;
●	approximately $0.7 million increase in compensation related costs principally as a result of an increase in headcount;
●	approximately $0.6 million decrease in general business expenses related to favorable renewal of corporate insurance policies;
●	approximately $0.4 million decrease in stock based compensation from RSA and stock option grants to Lucid and PAVmed employees and non-employees; and
●	approximately $0.1 million decrease in facility related expenses.

Research and development expenses

In the three months ended March 31, 2023, research and development costs were approximately $4.4 million as compared to $5.9 million for the corresponding period in the prior year. The net decrease of $1.5 million was principally related to:

●	approximately $2.7 million decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees primarily with respect to CarpX, EsoCure, and NextFlo;
●	approximately $0.6 million increase in compensation related costs and related to expanded clinical and engineering staff;
●	approximately $0.4 million increase related to clinical activities performed by CWRU; and
●	approximately $0.2 million increase in stock based compensation from RSA and stock option grants to Lucid and PAVmed employees and non-employees.

As mentioned above, above we have paused research and development with respect to CarpX, EsoCure and PortIO. Until such time as resources permit, we expect to devote substantially all of our research and development efforts to EsoGuard, EsoCheck and the Veris Cancer Care Platform.

Amortization of Acquired Intangible Assets

In the three months ended March 31, 2023, the amortization of acquired intangible assets was approximately $0.5 million as compared to $0.1 million for the corresponding period in the prior year. The net increase was principally related to the purchase of laboratory licenses and certifications and laboratory information management software in three months ended March 31, 2022.

Results of Operations - continued

The three months ended March 31, 2023 as compared to the three months ended March 31, 2022 - continued

Other Income and Expense

Change in fair value of convertible debt

In the three months ended March 31, 2023, the non-cash expense recognized for the change in the fair value of our convertible notes was approximately $1.0 million, related to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note. The April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of the reporting period date. The Company initially recognized an aggregate of $4.3 million of fair value non-cash expense on the issue dates. This initial recognition was partially offset by an aggregate of $2.0 million of decreases in fair value upon remeasurements through March 31, 2023. There were no similar non-cash expenses recognized in the three months ended March 31, 2022.

Loss on Issue and Offering Costs - Senior Secured Convertible Note

In the three months ended March 31, 2023, in connection with the issue of the Lucid March 2023 Senior Convertible Notes, we recognized a total of approximately $1.2 million of lender fees and offering costs paid by us. There were no similar lender fees or offering costs paid in the three months ended March 31, 2022.

Loss on Debt Extinguishment

In the three months ended March 31, 2023, a debt extinguishment loss in the aggregate of approximately $0.5 million was recognized in connection with our April 2022 Senior Convertible Note as discussed below.

●	In the three months ended March 31, 2023, approximately $1.5 million of principal repayments along with less than $0.1 million of interest expense thereon, were settled through the issuance of 4,330,643 shares of common stock of the Company, with such shares having a fair value of approximately $2.0 million (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in a debt extinguishment loss of $0.5 million in the three months ended March 31, 2023.

There were no similar debt extinguishment losses in the three months ended March 31, 2022.

See Note 11, Debt, to the Financial Statements, for additional information with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note.

Liquidity and Capital Resources

Our current operational activities are principally focused on the commercialization of EsoGuard and the Veris Cancer Care Platform, and, as resources permit, our development activities would be focused on pursuing FDA approval and clearance of other lead products in our product portfolio pipeline. Our ability to generate revenue depends upon successfully advancing the commercialization of EsoGuard and the Veris Cancer Care Platform while, as resources permit, also completing the development and the necessary regulatory approvals of our other products and services. There are no assurances, however, we will be able to obtain an adequate level of financial resources required for the short-term or long-term commercialization and development of our products and services.

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, and debt. We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. We experienced a net loss before noncontrolling interests of approximately $22.2 million and used approximately $16.3 million of cash in operations for the three months ended March 31, 2023. Financing activities provided $24.8 million of cash during the three months ended March 31, 2023. We ended the quarter with cash on-hand of $49.3 million as of March 31, 2023. We expect to continue to experience recurring losses and negative cash flows from operations, and will continue to fund our operations with debt and/or equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof and the other debt and equity committed sources of financing described below, we expect to be able to fund our future operations for the one year period from the date of the issue of the our unaudited condensed consolidated Financial Statements, as included herein this Form 10-Q.

Issue of Shares of Our Common Stock

During the three months ended March 31, 2023

●	We issued 573,229 shares of our common stock for proceeds of approximately $0.2 million under the PAVmed Employee Stock Purchase Plan (“ESPP”), as such plan is discussed in Note 12, Stock-Based Compensation, to the Financial Statements.

●	We issued 1,081,997 shares of our common stock for net proceeds of approximately $0.6 million, after payment of 3% commissions, from the sale of shares through PAVmed’s at-the-market equity facility through Cantor. See below for more information.

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

Liquidity and Capital Resources - continued

Under the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the SPA, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. We also are subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $8.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) our average market capitalization over the prior ten trading days, not exceed 30% (except that such maximum percentage was 50% for the period from September 8, 2022 through March 5, 2023) (the “Debt to Market Cap Ratio Test”), and (iii) that our market capitalization shall at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). From time to time from and after September 8, 2022 through March 12, 2023, the Company was not in compliance with the Financial Tests. As of March 12, 2023, the Investor agreed to waive any such non-compliance during such time period and thereafter through May 31, 2023. Subject to the waiver, as of March 31, 2023, the Company was in compliance with the Financial Tests, and is presently in compliance with the Financial Tests.

See Note 11, Debt, to the Financial Statements for additional information about the SPA, the April 2022 Senior Convertible Note, and the September 2022 Senior Convertible Note.

Lucid Diagnostics - Series A Preferred Stock Offering

On March 7, 2023, Lucid entered into subscription agreements for the sale of 13,625 shares of the Lucid Series A Preferred Stock. Each share of the Lucid Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The Lucid Series A Preferred Stock is convertible into shares of our common stock at any time at the option of the holder from and after the six-month anniversary of its issuance, and automatically converts into shares of our common stock on the second anniversary of its issuance. The terms of the Lucid Series A Preferred Stock also include a preference on liquidation and a right to receive dividends equal to 20% of the number of shares of Lucid common stock into which such Lucid Series A Preferred Stock is convertible, payable on each of the one-year and two-year anniversary of the issuance date. The Lucid Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Lucid Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

Lucid Diagnostics - Securities Purchase Agreement - March 13, 2023 - Senior Secured Convertible Note - March 21, 2023

Effective as of March 13, 2023, Lucid Diagnostics entered into a Securities Purchase Agreement the Lucid SPA with the Investor, an accredited institutional investor, pursuant to which Lucid Diagnostics agreed to sell, and the Investor agreed to purchase the Lucid March 2023 Senior Convertible Note with a face value principal of $11.1 million. Lucid Diagnostics issued the Lucid March 2023 Senior Convertible Note on March 21, 2023 pursuant to the Lucid SPA. The Lucid March 2023 Senior Convertible Note proceeds were $9.925 million after deducting a $1.186 million lender fee and offering costs.

The Lucid March 2023 Senior Convertible Note has a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of the two-year anniversary of the date of issuance. The principal and interest on the Lucid March 2023 Senior Convertible Note is convertible into or otherwise payable in shares of Lucid Diagnostics’ common stock (subject to the satisfaction of certain customary equity conditions and except for interest payable prior to September 21, 2023).

Under the Lucid March 2023 Senior Convertible Note, Lucid Diagnostics is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the Lucid March 2023 Senior Convertible Note, Lucid Diagnostics is also subject to financial covenants requiring that (i) the amount of its available cash equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the Lucid SPA, accrued and unpaid interest thereon and accrued and unpaid late charges, as of the last day of any fiscal quarter commencing with September 30, 2023, to (b) Lucid Diagnostics’ average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that Lucid Diagnostics’ market capitalization shall at no time be less than $30 million (the “Lucid Financial Tests”). As of March 31, 2023, Lucid Diagnostics was in compliance with the Lucid Financial Tests. In addition, Lucid Diagnostics presently is in compliance with the Lucid Financial Tests.

Liquidity and Capital Resources - continued

PAVmed Inc. ATM Facility

In December 2021, we entered into an “at-the-market offering” for up to $50 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor. In the three months ended March 31, 2023, the Company sold 1,081,997 shares through its at-the-market equity facility for net proceeds of approximately $0.6 million, after payment of 3% commissions. Subsequent to March 31, 2023, through May 11, 2023, we sold 878,634 shares through its at-the-market equity facility for net proceeds of approximately $0.4 million, after payment of 3% commissions.

Lucid Diagnostics Inc. - Committed Equity Facility and ATM Facility

In March 2022, Lucid Diagnostics entered into a committed equity facility with a Cantor affiliate. Under the terms of the committed equity facility, the Cantor affiliate has committed to purchase up to $50 million of Lucid Diagnostics’ common stock from time to time at Lucid Diagnostics’ request. While there are distinct differences, the committed equity facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows Lucid Diagnostics to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after payment of 4% commissions, as of March 31, 2023.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. In the three months ended March 31, 2023, Lucid Diagnostics sold 230,068 shares through its at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgements. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 14, 2023. There have been no material changes to our critical accounting policies and estimates in the three months ended March 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Note 9, Commitment and Contingencies - Legal Proceedings, of the unaudited condensed consolidated financial statements included in this Quarterly Report, for a description of certain material legal proceedings involving the Company, which description is incorporated herein by reference.

In the ordinary course of PAVmed business, particularly as it begins commercialization of its products, the Company may be subject to certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. The Company does not believe it is currently a party to any pending legal proceedings. Notwithstanding, legal proceedings are subject-to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

May 15, 2023	By:	/s/ Dennis M McGrath
Dennis M McGrath
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
4.1	Form of Senior Secured Convertible Promissory Note (LUCD)	8-K (LUCD)	4.1	3/14/2023
10.1	Termination Agreement, dated as of February 10, 2023, by and among Lucid Diagnostics Inc., LucidDx Labs Inc. and ResearchDx, Inc.	10-K	10.14.2	3/13/2023
10.2	Registration Rights Agreement, dated as of March 7, 2023, by and among Lucid Diagnostics Inc. and the purchases of Series A Preferred Stock party thereto	8-K (Preferred Offering) (LUCD)	10.1	3/13/2023
10.3	Form of Securities Purchase Agreement	8-K (LUCD)	10.2	3/14/2023
10.4	Form of Guaranty	8-K (LUCD)	10.3	3/14/2023
10.5	Form of Registration Rights Agreement	8-K (LUCD)	10.1	3/24/2023
10.6	Form of Voting Agreement	8-K (LUCD)	10.2	3/24/2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

