Form 10-Q
period 2023-06-30
PAVmed Inc.
filed 2023-08-14
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, there were 111,418,679 shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan as of such date).

i

Part I - Financial Information

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	June 30, 2023	December 31, 2022
Assets:
Current assets:
Cash	$37,163	$39,744
Accounts receivable	41	17
Prepaid expenses, deposits, and other current assets	5,923	4,165
Total current assets	43,127	43,926
Fixed assets, net	2,028	2,451
Operating lease right-of-use assets	5,014	3,037
Intangible assets, net	2,435	3,445
Other assets	1,079	1,121
Total assets	$53,683	$53,980
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,162	$2,704
Accrued expenses and other current liabilities	4,946	3,705
Operating lease liabilities, current portion	1,427	1,141
Senior Secured Convertible Notes - at fair value	42,990	33,650
Derivative liability - at fair value	260	—
Total current liabilities	50,785	41,200
Operating lease liabilities, less current portion	3,728	1,846
Total liabilities	54,513	43,046
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding 1,254,497 at June 30, 2023 and 1,205,759 shares at December 31, 2022	2,841	2,695
Common stock, $0.001 par value. Authorized, 250,000,000 shares; 108,537,994 and 94,510,537 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	109	95
Additional paid-in capital	226,321	216,106
Accumulated deficit	(260,783)	(228,169)
Treasury stock	—	(408)
Total PAVmed Inc. Stockholders’ Equity	(31,512)	(9,681)
Noncontrolling interests	30,682	20,615
Total Stockholders’ Equity	(830)	10,934
Total Liabilities and Stockholders’ Equity	$53,683	$53,980

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$166	$—	$612	$189
Operating expenses:
Cost of revenue	1,685	—	3,030	369
Sales and marketing	4,339	4,898	8,877	8,823
General and administrative	6,652	11,196	16,670	20,672
Amortization of acquired intangible assets	505	650	1,010	773
Research and development	3,469	6,740	7,909	12,671
Total operating expenses	16,650	23,484	37,496	43,308
Operating loss	(16,484)	(23,484)	(36,884)	(43,119)
Other income (expense):
Interest income	163	7	283	9
Interest expense	(228)	(523)	(411)	(523)
Change in fair value - Senior Secured Convertible Notes	(340)	(2,000)	(1,380)	(2,000)
Loss on issue and offering costs - Senior Secured Convertible Note	—	(3,101)	(1,186)	(3,101)
Debt extinguishments loss - Senior Secured Convertible Notes	(743)	—	(1,268)	—
Change in fair value - derivative liability	(260)	—	(260)	—
Gain on sale of intellectual property	—	—	1,000	—
Other income (expense), net	(1,408)	(5,617)	(3,222)	(5,615)
Loss before provision for income tax	(17,892)	(29,101)	(40,106)	(48,734)
Provision for income taxes	—	—	—	—
Net loss before noncontrolling interests	(17,892)	(29,101)	(40,106)	(48,734)
Net loss attributable to the noncontrolling interests	3,355	3,576	7,638	6,337
Net loss attributable to PAVmed Inc.	(14,537)	(25,525)	(32,468)	(42,397)
Less: Series B Convertible Preferred Stock dividends earned	(75)	(70)	(149)	(138)
Net loss attributable to PAVmed Inc. common stockholders	$(14,612)	$(25,595)	$(32,617)	$(42,535)
Per share information:
Net loss per share attributable to PAVmed Inc. - basic and diluted	$(0.14)	$(0.29)	$(0.32)	$(0.49)
Net loss per share attributable to PAVmed Inc. common stockholders – basic and diluted	$(0.14)	$(0.29)	$(0.32)	$(0.49)
Weighted average common shares outstanding, basic and diluted	104,349,822	86,957,352	100,742,530	86,689,857

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED June 30, 2023

(in thousands except number of shares and per share data)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - March 31, 2023	1,229,887	$2,767	100,596,406	$101	$221,247	$(246,172)	$—	$32,861	$10,804
Dividends declared - Series B Convertible Preferred Stock	24,610	74	—	—	—	(74)	—	—	—
Issue common stock - PAVM ATM Facility	—	—	1,248,750	1	608	—	—	—	609
Conversions - Senior Secured Convertible Note	—	—	5,192,838	5	2,388	—	—	—	2,393
Impact of subsidiary equity transactions	—	—	—	—	143	—	—	(143)	—
Issuance - vendor service agreement	—	—	1,500,000	2	600	—	—	147	749
Stock-based compensation - PAVmed Inc.	—	—	—	—	1,090	—	—	—	1,090
Stock-based compensation - majority-owned subsidiary	—	—	—	—	245	—	—	1,172	1,417
Net loss	—	—	—	—	—	(14,537)	—	(3,355)	(17,892)
Balance - June 30, 2023	1,254,497	$2,841	108,537,994	$109	$226,321	$(260,783)	$—	$30,682	$(830)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the SIX MONTHS ENDED June 30, 2023

(in thousands, except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - December 31, 2022	1,205,759	$2,695	94,510,537	$95	$216,106	$(228,169)	$(408)	$20,615	$10,934
Dividends declared - Series B Convertible Preferred Stock	48,738	146	—	—	—	(146)	—	—	—
Issue common stock - PAVM ATM Facility	—	—	2,330,747	2	1,164	—	—	—	1,166
Vest - restricted stock awards	—	—	100,000	—	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	9,523,481	10	4,411	—	—	—	4,421
Purchase - Employee Stock Purchase Plan	—	—	384,383	—	122	—	60	—	182
Purchase - majority-owned subsidiary common stock - Employee Stock Purchase Plan	—	—	—	—	—	—	—	276	276
Issuance - majority-owned subsidiary common stock - At-The-Market Facility, net of financing charges	—	—	—	—	—	—	—	284	284
Impact of subsidiary equity transactions	—	—	—	—	1,332	—	—	(1,332)	—
Issuance - majority-owned subsidiary common stock - Settlement APA-RDx - Termination Payment	—	—	—	—	—	—	—	713	713
Issuance - vendor service agreement	—	—	1,500,000	2	600	—	—	147	749
Issuance - majority-owned subsidiary preferred stock	—	—	—	—	—	—	—	13,625	13,625
Stock-based compensation - PAVmed Inc.	—	—	—	—	2,288	—	—	—	2,288
Stock-based compensation - majority-owned subsidiaries	—	—	—	—	646	—	—	3,992	4,638
Treasury stock	—	—	188,846	—	(348)	—	348	—	—
Net loss	—	—	—	—	—	(32,468)	—	(7,638)	(40,106)
Balance - June 30, 2023	1,254,497	$2,841	108,537,994	$109	$226,321	$(260,783)	$—	$30,682	$(830)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED June 30, 2022

(in thousands, except number of shares and per share data- unaudited)

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

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the SIX MONTHS ENDED June 30, 2022

(in thousands, except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - December 31, 2021	1,113,919	$2,419	86,367,845	$86	$198,071	$(138,910)	$—	$17,752	$79,418
Dividends declared - Series B Convertible Preferred Stock	45,031	135	—	—	—	(135)	—	—	—
Vest - restricted stock awards	—	—	541,666	—	(1)	—	—	—	(1)
Exercise - Series Z warrants	—	—	5	—	—	—	—	—	—
Exercise - stock options	—	—	299,999	1	302	—	—	—	303
Exercise - stock options of majority-owned subsidiary	—	—	—	—	—	—	—	688	688
Purchase - Employee Stock Purchase Plan	—	—	194,240	—	217	—	—	—	217
Impact of subsidiary equity transactions	—	—	—	—	12	—	—	229	241
Stock-based compensation - PAVmed Inc.	—	—	—	—	2,726	—	—	—	2,726
Stock-based compensation - majority-owned subsidiaries	—	—	—	—	—	—	—	7,094	7,094
Treasury stock	—	—	(380,544)	—	—	—	(548)	—	(548)
Net Loss	—	—	—	—	—	(42,397)	—	(6,337)	(48,734)
Balance - June 30, 2022	1,158,950	$2,554	87,023,211	$87	$201,327	$(181,442)	$(548)	$19,426	$41,404

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except number of shares and per share data - unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss - before noncontrolling interest (“NCI”)	$(40,106)	$(48,734)

Adjustments to reconcile net loss - before NCI to net cash used in operating activities
Depreciation and amortization expense	1,474	1,031
Stock-based compensation	6,926	9,820
Gain on sale of intellectual property	(1,000)	—
APA-RDx: Issue common stock of majority-owned subsidiary - settle termination payment	713	239
Issue common stock - vendor service agreement	625	—
Change in fair value - Senior Secured Convertible Notes	1,380	2,000
Loss on issue - Senior Secured Convertible Note	1,111	2,500
Debt extinguishment loss - Senior Secured Convertible Note	1,268	—
Change in fair value - derivative liability	260	—
Non-cash lease expense	192	57
Changes in operating assets and liabilities:
Accounts receivable	(24)	200
Prepaid expenses, deposits and current and other assets	(1,592)	(1,665)
Accounts payable	(1,541)	1,057
Accrued expenses and other current liabilities	1,241	(1,326)
Net cash flows used in operating activities	(29,073)	(34,821)

Cash flows from investing activities
Purchase of equipment	(41)	(926)
Proceeds from sale of intellectual property	1,000	—
Asset acquisitions	—	(2,200)
Net cash flows used in investing activities	959	(3,126)

Cash flows from financing activities
Proceeds – issue of preferred stock - majority-owned subsidiary	13,625	—
Proceeds – issue of Senior Secured Convertible Note	10,000	25,000
Proceeds – issue of common stock - At-The-Market Facility	1,166	—
Proceeds – majority-owned subsidiary common stock - At-The-Market Facility	284	—
Proceeds – exercise of stock options	—	303
Proceeds – issue common stock – Employee Stock Purchase Plan	182	217
Proceeds – majority-owned subsidiary common stock – Employee Stock Purchase Plan	276	—
Proceeds – exercise of stock options issued under equity plan of majority owned subsidiary	—	688
Purchase Treasury Stock – payment of employee payroll tax obligation in connection with stock-based compensation	—	(366)
Net cash flows provided by financing activities	25,533	25,842
Net increase (decrease) in cash	(2,581)	(12,105)
Cash, beginning of period	39,744	77,258
Cash, end of period	$37,163	$65,153

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

PAVmed is a diversified commercial-stage medical technology company operating in the medical device, diagnostics, and digital health sectors, including through Lucid Diagnostics, a commercial-stage cancer prevention diagnostics company, and Veris Health, a private digital health company focused on enhanced personalized cancer care through remote patient monitoring using implantable biologic sensors with wireless communication along with a custom suite of connected external devices. The Company’s current central focus is on the commercialization of Lucid’s EsoGuard assay and Veris Health’s Veris Cancer Care Platform. As resources permit, we will continue to explore internal and external innovations that fulfill our project selection criteria without limiting ourselves to any target specialty or condition.

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, common stock purchase warrants, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company expects to continue to experience recurring losses from operations and will continue to fund its operations with debt and equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof and other debt and equity committed sources of financing, the Company expects to be able to fund its operations for one year from the date of the issue of the Company’s consolidated financial statements included herein in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023.

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

As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted. The balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of management, include all adjustments, consisting only of routine recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial information.

Note 2 — Summary of Significant Accounting Policies - continued

The consolidated results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2023.

All amounts in the accompanying unaudited condensed consolidated financial statements and the notes thereto are presented in thousands of dollars, if not otherwise noted as being presented in millions of dollars, except for shares and per share amounts.

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

Revenue Recognized

In the three and six months ended June 30, 2023, the Company recognized total revenue of $166 and $612, respectively, primarily resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the three and six months ended June 30, 2022 was $0 and $189, which solely reflects the revenue recognized under the EsoGuard Commercialization Agreement, which represented the minimum fixed monthly fee of $100 for the period January 1, 2022 to the February 25, 2022 termination date as discussed above. The monthly fee was deemed to be collectible for such period as RDx has timely paid the applicable respective monthly fee.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the three and six months ended June 30, 2023, the cost of revenue was $1,685 and $3,030, respectively, and was primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the three and six months ended June 30, 2022 was $0 and $369, which solely reflects the costs attributable to delivering the services under the EsoGuard Commercialization Agreement for the period January 1, 2022 thru its termination on February 25, 2022. In the three months ended June 30, 2022, laboratory operations costs are included in operating expenses as general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of Revenue
CWRU – Royalty Fees	$10	$—	$34	$9

General and Administrative Expense
Stock-based compensation expense – Physician Inventors’ restricted stock awards	—	272	180	544

Research and Development Expense
Amended CWRU – License Agreement - reimbursement of patent legal fees	—	209	389	209
Fees - Physician Inventors’ consulting agreements	9	10	10	18
Sponsored research agreement	—	—	—	3
Stock-based compensation expense – Physician Inventors’ stock options	52	52	105	99
Total Related Party Expenses	$71	$543	$718	$882

See Note 12, Stock-Based Compensation, for information regarding each of the “PAVmed Inc. 2014 Long-Term Incentive Equity Plan” and the separate “Lucid Diagnostics Inc 2018 Long-Term Incentive Equity Plan”; and Note 15, Noncontrolling Interest, for a discussion of Lucid Diagnostics Inc. and the corresponding noncontrolling interests.

Other Related Party Transactions

Effective June 2021, Veris Health entered into a consulting agreement with Andrew Thoreson, M.D. which provides for compensation on a contractual rate per hour for consulting services provided. Dr. Thoreson holds a partial ownership interest in the legal entity which holds a minority interest in Veris Health. Veris Health recognized general and administrative expense of $13 and $18 in the three and six months ended June 30, 2023, respectively, and $13 and $37 in the three and six months ended June 30, 2022, respectively, in connection with the consulting agreement.

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

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	June 30, 2023	December 31, 2022
Advanced payments to service providers and suppliers	$567	$599
Prepaid insurance	799	300
Deposits	4,314	3,005
EsoCheck cell collection supplies	39	59
EsoGuard mailer supplies	3	52
Veris Box supplies	201	150
Total prepaid expenses, deposits and other current assets	$5,923	$4,165

Note 7 — Leases

During the six months ended June 30, 2023, the Company entered into additional lease agreements that have commenced and are classified as operating leases and short-term leases, including for each of: principal corporate offices and additional Lucid Test Centers.

The Company’s future lease payments as of June 30, 2023, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2023 (remainder of year)	$844
2024	1,825
2025	835
2026	787
2027	617
Thereafter	1,319
Total lease payments	$6,227
Less: imputed interest	(1,072)
Present value of lease liabilities	$5,155

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$705	$483
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,689	$3,633
Weighted-average remaining lease term - operating leases (in years)	4.75	3.31
Weighted-average discount rate - operating leases	7.875%	7.875%

As of June 30, 2023 and December 31, 2022, the Company’s right-of-use assets from operating leases were $5,014 and $3,037, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the Company had outstanding operating lease obligations of $5,155 and $2,987, respectively, of which $1,427 and $1,141, respectively, are reported in operating lease liabilities, current portion and $3,728 and $1,846, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

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

Note 8 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	June 30, 2023	December 31, 2022
Defensive asset	60 months	$2,105	$2,105
Laboratory licenses and certifications and laboratory information management software	24 months	3,200	3,200
Other	1 year	70	70
Total Intangible assets		5,375	5,375
Less Accumulated Amortization		(2,940)	(1,930)
Intangible Assets, net		$2,435	$3,445

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

Amortization expense of the intangible assets discussed above was $505 and $650 for the three month periods ended June 30, 2023 and 2022, respectively, and $1,010 and $773 for the six month periods ended June 30, 2023 and 2022, respectively, and is included in amortization of acquired intangible assets in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2023, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2023 (remainder of year)	$1,011
2024	688
2025	421
2026	315
Total	$2,435

Note 9 — Commitment and Contingencies

Other Matters

In the ordinary course of PAVmed business, particularly as it begins commercialization of its products, the Company may be subject to certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. The Company is not aware of any such pending legal or other proceedings that are reasonably likely to have a material impact on the Company. Notwithstanding, legal proceedings are subject-to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows.

Note 10 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
June 30, 2023
Senior Secured Convertible Note - April 2022	$—	$—	$19,530	$19,530
Senior Secured Convertible Note - September 2022	—	—	11,850	11,850
Lucid Senior Secured Convertible Note - March 2023	—	—	11,610	11,610
Derivative liability	—	—	260	260
Totals	$—	$—	$43,250	$43,250

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2022
Senior Secured Convertible Note - April 2022	$—	$—	$22,000	$22,000
Senior Secured Convertible Note - September 2022	—	—	11,650	11,650
Totals	$—	$—	$33,650	$33,650

1	There were no transfers between the respective Levels during the period ended June 30, 2023.

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

The estimated fair value of the Lucid March 2023 Senior Convertible Note as of each of March 21, 2023 and June 30, 2023, and the estimated fair value of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note as of June 30, 2023, were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	April 2022 Senior Convertible Note: June 30, 2023	September 2022 Senior Convertible Note: June 30, 2023	Lucid March 2023 Senior Convertible Note: March 21, 2023	Lucid March 2023 Senior Convertible Note: June 30, 2023
Fair Value	$19,530	$11,850	$11,900	$11,610
Face value principal payable	$18,554	$11,250	$11,111	$11,111
Required rate of return	11.400%	11.300%	11.00%	11.00%
Conversion Price	$5.00	$5.00	$5.00	$5.00
Value of common stock	$0.41	$0.41	$1.54	$1.39
Expected term (years)	0.29	1.19	2.00	1.73
Volatility	200.00%	200.00%	75.00%	70.00%
Risk free rate	5.29%	5.21%	4.09%	4.89%
Dividend yield	—%	—%	—%	—%

Note 10 — Financial Instruments Fair Value Measurements - continued

Derivative Liability - Written Protective Put

The Company, through its majority-owned subsidiary Veris Health, entered into a Research and Development Agreement, with an effective date of May 31, 2023, with an unrelated third-party technical services provider (the “May 31, 2023 R&D Agreement”). The principal service to be provided by the service provider under the May 31, 2023 R&D Agreement was the continued development of the electronics and firmware for the Veris Health implantable physiologic monitor.

As discussed in Note 14, Common Stock and Common Stock Purchase Warrants, 1.5 million shares of PAVmed common stock were issued to the service provider as the consideration for a $750 portion of the services to be rendered under the May 31, 2023 R&D Agreement. The issued shares of common stock are (contingently) settlement-in-full of the consideration obligations of the Company under the May 31, 2023 R&D Agreement, subject-to a contractual “minimum fair market value” as such amount is discussed below.

The resolution of the contingent settlement-in-full with respect to the issued shares of common stock of the Company is predicated on and subject-to such issued shares having a $750 minimum “fair market value” (as defined), with such derived fair market value computed using a contractual formula based on the PAVmed Inc. common stock volume weighted average price per share (“VWAP”) during the last ten days of the six month anniversary of the May 31, 2023 R&D Agreement.

If the fair market value, as such amount is computed as described above, is equal-to or greater than $750, then no further contractual consideration is required. However, if such fair market value is less than $750, then, the Company will incur an additional contractual consideration obligation in amount equal to the difference between the required minimum fair market value of $750 and the contractual formula based computed fair market value. At the election of the Company, the additional contractual consideration obligation, if any, may be paid in cash or settled with the issue of additional shares of PAVmed common stock.

The contingent additional contractual consideration obligation is deemed to be a separate unit-of-account, in the form of a written protective put, and recognized as a derivative liability measured at estimated fair value. The derivative liability had an initial May 31, 2023 estimated fair value of approximately $262 which was recognized as a current period charge classified in other income (expense) in the accompanying (unaudited) condensed consolidated statement of operations. Further, such recognized derivative liability is further remeasured at estimated fair value as of each quarterly reporting period date, with changes in the estimated fair value recognized as current period other income (expense), with such remeasurement recognized through the date of the final determination and settlement or extinguishment of the contingent additional contractual consideration obligation, if any. In this regard, as of June 30, 2023, the remeasured estimated fair value was approximately $260, with the change in the estimated fair value recognized as other income (expense).

The estimated fair value of the written protective put derivative liability, as such is discussed above, were computed using a Monte Carlo simulation to generate stock price paths (assuming geometric-Brownian motion) of the PAVmed Inc. common stock to compute the respective written protective put expected fair value, with the principal assumptions of such estimated fair value computation, for the respective measurement dates noted, as follows:

	As of: May 31, 2023	As of: June 30, 2023
Fair Value	$262	$260
Contractual minimum effective conversion price	$0.50	$0.50
Price per share	$0.40	$0.41
Remaining expected term (years)	0.50	0.42
Volatility	160.00%	200.00%
Risk free rate	5.30%	5.30%
Dividend yield	—%	—%

The estimated fair values recognized with respect to the senior secured convertible debt and the written protective put derivative liability, as each is discussed above, utilized PAVmed and Lucid Diagnostics common stock prices, along with certain Level 3 inputs (as presented in the respective tables above), in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models and analyses, including the respective common stock prices, the dividend yields, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the respective common stock prices. Changes in these assumptions can materially affect the recognized estimated fair values.

Note 11 — Debt

The fair value and face value principal outstanding of the Senior Convertible Notes as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2024	7.875%	$5.00	$18,554	$19,530
September 2022 Senior Convertible Note	September 6, 2024	7.875%	$5.00	$11,250	$11,850
Lucid March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	$11,111	$11,610
Balance as of June 30, 2023				$40,915	$42,990

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2024	7.875%	$5.00	$21,497	$22,000
September 2022 Senior Convertible Note	September 6, 2024	7.875%	$5.00	$11,250	$11,650
Balance as of December 31, 2022				$32,747	$33,650

The changes in the fair value of debt during the three and six months ended June 30, 2023 is as follows:

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - December 31, 2022	$22,000	$11,650	$—	$33,650	$—
Face value principal – issue date	—	—	11,111	11,111	—
Fair value adjustment – issue date	—	—	789	789	(789)
Installment repayments – common stock	(1,335)	—	—	(1,335)	—
Non-installment payments – common stock	(166)	—	—	(166)	—
Change in fair value	251	—	—	251	(251)
Fair Value at March 31, 2023	$20,750	$11,650	$11,900	$44,300
Other Income (Expense) - Change in fair value – three months ended March 31, 2023					$(1,040)
Installment repayments – common stock	(1,608)	—	—	(1,608)	—
Non-installment payments – common stock	(42)	—	—	(42)	—
Change in fair value	430	200	(290)	340	(340)
Fair Value at June 30, 2023	$19,530	$11,850	$11,610	$42,990
Other Income (Expense) - Change in fair value – three months ended June 30, 2023					$(340)
Other Income (Expense) - Change in fair value – six months ended June 30, 2023					$(1,380)

Note 11 — Debt - continued

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

The Company is subject to financial covenants requiring: (i) a minimum of $8.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, to not exceed 30% (except that such maximum percentage was 50% for the period from September 8, 2022 through March 5, 2023) (the “Debt to Market Cap Ratio Test”); and (iii) the Company’s market capitalization to at no time be less than $75 million. (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). From time to time from and after June 1, 2023 through August 14, 2023, the Company was not in compliance with the Financial Tests. As of August 14, 2023, the Investor agreed to waive any such non-compliance during such time period and thereafter through November 30, 2023.

In the six months ended June 30, 2023, approximately $3,151 of principal repayments along with approximately $57 of interest expense thereon, were settled through the issuance of 9,523,481 shares of common stock of the Company, with such shares having a fair value of approximately $4,419 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in a debt extinguishment loss of $743 and $1,268 in the three and six months ended June 30, 2023. Subsequent to June 30, 2023, as of August 10, 2023, approximately $601 of principal repayments along with approximately $25 of interest expense thereon, were settled through the issuance of 2,005,685 shares of common stock of the Company, with such shares having a fair value of approximately $771 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

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

During the period from March 21, 2023 to September 20, 2023, Lucid is required to pay interest expense only (on the $11.1 million face value principal), at 7.875% per annum, computed on a 360 day year. Lucid paid in cash interest expense of $219 and $243 for the three and six months ended June 30, 2023.

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

Note 11 — Debt - continued

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

During the three and six months ended June 30, 2023, the Company recognized debt extinguishment losses of approximately $743 and $1,268, in connection with issuing common stock for principal repayments on convertible debt mentioned above. During the three and six months ended June 30, 2022, the Company did not recognize debt extinguishment losses.

See Note 10, Financial Instruments Fair Value Measurements, for a further discussion of fair value assumptions.

Note 12 — Stock-Based Compensation

PAVmed Inc. 2014 Long-Term Incentive Equity Plan

The PAVmed Inc. 2014 Long-Term Incentive Equity Plan (the “PAVmed 2014 Equity Plan”) is designed to enable PAVmed to offer employees, officers, directors, and consultants, as defined, an opportunity to acquire shares of common stock of PAVmed. The types of awards that may be granted under the PAVmed 2014 Equity Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the PAVmed compensation committee.

A total of 21,052,807 shares of common stock of PAVmed are reserved for issuance under the PAVmed 2014 Equity Plan, with 1,310,092 shares available for grant as of June 30, 2023. The share reservation is not diminished by a total of 600,854 PAVmed Inc. stock options and restricted stock awards granted outside the PAVmed 2014 Equity Plan as of June 30, 2023. In January 2023, the number of shares available for grant was increased by 4,700,000 in accordance with the evergreen provisions of the plan.

PAVmed Stock Options

PAVmed stock options granted under the PAVmed 2014 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2022	11,568,655	$2.71	7.4	$—
Granted(1)	7,280,000	$0.48
Exercised	—	$—
Forfeited	(1,326,249)	$1.87
Outstanding stock options at June 30, 2023(3)	17,522,406	$1.85	7.9	$7
Vested and exercisable stock options at June 30, 2023	7,998,032	$2.92	6.2	$—

(1)	Stock options granted under the PAVmed 2014 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the PAVmed common stock on each of June 30, 2023 and December 31, 2022 and the exercise price of the underlying PAVmed stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above, are inclusive of 500,854 stock options granted outside the PAVmed 2014 Equity Plan, as of June 30, 2023 and December 31, 2022.

Note 12 — Stock-Based Compensation - continued

PAVmed Restricted Stock Awards

PAVmed restricted stock awards granted under the PAVmed 2014 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2022(1)	975,000	$3.05
Granted	—	—
Vested	(100,000)	3.10
Forfeited	—	—
Unvested restricted stock awards as of June 30, 2023	875,000	$3.04

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 100,000 restricted stock awards granted outside the PAVmed 2014 Equity Plan as of December 31, 2022. These 100,000 restricted stock awards were fully vested during the period ended June 30, 2023.

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan

The Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (“Lucid Diagnostics 2018 Equity Plan”) is separate and apart from the PAVmed 2014 Equity Plan discussed above. The Lucid Diagnostics 2018 Equity Plan is designed to enable Lucid Diagnostics to offer employees, officers, directors, and consultants, an opportunity to acquire shares of common stock of Lucid Diagnostics. The types of awards that may be granted under the Lucid Diagnostics 2018 Equity Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Lucid Diagnostics compensation committee.

A total of 11,644,000 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 3,936,554 shares available for grant as of June 30, 2023. The share reservation is not diminished by a total of 423,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of June 30, 2023. In January 2023, the number of shares available for grant was increased by 2,500,000 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2022	2,565,377	$3.14	8.3	$428
Granted(1)	2,732,500	$1.31
Exercised	—	$—
Forfeited	(347,915)	$2.57
Outstanding stock options at June 30, 2023(3)	4,949,962	$2.17	8.7	$641
Vested and exercisable stock options at June 30, 2023	1,374,179	$2.76	6.9	$440

(1)	Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of June 30, 2023 and December 31, 2022 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above, are inclusive of 423,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of June 30, 2023 and December 31, 2022.

Note 12 — Stock-Based Compensation - continued

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2022(1)	2,091,420	$11.44
Granted	—	—
Vested	(219,320)	11.27
Forfeited	—	—
Unvested restricted stock awards as of June 30, 2023	1,872,100	$11.46

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan as of December 31, 2022. These 50,000 restricted stock awards were fully vested during the period ended June 30, 2023.

Consolidated Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized by each of PAVmed and Lucid Diagnostics for both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$31	$—	$54	$—
Sales and marketing expenses	455	591	899	1,216
General and administrative expenses	1,674	4,162	5,262	8,164
Research and development expenses	347	254	711	440
Total stock-based compensation expense	$2,507	$5,007	$6,926	$9,820

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$16	$—	$28	$—
Lucid Diagnostics 2018 Equity Plan – sales and marketing	247	215	470	480
Lucid Diagnostics 2018 Equity Plan – general and administrative	836	3,313	3,348	6,514
Lucid Diagnostics 2018 Equity Plan – research and development	66	26	136	97
PAVmed 2014 Equity Plan - cost of revenue	9	—	16	—
PAVmed 2014 Equity Plan - sales and marketing	120	161	253	336
PAVmed 2014 Equity Plan - general and administrative	8	77	164	145
PAVmed 2014 Equity Plan - research and development	97	52	192	107
Total stock-based compensation expense – recognized by Lucid Diagnostics	$1,399	$3,844	$4,607	$7,679

Note 12 — Stock-Based Compensation - continued

The consolidated unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
PAVmed 2014 Equity Plan
Stock Options	$6,192	2.2
Restricted Stock Awards	$375	0.8

Lucid Diagnostics 2018 Equity Plan
Stock Options	$4,129	2.3
Restricted Stock Awards	$1,141	1.1

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.35 per share and $0.74 per share during the periods ended June 30, 2023 and 2022, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Six Months Ended June 30,
	2023	2022
Expected term of stock options (in years)	5.7	5.8
Expected stock price volatility	88%	84%
Risk free interest rate	3.7%	3.0%
Expected dividend yield	—%	—%

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.87 per share and $1.48 per share during the periods ended June 30, 2023 and 2022, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Six Months Ended June 30,
	2023	2022
Expected term of stock options (in years)	5.6	5.7
Expected stock price volatility	75%	71%
Risk free interest rate	3.7%	3.0%
Expected dividend yield	—%	—%

PAVmed Inc. Employee Stock Purchase Plan (“PAVmed ESPP”)

A total of 573,229 shares and 194,240 shares of common stock of the Company were purchased for proceeds of approximately $182 and $218, on March 31, 2023 and 2022, respectively under the PAVmed ESPP. The March 31, 2023 purchase was partially settled through the redeployment of 188,846 shares of treasury stock. The PAVmed ESPP has a total reserve of 2,000,000 shares of common stock of PAVmed of which 416,914 shares are available for issue as of June 30, 2023. In January 2023, the number of shares available-for-issue was increased by 250,000 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Inc. Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 231,987 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $276 on March 31, 2023 under the Lucid ESPP. The Lucid ESPP has a total reserve of 1,000,000 shares of common stock of Lucid Diagnostics of which 683,983 shares are available-for-issue as of June 30, 2023. In January 2023, the number of shares available for issue was increased by 500,000 in accordance with the evergreen provisions of the plan.

Note 13 — Preferred Stock

As of June 30, 2023 and December 31, 2022, there were 1,254,497 and 1,205,759 shares of PAVmed Series B Convertible Preferred Stock, classified in permanent equity, issued and outstanding, respectively.

Series B Convertible Preferred Stock Dividends

The PAVmed Inc. Series B Convertible Preferred Stock dividends are 8.0% per annum based on the $3.00 per share stated value of the Series B Convertible Preferred Stock, with such dividends compounded quarterly, accumulate, and are payable in arrears upon being declared by the Company’s board of directors. Such dividends may be settled, at the discretion of the board of directors, through any combination of the issue of additional shares of Series B Convertible Preferred Stock, the issue shares of common stock of the Company, and /or cash payment.

Series B Convertible Preferred Stock Dividends Earned

The Series B Convertible Preferred Stock dividends earned are included in the calculation of basic and diluted net loss attributable to PAVmed common stockholders for each of the respective corresponding periods presented in the accompanying unaudited condensed consolidated statement of operations, inclusive of $75 and $149 of such dividends earned in the three and six months ended June 30, 2023, respectively; and $70 and $138 of such dividends earned in the three and six months ended June 30, 2022, respectively.

Series B Convertible Preferred Stock Dividends Declared

In the six months ended June 30, 2023, the Company’s board-of-directors declared Series B Convertible Preferred Stock dividends of an aggregate of $146, inclusive of $72 earned as of December 31, 2022; and $74 earned as of March 31, 2023; with such dividends settled by the issue of an aggregate 48,738 additional shares of Series B Convertible Preferred Stock, inclusive of 24,128 shares issued with respect to the dividends earned as of December 31, 2022; and 24,610 shares issued with respect to the dividends earned as of March 31, 2023.

In the six months ended June 30, 2022, the Company’s board-of-directors declared Series B Convertible Preferred Stock dividends of an aggregate of $135, inclusive of: $67 earned as of December 31, 2021; and $68 earned as of March 31, 2022; with such dividends settled by the issue of an aggregate 45,031 additional shares of Series B Convertible Preferred Stock, inclusive of 22,291 shares issued with respect to the dividends earned as of December 31, 2021; and 22,740 shares issued with respect to the dividends earned as of March 31, 2022.

Subsequent to June 30, 2023, in August 2023, the Company’s board of directors declared a Series B Convertible Preferred Stock dividend, earned as of June 30, 2023, of $75, to be settled by the issue of 25,104 additional shares of Series B Convertible Preferred Stock.

The Series B Convertible Preferred Stock dividends are recognized as a dividend payable liability only upon the dividend being declared payable by the Company’s board of directors. Accordingly, the dividends declared payable subsequent to the date of the accompanying condensed consolidated balance sheet were not recognized as a dividend payable liability as the Company’s board of directors had not declared the dividends payable as of each such date.

Note 14 — Common Stock and Common Stock Purchase Warrants

Common Stock

On December 29, 2022, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days (through December 28, 2022), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until June 27, 2023) to regain compliance. On June 28, 2023, the Company received a second notice from the Listing Qualifications Department of Nasdaq granting the Company a 180-day extension (or until December 26, 2023) to regain compliance with the minimum bid price requirement. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days. During the special meeting (“Special Meeting”) of shareholders held on March 31, 2023, the shareholders approved a proposal to amend the Company’s Certificate of Incorporation, to effect, at any time prior to the one-year anniversary date of the Special Meeting, (i) a reverse split of the Company’s outstanding shares of common stock at a specific ratio, ranging from 1-for-5 to 1-for-15, to be determined by the board of directors of the Company in its sole discretion, and (ii) an associated reduction in the number of shares of common stock the Company is authorized to issue, from 250,000,000 shares to 50,000,000 shares. If the Company’s board of directors authorizes the Company to consummate the reverse stock split, the Company anticipates it will regain compliance with the Nasdaq requirements for continued listing through such transaction.

As discussed above in Note 10, Financial Instruments Fair Value Measurements, a total of 1,500,000 shares of PAVmed common stock was issued to a service provider as the consideration for the services rendered under the May 31, 2023 R&D Agreement. The issued shares of common stock had a fair value of approximately $602 (with such fair value measured using the quoted closing price of the common stock of the Company on the effective date of the respective underlying agreement). The issued shares of common stock are nonrefundable. As the service provider has substantially rendered the services under the May 31, 2023 R&D Agreement as of June 30, 2023, the estimated fair value of the issued shares was recognized as a research and development expense in the accompanying (unaudited) condensed consolidated statement of operations for the three and six months ended June 30, 2023. See Note 10, Financial Instruments Fair Value Measurements, for a further discussion of the May 31, 2023 R&D Agreement, including the contingent additional contractual consideration obligation.

During the six months ended June 30, 2023 a total of 573,229 shares of common stock of the Company were issued under the PAVmed ESPP. See Note 12, Stock-Based Compensation, for a discussion of each of the PAVmed 2014 Equity Plan and the PAVmed ESPP.

In the six months ended June 30, 2023, 9,523,481 shares of the Company’s common stock were issued upon conversion, at the election of the holder, of the April 2022 Senior Convertible Note, for 3,151 face value principal repayments, as discussed in Note 11, Debt.

In the six months ended June 30, 2023, the Company sold 2,330,747 shares through their at-the-market equity facility for net proceeds of approximately 1,165, after payment of 3% commissions.

Common Stock Purchase Warrants

As of June 30, 2023 and December 31, 2022, Series Z Warrants outstanding totaled 11,937,450. The Series Z Warrants are exercisable to purchase one share of common stock of the Company at an exercise price of $1.60 per share, and expire April 30, 2024. There were no Series Z Warrants exercised during the six months ended June 30, 2023.

Note 15 — Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is summarized for the periods indicated as follows:

June 30, 2023
NCI – equity – December 31, 2022	$20,615
Net loss attributable to NCI	(7,638)
Impact of subsidiary equity transactions	(1,332)
Lucid Diagnostics Inc. proceeds from issuance of preferred stock	13,625
Lucid Diagnostics Inc. proceeds from At-The-Market Facilities, net of deferred financing charges	284
Lucid Diagnostics Inc. issuance of common stock for settlement of APA-RDx installment and termination payment	713
Lucid Diagnostics Inc. issuance of common stock for settlement of vendor service agreement	147
Lucid Diagnostics Inc. Employee Stock Purchase Plan Purchase	276
Stock-based compensation expense - Lucid Diagnostics Inc. 2018 Equity Plan	3,982
Stock-based compensation expense - Veris Health Inc. 2021 Equity Plan	10
NCI – equity – June 30, 2023	$30,682

The consolidated NCI presented above is with respect to the Company’s consolidated majority-owned subsidiaries as a component of consolidated total stockholders’ equity as of June 30, 2023 and December 31, 2022; and the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations for the periods beginning on the acquisition date of the respective majority-owned subsidiaries.

Lucid Diagnostics

As of June 30, 2023, there were 41,853,603 shares of common stock of Lucid Diagnostics issued and outstanding, of which, PAVmed holds 31,302,420 shares, representing a majority ownership equity interest and PAVmed has a controlling financial interest in Lucid Diagnostics, and accordingly, Lucid Diagnostics is a consolidated majority-owned subsidiary of PAVmed.

On March 7, 2023, Lucid issued 13,625 shares of newly designated Lucid Series A Convertible Preferred Stock (the “Lucid Series A Preferred Stock”). Each share of the Lucid Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The Lucid Series A Preferred Stock is convertible into shares of Lucid Diagnostics’ common stock at any time at the option of the holder from and after the six-month anniversary of its issuance, and automatically converts into shares of Lucid Diagnostics’ common stock on the second anniversary of its issuance. The terms of the Lucid Series A Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of Lucid common stock into which such Lucid Series A Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The Lucid Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Lucid Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

In November 2022, Lucid Diagnostics entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor Fitzgerald & Co. In the six months ended June 30, 2023, Lucid Diagnostics sold 230,068 shares through their at-the-market equity facility for net proceeds of approximately 0.3 million, after payment of 3% commissions. No shares were sold through Lucid’s at-the-market equity facility during the three months ended June 30, 2023.

Veris Health

As of June 30, 2023, there were 8,000,000 shares of common stock of Veris Health issued and outstanding, of which PAVmed holds an 80.44% majority-interest ownership and PAVmed has a controlling financial interest, with the remaining 19.56% minority-interest ownership held by an unrelated third-party. Accordingly, Veris Health is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the accompanying unaudited condensed consolidated balance sheets.

Note 16 — Net Loss Per Share

The Net loss per share - attributable to PAVmed Inc. - basic and diluted and Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted - for the respective periods indicated - is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss - before noncontrolling interest	$(17,892)	$(29,101)	$(40,106)	$(48,734)
Net loss attributable to noncontrolling interest	3,355	3,576	7,638	6,337
Net loss - as reported, attributable to PAVmed Inc.	$(14,537)	$(25,525)	$(32,468)	$(42,397)

Series B Convertible Preferred Stock dividends – earned	$(75)	$(70)	$(149)	$(138)

Net loss attributable to PAVmed Inc. common stockholders	$(14,612)	$(25,595)	$(32,617)	$(42,535)

Denominator
Weighted average common shares outstanding, basic and diluted	104,349,822	86,957,352	100,742,530	86,689,857

Net loss per share
Basic and diluted
Net loss - as reported, attributable to PAVmed Inc.	$(0.14)	$(0.29)	$(0.32)	$(0.49)
Net loss attributable to PAVmed Inc. common stockholders	$(0.14)	$(0.29)	$(0.32)	$(0.49)

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

Basic weighted-average number of shares of common stock outstanding for the periods ended June 30, 2023 and 2022 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	June 30,
	2023	2022
Stock options and restricted stock awards	18,397,406	12,177,406
Series Z Warrants	11,937,450	11,937,450
Series B Convertible Preferred Stock	1,254,497	1,158,950
Total	31,589,353	25,273,806

The total stock options and restricted stock awards are inclusive of 500,854 stock options as of June 30, 2023 and 2022; and 100,000 restricted stock awards as of June 30, 2022 granted outside the PAVmed 2014 Equity Plan. These 100,000 restricted stock awards were fully vested during the period ended June 30, 2023.

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

Unless the context otherwise requires, references herein to “we”, “us”, and “our”, and to the “Company” or “PAVmed” are to PAVmed Inc. and its subsidiaries, including its majority-owned subsidiary Lucid Diagnostics Inc. (“Lucid Diagnostics” or “Lucid”) and its majority-owned subsidiary Veris Health Inc. (“Veris Health” or “Veris”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) including the following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of the Form 10-K under the heading “Risk Factors.”

Important factors that may affect our actual results include:

●	our limited operating history;
●	our financial performance, including our ability to generate revenue;
●	our ability to obtain regulatory approval for the commercialization of our products;
●	the ability of our products to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our potential ability to obtain additional financing when and if needed;
●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions;
●	our ability to manage growth and integrate acquired operations;
●	the potential liquidity and trading of our securities;
●	our regulatory and operational risks;
●	cybersecurity risks;
●	risks related to the COVID-19 pandemic and other health-related emergencies; and
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Overview

PAVmed is a diversified commercial-stage medical technology operating in the medical device, diagnostics, and digital health sectors, including through its majority-owned subsidiaries Lucid Diagnostics, a publicly-traded commercial-stage cancer prevention diagnostics company, and Veris Health, a private digital health company focused on enhanced personalized cancer care through remote patient monitoring using implantable biologic sensors with wireless communication along with a custom suite of connected external devices. Our current central focus is on the commercialization of Lucid Diagnostics’s EsoGuard and Veris Health’s Veris Cancer Care Platform. As resources permit, we will continue to explore internal and external innovations that fulfill our project selection criteria without limiting ourselves to any target specialty or condition. More broadly, we strive to maintain balance within our pipeline with shorter-term, lower-risk projects with the prospect for rapid commercialization and revenue generation supporting development of longer-term projects. At the same time, we are continuously re-assessing each project’s long-term commercial potential relative to other projects in our pipeline, accelerating or decelerating the project and reallocating resources.

See Part I, Item 1, “Business,” in the Form 10-K for a more detailed summary of the medical device, diagnostics, and digital health sectors and our key products, including in particular EsoGuard and the Veris Cancer Care Platform, which are currently our two leading products.

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

Status of Lucid Clinical Trials

Lucid is currently seeking to accelerate its collection of clinical utility data through a range of trials that can be efficiently executed. These efforts include a planned investigator-initiated, retrospective analysis of prospectively collected data on the 391 San Antonio fire fighters who underwent testing as part of a community-sponsored cancer awareness event described below (in respect of which we expect to publish results in the second half of 2023); a virtual-patient randomized controlled trial with intended recruitment of at least 100 physician participants (in respect of which we expect to publish results this year); a Lucid-sponsored multi-center, prospective, observational study with 500 patients; and a Lucid-sponsored registry at existing Lucid Test Centers, whereby all patients undergoing EsoCheck testing will be given the opportunity to provide informed consent and contribute data about their risk factors, EsoGuard results, and subsequent diagnostic and/or therapeutic journey. Both Lucid-sponsored observational/registry studies expect to have preliminary results and/or interim analysis submitted for peer review before the end of 2023.

LucidDx Labs Laboratory Operations Update

On February 14, 2023, Lucid and its subsidiary, LucidDx Labs, entered into an agreement (the “MSA Termination Agreement”) with RDx, pursuant to which the parties mutually agreed to terminate the management service agreement between them (the “MSA-RDx”) without cause. The termination was effective as of February 10, 2023. Until the termination of the MSA-RDx, RDx had provided certain testing and related services for our laboratory in accordance with the terms of the MSA-RDx. In anticipation of the termination of the MSA-RDx, however, Lucid accelerated the development of internal resources necessary to operate its laboratory entirely on its own. The termination of the MSA-RDx and our operating the laboratory on our own has improved the performance of the EsoGuard assay.

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

Since then, additional testing events have been hosted with the SAFD, and similar events have been held with fire departments throughout the country. These events are ongoing and are an extension of Lucid’s satellite Lucid Test Center (“sLTC”) program, which brings Lucid precancer testing directly to patients—at their physician’s office and now at large testing day events.

Launch of EsoGuard® #CheckYourFoodTube Mobile Testing Unit

In June 2023, Lucid launched its first EsoGuard #CheckYourFoodTube Mobile Test Unit (“mobile testing unit”), with the inaugural mobile testing unit event being held in Sarasota, Florida. The mobile testing unit is another channel by which the Company is bringing EsoGuard testing to at-risk patients.

Launch of Direct Contracting Strategic Initiative

In March 2023, Lucid launched a Direct Contracting Strategic Initiative (DCSI) to engage directly with large Administrative Services Only (ASO) self-insured employers, unions and other entities, seeking to replicate the successes of other diagnostic companies that have deployed similar strategies. In August 2023, the company announced it had contracted with the Ancira Automotive Group as a result of this initiative, providing access to esophageal precancer testing for its employees at all 12 San Antonio locations.

New Revenue Cycle Management Provider

In May 2023, Lucid began to transition claims submission responsibility to a new revenue cycle management provider that offered more robust capabilities for, among other things, claims processing and appeals. The provider upgrade has been completed and claim submissions resumed in June 2023. Since completing the transition, the upgrade has demonstrated an improvement in speed of collections, turnaround time to claim submission, percentage of claims paid, and actionable data for appeals.

Veris Health Commercialization Update

In December 2022 Veris Health, PAVmed’s digital health subsidiary, commercially launched its Veris Cancer Care Platform™ by executing its first commercial contract with New Jersey Cancer Care, PA (“NJCC”), an oncology practice and member of the prestigious Quality Cancer Care Alliance. In February 2023, the Veris Cancer Care Platform went live following successful onboarding of the first cohort of cancer patients and their clinicians at NJCC. Enrolled patients received a VerisBox™ and began connecting their Bluetooth-enabled health care devices to transmit real-time physiologic data to the cloud-based Veris Cancer Care Platform clinician portal. The patients also began reporting symptoms and quality-of-life parameters through the Veris Cancer Care Platform patient smartphone app, which is now available for patients on the Apple App Store and Google Play. The cloud-based clinician portal was concurrently integrated into the oncology practice and the cancer care team began using it to review physiologic and clinical data and other remote patient monitoring (“RPM”) services. Since the Veris Cancer Care Platform went “live” in February, Veris added two additional accounts, expanding utilization of the product to a total of six locations across three oncology practices while continuing to seek to build a pipeline of prospective customers.

Veris continues to make progress toward regulatory submission of its implantable monitor which is targeted for commercial launch next year. The device, which is designed to be implanted in conjunction with a chemotherapy vascular access port, will further the power of the Veris Cancer Care Platform by better assuring patient compliance with RPM data reporting requirements. It recently completed an animal study which demonstrated intended device performance, consistent with its design and clinical specifications, over an extended implant period.

In April 2023, Gary Manning joined PAVmed to become the President of Veris Health. Mr. Manning has a track record spanning three decades, including leading companies in the medical device, wearable, and digital health sectors and commercializing products in the global market.

NASDAQ Notice

On December 29, 2022, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days (through December 28, 2022), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until June 27, 2023) to regain compliance, and that the Company could be eligible for additional time. Although the Company did not regain compliance within the initial 180 calendar day period, Nasdaq determined that the Company was eligible for an additional 180 calendar day period to regain compliance (until December 26, 2023). In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days during the additional 180 calendar day period. The Company intends to consider all available options to regain compliance with the Nasdaq listing standards. On March 31, 2023, the Company’s stockholders approved an amendment to its certificate of incorporation, authorizing the Company to effect, at any time prior to March 31, 2024, (i) a reverse split of the Company’s outstanding shares of common stock at a specific ratio, ranging from 1-for-5 to 1-for-15, to be determined by the board of directors of the Company in its sole discretion, and (ii) an associated reduction in the number of shares of common stock the Company is authorized to issue, from 250,000,000 shares to 50,000,000 shares. The Company has not yet determined the specific ratio of the reverse split or the timing of the reverse split and authorized capital reduction, or whether the Company will effect the reverse split and authorized capital reduction at all. However, the Company may effectuate the reverse split, if necessary, as part of its effort to regain compliance with the Nasdaq minimum bid price requirement.

Financing

Lucid Diagnostics Inc. - ATM Facility

In November 2022, Lucid Diagnostics commenced an “at-the-market offering” of up to $6.5 million of its common stock pursuant to a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor Fitzgerald & Co. (“Cantor”). In the six months ended June 30, 2023, Lucid Diagnostics sold 230,068 shares in this “at-the-market” offering for net proceeds of approximately $0.3 million, after payment of 3% commissions. No shares were sold in this “at-the-market” offering during the three months ended June 30, 2023.

Lucid Diagnostics - Series A Preferred Stock Offering

On March 7, 2023, Lucid issued 13,625 shares of newly designated Lucid Series A Convertible Preferred Stock (the “Lucid Series A Preferred Stock”). Each share of the Lucid Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The Lucid Series A Preferred Stock is convertible into shares of Lucid’s common stock at any time at the option of the holder from and after the six-month anniversary of its issuance (or, if later, the effective date of an increase in Lucid Diagnostics’ authorized share capital or the effective date of a registration statement covering the resale of the underlying shares), and automatically converts into shares of Lucid’s common stock on the second anniversary of its issuance. The terms of the Lucid Series A Preferred Stock also include a preference on liquidation and a right to receive dividends equal to 20% of the number of shares of Lucid common stock into which such Lucid Series A Preferred Stock is convertible, payable on each of the one-year and two-year anniversary of the issuance date. The Lucid Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Lucid Series A Preferred Stock. The sale of the Lucid Series A Preferred Stock generated $13.625 million in aggregate gross proceeds.

Lucid Diagnostics - Securities Purchase Agreement - March 13, 2023 - Senior Secured Convertible Note - March 21, 2023

Effective as of March 13, 2023, Lucid Diagnostics entered into a Securities Purchase Agreement (“Lucid SPA”) with an accredited institutional investor, pursuant to which Lucid Diagnostics agreed to sell, and the investor agreed to purchase a Senior Secured Convertible Note with a face value principal of $11.1 million (the “Lucid March 2023 Senior Convertible Note”). Lucid Diagnostics issued the Lucid March 2023 Senior Convertible Note on March 21, 2023 pursuant to the Lucid SPA. The sale of the Lucid March 2023 Senior Convertible Note generated $9.925 million in proceeds, after deducting a $1.186 million lender fee and offering costs.

The Lucid March 2023 Senior Secured Convertible Note has a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of Lucid Diagnostics’ common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of the two-year anniversary of the date of issuance. The principal of the Lucid March 2023 Senior Convertible Note and the interest thereon is convertible into or otherwise payable in shares of Lucid Diagnostics’ common stock (subject to the satisfaction of certain customary equity conditions and except for interest payable prior to September 21, 2023).

Under the Lucid March 2023 Senior Convertible Note, Lucid Diagnostics is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the Lucid March 2023 Senior Convertible Note, Lucid Diagnostics is also subject to financial covenants requiring that (i) the amount of its available cash shall equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the Lucid SPA, accrued and unpaid interest thereon and accrued and unpaid late charges as of the last day of any fiscal quarter commencing with September 30, 2023 to (b) Lucid Diagnostics’ average market capitalization over the prior ten trading days, shall not exceed 30%, and (iii) that Lucid Diagnostics’ market capitalization shall at no time be less than $30 million.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, travel expenses, facility-related costs, professional fees for accounting and legal services, salaries and related costs for employees involved in third-party payor reimbursement contract negotiations and consulting and other expenses associated with obtaining and maintaining patents within our intellectual property portfolio.

We anticipate our general and administrative expenses will increase in the future as and to the extent our business operations grow. We also anticipate continued expenses related to being a public company, including fees and expenses for audit, legal, regulatory, and tax-related services associated with maintaining compliance as a public company, insurance premiums and investor relations costs.

Research and development expenses

Research and development expenses are recognized in the period they are incurred and consist principally of internal and external expenses incurred for the research and development of our products, including:

●	consulting costs for engineering design and development;
●	salary and benefit costs associated with our chief medical officer and engineering personnel;
●	costs associated with regulatory filings;
●	patent license fees;
●	cost of laboratory supplies and acquiring, developing, and manufacturing preclinical prototypes;
●	product design engineering studies; and
●	rental expense for facilities maintained solely for research and development purposes.

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

Results of Operations - continued

Presentation of Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented as dollars in millions, except for share and per share amounts.

Three months ended June 30, 2023 as compared to three months ended June 30, 2022

Revenue

In the three months ended June 30, 2023, revenue was $0.2 million as compared to $0.0 million for the corresponding period in the prior year. The $0.2 million increase principally relates to the revenue for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory, as compared to revenue from the EsoGuard Commercialization Agreement with RDx, in the prior year period, which was terminated on February 25, 2022 when Lucid Diagnostics transitioned to its own laboratory operations.

Cost of revenue

In the three months ended June 30, 2023, cost of revenue was approximately $1.7 million as compared to $0.0 million for the corresponding period in the prior year. The $1.7 million increase principally related to:

●	approximately $0.6 million increase in laboratory facility and operations costs;
●	approximately $0.6 million increase in EsoCheck and EsoGuard supplies costs; and
●	approximately $0.5 million increase in compensation related costs.

Sales and marketing expenses

In the three months ended June 30, 2023, sales and marketing costs were approximately $4.3 million as compared to $4.9 million for the corresponding period in the prior year. The net decrease of $0.6 million was principally related to:

●	approximately $0.7 million decrease related to a reduction of third party marketing expenses; and
●	approximately $0.1 million increase in facility related costs.

General and administrative expenses

In the three months ended June 30, 2023, general and administrative costs were approximately $6.7 million as compared to $11.2 million for the corresponding period in the prior year. The net decrease of $4.5 million was principally related to:

●	approximately $2.5 million decrease in stock based compensation from RSA and stock option grants to Lucid and PAVmed employees and non-employees;
●	approximately $1.6 million decrease in third-party professional fees and expenses related to legal services, accounting and audit services, consulting fees and professional recruiting services; and
●	approximately $0.4 million decrease related to the termination of the MSA-RDx and lower general business expenses primarily related to reduced insurance premiums.

Research and development expenses

In the three months ended June 30, 2023, research and development costs were approximately $3.5 million as compared to $6.7 million for the corresponding period in the prior year. The net decrease of $3.2 million was principally related to:

●	approximately $3.5 million decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees primarily with respect to CarpX, EsoCure, and NextFlo; and
●	approximately $0.3 million increase in compensation related costs, including stock based compensation.

As mentioned above, above we have paused research and development with respect to CarpX, EsoCure, NextFlo and PortIO. Until such time as resources permit, we expect to devote substantially all of our research and development efforts to EsoGuard, EsoCheck and the Veris Cancer Care Platform.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets remained relatively level in the three months ended June 30, 2023, as compared to the corresponding period in the prior year.

Results of Operations - continued

The three months ended June 30, 2023 as compared to the three months ended June 30, 2022 - continued

Other Income and Expense

Change in fair value of convertible debt

In the three months ended June 30, 2023, the change in the fair value of our convertible notes was approximately $0.3 million of expense, related to the April 2022 Senior Convertible Note (as defined in “Liquidity and Capital Resources” below), the September 2022 Senior Convertible Note (as defined in “Liquidity and Capital Resources” below), and the Lucid March 2023 Senior Convertible Note. The April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of the reporting period date. The Company initially recognized an aggregate of $4.3 million of fair value non-cash expense on the issue dates.

Loss on Debt Extinguishment

In the three months ended June 30, 2023, a debt extinguishment loss in the aggregate of approximately $0.7 million was recognized in connection with our April 2022 Senior Convertible Note as discussed below.

●	In the three months ended June 30, 2023, approximately $1.7 million of principal repayments, along with less than $0.1 million of interest expense thereon, were settled through the issuance of 5,192,838 shares of common stock of the Company, with such shares having a fair value of approximately $2.4 million (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in a debt extinguishment loss of $0.7 million in the three months ended June 30, 2023.

There were no similar debt extinguishment losses in the three months ended June 30, 2022.

See Note 11, Debt, to the Financial Statements, for additional information with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note.

Results of Operations - continued

Six months ended June 30, 2023 as compared to six months ended June 30, 2022

Revenue

In the six months ended June 30, 2023, revenue was $0.6 million as compared to $0.2 million for the corresponding period in the prior year. The $0.4 million increase principally relates to the revenue for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory, as compared to revenue from the EsoGuard Commercialization Agreement with RDx, in the prior year period, which was terminated on February 25, 2022 when Lucid Diagnostics transitioned to its own laboratory operations.

Cost of revenue

In the six months ended June 30, 2023, cost of revenue was approximately $3.0 million as compared to $0.4 million for the corresponding period in the prior year. The $2.6 million increase principally related to:

●	approximately $1.0 million increase in laboratory facility and operations costs;
●	approximately $0.9 million increase in EsoCheck and EsoGuard supplies costs; and
●	approximately $0.7 million increase in compensation related costs.

Sales and marketing expenses

In the six months ended June 30, 2023, sales and marketing costs were approximately $8.9 million as compared to $8.8 million for the corresponding period in the prior year. The net increase of $0.1 million was principally related to:

●	approximately $1.3 million increase in compensation related costs principally as a result of an increase in headcount;
●	approximately $0.2 million increase in facility related costs;
●	approximately $1.1 million decrease in third party marketing expenses; and
●	approximately $0.3 million decrease in stock based compensation from RSA and stock option grants to Lucid and PAVmed employees.

General and administrative expenses

In the six months ended June 30, 2023, general and administrative costs were approximately $16.7 million as compared to $20.7 million for the corresponding period in the prior year. The net decrease of $4.0 million was principally related to:

●	approximately $2.9 million decrease in stock based compensation from RSA and stock option grants to Lucid and PAVmed employees and non-employees;
●	approximately $2.0 million decrease in third-party professional fees and expenses related to legal services, consulting fees and professional recruiting services; and
●	approximately $0.9 million increase in compensation related costs.

Research and development expenses

In the six months ended June 30, 2023, research and development costs were approximately $7.9 million as compared to $12.7 million for the corresponding period in the prior year. The net decrease of $4.8 million was principally related to:

●	approximately $5.5 million decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees primarily with respect to CarpX, EsoCure, and NextFlo;
●	approximately $0.4 million decrease in third-party professional consulting services related to regulatory and development activities; and
●	approximately $1.1 million increase in compensation related costs, including stock based compensation.

As mentioned above, we have paused research and development with respect to CarpX, EsoCure, NextFlo and PortIO. Until such time as resources permit, we expect to devote substantially all of our research and development efforts to EsoGuard, EsoCheck and the Veris Cancer Care Platform.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets remained relatively level in the six months ended June 30, 2023, as compared to the corresponding period in the prior year.

Results of Operations - continued

The six months ended June 30, 2023 as compared to the six months ended June 30, 2022 - continued

Other Income and Expense

Change in fair value of convertible debt

In the six months ended June 30, 2023, the change in the fair value of our convertible notes was approximately $1.4 million of expense, related to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note. The April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of the reporting period date. The Company initially recognized an aggregate of $4.3 million of fair value non-cash expense on the issue dates.

Loss on Issue and Offering Costs - Senior Secured Convertible Note

In the six months ended June 30, 2023, in connection with the issue of the Lucid March 2023 Senior Convertible Notes, we recognized a total of approximately $1.2 million of lender fees and offering costs paid by us. In the six months ended June 30, 2022, in connection with the issue of the April 2022 Senior Convertible Notes, we recognized a total of approximately $3.1 million of lender fees and offering costs.

Loss on Debt Extinguishment

In the six months ended June 30, 2023, a debt extinguishment loss in the aggregate of approximately $1.3 million was recognized in connection with our April 2022 Senior Convertible Note as discussed below.

●	In the six months ended June 30, 2023, approximately $3.2 million of principal repayments along with less than $0.1 million of interest expense thereon, were settled through the issuance of 9,523,481 shares of common stock of the Company, with such shares having a fair value of approximately $4.4 million (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in a debt extinguishment loss of $1.3 million in the six months ended June 30, 2023.

There were no similar debt extinguishment losses in the six months ended June 30, 2022.

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

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, and debt. We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. We experienced a net loss before noncontrolling interests of approximately $40.1 million and used approximately $29.1 million of cash in operations for the six months ended June 30, 2023. Financing activities provided $25.5 million of cash during the six months ended June 30, 2023. We ended the quarter with cash on-hand of $37.2 million as of June 30, 2023. We expect to continue to experience recurring losses and negative cash flows from operations, and will continue to fund our operations with debt and/or equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof and the other debt and equity committed sources of financing described below, we expect to be able to fund our future operations for the one year period from the date of the issue of the our unaudited condensed consolidated Financial Statements, as included herein this Form 10-Q.

Issue of Shares of Our Common Stock

During the six months ended June 30, 2023

●	We issued 573,229 shares of our common stock for proceeds of approximately $0.2 million under the PAVmed Employee Stock Purchase Plan (“ESPP”), as such plan is discussed in Note 12, Stock-Based Compensation, to the Financial Statements.
●	We issued 2,330,747 shares of our common stock for net proceeds of approximately $1.2 million, after payment of 3% commissions, from the sale of shares through PAVmed’s at-the-market equity facility through Cantor. See below for more information.
●	We issued 1,500,000 shares of our common stock to a service provider as the consideration for services rendered. The issued shares of common stock had a fair value of approximately $0.6 million. See Note 14, Common Stock and Common Stock Purchase Warrants for additional discussion. On the six-month anniversary of the issuance of the shares, the then-current market value of the shares will be determined based on the volume weighted average price per share of the common stock during the last ten trading days of such six-month period. If the aggregate market value of the shares as so determined is less than $750,000, the Company shall, at its election, either pay to the service provider an amount in cash equal to the shortfall or issue to the service provider a number of additional shares equal to the shortfall divided by the greater of the market value and $0.10. In no event will the number of shares issued exceed 9.99% of the Company’s outstanding common stock as of May 31, 2023.

Securities Purchase Agreement - March 31, 2022 - Senior Secured Convertible Notes - April 4, 2022 and September 8, 2022

Effective as of March 31, 2022, we entered into the SPA with an accredited investor, pursuant to which we agreed to sell, and the investor agreed to purchase an aggregate of $50.0 million face value principal of Senior Secured Convertible Notes. The SPA provided for the sale of the initial Senior Secured Convertible Note with a face value principal of $27.5 million, which closed on April 4, 2022 (referred to as the “April 2022 Senior Convertible Note”). The SPA also provided for sales of additional Senior Secured Convertible Notes in one or more additional closings (upon the satisfaction of certain conditions), with an aggregate face value principal of up to an additional $22.5 million. The April 2022 Senior Secured Convertible Note has a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of April 4, 2024. The April 2022 Senior Convertible Note may be converted into or otherwise paid in shares of our common stock as described in Note 11, Debt. The April 2022 Senior Convertible Note proceeds were $24.4 million after deducting a $2.5 million lender fee and the Company’s offering costs of approximately $0.6 million, inclusive primarily of $0.5 million placement agent fees.

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

Liquidity and Capital Resources - continued

Under the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the SPA, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. We also are subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $8.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) our average market capitalization over the prior ten trading days, not exceed 30% (except that such maximum percentage was 50% for the period from September 8, 2022 through March 5, 2023) (the “Debt to Market Cap Ratio Test”), and (iii) that our market capitalization shall at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). From time to time from and after June 1, 2023 through August 14, 2023, the Company was not in compliance with the Financial Tests. As of August 14, 2023, the investor agreed to waive any such non-compliance during such time period and thereafter through November 30, 2023.

See Note 11, Debt, to the Financial Statements for additional information about the SPA, the April 2022 Senior Convertible Note, and the September 2022 Senior Convertible Note.

Lucid Diagnostics - Series A Preferred Stock Offering

On March 7, 2023, Lucid Diagnostics entered into subscription agreements for the sale of 13,625 shares of the Lucid Series A Preferred Stock. Each share of the Lucid Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The Lucid Series A Preferred Stock is convertible into shares of Lucid Diagnostics’ common stock at any time at the option of the holder from and after the six-month anniversary of its issuance (or, if later, the effective date of an increase in Lucid Diagnostics’ authorized share capital or the effective date of a registration statement covering the resale of the underlying shares), and automatically converts into shares of Lucid Diagnostics’ common stock on the second anniversary of its issuance. The terms of the Lucid Series A Preferred Stock also include a preference on liquidation and a right to receive dividends equal to 20% of the number of shares of Lucid common stock into which such Lucid Series A Preferred Stock is convertible, payable on each of the one-year and two-year anniversary of the issuance date. The Lucid Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Lucid Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

Lucid Diagnostics - Securities Purchase Agreement - March 13, 2023 - Senior Secured Convertible Note - March 21, 2023

Effective as of March 13, 2023, Lucid Diagnostics entered into the Lucid SPA with an accredited institutional investor, pursuant to which Lucid Diagnostics agreed to sell, and the investor agreed to purchase the Lucid March 2023 Senior Convertible Note with a face value principal of $11.1 million. Lucid Diagnostics issued the Lucid March 2023 Senior Convertible Note on March 21, 2023 pursuant to the Lucid SPA. The Lucid March 2023 Senior Convertible Note proceeds were $9.925 million after deducting a $1.186 million lender fee and offering costs.

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

Under the Lucid March 2023 Senior Convertible Note, Lucid Diagnostics is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the Lucid March 2023 Senior Convertible Note, Lucid Diagnostics is also subject to financial covenants requiring that (i) the amount of its available cash equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the Lucid SPA, accrued and unpaid interest thereon and accrued and unpaid late charges, as of the last day of any fiscal quarter commencing with September 30, 2023, to (b) Lucid Diagnostics’ average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that Lucid Diagnostics’ market capitalization shall at no time be less than $30 million (the “Lucid Financial Tests”). As of June 30, 2023, Lucid Diagnostics was in compliance with the Lucid Financial Tests. In addition, Lucid Diagnostics presently is in compliance with the Lucid Financial Tests.

Liquidity and Capital Resources - continued

PAVmed Inc. ATM Facility

In December 2021, we entered into an “at-the-market offering” for up to $50 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor. In March 2023, the “at-the-market offering” became subject to General Instruction I.B.6 of Form S-3, which limits sales of our securities under this instruction in any 12-month period to one-third of the aggregate market value of our public float (unless our public float rises to $75 million or more, in which case the instruction will cease to apply). As a result of this limitation and our then-current public float, in May 2023, we amended our “at-the-market offering” to cover up to an additional $18 million of our common stock. In the six months ended June 30, 2023, the Company sold 2,330,747 shares through its at-the-market equity facility for net proceeds of approximately $1.2 million, after payment of 3% commissions.

Lucid Diagnostics Inc. - Committed Equity Facility and ATM Facility

In March 2022, Lucid Diagnostics entered into a committed equity facility with a Cantor affiliate. Under the terms of the committed equity facility, the Cantor affiliate has committed to purchase up to $50 million of Lucid Diagnostics’ common stock from time to time at Lucid Diagnostics’ request. While there are distinct differences, the committed equity facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows Lucid Diagnostics to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of June 30, 2023.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. In the six months ended June 30, 2023, Lucid Diagnostics sold 230,068 shares through its at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions. No shares were sold through Lucid’s at-the-market equity facility during the three months ended June 30, 2023.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgements. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 14, 2023. There have been no material changes to our critical accounting policies and estimates in the six months ended June 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Note 9, Commitment and Contingencies - Legal Proceedings, of the unaudited condensed consolidated financial statements included in this Quarterly Report, for a description of certain material legal proceedings involving the Company, which description is incorporated herein by reference.

In the ordinary course of PAVmed business, particularly as it begins commercialization of its products, the Company may be subject to legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. The Company is not aware of any such pending legal or other proceedings that are reasonably likely to have a material impact on the Company. Notwithstanding, legal proceedings are subject-to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows.

Item 3. Defaults Upon Senior Securities

The information set forth in Part I, Item 2 under the caption “Liquidity and Capital Resources — Securities Purchase Agreement - March 31, 2022 - Senior Secured Convertible Notes - April 4, 2022 and September 8, 2022” is incorporated herein by reference.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

August 14, 2023	By:	/s/ Dennis M McGrath
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

