Form 10-Q
period 2023-09-30
PAVmed Inc.
filed 2023-11-13
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

(917) 813-1828

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 9, 2023, there were 120,759,886 shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan as of such date).

TABLE OF CONTENTS

		Page
	Part I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2023 and December 31, 2022	1
	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2023 and 2022	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2023 and 2022	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and 2022	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 4.	Controls and Procedures	38

	Part II - Other Information

Item 1.	Legal Proceedings	39
Item 5.	Other Information	39
Item 6.	Exhibits	39
	Signature	40
	Exhibit Index	41

i

Part I - Financial Information

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	September 30, 2023	December 31, 2022
Assets:
Current assets:
Cash	$26,408	$39,744
Accounts receivable	36	17
Prepaid expenses, deposits, and other current assets	6,017	4,165
Total current assets	32,461	43,926
Fixed assets, net	1,820	2,451
Operating lease right-of-use assets	4,663	3,037
Intangible assets, net	1,929	3,445
Other assets	1,147	1,121
Total assets	$42,020	$53,980
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,165	$2,704
Accrued expenses and other current liabilities	5,485	3,705
Operating lease liabilities, current portion	1,574	1,141
Senior Secured Convertible Notes - at fair value	44,990	33,650
Derivative liability - at fair value	291	—
Total current liabilities	54,505	41,200
Operating lease liabilities, less current portion	3,343	1,846
Total liabilities	57,848	43,046
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding 1,279,601 at September 30, 2023 and 1,205,759 shares at December 31, 2022	2,916	2,695
Common stock, $0.001 par value. Authorized, 250,000,000 shares; 119,701,959 and 94,510,537 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	120	95
Additional paid-in capital	232,234	216,106
Accumulated deficit	(278,529)	(228,169)
Treasury stock	—	(408)
Total PAVmed Inc. Stockholders’ Equity (Deficit)	(43,259)	(9,681)
Noncontrolling interests	27,431	20,615
Total Stockholders’ Equity (Deficit)	(15,828)	10,934
Total Liabilities and Stockholders’ Equity (Deficit)	$42,020	$53,980

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$791	$76	$1,403	$265
Operating expenses:
Cost of revenue	1,779	1,626	4,809	1,996
Sales and marketing	4,016	4,736	12,893	13,559
General and administrative	6,858	10,374	23,916	31,254
Amortization of acquired intangible assets	505	505	1,516	1,278
Research and development	3,161	6,202	10,681	18,664
Total operating expenses	16,319	23,443	53,815	66,751
Operating loss	(15,528)	(23,367)	(52,412)	(66,486)
Other income (expense):
Interest income	124	54	408	63
Interest expense	(159)	(525)	(570)	(1,049)
Change in fair value - Senior Secured Convertible Notes	(4,392)	261	(5,772)	(1,739)
Loss on issue and offering costs - Senior Secured Convertible Note	—	(1,232)	(1,186)	(4,332)
Debt extinguishments loss - Senior Secured Convertible Notes	(1,764)	(5,123)	(3,032)	(5,123)
Change in fair value - derivative liability	(31)	—	(291)	—
Gain on sale of intellectual property	—	—	1,000	—
Other income (expense), net	(6,222)	(6,565)	(9,443)	(12,180)
Loss before provision for income tax	(21,750)	(29,932)	(61,855)	(78,666)
Provision for income taxes	—	—	—	—
Net loss before noncontrolling interests	(21,750)	(29,932)	(61,855)	(78,666)
Net loss attributable to the noncontrolling interests	4,079	3,806	11,716	10,143
Net loss attributable to PAVmed Inc.	(17,671)	(26,126)	(50,139)	(68,523)
Less: Series B Convertible Preferred Stock dividends earned	(77)	(71)	(226)	(209)
Net loss attributable to PAVmed Inc. common stockholders	$(17,748)	$(26,197)	$(50,365)	$(68,732)
Per share information:
Net loss per share attributable to PAVmed Inc. - basic and diluted	$(0.16)	$(0.29)	$(0.48)	$(0.78)
Net loss per share attributable to PAVmed Inc. common stockholders – basic and diluted	$(0.16)	$(0.29)	$(0.48)	$(0.78)
Weighted average common shares outstanding, basic and diluted	111,941,269	89,758,927	104,516,464	87,724,124

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the THREE MONTHS ENDED September 30, 2023

(in thousands except number of shares and per share data)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - June 30, 2023	1,254,497	$2,841	108,537,994	$109	$226,321	$(260,783)	$—	$30,682	$(830)
Dividends declared - Series B Convertible Preferred Stock	25,104	75	—	—	—	(75)	—	—	—
Conversions - Senior Secured Convertible Note	—	—	10,859,964	10	3,978	—	—	—	3,988
Conversions - majority-owned subsidiary common stock - Senior Secured Convertible Note	—	—	—	—	—	—	—	167	167
Purchase - Employee Stock Purchase Plan	—	—	304,001	1	76	—	—	—	77
Purchase - majority-owned subsidiary common stock - Employee Stock Purchase Plan	—	—	—	—	—	—	—	275	275
Impact of subsidiary equity transactions	—	—	—	—	651	—	—	(651)	—
Stock-based compensation - PAVmed Inc.	—	—	—	—	978	—	—	—	978
Stock-based compensation - majority-owned subsidiary	—	—	—	—	230	—	—	1,037	1,267
Net loss	—	—	—	—	—	(17,671)	—	(4,079)	(21,750)
Balance - September 30, 2023	1,279,601	$2,916	119,701,959	$120	$232,234	$(278,529)	$—	$27,431	$(15,828)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

for the NINE MONTHS ENDED September 30, 2023

(in thousands, except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - December 31, 2022	1,205,759	$2,695	94,510,537	$95	$216,106	$(228,169)	$(408)	$20,615	$10,934
Dividends declared - Series B Convertible Preferred Stock	73,842	221	—	—	—	(221)	—	—	—
Issue common stock - PAVM ATM Facility	—	—	2,330,747	2	1,164	—	—	—	1,166
Vest - restricted stock awards	—	—	100,000	—	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	20,383,445	20	8,388	—	—	—	8,408
Conversions - majority-owned subsidiary common stock - Senior Secured Convertible Note	—	—	—	—	—	—	—	167	167
Purchase - Employee Stock Purchase Plan	—	—	688,384	1	198	—	60	—	259
Purchase - majority-owned subsidiary common stock - Employee Stock Purchase Plan	—	—	—	—	—	—	—	551	551
Issuance - majority-owned subsidiary common stock - At-The-Market Facility, net of financing charges	—	—	—	—	—	—	—	284	284
Impact of subsidiary equity transactions	—	—	—	—	1,984	—	—	(1,984)	—
Issuance - majority-owned subsidiary common stock - Settlement APA-RDx - Termination Payment	—	—	—	—	—	—	—	713	713
Issuance - vendor service agreement	—	—	1,500,000	2	600	—	—	147	749
Issuance - majority-owned subsidiary preferred stock	—	—	—	—	—	—	—	13,625	13,625
Stock-based compensation - PAVmed Inc.	—	—	—	—	3,266	—	—	—	3,266
Stock-based compensation - majority-owned subsidiaries	—	—	—	—	876	—	—	5,029	5,905
Treasury stock	—	—	188,846	—	(348)	—	348	—	—
Net loss	—	—	—	—	—	(50,139)	—	(11,716)	(61,855)
Balance - September 30, 2023	1,279,601	$2,916	119,701,959	$120	$232,234	$(278,529)	$—	$27,431	$(15,828)

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

(in thousands, except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - December 31, 2021	1,113,919	$2,419	86,367,845	$86	$198,071	$(138,910)	$—	$17,752	$79,418
Dividends declared - Series B Convertible Preferred Stock	68,227	205	—	—	—	(205)	—	—	—
Conversions - Series B Convertible Preferred Stock	(45)	—	45	—	—	—	—	—	—
Vest - restricted stock awards	—	—	541,666	—	(1)	—	—	—	(1)
Exercise - Series Z warrants	—	—	5	—	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	5,013,908	5	10,107	—	—	—	10,112
Exercise - stock options	—	—	299,999	1	302	—	—	—	303
Exercise - stock options of majority-owned subsidiary	—	—	—	—	—	—	—	694	694
Purchase - Employee Stock Purchase Plan	—	—	194,240	—	218	—	140	—	358
Purchase - majority-owned subsidiary common stock - Employee Stock Purchase Plan	—	—	—	—	—	—	—	109	109
Issuance - majority-owned subsidiary common stock - Committed Equity Facility, net of financing charges	—	—	—	—	—	—	—	1,767	1,767
Impact of subsidiary equity transactions	—	—	—	—	1,375	—	—	(1,375)	—
Issuance - majority-owned subsidiary common stock - Settlement APA-RDx - Installment Payment	—	—	—	—	—	—	—	427	427
Stock-based compensation - PAVmed Inc.	—	—	—	—	4,206	—	—	—	4,206
Stock-based compensation - majority-owned subsidiaries	—	—	—	—	—	—	—	10,377	10,377
Treasury stock	—	—	(188,846)	—	—	—	(548)	—	(548)
Net Loss	—	—	—	—	—	(68,523)	—	(10,143)	(78,666)
Balance - September 30, 2022	1,182,101	$2,624	92,228,862	$92	$214,278	$(207,638)	$(408)	$19,608	$28,556

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except number of shares and per share data - unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss - before noncontrolling interest (“NCI”)	$(61,855)	$(78,666)

Adjustments to reconcile net loss - before NCI to net cash used in operating activities
Depreciation and amortization expense	2,207	1,731
Stock-based compensation	9,171	14,583
Gain on sale of intellectual property	(1,000)	—
APA-RDx: Issue common stock of majority-owned subsidiary - settle termination payment	713	427
Issue common stock - vendor service agreement	625	—
Change in fair value - Senior Secured Convertible Notes	5,772	1,739
Loss on issue - Senior Secured Convertible Note	1,111	3,523
Debt extinguishment loss - Senior Secured Convertible Note	3,032	5,123
Change in fair value - derivative liability	291	—
Non-cash lease expense	304	82
Changes in operating assets and liabilities:
Accounts receivable	(18)	169
Prepaid expenses, deposits and current and other assets	(1,757)	(563)
Accounts payable	(538)	(981)
Accrued expenses and other current liabilities	1,780	(1,329)
Net cash flows used in operating activities	(40,162)	(54,162)

Cash flows from investing activities
Purchase of equipment	(59)	(1,242)
Proceeds from sale of intellectual property	1,000	—
Asset acquisitions	—	(3,200)
Net cash flows used in investing activities	941	(4,442)

Cash flows from financing activities
Proceeds – issue of preferred stock - majority-owned subsidiary	13,625	—
Proceeds – issue of Senior Secured Convertible Note	10,000	35,227
Proceeds – issue of common stock - At-The-Market Facility	1,166	—
Proceeds – majority-owned subsidiary common stock - Committed Equity Facility and At-The-Market Facility	284	1,807
Proceeds – exercise of stock options	—	302
Proceeds – issue common stock – Employee Stock Purchase Plan	259	358
Proceeds – majority-owned subsidiary common stock – Employee Stock Purchase Plan	551	109
Proceeds – exercise of stock options issued under equity plan of majority owned subsidiary	—	694
Purchase Treasury Stock – payment of employee payroll tax obligation in connection with stock-based compensation	—	(366)
Net cash flows provided by financing activities	25,885	38,131
Net increase (decrease) in cash	(13,336)	(20,473)
Cash, beginning of period	39,744	77,258
Cash, end of period	$26,408	$56,785

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

Liquidity

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, common stock purchase warrants, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company expects to continue to experience recurring losses from operations and will continue to fund its operations with debt and equity financing transactions, including current obligations on the Company’s existing convertible debt which in accordance with management’s plans may include conversions to equity and refinancing our existing debt obligations to extend maturity dates. Notwithstanding, however, with the cash on-hand as of the date hereof and other debt and equity committed sources of financing, conversion and refinancing of existing convertible notes, the Company expects to be able to fund its operations for one year from the date of the issue of the Company’s consolidated financial statements included herein in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023.

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

The consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2023.

All amounts in the accompanying unaudited condensed consolidated financial statements and the notes thereto are presented in thousands of dollars, if not otherwise noted as being presented in millions of dollars, except for shares and per share amounts.

Note 2 — Summary of Significant Accounting Policies - continued

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

Note 3 — Revenue from Contracts with Customers - continued

Revenue Recognized

In the three and nine months ended September 30, 2023, the Company recognized total revenue of $791 and $1,403, respectively, primarily resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the three months ended September 30, 2022 was $76, primarily resulting from the delivery of patient EsoGuard test results. The Company’s revenue for the nine months ended September 30, 2022 was $265, and includes the activity described for the three months ended September 30, 2022, along with the revenue recognized under the EsoGuard Commercialization Agreement, which represented the minimum fixed monthly fee of $100 for the period January 1, 2022 to the February 25, 2022 termination date as discussed above. The monthly fee was deemed to be collectible for such period as RDx has timely paid the applicable respective monthly fee.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the three and nine months ended September 30, 2023, the cost of revenue was $1,779 and $4,809, respectively, and was primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the three months ended September 30, 2022 was $1,626, and was primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the nine months ended September 30, 2022 was $1,996, and includes the activity described for the three months ended September 30, 2022, along with the costs attributable to delivering the services under the EsoGuard Commercialization Agreement for the period January 1, 2022 thru its termination on February 25, 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of Revenue
CWRU – Royalty Fees	$42	$4	$76	$13

General and Administrative Expense
Amended CWRU – License Agreement - reimbursement of patent legal fees	343	—	732	209
Stock-based compensation expense – Physician Inventors’ restricted stock awards	—	275	180	819

Research and Development Expense
Fees - Physician Inventors’ consulting agreements	5	15	15	32
Sponsored research agreement	—	4	—	6
Stock-based compensation expense – Physician Inventors’ stock options	52	52	157	151
Total Related Party Expenses	$442	$350	$1,160	$1,230

As of September 30, 2023, Lucid had an outstanding payable of $820.

Note 4 — Related Party Transactions - continued

See Note 12, Stock-Based Compensation, for information regarding each of the “PAVmed Inc. 2014 Long-Term Incentive Equity Plan” and the separate “Lucid Diagnostics Inc 2018 Long-Term Incentive Equity Plan”; and Note 15, Noncontrolling Interest, for a discussion of Lucid Diagnostics Inc. and the corresponding noncontrolling interests.

Other Related Party Transactions

Effective June 2021, Veris Health entered into a consulting agreement with Andrew Thoreson, M.D. which provides for compensation on a contractual rate per hour for consulting services provided. Dr. Thoreson holds a partial ownership interest in the legal entity which holds a minority interest in Veris Health. Veris Health recognized general and administrative expense of $0 and $25 in the three and nine months ended September 30, 2023, respectively, and $8 and $45 in the three and nine months ended September 30, 2022, respectively, in connection with the consulting agreement.

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

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	September 30, 2023	December 31, 2022
Advanced payments to service providers and suppliers	$432	$599
Prepaid insurance	479	300
Deposits	4,581	3,005
EsoCheck cell collection supplies	190	59
EsoGuard mailer supplies	—	52
Veris Box supplies	335	150
Total prepaid expenses, deposits and other current assets	$6,017	$4,165

Note 7 — Leases

During the nine months ended September 30, 2023, the Company entered into additional lease agreements that have commenced and are classified as operating leases and short-term leases, including for each of: principal corporate offices and additional Lucid Test Centers.

The Company’s future lease payments as of September 30, 2023, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2023 (remainder of year)	$485
2024	1,852
2025	835
2026	787
2027	617
Thereafter	1,319
Total lease payments	$5,895
Less: imputed interest	(978)
Present value of lease liabilities	$4,917

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,080	$763
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,728	$3,753
Weighted-average remaining lease term - operating leases (in years)	4.68	3.08
Weighted-average discount rate - operating leases	7.875%	7.875%

As of September 30, 2023 and December 31, 2022, the Company’s right-of-use assets from operating leases were $4,663 and $3,037, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the Company had outstanding operating lease obligations of $4,917 and $2,987, respectively, of which $1,574 and $1,141, respectively, are reported in operating lease liabilities, current portion and $3,343 and $1,846, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

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

Note 8 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	September 30, 2023	December 31, 2022
Defensive asset	60 months	$2,105	$2,105
Laboratory licenses and certifications and laboratory information management software	24 months	3,200	3,200
Other	1 year	70	70
Total Intangible assets		5,375	5,375
Less Accumulated Amortization		(3,446)	(1,930)
Intangible Assets, net		$1,929	$3,445

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

Amortization expense of the intangible assets discussed above was $505 and $505 for the three month periods ended September 30, 2023 and 2022, respectively, and $1,516 and $1,278 for the nine month periods ended September 30, 2023 and 2022, respectively, and is included in amortization of acquired intangible assets in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2023, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2023 (remainder of year)	$505
2024	688
2025	421
2026	315
Total	$1,929

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

Note 10 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
September 30, 2023
Senior Secured Convertible Note - April 2022	$—	$—	$19,400	$19,400
Senior Secured Convertible Note - September 2022	—	—	11,100	11,100
Lucid Senior Secured Convertible Note - March 2023	—	—	14,490	14,490
Derivative liability	—	—	291	291
Totals	$—	$—	$45,281	$45,281

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2022
Senior Secured Convertible Note - April 2022	$—	$—	$22,000	$22,000
Senior Secured Convertible Note - September 2022	—	—	11,650	11,650
Totals	$—	$—	$33,650	$33,650

[1]	There were no transfers between the respective Levels during the period ended September 30, 2023.

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

The estimated fair value of the Lucid March 2023 Senior Convertible Note as of each of March 21, 2023 and September 30, 2023, and the estimated fair value of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note as of September 30, 2023, were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	April 2022 Senior Convertible Note: September 30, 2023	September 2022 Senior Convertible Note: September 30, 2023	Lucid March 2023 Senior Convertible Note: March 21, 2023	Lucid March 2023 Senior Convertible Note: September 30, 2023
Fair Value	$19,400	$11,100	$11,900	$14,490
Face value principal payable	$17,602	$10,043	$11,111	$11,019
Required rate of return	11.350%	11.300%	11.00%	11.10%
Conversion Price	$5.00	$5.00	$5.00	$5.00
Value of common stock	$0.30	$0.30	$1.54	$1.17
Expected term (years)	0.51	0.94	2.00	1.47
Volatility	240.00%	240.00%	75.00%	65.00%
Risk free rate	5.40%	5.32%	4.09%	5.13%
Dividend yield	—%	—%	—%	—%

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

The contingent additional contractual consideration obligation is deemed to be a separate unit-of-account, in the form of a written protective put, and recognized as a derivative liability measured at estimated fair value. The derivative liability had an initial May 31, 2023 estimated fair value of approximately $262 which was recognized as an initial period charge classified in other income (expense) in the accompanying (unaudited) condensed consolidated statement of operations. Further, such recognized derivative liability is further remeasured at estimated fair value as of each quarterly reporting period date, with changes in the estimated fair value recognized as current period other income (expense), with such remeasurement recognized through the date of the final determination and settlement or extinguishment of the contingent additional contractual consideration obligation, if any. In this regard, as of September 30, 2023, the remeasured estimated fair value was approximately $291, with the change in the estimated fair value recognized as other income (expense).

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

	As of: May 31, 2023	As of: September 30, 2023
Fair Value	$262	$291
Contractual minimum effective conversion price	$0.50	$0.50
Price per share	$0.40	$0.30
Remaining expected term (years)	0.50	0.17
Volatility	160.00%	240.00%
Risk free rate	5.30%	5.40%
Dividend yield	—%	—%

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

Note 11 — Debt

The fair value and face value principal outstanding of the Senior Convertible Notes as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2024	7.875%	$5.00	$17,602	$19,400
September 2022 Senior Convertible Note	September 6, 2024	7.875%	$5.00	$10,043	$11,100
Lucid March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	$11,019	$14,490
Balance as of September 30, 2023				$38,664	$44,990

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2024	7.875%	$5.00	$21,497	$22,000
September 2022 Senior Convertible Note	September 6, 2024	7.875%	$5.00	$11,250	$11,650
Balance as of December 31, 2022				$32,747	$33,650

The changes in the fair value of debt during the three and nine months ended September 30, 2023 is as follows:

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - June 30, 2023	$19,530	$11,850	$11,610	$42,990	$—
Installment repayments – common stock	(952)	(1,207)	(92)	(2,251)	—
Non-installment payments – common stock	(41)	(51)	(49)	(141)	—
Change in fair value	863	508	3,021	4,392	(4,392)
Fair Value at September 30, 2023	$19,400	$11,100	$14,490	$44,990
Other Income (Expense) - Change in fair value – three months ended September 30, 2023					$(4,392)

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - December 31, 2022	$22,000	$11,650	$—	$33,650	$—
Face value principal – issue date	—	—	11,111	11,111	—
Fair value adjustment – issue date	—	—	789	789	(789)
Installment repayments – common stock	(3,895)	(1,207)	(92)	(5,194)	—
Non-installment payments – common stock	(249)	(51)	(49)	(349)	—
Change in fair value	1,544	708	2,731	4,983	(4,983)
Fair Value at September 30, 2023	$19,400	$11,100	$14,490	$44,990
Other Income (Expense) - Change in fair value – nine months ended September 30, 2023					$(5,772)

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

The Company is subject to financial covenants requiring: (i) a minimum of $8.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, to not exceed 30% (the “Debt to Market Cap Ratio Test”); and (iii) the Company’s market capitalization to at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). From time to time from and after June 1, 2023 through August 14, 2023, the Company was not in compliance with the Financial Tests. As of August 14, 2023, the Investor agreed to waive any such non-compliance during such time period and thereafter through November 30, 2023.

In the nine months ended September 30, 2023, approximately $5,102 of principal repayments along with approximately $300 of interest expense thereon, were settled through the issuance of 20,383,445 shares of common stock of the Company, with such shares having a fair value of approximately $8,408 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in a debt extinguishment loss of $1,738 and $3,006 in the three and nine months ended September 30, 2023.

Lucid Diagnostics - Senior Secured Convertible Note

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

During the period from March 21, 2023 to September 20, 2023, Lucid is required to pay interest expense only (on the $11.1 million face value principal), at 7.875% per annum, computed on a 360 day year. Lucid paid in cash interest expense of $148 and $391 for the three and nine months ended September 30, 2023.

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

In the nine months ended September 30, 2023, approximately $92 of principal repayments along with approximately $48 of interest expense thereon, were settled through the issuance of 115,388 shares of common stock of Lucid, with such shares having a fair value of approximately $166 (with such fair value measured as the respective conversion date quoted closing price of the common stock of Lucid). The conversions resulted in a debt extinguishment loss of $26 in the three and nine months ended September 30, 2023.

During the three and nine months ended September 30, 2023, the Company recognized debt extinguishment losses in total of approximately $1,764 and $3,032, in connection with issuing common stock for principal repayments on convertible debt mentioned above. During the three and nine months ended September 30, 2022, the Company recognized debt extinguishment losses in total of approximately $5,123, in connection with issuing common stock for principal repayments on convertible debt mentioned above.

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

A total of 21,052,807 shares of common stock of PAVmed are reserved for issuance under the PAVmed 2014 Equity Plan, with 1,570,086 shares available for grant as of September 30, 2023. The share reservation is not diminished by a total of 600,854 PAVmed Inc. stock options and restricted stock awards granted outside the PAVmed 2014 Equity Plan as of September 30, 2023. In January 2023, the number of shares available for grant was increased by 4,700,000 in accordance with the evergreen provisions of the plan.

Note 12 — Stock-Based Compensation - continued

PAVmed Stock Options

PAVmed stock options granted under the PAVmed 2014 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2022	11,568,655	$2.71	7.4	$—
Granted(1)	7,455,000	$0.47
Exercised	—	$—
Forfeited	(1,944,170)	$1.75
Outstanding stock options at September 30, 2023(3)	17,079,485	$1.85	7.5	$—
Vested and exercisable stock options at September 30, 2023	8,379,277	$2.89	5.9	$—

(1)	Stock options granted under the PAVmed 2014 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the PAVmed common stock on each of September 30, 2023 and December 31, 2022 and the exercise price of the underlying PAVmed stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above, are inclusive of 500,854 stock options granted outside the PAVmed 2014 Equity Plan, as of September 30, 2023 and December 31, 2022.

Subsequent to September 30, 2023, on November 7, 2023, the company granted to employees 775,000 stock options under the PAVmed Inc 2014 Equity Plan with a weighted average exercise price of $0.28 for which will generally vest one-third after one year then ratably over the next eight quarters.

PAVmed Restricted Stock Awards

PAVmed restricted stock awards granted under the PAVmed 2014 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2022(1)	975,000	$3.05
Granted	182,927	0.39
Vested	(100,000)	3.10
Forfeited	—	—
Unvested restricted stock awards as of September 30, 2023	1,057,927	$2.58

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 100,000 restricted stock awards granted outside the PAVmed 2014 Equity Plan as of December 31, 2022. These 100,000 restricted stock awards were fully vested during the period ended September 30, 2023.

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

A total of 11,644,000 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 3,929,301 shares available for grant as of September 30, 2023. The share reservation is not diminished by a total of 423,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of September 30, 2023. In January 2023, the number of shares available for grant was increased by 2,500,000 in accordance with the evergreen provisions of the plan.

Note 12 — Stock-Based Compensation - continued

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2022	2,565,377	$3.14	8.3	$428
Granted(1)	2,982,500	$1.32
Exercised	—	$—
Forfeited	(590,662)	$2.70
Outstanding stock options at September 30, 2023(3)	4,957,215	$2.10	8.6	$347
Vested and exercisable stock options at September 30, 2023	1,439,442	$2.77	7.0	$347

(1)	Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of September 30, 2023 and December 31, 2022 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above, are inclusive of 423,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of September 30, 2023 and December 31, 2022.

Subsequent to September 30, 2023, on November 6, 2023, the company granted to employees 500,000 stock options under the Lucid Diagnostics Inc 2018 Equity Plan with a weighted average exercise price of $1.29 for which will generally vest one-third after one year then ratably over the next eight quarters.

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2022(1)	2,091,420	$11.44
Granted	—	—
Vested	(303,980)	11.95
Forfeited	—	—
Unvested restricted stock awards as of September 30, 2023	1,787,440	$11.36

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan as of December 31, 2022. These 50,000 restricted stock awards were fully vested during the period ended September 30, 2023.

Subsequent to September 30, 2023, on November 6, 2023, 550,000 restricted stock awards were granted under the Lucid Diagnostics Inc 2018 Equity Plan, with such restricted stock awards vesting one third each year for the next three years with the final vesting date on November 6, 2026, and an aggregate grant date fair value of approximately $0.7 million, measured as the grant date closing price of Lucid Diagnostics Inc. common stock, with such aggregate estimated fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

Consolidated Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized by each of PAVmed and Lucid Diagnostics for both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$32	$9	$86	$9
Sales and marketing expenses	403	643	1,302	1,859
General and administrative expenses	1,499	3,854	6,761	12,016
Research and development expenses	311	258	1,022	699
Total stock-based compensation expense	$2,245	$4,764	$9,171	$14,583

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$16	$9	$44	$9
Lucid Diagnostics 2018 Equity Plan – sales and marketing	228	253	697	733
Lucid Diagnostics 2018 Equity Plan – general and administrative	721	2,990	4,069	9,504
Lucid Diagnostics 2018 Equity Plan – research and development	67	28	204	125
PAVmed 2014 Equity Plan - cost of revenue	10	—	26	—
PAVmed 2014 Equity Plan - sales and marketing	106	161	359	497
PAVmed 2014 Equity Plan - general and administrative	7	78	170	224
PAVmed 2014 Equity Plan - research and development	97	52	290	159
Total stock-based compensation expense – recognized by Lucid Diagnostics	$1,252	$3,571	$5,859	$11,251

The consolidated unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
PAVmed 2014 Equity Plan
Stock Options	$4,736	2.0
Restricted Stock Awards	$316	1.4

Lucid Diagnostics 2018 Equity Plan
Stock Options	$3,620	2.1
Restricted Stock Awards	$633	1.0

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.35 per share and $1.08 per share during the periods ended September 30, 2023 and 2022, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected term of stock options (in years)	5.7	5.8
Expected stock price volatility	88%	86%
Risk free interest rate	3.7%	2.9%
Expected dividend yield	—%	—%

Note 12 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.88 per share and $1.61 per share during the periods ended September 30, 2023 and 2022, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected term of stock options (in years)	5.6	5.8
Expected stock price volatility	75%	72%
Risk free interest rate	3.7%	3.2%
Expected dividend yield	—%	—%

PAVmed Inc. Employee Stock Purchase Plan (“PAVmed ESPP”)

A total of 573,229 shares and 194,240 shares of common stock of the Company were purchased for proceeds of approximately $182 and $218, on March 31, 2023 and 2022, respectively, under the PAVmed ESPP. A total of 304,001 shares and 191,698 shares of common stock of the Company were purchased for proceeds of approximately $76 and $140, on September 30, 2023 and 2022, respectively, under the PAVmed ESPP. The March 31, 2023 purchase was partially settled through the redeployment of 188,846 shares of treasury stock. The September 30, 2022 purchase was settled through the redeployment of treasury stock. The PAVmed ESPP has a total reserve of 2,000,000 shares of common stock of PAVmed of which 112,913 shares are available for issue as of September 30, 2023. In January 2023, the number of shares available-for-issue was increased by 250,000 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Inc. Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 231,987 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $276 on March 31, 2023 under the Lucid ESPP. A total of 276,213 and 84,030 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $275 and $109 on September 30, 2023 and 2022, respectively, under the Lucid ESPP.The Lucid ESPP has a total reserve of 1,000,000 shares of common stock of Lucid Diagnostics of which 407,770 shares are available-for-issue as of September 30, 2023. In January 2023, the number of shares available for issue was increased by 500,000 in accordance with the evergreen provisions of the plan.

Note 13 — Preferred Stock

As of September 30, 2023 and December 31, 2022, there were 1,279,601 and 1,205,759 shares of PAVmed Series B Convertible Preferred Stock, classified in permanent equity, issued and outstanding, respectively.

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

Series B Convertible Preferred Stock Dividends Earned

The Series B Convertible Preferred Stock dividends earned are included in the calculation of basic and diluted net loss attributable to PAVmed common stockholders for each of the respective corresponding periods presented in the accompanying unaudited condensed consolidated statement of operations, inclusive of $77 and $226 of such dividends earned in the three and nine months ended September 30, 2023, respectively; and $71 and $209 of such dividends earned in the three and nine months ended September 30, 2022, respectively.

Series B Convertible Preferred Stock Dividends Declared

In the nine months ended September 30, 2023, the Company’s board-of-directors declared Series B Convertible Preferred Stock dividends of an aggregate of $221, inclusive of $72 earned as of December 31, 2022; and $74 earned as of March 31, 2023; and $75 earned as of June 30, 2023; with such dividends settled by the issue of an aggregate 73,842 additional shares of Series B Convertible Preferred Stock, inclusive of 24,128 shares issued with respect to the dividends earned as of December 31, 2022; and 24,610 shares issued with respect to the dividends earned as of March 31, 2023; and 25,104 shares issued with respect to the dividends earned as of June 30, 2023.

Note 13 — Preferred Stock - continued

In the nine months ended September 30, 2022, the Company’s board-of-directors declared Series B Convertible Preferred Stock dividends of an aggregate of $205, inclusive of: $67 earned as of December 31, 2021; and $68 earned as of March 31, 2022; and $70 earned as of June 30, 2022; with such dividends settled by the issue of an aggregate 68,227 additional shares of Series B Convertible Preferred Stock, inclusive of 22,291 shares issued with respect to the dividends earned as of December 31, 2021; and 22,740 shares issued with respect to the dividends earned as of March 31, 2022; and 23,196 shares issued with respect to the dividends earned as of June 30, 2022.

Subsequent to September 30, 2023, in October 2023, the Company’s board of directors declared a Series B Convertible Preferred Stock dividend, earned as of September 30, 2023, of $77, to be settled by the issue of 25,612 additional shares of Series B Convertible Preferred Stock.

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

As discussed above in Note 10, Financial Instruments Fair Value Measurements, a total of 1,500,000 shares of PAVmed common stock was issued to a service provider as the consideration for the services rendered under the May 31, 2023 R&D Agreement. The issued shares of common stock had a fair value of approximately $602 (with such fair value measured using the quoted closing price of the common stock of the Company on the effective date of the respective underlying agreement). The issued shares of common stock are nonrefundable. As the service provider has substantially rendered the services under the May 31, 2023 R&D Agreement as of September 30, 2023, the estimated fair value of the issued shares was recognized as a research and development expense in the accompanying (unaudited) condensed consolidated statement of operations for the three and nine months ended September 30, 2023. See Note 10, Financial Instruments Fair Value Measurements, for a further discussion of the May 31, 2023 R&D Agreement, including the contingent additional contractual consideration obligation.

During the nine months ended September 30, 2023 a total of 877,230 shares of common stock of the Company were issued under the PAVmed ESPP. See Note 12, Stock-Based Compensation, for a discussion of each of the PAVmed 2014 Equity Plan and the PAVmed ESPP.

In the nine months ended September 30, 2023, 20,383,445 shares of the Company’s common stock were issued upon conversion, at the election of the holder, of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note, for $5,102 face value principal repayments, as discussed in Note 11, Debt.

In the nine months ended September 30, 2023, the Company sold 2,330,747 shares through their at-the-market equity facility for net proceeds of approximately $1,165, after payment of 3% commissions.

Common Stock Purchase Warrants

As of September 30, 2023 and December 31, 2022, Series Z Warrants outstanding totaled 11,937,450. The Series Z Warrants are exercisable to purchase one share of common stock of the Company at an exercise price of $1.60 per share, and expire April 30, 2024. There were no Series Z Warrants exercised during the nine months ended September 30, 2023.

Note 15 — Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is summarized for the periods indicated as follows:

NCI – equity – December 31, 2022	$20,615
Net loss attributable to NCI	(11,716)
Impact of subsidiary equity transactions	(1,984)
Lucid Diagnostics Inc. proceeds from issuance of preferred stock	13,625
Lucid Diagnostics Inc. proceeds from At-The-Market Facilities, net of deferred financing charges	284
Lucid Diagnostics Inc. issuance of common stock for settlement of APA-RDx installment and termination payment	713
Lucid Diagnostics Inc. issuance of common stock for settlement of vendor service agreement	147
Lucid Diagnostics Inc. Employee Stock Purchase Plan Purchase	551
Conversion of Lucid Diagnostics Inc. common stock for Senior Secured Convertible Debt	167
Stock-based compensation expense - Lucid Diagnostics Inc. 2018 Equity Plan	5,014
Stock-based compensation expense - Veris Health Inc. 2021 Equity Plan	15
NCI – equity – September 30, 2023	$27,431

The consolidated NCI presented above is with respect to the Company’s consolidated majority-owned subsidiaries as a component of consolidated total stockholders’ equity as of September 30, 2023 and December 31, 2022; and the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations for the periods beginning on the acquisition date of the respective majority-owned subsidiaries.

Lucid Diagnostics

As of September 30, 2023, there were 42,329,864 shares of common stock of Lucid Diagnostics issued and outstanding, of which, PAVmed holds 31,302,420 shares, representing a majority ownership equity interest and PAVmed has a controlling financial interest in Lucid Diagnostics, and accordingly, Lucid Diagnostics is a consolidated majority-owned subsidiary of PAVmed.

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

In November 2022, Lucid Diagnostics entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor Fitzgerald & Co. In the nine months ended September 30, 2023, Lucid Diagnostics sold 230,068 shares through their at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions. No shares were sold through Lucid’s at-the-market equity facility during the three months ended September 30, 2023.

Subsequent to September 30, 2023, on October 17, 2023, Lucid issued 5,000 shares of newly designated Lucid Series A-1 Convertible Preferred Stock (the “Lucid Series A-1 Preferred Stock”). The terms of the Lucid Series A-1 Preferred Stock are substantially identical to the terms of the Lucid Series A Preferred Stock, except that the Lucid Series A-1 Preferred Stock has a conversion price of $1.2592. The aggregate gross proceeds from the sale of shares in such offering were $5.0 million.

Veris Health

As of September 30, 2023, there were 8,000,000 shares of common stock of Veris Health issued and outstanding, of which PAVmed holds an 80.44% majority-interest ownership and PAVmed has a controlling financial interest, with the remaining 19.56% minority-interest ownership held by an unrelated third-party. Accordingly, Veris Health is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the accompanying unaudited condensed consolidated balance sheets.

Note 16 — Net Loss Per Share

The Net loss per share - attributable to PAVmed Inc. - basic and diluted and Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted - for the respective periods indicated - is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss - before noncontrolling interest	$(21,750)	$(29,932)	$(61,855)	$(78,666)
Net loss attributable to noncontrolling interest	4,079	3,806	11,716	10,143
Net loss - as reported, attributable to PAVmed Inc.	$(17,671)	$(26,126)	$(50,139)	$(68,523)

Series B Convertible Preferred Stock dividends – earned	$(77)	$(71)	$(226)	$(209)

Net loss attributable to PAVmed Inc. common stockholders	$(17,748)	$(26,197)	$(50,365)	$(68,732)

Denominator
Weighted average common shares outstanding, basic and diluted	111,941,269	89,758,927	104,516,464	87,724,124

Net loss per share
Basic and diluted
Net loss - as reported, attributable to PAVmed Inc.	$(0.16)	$(0.29)	$(0.48)	$(0.78)
Net loss attributable to PAVmed Inc. common stockholders	$(0.16)	$(0.29)	$(0.48)	$(0.78)

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

Basic weighted-average number of shares of common stock outstanding for the periods ended September 30, 2023 and 2022 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	September 30,
	2023	2022
Stock options and restricted stock awards	18,137,412	12,586,571
Series Z Warrants	11,937,450	11,937,450
Series B Convertible Preferred Stock	1,279,601	1,182,101
Total	31,354,463	25,706,122

The total stock options and restricted stock awards are inclusive of 500,854 stock options as of September 30, 2023 and 2022; and 100,000 restricted stock awards as of September 30, 2022 granted outside the PAVmed 2014 Equity Plan. These 100,000 restricted stock awards were fully vested during the period ended September 30, 2023.

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

Unless the context otherwise requires, (i) “we”, “us”, and “our”, and the “Company” and “PAVmed” refer to PAVmed Inc. and its subsidiaries, including its majority-owned subsidiary Lucid Diagnostics Inc. (“Lucid Diagnostics” or “Lucid”) and its majority-owned subsidiary Veris Health Inc. (“Veris Health” or “Veris”), (ii) “FDA” refers to the Food and Drug Administration, (iii) “510(k)” refers to a premarket notification, submitted to the FDA by a manufacturer pursuant to § 510(k) of the Food, Drug and Cosmetic Act and 21 CFR § 807 subpart E, (iv) “CLIA” refers to the Clinical Laboratory Improvement Amendments of 1988 and associated regulations set forth in 42 CFR § 493, and (v) “LDT” refers to a diagnostic test, defined by the FDA as “an IVD that is intended for clinical use and designed, manufactured and used within a single laboratory,” which is generally subject only to self-certification of analytical validity under the CMS CLIA program.

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

Important factors that may affect our actual results include:

●	our limited operating history;
●	our financial performance, including our ability to generate revenue;
●	our ability to obtain regulatory approval for the commercialization of our products;
●	the risk that the FDA will cease to exercise enforcement discretion with respect to LDTs, like EsoGuard;
●	the ability of our products to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our potential ability to obtain additional financing when and if needed;
●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions;
●	our ability to manage growth and integrate acquired operations;
●	the potential liquidity and trading of our securities;
●	our regulatory and operational risks;
●	cybersecurity risks;
●	risks related to the COVID-19 pandemic and other health-related emergencies; and
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Status of Lucid Clinical Trials and Publications

Lucid continues to accelerate its collection and publication of clinical utility data through a range of trials. These efforts include an investigator-initiated, retrospective analysis of prospectively collected data on San Antonio firefighters who underwent testing as part of a community-sponsored cancer awareness event described below; a virtual-patient randomized controlled trial with intended recruitment of at least 100 physician participants; a Lucid-sponsored multi-center, prospective, observational study with 500 patients; and two Lucid-sponsored registries, in which Lucid collects real-world clinical utility and clinical validity data on EsoGuard Esophageal DNA testing for the detection of esophageal precancer in two distinct populations.

With regard to the two registries, the Prospective REView of Esophageal Precancer DetectioN in AT-Risk Patients (PREVENT) Registry collects data on EsoGuard testing in the commercial increased-risk population, while the PREVENT-Fire Fighters (PREVENT-FF) Registry focuses exclusively on increased-risk firefighters. Complete data for the San Antonio firefighter study has been accepted for peer review publication in Journal of Gastrointestinal & Digestive System (ISSN: 2161-069X). Combined early interim results from the PREVENT and PREVENT-FF registries focusing on provider decision impact has also been accepted for peer review publication in Journal of Gastroenterology & Digestive Systems (ISSN: 2640-7477).

Interim results for the Lucid-sponsored observational study have been posted in preprint on medRxiv and are undergoing journal peer review. Enrollment for the Lucid-sponsored observational study is expected to be completed by the end of the year. Similarly, results for the Lucid-sponsored virtual-patient study are expected to be ready for analysis before the end of 2023.

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

Since then, additional testing events have been hosted with the SAFD, and similar events have been held with fire departments throughout the country. These events are ongoing and are an extension of Lucid’s satellite Lucid Test Center (“sLTC”) program, which brings Lucid precancer testing directly to patients—at their physician’s office and now at testing day events.

Launch of Direct Contracting Strategic Initiative

In March 2023, Lucid launched a Direct Contracting Strategic Initiative (“DCSI”) to engage directly with large Administrative Services Only (“ASO”) self-insured employers, unions and other entities, seeking to replicate the successes of other diagnostic companies that have deployed similar strategies. In August 2023, the company announced it had contracted with the Ancira Automotive Group as a result of this initiative, providing access to esophageal precancer testing for its employees at all 12 San Antonio locations.

Business - continued

New Revenue Cycle Management Provider

In May 2023, Lucid began to transition claims submission responsibility to a new revenue cycle management provider that offered more robust capabilities for, among other things, claims processing and appeals. The provider upgrade has been completed and claim submissions resumed in June 2023. Since completing the transition, the upgrade has continued to demonstrate an improvement in speed of collections, turnaround time to claim submission, percentage of claims paid, and actionable data for appeals.

Lucid Personnel Update

Effective on November 6, 2023, the Lucid board of directors appointed Shaun M. O’Neil as the President of Lucid. Mr. O’Neil, who is 41 years old, also continues to serve as the Chief Operating Officer of PAVmed and as the Chief Operating Officer of Lucid. For additional biographical information about Mr. O’Neil, please refer to PAVmed’s definitive proxy statement on Schedule 14A filed on May 1, 2023, which information is incorporated herein by reference. Other than in connection with his service as an officer of PAVmed and Lucid, Mr. O’Neil has not engaged in any transactions with PAVmed that are required to be reported pursuant to Item 404(a) of Regulation S-K.

Veris Health Commercialization Update

In December 2022 Veris Health, PAVmed’s digital health subsidiary, commercially launched its Veris Cancer Care Platform by executing its first commercial contract with New Jersey Cancer Care, PA (“NJCC”), an oncology practice and member of the prestigious Quality Cancer Care Alliance. In February 2023, the Veris Cancer Care Platform went live following successful onboarding of the first cohort of cancer patients and their clinicians at NJCC. Enrolled patients received a VerisBox and began connecting their Bluetooth-enabled health care devices to transmit real-time physiologic data to the cloud-based Veris Cancer Care Platform clinician portal. The patients also began reporting symptoms and quality-of-life parameters through the Veris Cancer Care Platform patient smartphone app, which is now available for patients on the Apple App Store and Google Play. The cloud-based clinician portal was concurrently integrated into the oncology practice and the cancer care team began using it to review physiologic and clinical data and other remote patient monitoring (“RPM”) services. Since the Veris Cancer Care Platform went “live” in February, Veris added two additional accounts, expanding utilization of the product to a total of six locations across three oncology practices while continuing to seek to build a pipeline of prospective customers.

Under the leadership of its new President, Veris is actively restructuring and expanding its commercial team seeking to accelerate patient enrollment and subscription revenue, while also launching two strategic initiatives which expand its long-term commercial potential. These include:

●	Building a Biopharma Companion Digital Platform module to extend the Veris Cancer Care Platform as a companion solution for biopharmaceutical companies developing novel cancer therapeutics. The module will provide these companies with a long-term patient monitoring solution tightly linked to their cancer therapeutic—from clinical-stage through full commercialization. This includes support for clinical trials and post-marketing surveillance to enhance safety by reducing adverse events, expedite regulatory filings, lower regulatory hurdles, and accelerate speed to market. The business model seeks to replicate the widespread success of companion diagnostics tightly linked to therapeutics.

●	Upgrading the Veris Cancer Care Platform from an FDA-designated Medical Device Data System (“MDDS”), limited to displaying medical data for clinicians without modification, to a Software-as-a-Medical-Device (“SaMD”). As a SaMD, the platform will have unlimited potential to grow into a full-bore clinical decision support tool that includes threshold alarms for faster provider response, analytical algorithms for effective triage, and digital biomarkers based on artificial intelligence and machine learning that will provide a risk assessment for cancer patients. The first step will be to incorporate the key features in the next generation product and initiate validation testing to support FDA 510(k) submission as a SaMD next year.

Veris also has continued to make progress toward regulatory submission of its implantable cardiac and physiologic monitor, The device, which is designed to be implanted in conjunction with a vascular access port, is targeted for FDA submission and commercial launch in 2024 and will further the power of the Veris Cancer Care Platform by better assuring patient compliance with RPM data reporting requirements. Veris recently completed an animal study which demonstrated intended device performance, consistent with its design and clinical specifications, over an extended implant period and pre-submission meetings seeking feedback on various design features have been ongoing.

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

Financing

Lucid Diagnostics - Series A Preferred Stock Offering

On March 7, 2023, Lucid sold 13,625 shares of newly designated Lucid Series A Convertible Preferred Stock (the “Lucid Series A Preferred Stock”), solely to accredited investors. Each share of the Lucid Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The Lucid Series A Preferred Stock is convertible into shares of Lucid’s common stock at any time at the option of the holder from and after the six-month anniversary of its issuance (or, if later, the effective date of an increase in Lucid Diagnostics’ authorized share capital or the effective date of a registration statement covering the resale of the underlying shares), and automatically converts into shares of Lucid’s common stock on the second anniversary of its issuance. The terms of the Lucid Series A Preferred Stock also include a preference on liquidation and a right to receive dividends equal to 20% of the number of shares of Lucid common stock into which such Lucid Series A Preferred Stock is convertible, payable on each of the one-year and two-year anniversary of the issuance date. The Lucid Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Lucid Series A Preferred Stock. The sale of the Lucid Series A Preferred Stock generated $13.625 million in aggregate gross proceeds.

Lucid Diagnostics - Series A-1 Preferred Stock Offering

On October 17, 2023, Lucid sold 5,000 shares of Lucid Series A-1 Convertible Preferred Stock (the “Lucid Series A-1 Preferred Stock”), solely to accredited investors. The terms of the Lucid Series A-1 Preferred Stock are substantially identical to the terms of the Lucid Series A Preferred Stock, except that the Lucid Series A-1 Preferred Stock has a conversion price of $1.2592. The sale of the Lucid Series A-1 Preferred Stock generated $5.0 million in aggregate gross proceeds.

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

The Lucid March 2023 Senior Convertible Note has a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of Lucid Diagnostics’ common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of the two-year anniversary of the date of issuance. The principal of the Lucid March 2023 Senior Convertible Note and accrued interest thereon is convertible at the option of the holder into Lucid Diagnostics’ common stock at the contractual conversion price. In addition, the principal of the Lucid March 2023 Senior Convertible Note amortizes over 18 months commencing six months after its issuance. The amortization payments and accrued interest on the Lucid March 2023 Senior Convertible Note are payable in shares of Lucid Diagnostics’ common stock (subject to the satisfaction of certain customary equity conditions and except for interest payable prior to September 21, 2023), at prices based on the then current market price.

PAVmed Inc. ATM Facility

In December 2021, we entered into an “at-the-market offering” for up to $50 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor. In March 2023, the “at-the-market offering” became subject to General Instruction I.B.6 of Form S-3, which limits sales of our securities under this instruction in any 12-month period to one-third of the aggregate market value of our public float (unless our public float rises to $75 million or more, in which case the instruction will cease to apply). As a result of this limitation and our then-current public float, in May 2023, we amended our “at-the-market offering” to cover up to an additional $18 million of our common stock. In the nine months ended September 30, 2023, the Company sold 2,330,747 shares through its at-the-market equity facility for net proceeds of approximately $1.2 million, after payment of 3% commissions. No shares were sold through the Company’s at-the-market equity facility during the three months ended September 30, 2023.

Lucid Diagnostics Inc. - Committed Equity Facility and ATM Facility

In March 2022, Lucid Diagnostics entered into a committed equity facility with a Cantor affiliate. Under the terms of the committed equity facility, the Cantor affiliate has committed to purchase up to $50 million of Lucid Diagnostics’ common stock from time to time at Lucid Diagnostics’ request. While there are distinct differences, the committed equity facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows Lucid Diagnostics to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of September 30, 2023. No shares were sold through this facility during the three months ended September 30, 2023.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. In the nine months ended September 30, 2023, Lucid Diagnostics sold 230,068 shares through its at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions. No shares were sold through Lucid’s at-the-market equity facility during the three months ended September 30, 2023.

Results of Operations

Overview

Revenue

The Company recognized revenue resulting from the delivery of patient EsoGuard test results when the Company considered the collection of such consideration to be probable to the extent that it is unconstrained. Additionally, in the three months ended March 31, 2022, revenue was recognized with respect to the EsoGuard Commercialization Agreement, dated August 1, 2021, between the Lucid Diagnostics and ResearchDx Inc. (“RDx”), a CLIA certified commercial laboratory service provider. On February 25, 2022, the EsoGuard Commercialization Agreement was terminated upon Lucid’s acquisition, pursuant to the APA-RDx, of certain assets necessary to operate its own CLIA certified laboratory. For a fuller description of the APA-RDx, see Note 5, Asset Purchase Agreement and Management Services Agreement, to our accompanying unaudited condensed consolidated financial statements.

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

The three months ended September 30, 2023 as compared to three months ended September 30, 2022

Revenue

In the three months ended September 30, 2023, revenue was $0.8 million as compared to $0.1 million for the corresponding period in the prior year. The $0.7 million increase principally relates to the increase in volume of our EsoGuard Esophageal DNA Tests performed in our own CLIA laboratory for the period and the consideration received for the performance of the EsoGuard Esophageal DNA Tests.

Cost of revenue

In the three months ended September 30, 2023, cost of revenue was approximately $1.8 million as compared to $1.6 million for the corresponding period in the prior year. The $0.2 million increase principally related to:

●	approximately $0.4 million increase in compensation costs at Lucid and Veris;
●	approximately $0.3 million decrease in laboratory facility and operations costs; and
●	approximately $0.1 million increase in EsoCheck and EsoGuard supplies costs.

Sales and marketing expenses

In the three months ended September 30, 2023, sales and marketing costs were approximately $4.0 million as compared to $4.7 million for the corresponding period in the prior year. The net decrease of $0.7 million was principally related to:

●	approximately $0.3 million decrease related to a reduction of third party marketing and corporate information technology expenses;
●	approximately $0.2 million decrease in stock based compensation from RSA and stock option grants to Lucid and PAVmed employees and non-employees; and
●	approximately $0.2 million decrease in compensation costs primarily related to a reduction in headcount in the first quarter of 2023. This decrease is inclusive of an increase in compensation related costs at Lucid.

General and administrative expenses

In the three months ended September 30, 2023, general and administrative costs were approximately $6.9 million as compared to $10.4 million for the corresponding period in the prior year. The net decrease of $3.5 million was principally related to:

●	approximately $2.4 million decrease in stock based compensation from RSA and stock option grants to Lucid and PAVmed employees and non-employees; and
●	approximately $1.1 million decrease in third-party professional fees and expenses related to legal services and professional recruiting services.

Research and development expenses

In the three months ended September 30, 2023, research and development costs were approximately $3.2 million as compared to $6.2 million for the corresponding period in the prior year. The net decrease of $3.0 million was principally related to:

●	approximately $2.6 million decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees; and
●	approximately $0.4 million decrease in compensation related costs related to a reduction in headcount in the first quarter of 2023. This decrease is inclusive of an increase in compensation related costs at Lucid.

As mentioned above, above we have paused research and development with respect to CarpX, EsoCure, NextFlo and PortIO. Until such time as resources permit, we expect to devote substantially all of our research and development efforts to EsoGuard, EsoCheck and the Veris Cancer Care Platform.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets remained relatively level, at approximately $0.5 million, in the three months ended September 30, 2023, as compared to the corresponding period in the prior year.

Results of Operations - continued

The three months ended September 30, 2023 as compared to the three months ended September 30, 2022 - continued

Other Income and Expense

Change in fair value of convertible debt

In the three months ended September 30, 2023, the change in the fair value of our convertible notes was approximately $4.4 million of expense, related to the April 2022 Senior Convertible Note (as defined in “Liquidity and Capital Resources” below), the September 2022 Senior Convertible Note (as defined in “Liquidity and Capital Resources” below), and the Lucid March 2023 Senior Convertible Note. The April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized an aggregate of $4.3 million of fair value non-cash expense on the issue dates.

Loss on Debt Extinguishment

In the three months ended September 30, 2023, a debt extinguishment loss in the aggregate of approximately $1.8 million was recognized in connection with our April 2022 Senior Convertible Note and September 2022 Senior Convertible Note as discussed below.

●	In the three months ended September 30, 2023, approximately $2.2 million of principal repayments, along with less than $0.1 million of interest expense thereon, were settled through the issuance of 10,859,964 shares of common stock of the Company, with such shares having a fair value of approximately $4.0 million (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in a debt extinguishment loss of $1.8 million in the three months ended September 30, 2023.

In comparison, in the three months ended September 30, 2022, a debt extinguishment loss in the aggregate of approximately $5.1 million was recognized in connection with our April 2022 Senior Convertible Note as discussed below.

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

The nine months ended September 30, 2023 as compared to nine months ended September 30, 2022

Revenue

In the nine months ended September 30, 2023, revenue was $1.4 million as compared to $0.3 million for the corresponding period in the prior year. The $1.1 million increase principally relates to the revenue for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory, as compared to revenue from the EsoGuard Commercialization Agreement with RDx, recognized in first two months of the prior year period, which was terminated on February 25, 2022 when Lucid Diagnostics transitioned to its own laboratory operations.

Cost of revenue

In the nine months ended September 30, 2023, cost of revenue was approximately $4.8 million as compared to $2.0 million for the corresponding period in the prior year. The $2.8 million increase principally related to:

●	approximately $1.1 million increase in EsoCheck and EsoGuard supplies costs;
●	approximately $1.0 million increase in compensation related costs, including stock-based compensation at Lucid and Veris; and
●	approximately $0.7 million increase in laboratory facility and operations costs.

Sales and marketing expenses

In the nine months ended September 30, 2023, sales and marketing costs were approximately $12.9 million as compared to $13.6 million for the corresponding period in the prior year. The net decrease of $0.7 million was principally related to:

●	approximately $1.4 million decrease in third party marketing expenses;
●	approximately $0.5 million increase in compensation related costs, including stock-based compensation, primarily related to an increase in headcount at Lucid. The increase is inclusive of a decrease related to a reduction in headcount in first quarter of 2023 at PAVmed and Veris; and
●	approximately $0.2 million increase in facility-related costs.

Results of Operations - continued

The nine months ended September 30, 2023 as compared to nine months ended September 30, 2022 - continued

General and administrative expenses

In the nine months ended September 30, 2023, general and administrative costs were approximately $23.9 million as compared to $31.3 million for the corresponding period in the prior year. The net decrease of $7.3 million was principally related to:

●	approximately $5.3 million decrease in stock-based compensation, primarily related to decreases at Lucid, partially offset by increases at PAVmed;
●	approximately $2.7 million decrease in third-party professional fees and expenses related to legal services, consulting fees and professional recruiting services;
●	approximately $0.9 million increase in compensation related costs; and
●	approximately $0.2 million decrease related to facility related costs, partially offset by an increase in facility related costs at PAVmed.

Research and development expenses

In the nine months ended September 30, 2023, research and development costs were approximately $10.7 million as compared to $18.7 million for the corresponding period in the prior year. The net decrease of $8.0 million was principally related to:

●	approximately $8.8 million decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees; and
●	approximately $0.8 million increase in compensation related costs, including stock-based compensation.

As mentioned above, we have paused research and development with respect to CarpX, EsoCure, NextFlo and PortIO. Until such time as resources permit, we expect to devote substantially all of our research and development efforts to EsoGuard, EsoCheck and the Veris Cancer Care Platform.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets increased to $1.5 million in the nine months ended September 30, 2023, as compared to $1.3 million in the corresponding period in the prior year. The increase of $0.2 million in the current period was due to the timing of the acquired intangible assets in 2022.

Other Income and Expense

Change in fair value of convertible debt

In the nine months ended September 30, 2023, the change in the fair value of our convertible notes was approximately $5.8 million of expense, related to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note. The April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized an aggregate of $4.3 million of fair value non-cash expense on the issue dates.

Loss on Issue and Offering Costs - Senior Secured Convertible Note

In the nine months ended September 30, 2023, in connection with the issue of the Lucid March 2023 Senior Convertible Note, we recognized a total of approximately $1.2 million of lender fees and offering costs paid by us. In the nine months ended September 30, 2022, in connection with the issue of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note, we recognized a total of approximately $4.3 million of lender fees and offering costs.

Loss on Debt Extinguishment

In the nine months ended September 30, 2023, a debt extinguishment loss in the aggregate of approximately $3.0 million was recognized in connection with our April 2022 Senior Convertible Note and September 2022 Senior Convertible Note as discussed below.

●	In the nine months ended September 30, 2023, approximately $5.1 million of principal repayments along with $0.3 million of interest expense thereon, were settled through the issuance of 20,383,445 shares of common stock of the Company, with such shares having a fair value of approximately $8.4 million (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in a debt extinguishment loss of $3.0 million in the nine months ended September 30, 2023.

Results of Operations - continued

The nine months ended September 30, 2023 as compared to nine months ended September 30, 2022 - continued

In comparison, in the nine months ended September 30, 2022, a debt extinguishment loss in the aggregate of approximately $5.1 million was recognized in connection with our April 2022 Senior Convertible Note as discussed below.

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

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, and debt. We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. We experienced a net loss before noncontrolling interests of approximately $61.9 million and used approximately $40.2 million of cash in operations for the nine months ended September 30, 2023. Financing activities provided $25.9 million of cash during the nine months ended September 30, 2023. We ended the quarter with cash on-hand of $26.4 million as of September 30, 2023. We expect to continue to experience recurring losses and negative cash flows from operations, and will continue to fund our operations with debt and/or equity financing transactions, including current obligations on the Company’s existing convertible debt which in accordance with management’s plans may include conversions to equity and refinancing our existing debt obligations to extend the maturity date. Notwithstanding, however, with the cash on-hand as of the date hereof and the other debt and equity committed sources of financing, described below, and conversion and refinancing of existing convertible notes, we expect to be able to fund our future operations for the one year period from the date of the issue of the our unaudited condensed consolidated Financial Statements, as included herein this Form 10-Q.

Issue of Shares of Our Common Stock

During the nine months ended September 30, 2023

●	We issued 877,230 shares of our common stock for proceeds of approximately $0.3 million under the PAVmed Employee Stock Purchase Plan (“ESPP”), as such plan is discussed in Note 12, Stock-Based Compensation, to the Financial Statements.
●	We issued 2,330,747 shares of our common stock for net proceeds of approximately $1.2 million, after payment of 3% commissions, from the sale of shares through PAVmed’s at-the-market equity facility through Cantor. See below for more information.
●	We issued 1,500,000 shares of our common stock to a service provider as the consideration for services rendered. The issued shares of common stock had a fair value of approximately $0.6 million. See Note 14, Common Stock and Common Stock Purchase Warrants for additional discussion. On the six-month anniversary of the issuance of the shares, the then-current market value of the shares will be determined based on the volume weighted average price per share of the common stock during the last ten trading days of such six-month period. If the aggregate market value of the shares as so determined is less than $750,000, the Company shall, at its election, either pay to the service provider an amount in cash equal to the shortfall or issue to the service provider a number of additional shares equal to the shortfall divided by the greater of the market value and $0.10. In no event will the number of shares issued exceed 9.99% of the Company’s outstanding common stock as of May 31, 2023.
●	We issued 20,383,445 shares of our common stock in satisfaction of approximately $5.1 million of principal repayments along with approximately $0.3 million of interest expense thereon under the April 2022 Senior Convertible Note and September 2022 Senior Convertible Note.

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

Under the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the SPA, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. We also are subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $8.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) our average market capitalization over the prior ten trading days, not exceed 30% (except that such maximum percentage was 50% for the period from September 8, 2022 through March 5, 2023) (the “Debt to Market Cap Ratio Test”), and (iii) that our market capitalization shall at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). From time to time from and after June 1, 2023 through August 14, 2023, the Company was not in compliance with the Financial Tests. As of August 14, 2023, the investor agreed to waive any such non-compliance during such time period and thereafter through November 30, 2023. Based on the waiver, as of September 30, 2023, the Company was in compliance with the Financial Tests. In addition, based on the waiver, the Company presently is in compliance with the Financial Tests.

See Note 11, Debt, to the Financial Statements for additional information about the SPA, the April 2022 Senior Convertible Note, and the September 2022 Senior Convertible Note.

Lucid Diagnostics - Series A Preferred Stock and Series A-1 Preferred Stock Offerings

On March 7, 2023, Lucid Diagnostics sold 13,625 shares of the Lucid Series A Preferred Stock. Each share of the Lucid Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The Lucid Series A Preferred Stock is convertible into shares of Lucid Diagnostics’ common stock at any time at the option of the holder from and after the six-month anniversary of its issuance (or, if later, the effective date of an increase in Lucid Diagnostics’ authorized share capital or the effective date of a registration statement covering the resale of the underlying shares), and automatically converts into shares of Lucid Diagnostics’ common stock on the second anniversary of its issuance. The terms of the Lucid Series A Preferred Stock also include a preference on liquidation and a right to receive dividends equal to 20% of the number of shares of Lucid common stock into which such Lucid Series A Preferred Stock is convertible, payable on each of the one-year and two-year anniversary of the issuance date. The Lucid Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Lucid Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

On October 17, 2023, Lucid Diagnostics sold 5,000 shares of Lucid Series A-1 Convertible Preferred Stock (the “Lucid Series A-1 Preferred Stock”). The terms of the Lucid Series A-1 Preferred Stock are substantially identical to the terms of the Lucid Series A Preferred Stock, except that the Lucid Series A-1 Preferred Stock has a conversion price of $1.2592. The aggregate gross proceeds from the sale of shares in such offering were $5.0 million.

Liquidity and Capital Resources - continued

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

The Lucid March 2023 Senior Convertible Note has a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of Lucid Diagnostics’ common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of the two-year anniversary of the date of issuance. The principal of the Lucid March 2023 Senior Convertible Note and accrued interest thereon is convertible at the option of the holder into Lucid Diagnostics’ common stock at the contractual conversion price. In addition, the principal of the Lucid March 2023 Senior Convertible Note amortizes over 18 months commencing six months after its issuance. The amortization payments and accrued interest on the Lucid March 2023 Senior Convertible Note are payable in shares of Lucid Diagnostics’ common stock (subject to the satisfaction of certain customary equity conditions and except for interest payable prior to September 21, 2023), at prices based on the then current market price.

Under the Lucid March 2023 Senior Convertible Note, Lucid Diagnostics is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the Lucid March 2023 Senior Convertible Note, Lucid Diagnostics is also subject to financial covenants requiring that (i) the amount of its available cash equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the Lucid SPA, accrued and unpaid interest thereon and accrued and unpaid late charges, as of the last day of any fiscal quarter commencing with September 30, 2023, to (b) Lucid Diagnostics’ average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that Lucid Diagnostics’ market capitalization shall at no time be less than $30 million (the “Lucid Financial Tests”). As of September 30, 2023, Lucid Diagnostics was in compliance with the Lucid Financial Tests. In addition, Lucid Diagnostics presently is in compliance with the Lucid Financial Tests.

PAVmed Inc. ATM Facility

In December 2021, we entered into an “at-the-market offering” for up to $50 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor. In March 2023, the “at-the-market offering” became subject to General Instruction I.B.6 of Form S-3, which limits sales of our securities under this instruction in any 12-month period to one-third of the aggregate market value of our public float (unless our public float rises to $75 million or more, in which case the instruction will cease to apply). As a result of this limitation and our then-current public float, in May 2023, we amended our “at-the-market offering” to cover up to an additional $18 million of our common stock. In the nine months ended September 30, 2023, the Company sold 2,330,747 shares through its at-the-market equity facility for net proceeds of approximately $1.2 million, after payment of 3% commissions. No shares were sold through the Company’s at-the-market equity facility during the three months ended September 30, 2023.

Lucid Diagnostics Inc. - Committed Equity Facility and ATM Facility

In March 2022, Lucid Diagnostics entered into a committed equity facility with a Cantor affiliate. Under the terms of the committed equity facility, the Cantor affiliate has committed to purchase up to $50 million of Lucid Diagnostics’ common stock from time to time at Lucid Diagnostics’ request. While there are distinct differences, the committed equity facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows Lucid Diagnostics to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of September 30, 2023. No shares were sold through this facility during the three months ended September 30, 2023.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. In the nine months ended September 30, 2023, Lucid Diagnostics sold 230,068 shares through its at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions. No shares were sold through Lucid’s at-the-market equity facility during the three months ended September 30, 2023.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgements. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 14, 2023. There have been no material changes to our critical accounting policies and estimates in the nine months ended September 30, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PAVmed Inc.

November 13, 2023	By:	/s/ Dennis M McGrath
Dennis M McGrath
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
10.1	Form of Registration Rights Agreement.	8-K (Lucid)	10.1	10/18/2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

