Form 10-K
period 2023-12-31
PAVmed Inc.
filed 2024-03-25
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-37685

PAVMED INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-1214177
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

360 Madison Avenue
25th Floor
New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(917) 813-1828

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock, $0.001 par value per share	PAVM	The NASDAQ Stock Market LLC
Series Z Warrants, each to purchase 1/15th of one share of Common Stock	PAVMZ	The NASDAQ Stock Market LLC

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $38.6 million, based on 6,312,137 shares of common stock held by non-affiliates and a last reported sales price per share of the registrant’s common stock of $6.12 on such date.

As of March 21, 2024, there were 9,172,331 shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan as of such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2023.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”), including the discussion and analysis of our consolidated financial condition and results of operations set forth under Item 7 of this Form 10-K, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of the Form 10-K under the heading “Risk Factors.”

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

We may not actually achieve the results, plans, and/or objectives disclosed in our forward-looking statements, and the intended or expected developments and/or other events disclosed in our forward-looking statements may not actually occur, and accordingly you should not place undue reliance on our forward-looking statements. You should read this Annual Report on Form 10-K and the documents we have filed as exhibits to this Form 10-K completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

ii

Part I

Item 1. Business

Background and Overview

PAVmed is structured to be a multi-product life sciences company organized to advance a pipeline of innovative healthcare technologies. Led by a team of highly skilled personnel with a track record of bringing innovative products to market, PAVmed is focused on innovating, developing, acquiring, and commercializing novel products that target unmet needs with large addressable market opportunities. Leveraging our corporate structure—a parent company that will establish distinct subsidiaries for each financed asset—we have the flexibility to raise capital at the PAVmed level to fund product development, or to structure financing directly into each subsidiary in a manner tailored to the applicable product, the latter of which is our current strategy given prevailing market conditions.

Our current focus is multi-fold. We continue to pursue commercial expansion and execution of EsoGuard, which is the flagship product of our majority-owned subsidiary Lucid Diagnostics Inc. (Nasdaq: LUCD) (“Lucid” or “Lucid Diagnostics”). In addition, through a separate majority-owned subsidiary, Veris Health Inc. (“Veris” or “Veris Health”), we are focused on entering into strategic partnership opportunities with leading academic oncology systems to expand access to the Veris Platform. In terms of other existing products and technologies, we have created an incubator-type platform where we are looking to obtain financing on a product-by-product basis as necessary to advance each asset to a meaningful inflection point along its path to commercialization. Finally, as resources permit, we will continue to explore external innovations that fulfill our project selection criteria without limiting ourselves to any target sector, specialty or condition.

EsoGuard and EsoCheck

We believe that the flagship product of our majority-owned subsidiary Lucid, the EsoGuard Esophageal DNA Test, performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread testing tool with the goal of preventing esophageal adenocarcinoma (“EAC”) deaths, through early detection of esophageal precancer in at-risk gastroesophageal reflux disease (“GERD,” also commonly known as chronic heartburn, acid reflux or simply reflux) patients.

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

EsoGuard and EsoCheck are based on patented technology licensed by Lucid from Case Western Reserve University (“CWRU”). EsoGuard and EsoCheck have been developed to provide accurate, non-invasive, patient-friendly testing for the early detection of EAC and Barrett’s Esophagus (“BE”), including dysplastic BE and related pre-cursors to EAC in patients with chronic GERD.

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

As discussed below under the heading “Clinical Guidelines for At-Risk Population”, in July 2022, the American Gastroenterology Association (“AGA”) significantly expanded the target population for esophageal precancer screening, recommending screening in at-risk patients without symptoms of GERD. Based on this revision, we believe the cohort recommended for screening consists of an estimated 30 million U.S. individuals with at least 3 established risk factors for BE. Accordingly, we believe EsoGuard’s total addressable U.S. market opportunity approximates $60 billion based on an effective Medicare payment of $1,938 and the estimated 30 million U.S. patients recommended for screening by clinical practice guidelines. (In December 2019, we secured “gapfill” determination for EsoGuard’s PLA code 0114U through the CMS CLFS process. This allowed us to engage directly with Medicare contractor Palmetto GBA and its MolDx Program on CMS payment and coverage. As discussed below under the heading “Reimbursement and Market Access”, in October 2020, CMS granted EsoGuard final Medicare payment determination of $1,938.01, effective January 1, 2021.)

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

Since mortality rates are high even in early stage EAC, preventing EAC deaths requires detection and intervention at the precancer stage. Most of the necessary elements for such an early detection program are already well established—an at-risk population (at-risk GERD patients), a precancer (BE), and an intervention which can halt progression to EAC (endoscopic esophageal ablation). Until recently, the only missing element for such an early detection program is a widespread screening tool that can detect BE prior to EAC.

We believe EsoGuard, used with EsoCheck, constitutes that missing element—the first and only commercially available diagnostic test capable of serving as a widespread testing tool with the goal of preventing EAC deaths through early detection of esophageal precancer and cancer in patients with 3 or more risk factors.

Clinical Guidelines for At-Risk Population

The subgroup of long-standing or severe GERD patients at-risk for BE and progression to EAC is well defined in clinical practice guidelines, including the American College of Gastroenterology (“ACG”) BE Guidelines. In its Recommendation 5, the ACG suggests a single screening endoscopy in patients with chronic GERD symptoms and 3 or more additional risk factors for BE, including male sex, age greater than 50 years, White race, tobacco smoking, obesity, and family history of BE or EAC in a first-degree relative.

An ACG clinical guideline entitled “Diagnosis and Management of Barrett’s Esophagus: An Updated ACG Guideline,” the first such update since 2016, was published online in April 2022 in the American Journal of Gastroenterology. The clinical guideline reiterates the ACG’s long-standing recommendation for esophageal precancer screening in at-risk patients with GERD. For the first time, however, the clinical guideline also endorses nonendoscopic biomarker screening as an acceptable alternative to costly and invasive endoscopy stating that “a swallowable nonendoscopic capsule device combined with a biomarker is an acceptable alternative to endoscopy for BE.” The clinical guideline specifically mentions EsoCheck, along with Lucid’s EsophaCap® device, as such swallowable, nonendoscopic esophageal cell collection devices, as well as methylated DNA biomarkers such as EsoGuard. The summary of evidence for this recommendation includes a reference to the seminal NIH-funded, multicenter, case-control study published in 2018 in Science Translational Medicine, which demonstrated that EsoGuard is highly accurate at detecting esophageal precancer and cancer, including on samples collected with EsoCheck.

In July 2022, the American Gastroenterology Association (“AGA”) published in their “Clinical Practice Update on New Technology and Innovation for Surveillance and Screening in Barrett’s Esophagus” updated clinical guidance that mirrors the same furnished by the ACG as described above, endorsing the use of non-endoscopic cell collection tools to screen for BE like our EsoCheck Cell Collection Device, which is cited in the update, as an acceptable alternative to endoscopy to directly address the need for noninvasive screening tools that are easy to administer, patient friendly, and cost-effective for the detection of BE. The clinical practice update by the AGA also significantly expands the target population for esophageal precancer screening, including for EsoGuard and EsoCheck, by recommending, for the first time, screening in at-risk patients without symptoms of GERD. The AGA does so by adding a history of chronic GERD as merely an additional, seventh risk factor to the six risk factors for BE and EAC that have traditionally identified at-risk symptomatic patients recommended for screening.

Commercialization

Our EsoGuard commercialization efforts span multiple channels including targeting primary care and GI physicians, who have generally embraced our message that EsoGuard has the potential to expand the funnel of BE-EAC patients who will need long term EGD surveillance and, potentially, treatment with endoscopic esophageal ablation.

To assure sufficient testing capacity and geographic coverage, we have undertaken multiple ways for patients have access to our test. Initially, we built a limited network of our own physical Lucid Test Centers, staffed by Lucid-employed clinical personnel, where patients can undergo the EsoCheck procedure and have the sample sent for EsoGuard testing at Lucid’s CLIA-certified laboratory. Our current test center network currently includes locations in metropolitan areas in Arizona, California, Colorado, Florida, Idaho, Illinois, Nevada, Ohio, Oregon, Texas and Utah.

In addition to our own test center locations, we have broadened patient access to our test by establishing a satellite test center program, whereby we are making our personnel available to perform cell collection services inside physician offices or in certain geographies, closely nearby physician offices (in Florida, for the time being) by way of our Lucid Mobile Testing Unit.

Also, in January 2023, we completed our first #CheckYourFoodTube Precancer Testing Event, with the San Antonio Fire Department (the “SAFD”) during Firefighter Cancer Awareness Month as designated by the International Association of Fire Fighters (IAFF). A total of 391 members who were deemed to be at-risk for esophageal precancer, underwent a brief, on-site, noninvasive cell collection procedure, performed by our clinical personnel using EsoCheck. Since then, additional testing events have been hosted with the SAFD, and many similar events have been held with fire departments throughout the country. These events are ongoing and are an extension of Lucid’s satellite test center program, which brings our precancer testing directly to patients—at their physician’s office and now at testing day events.

In March 2023, we launched a Direct Contracting Strategic Initiative (“DCSI”) to engage directly with large Administrative Services Only (“ASO”) self-insured employers, unions and other entities, seeking to replicate the successes of other cancer screening diagnostic companies that have deployed similar strategies. In August 2023, we contracted with the Ancira Automotive Group as a result of this initiative, providing access to esophageal precancer testing for its employees at all 12 San Antonio locations.

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

A final Local Coverage Determination (“LCD”) L39256, entitled “Molecular Testing for Detection of Upper Gastrointestinal Metaplasia, Dysplasia, and Neoplasia” became effective in May 2023 on the Center for Medicare and Medicaid Services (“CMS”) website by MAC Palmetto GBA. (A substantially identical LCD was published by Noridian Healthcare Solutions, the MAC whose geographic jurisdiction covers our CLIA laboratory in Lake Forest, CA.) The LCD outlines criteria for future coverage that MolDX expects upper gastrointestinal precancer and cancer molecular diagnostic tests to meet. These criteria include active GERD with at least two risk factors, as well as evidence of analytic validity, clinical validity, and clinical utility. Although the LCD indicated that it found that no currently existing test has fulfilled all these criteria, it indicated that it will “monitor the evidence and may revise this determination based on the pertinent literature and society recommendations.” We expect to submit EsoGuard for Technical Assessment under this foundational LCD later this year.

In parallel with preparing to submit EsoGuard for Technical Assessment with MolDX, Lucid is aggressively pursuing EsoGuard commercial insurer payment and coverage. Although the claim adjudication cycle can be prolonged during the early commercialization of a new test, Lucid has received and continues to receive out-of-network commercial insurance payments for the EsoGuard test, which accounts for the vast majority of our revenue to date.

Additionally, the legislatures in a number of states have passed laws mandating coverage of comprehensive biomarker testing over the past several years. We believe that EsoGuard falls within the definition of a biomarker test and thus we are reviewing how to leverage legislation in those states to expand access to EsoGuard.

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

Lucid continues to expand the EsoGuard and EsoCheck evidence portfolio with additional clinical utility, clinical validity, and analytical validity data from a range of ongoing studies and those that have recently completed or will be completed in the upcoming year. These efforts include planned publication of the results from the previously discussed “Multi-center, Single-arm EsoGuard clinical validation study” (“BE-1”) which will also be presented at Digestive Disease Week (DDW) 2024; this third clinical validation study evaluated EsoGuard performance in the intended-use population. Publication of real-world experience of EsoCheck as a nonendoscopic cell collection device is also planned (previously presented as a poster at DDW 2023), in addition to results from EsoGuard analytical validation studies performed by LucidDx Labs, and a summary of real-world outcomes from several hundred patients who tested positive with EsoGuard and underwent confirmatory endoscopic evaluation. These four manuscripts will be submitted for peer review in the first half of 2024.

The Lucid-sponsored multi-center, prospective, observational CLinical Utility of EsoGuard study (CLUE) with >500 subjects completed enrollment in late 2023, and full results are expected to be published in mid-2024; results from an additional data snapshot of the Lucid-sponsored PREVENT and PREVENT-Firefighter (FF) registries with a combined enrollment of >1,000 subjects are expected to be published in a similar timeframe. Both studies capture information on the diagnostic and/or therapeutic journey of subjects following EsoGuard testing, and in addition to provider decision impact, will contribute differing levels of clinical outcomes data to the Lucid evidence portfolio.

Similarly, results for the Lucid-sponsored virtual-patient study are expected to be ready for analysis in mid-2024.

Finally, the “EsoGuard case-control study” (“BE-2”), a Lucid-sponsored clinical validation study, resumed enrollment in 2023 and is expected to continue through 2024. This data will further supplement what has previously been produced by the two NCI-funded studies (Moinova, et al. Sci Transl Med. 2018; BETRNet).

Manufacturing

EsoCheck is currently manufactured for us by our partners Coastline International (“Coastline”), a high-volume device manufacturer, and Sage Product Development. Our current line at Coastline can produce up to 25,000 units per year. With Coastline’s improvement and expansion, there is capacity to scale exponentially. Our EsoGuard Specimen Kits are currently manufactured for us by our partner Path-Tec. The warehousing, logistics, fulfillment and customer support of our products is managed for us by our partners HealthLink International (a leading third-party logistics company) and Path-Tec.

License Agreement

Under the terms of Lucid’s license agreement with CWRU (as amended to date, the “Amended CWRU License Agreement”), Lucid acquired an exclusive worldwide right to use the intellectual property rights to the EsoGuard and EsoCheck technology for the detection of changes in the esophagus and on sample preservation. Lucid is required to pay CWRU royalties on net sales of licensed products as follows: 5% of net sales of less than $100 million per year; and 8% of net sales greater than $100 million per year. Lucid is also required to pay CWRU minimum annual royalty payments as follows: $50,000 per year, beginning January 1 following the first anniversary of a commercial sale of a licensed product; $150,000 per year, if net sales of a licensed product exceed $25 million in a year; $300,000 per year, if net sales of a licensed product exceed $50 million in a year; and $600,000 per year, if net sales of a licensed product exceed $100 million in a year. Minimum yearly royalty amounts are subject to increase based on the percentage change in the CPI-W Consumer Price Index and are credited against the royalties otherwise due. The license agreement was subject to four regulatory and commercialization milestones, of which one remains unachieved and unpaid. The remaining milestone is the FDA PMA submission of a licensed product, upon the achievement of which we will pay CWRU a milestone payment of $200,000. The license agreement terminates upon the expiration of the last-to-expire licensed patent, or on May 12, 2038, in countries where no such patents exist, or upon expiration of any exclusive marketing rights for a licensed product that have been granted by FDA or other U.S. government agency, whichever comes later.

Regulatory

In June 2019, we received FDA 510(k) clearance to market EsoCheck in the U.S. as a device indicated for use in the collection and retrieval of surface cells of the esophagus in adults followed by FDA 510(k) clearance in 2022, expanding the use of EsoCheck in adults and pediatric populations in the U.S. In December 2019, our CLIA-certified then-laboratory partner, completed documentation of EsoGuard analytical validity allowing us to commercialize it as a LDT.

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

In October 2023, FDA proposed a policy under which FDA intends to phase out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs. If finalized, FDA believes that this phaseout may also foster the manufacturing of innovative IVDs for which FDA has determined there is a reasonable assurance of safety and effectiveness. As such, FDA has structured the proposed phaseout policy to contain five key stages:

●	Stage 1: End the general enforcement discretion approach with respect to Medical Device Regulation (MDR) requirements and correction and removal reporting requirements 1 year after FDA publishes a final phaseout policy, which FDA intends to issue in the preamble of the final rule.
●	Stage 2: End the general enforcement discretion approach with respect to requirements other than MDR, correction and removal reporting, Quality System (QS), and premarket review requirements 2 years after FDA publishes a final phaseout policy.
●	Stage 3: End the general enforcement discretion approach with respect to QS requirements 3 years after FDA publishes a final phaseout policy.
●	Stage 4: End the general enforcement discretion approach with respect to premarket review requirements for high-risk IVDs 3.5 years after FDA publishes a final phaseout policy, but not before October 1, 2027.
●	Stage 5: End the general enforcement discretion approach with respect to premarket review requirements for moderate risk and low risk IVDs (that require premarket submissions) 4 years after FDA publishes a final phaseout policy, but not before April 1, 2028.

It is currently anticipated that FDA will finalize the proposed policy by April 2024. Once the final policy is released, we will implement the QS requirements in the recommended staged approach and conduct pre-submission meetings with FDA to seek agreement on regulatory pathway for EsoGuard premarket submission. As required by the final policy, we will submit the regulatory premarket submission to the FDA as per the timeframe defined in the final policy. We are confident that the proposed policy will not have a commercial impact as the Company already has a robust QS management platform for medical devices and EsoGuard will be able to transition to the platform to fulfill the QS requirements, if and when required by the FDA.

Our longer-term strategy is to secure a specific indication, based on published guidelines, for BE testing in certain at-risk populations using EsoGuard on samples collected with EsoCheck. This use of EsoGuard together with EsoCheck as a testing system must be cleared or approved by the FDA as an IVD device.

Laboratory Operations

On February 25, 2022, our new, wholly owned subsidiary, LucidDx Labs Inc. (“LucidDx Labs”), acquired from ResearchDx Inc. (“RDx”), certain licenses and other related assets necessary for LucidDx Labs to operate its own new CLIA-certified, CAP-accredited clinical laboratory located in Lake Forest, CA. Since March 2022, we have conducted EsoGuard testing at our own laboratory with, until February 10, 2023, the assistance of RDx, which had continued to provide certain testing and related services for the laboratory in accordance with the terms of a management services agreement (“MSA RDx”). LucidDx Labs and RDx agreed to terminate the MSA RDx effective as of February 10, 2023, such that LucidDx Labs now operates the laboratory itself, which the Company believes has improved the efficiency of the performance of the EsoGuard assay.

In November 2023, LucidDx Labs launched EsoGuard 2.0, which uses multiplexing thereby allowing both genes to be interrogated on a single DNA sample. The next-generation assay underwent rigorous analytical and clinical validation studies, including head-to-head comparisons of multiplexed triplicate consensus versus singleplex techniques, consistent with CLIA standards. Clinical validation analysis demonstrated improved sensitivity and specificity for the detection of esophageal precancer, having demonstrated enhanced assay performance and lower costs in extensive validation studies.

Competition

The U.S. market for esophageal cancer (i.e., EAC) and pre-cancer (i.e., BE, with or without dysplasia) testing is large, consisting of more than 30 million at-risk individuals over the age of 50. Given the large market for pre-cancer testing, we likely will face numerous competitors, some of which possess significantly greater financial and other resources and development capabilities than us. Our EsoGuard test faces competition from procedure-based detection technologies such as upper endoscopy, and other testing technologies such as multi-cancer early detection products. Our EsoCheck device faces competition from other manufactures with devices designed to collect cell samples from targeted regions of the esophagus. For example, EndoSign, commercialized by Cyted, and much like Cytosponge and our own EsophaCap before it, is a small mesh sponge within a soluble gelatin capsule that needs to reside in the stomach and then is pulled thru the targeted region brushing the lining of the esophagus and then later retrieved, although, unlike EsoCheck, it is unprotected from sample contamination as the brush later passes regions of the upper esophagus and mouth. Our competitors may also be developing additional methods of detecting esophageal cancer and pre-cancer that have not yet been announced.

Most of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources. We may be unable to compete effectively against our competitors either because their products and services are superior or more cost efficient, or because they have access to greater resources than us. These competitors may have greater name recognition than we do. Many of these competitors have obtained all desirable FDA or other regulatory approvals, and superior patent protection, for their products. Certain of our competitors have already commercialized their products, and others may commercialize their products in advance of our products. In addition, our competitors may make technical advances that render our products obsolete. We may be unable to respond to such technical advances.

Veris Platform

Overview

In May 2021, we formed Veris Health, a majority-owned subsidiary, focused on digital health technology. In connection with its formation, Veris Health acquired Oncodisc, a digital health company with groundbreaking tools to improve personalized cancer care through remote patient monitoring. Oncodisc’s core technologies include designs and patents that would be the foundation for the first intelligent implantable vascular access port with biologic sensors and wireless communication, combined with an oncologist-designed remote digital healthcare platform that provides patients and physicians with new tools to improve outcomes and optimize the delivery of cost-effective care through remote monitoring and data analytics.

Oncodisc was founded in 2018 by experienced physician entrepreneurs, James Mitchell, M.D., who joined Veris Health as its full-time Chief Medical Officer, and Andrew Thoreson, M.D., who serves as a Veris Health consultant. They previously co-founded Redsmith, Inc., an interventional catheter company whose technology was acquired by C.R. Bard Inc., now BD Inc. (NYSE: BDX). Oncodisc received a National Science Foundation (“NSF”) Small Business Innovation Research (“SBIR”) grant award to support its early work and completed both the MedTech Innovator Accelerator and UCSF Rosenman Institute Accelerator programs.

The Veris Platform is a digital cancer care platform with physiologic data collection, symptom reporting and telehealth functions, designed to improve personalized cancer care through remote patient monitoring. Cancer patients enrolled in the Veris Platform receive a VerisBox™ with Veris-branded Bluetooth enabled connected health care devices. The devices transmit clinical data to cancer care teams to detect early signs of common cancer-related complications, provide longitudinal trends of physiologic and clinical data, and offer data-driven risk management tools for precision oncology. The Veris Platform integrates directly with practices’ and systems’ Electronic Health Record (“EHR”) systems, allowing care teams to easily view and interact with this data. We have also been developing a groundbreaking implantable physiologic monitor containing biologic sensors capable of generating continuous data on key physiologic parameters known to predict adverse outcomes in cancer patients undergoing treatment and as resources permit, we will resume further development activities for the implantable to bring it to market. The implantable will seamlessly interact with the Veris Platform. These technologies are the subject of multiple patent applications and one issued patent.

Market Opportunity

In 2023, approximately 1.9 million people in the U.S. were newly diagnosed with cancer, and cancer incidence in the U.S. is expected to continue to increase. Cancer patients face high rates of complications during the courses of their treatment which drive poor patient outcomes and healthcare costs. One driver of these issues is avoidable hospitalizations. We believe Veris Health’s offerings can help drive costs down and improve outcomes through providing care teams with better, more continuous data.

Based on the aforementioned cancer prevalence in the U.S. and our current business model, we believe Veris Health’s total addressable U.S. market opportunity exceeds $2 billion. In the future, we believe this opportunity will only expand through the implantable physiologic monitor, data commercialization, and the expansion into other markets aside from oncology.

Commercialization/Sales

We are currently pursuing strategic partnerships with leading academic oncology systems, whereby we would become the exclusive digital health solution for these institutions’ oncology departments. More broadly, in terms of our commercialization strategy, we have a software-as-a-service recurring-revenue business model where we seek to generate recurring revenue through oncology practice and hospital-based subscriptions. These entities pay monthly fees for each patient on the platform, through which they are able to derive revenues from remote physiologic monitoring (and, in the future, device implantation) under existing CPT codes. Veris also plans to build a commercialization model around the oncology data it is collecting, as resources permit. We have identified multiple potential use cases across a number of verticals, including clinical trials, commercial use cases, and as a means to improve patient care.

Manufacturing

The components comprising the Veris Platform are currently supplied to us by our partners TransTek and their U.S.-based subsidiary, Mio Labs. Each has passed a SOC-2 audit by an outside auditor. The final packaging of the overall box and order fulfillment is managed by PAVmed at its Foxborough, MA location. Customer support is currently managed internally, while partnering with Zendesk for customer service management.

Regulatory

The Veris Platform software is considered a non-device Medical Device Data System (“MDDS”) that is excluded from the statutory definition of a medical device under the FDC Act and as confirmed in the FDA’s MDDS Guidance: Medical Device Data Systems, Medical Image Storage Devices, and Medical Image Communications Devices. Therefore, the Veris Platform is not subject to the FDA’s regulatory requirements for devices.

Veris Health is also developing an implantable cardiac monitor and is currently interacting with the FDA via pre-submission process, seeking agreement on regulatory strategy and required testing to seek clearance of the monitor. We plan to make our 510(k) submission for the implantable monitor, which could happen as early as late 2024, if and to the extent resources permit us to do so.

Competition

The U.S. market for cancer patient care is large. There are many existing competitors in the remote physiological monitoring space, some of which possess significantly greater financial and other resources and development capabilities than us. Our Veris Platform faces competition from other digital care platforms providing many of the same features, including EHR integration and remote patient monitoring capabilities. While we are not aware of other implantable physiologic monitors containing biologic sensors, our competitors may also be developing similar devices that have not yet been announced.

Incubator Program

On March 21, 2024, the Company announced that it has launched a wholly owned incubator, PMX, to complete development and commercialization of existing portfolio technologies, including PortIO, EsoCure and CarpX. PMX and Hatch Medical, L.L.C. (“Hatch Medical”), a medical device incubator and technology brokerage firm, have executed a joint venture agreement to advance the technologies.

Pursuant to the joint venture agreement, PAVmed will assign PortIO, EsoCure and CarpX to its wholly owned incubator, PMX. Starting with PortIO, the Company will seek to independently finance a separate subsidiary of the incubator to develop and commercialize each technology. Hatch Medical will provide strategic advisory and brokerage services to the subsidiary to advance the technology through key milestones and, subsequently, seek to engage a strategic partner to acquire, license or distribute the commercial product.

Although the incubator, PMX, may seek to expand its portfolio with internal or externally sourced technologies in the future, its initial assets, as noted, will include the following products:

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

Esocure

In connection with our efforts to expand our presence in the EAC diagnostic market, we were developing the EsoCure Esophageal Ablation Device, with the intent to allow a clinician to treat dysplastic BE before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment. We have successfully completed a pre-clinical feasibility animal study of EsoCure demonstrating excellent, controlled circumferential ablation of the esophageal mucosal lining. An acute and survival animal study of EsoCure Esophageal Ablation Device has also been completed, demonstrating successful direct thermal balloon catheter ablation of esophageal lining through the working channel of a standard endoscope. When resources permit, we plan to conduct additional development work and animal testing of EsoCure to support a future FDA 510(k) submission.

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

Recent Developments

Business

Series Z Warrant Modification

On December 4, 2023, the Company announced the extension of the Company’s Series Z Warrants, by 12 months, to April 30, 2025.

In addition, as a result of the reverse stock split, described below, the Series Z Warrants became exercisable to purchase one whole share of common stock of the Company at an exercise price of $24.00, which exercise price per whole share was further reduced to $23.48 as described below under the heading “PAVmed Distribution of Lucid Diagnostics Common Stock to Shareholders”. The Company recognized the incremental value associated with the Series Z Warrants modification for the term extension as a deemed dividend charge of $1.8 million and as an increase of net loss available to common stockholders on the consolidated statements of operations in 2023.

Reverse Stock Split

On December 7, 2023, the Company implemented a 1-for-15 reverse stock split of its common stock and reduced its authorized shares from 250,000,000 to 50,000,000, each in accordance with shareholder approval granted at a March 31, 2023 special meeting of the Company’s stockholders. The Company filed an amended Certificate of Incorporation reflecting the reduction in authorized shares.

The purpose of the reverse stock split was to regain compliance with the $1 minimum bid price requirement for continued listing on the Nasdaq Capital Market. Indeed, on January 7, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq, stating the Company had regained compliance with such requirement.

Management Services Agreement/Payroll Benefits and Expense Reimbursement Agreement with Lucid Diagnostics

On March 22, 2024, PAVmed and Lucid entered into an eighth amendment to the management services agreement between PAVmed and Lucid (“MSA”) to increase the monthly fee thereunder from $0.75 million per month to $0.83 million per month, effective as of January 1, 2024. The amendment also reset the maximum number of shares issuable under the agreement to 19.99% of the shares outstanding as of the date of the amendment.

On January 26, 2024, in accordance with the MSA and the payroll, benefits and expense reimbursement agreement between PAVmed and Lucid (“PBERA”), PAVmed elected to receive payment of approximately $4.7 million of fees and reimbursements accrued under the MSA and the PBERA through the issuance of 3,331,771 shares of Lucid’s common stock.

PAVmed Distribution of Lucid Diagnostics Common Stock to Shareholders

On February 15, 2024, the Company distributed by special dividend to the Company stockholders 3,331,747 shares of Lucid Diagnostics common stock held by the Company. On such date, each PAVmed shareholder as of the January 15, 2024 record date received a stock dividend of approximately 38 shares of Lucid common stock for every 100 shares of PAVmed common stock they held as of such date. The shares distributed were approximately equal to the number of shares of common stock that Lucid issued to PAVmed on or about January 26, 2024 in satisfaction of certain intercompany obligations due to Lucid from PAVmed, as discussed above.

This distribution constituted an “Extraordinary Dividend” as defined in the warrant agreement that governs the Company’s Series Z Warrants. As a result, pursuant to the warrant agreement, the exercise price under the Series Z Warrants per full share of PAVmed common stock was automatically decreased by $0.52 (the fair market value of 0.37709668 of a share of Lucid Diagnostics’ common stock) to $23.48 per share.

Nasdaq Notice

On March 7, 2024, the Company received a notice from the Nasdaq Listing Qualifications Department stating that, for the preceding 30 consecutive business days (through March 6, 2024), the market value of the Company’s listed securities (“MVLS”) had been below the minimum of $35 million required for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). The notification letter stated that the Company would be afforded 180 calendar days (until September 3, 2024) to regain compliance. In order to regain compliance, the Company’s MVLS must close at $35 million or more for a minimum of ten consecutive business days. The notification letter also states that in the event the Company does not regain compliance prior to the expiration of the 180-day period, the Company will receive written notification that its securities are subject to delisting. The Nasdaq notification has no effect at this time on the listing of the Company’s common stock or Series Z warrants, and the stock and warrants will continue to trade uninterrupted under the symbol “PAVM” and “PAVMZ”, respectively.

Incubator Program

On March 21, 2024, the Company announced that it has launched a wholly owned incubator, PMX, to complete development and commercialization of existing portfolio technologies, including PortIO, EsoCure and CarpX. PMX and Hatch Medical, L.L.C. (“Hatch Medical”), a medical device incubator and technology brokerage firm, have executed a joint venture agreement to advance the technologies.

Pursuant to the joint venture agreement, PAVmed will assign PortIO, EsoCure and CarpX to its wholly owned incubator, PMX. Starting with PortIO, the Company will seek to independently finance a separate subsidiary of the incubator to develop and commercialize each technology. Hatch Medical will provide strategic advisory and brokerage services to the subsidiary to advance the technology through key milestones and, subsequently, seek to engage a strategic partner to acquire, license or distribute the commercial product.

Financing

Securities Purchase Agreement - March 31, 2022 - Senior Secured Convertible Note - April 4, 2022 and Senior Secured Convertible Note - September 8, 2022

Effective as of March 12, 2024, the Company entered into an amendment and waiver (the “Note Amendment and Waiver”) with the holder of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note (each such term as defined below). Pursuant to the Note Amendment and Waiver, the maturity date of the April 2022 Senior Convertible Note was extended to April 4, 2025 and the maturity date of the September 2022 Senior Convertible Note was extended to September 8, 2025, in each case subject to further extension in certain circumstances. The holder of the such note also waived, for the period commencing on December 1, 2023 and ending on August 31, 2024, the financial covenant contained in such notes requiring that the ratio of (a) the outstanding principal amount of the notes, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, not exceed 30%, and that the Company’s market capitalization not be less than $75 million. In consideration of the Note Amendment and Waiver, the Company agreed to pay the holder of the notes $2,000,000 in cash (or in such other form as may be mutually agreed in writing) by April 25, 2024.

See our accompanying consolidated financial statements Note 13, Debt, for further discussion of the SPA dated March 31, 2022 and the senior convertible notes.

Lucid Diagnostics - Preferred Stock Offerings

On March 13, 2024, Lucid entered into subscription agreements (each, a “Series B Subscription Agreement”) and exchange agreements (each, an “Exchange Agreement”) with certain accredited investors (collectively, the “Series B Investors”), which agreements provided for (i) the sale to the Series B Investors of 12,495 shares of Lucid’s newly designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Lucid Series B Preferred Stock”), at a purchase price of $1,000 per share, and (ii) the exchange by the Series B Investors of 13,625 shares of Lucid’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Lucid Series A Preferred Stock”), and 10,670 shares of Lucid’s Series A-1 Convertible Preferred Stock, par value $0.001 per share (the “Lucid Series A-1 Preferred Stock”), held by them for 31,790 shares of Lucid Series B Preferred Stock (collectively, the “Lucid Series B Offering and Exchange”). Prior to the execution of the Series B Subscription Agreements and the Exchange Agreements, Lucid entered into subscription agreements with certain of the Series B Investors providing for the sale to such investors of 5,670 shares of Lucid Series A-1 Preferred Stock, at a purchase price of $1,000 per share, which shares the investors immediately agreed to exchange for shares of Lucid Series B Preferred Stock pursuant to the Exchange Agreements (and are included in the 10,670 shares of Lucid Series A-1 Preferred Stock set forth above). Each share of the Lucid Series B Preferred Stock has a stated value of $1,000 and a conversion price of $1.2444. The terms of the Lucid Series B Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of Lucid common stock into which such Lucid Series B Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The Lucid Series B Preferred Stock is a voting security. The aggregate gross proceeds to Lucid of these transactions was $18.16 million (inclusive of $5.67 million of aggregate gross proceeds from the sale of the Lucid Series A-1 Preferred Stock that was immediately exchanged for Lucid Series B Preferred Stock in the transactions).

As a result of 100% of the then-outstanding shares of Lucid Series A Preferred Stock and Lucid Series A-1 Preferred Stock being exchanged for shares of Lucid Series B Preferred Stock in the Lucid Series B Offering and Exchange, no shares of Lucid Series A Preferred Stock or Lucid Series A-1 Preferred Stock remain outstanding.

On October 17, 2023, Lucid sold 5,000 shares of Lucid Series A-1 Preferred Stock, solely to accredited investors (all of which were including in the 10,670 shares of Lucid Series A-1 Preferred exchanged for Lucid Series B Preferred Stock in the Lucid Series B Offering and Exchange). The aggregate gross proceeds to Lucid of this offering was $5.0 million.

PAVmed Inc. ATM Facility

In December 2021, we entered into an “at-the-market offering” for up to $50 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor. In March 2023, the “at-the-market offering” became subject to General Instruction I.B.6 of Form S-3, which limits sales of our securities under this instruction in any 12-month period to one-third of the aggregate market value of our public float (unless our public float rises to $75 million or more, in which case the instruction will cease to apply). As a result of this limitation and our then-current public float, in May 2023, we amended our “at-the-market offering” to cover up to an additional $18 million of our common stock. In the year ended December 31, 2023, the Company sold 321,288 shares through its at-the-market equity facility for net proceeds of approximately $1.8 million, after payment of 3% commissions.

Intellectual Property

Our business will depend proprietary medical device and diagnostic technologies to commercialize. We own or have the right to use intellectual property rights, such as patents, trademarks, copyrights, trade secrets and know-how, pertaining to our EsoCheck and EsoGuard technology, our Veris technology and our EsoCure, CarpX and PortIO products, among other technologies and products.

We intend to vigorously protect our proprietary technologies’ intellectual property rights in patents, trademarks and copyrights, as available through registration in the United States and internationally. Patent protection and other proprietary rights are thus essential to our business. We currently have applied for, license or own 55 domestic and foreign patents across 11 families of products, including patents protecting our EsoCheck, EsoGuard and Veris technology. Each of the technologies noted below is protected by multiple families, and only the earliest expiration for the first of the families is listed. The date the patents protecting certain of our owned and licensed technology will first begin to expire is as set forth in the table below (although currently pending patent applications, both foreign and domestic, are positioned to provide protection beyond such date in each instance). For EsoGuard, families are pending that, when granted, will offer additional protections until at least 2037.

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be shortened if a patent is terminally disclaimed over another patent or as a result of delays in patent prosecution by the patentee, and a patent’s term may be lengthened by patent term adjustment (PTA), which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (“USPTO”) in granting a patent, or patent term extension, which restores time lost due to regulatory delays.

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

PAVmed also has (directly or through its subsidiaries) proprietary rights to a range of trademarks, including, among others, PAVmed™, Lucid Diagnostics™, LUCID™, VERIS™, Oncodisc™, CarpX®, EsoCheck®, EsoGuard®, EsoCheck Cell Collection Device®, Collect + Protect®, EsoCure Esophageal Ablation Device™, and PortIO™. (Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of “™” or “®”. However, the absence of such marks is not intended to indicate, in any way, PAVmed Inc. or its subsidiaries will not assert, to the fullest extent possible under applicable law, their respective rights to such trademarks and trade names.)

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

In the United States, medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the extent of controls the FDA determines are necessary to reasonably ensure their safety and efficacy:

●	Class I: general controls, such as labeling and adherence to quality system regulations;
●	Class II: special controls, pre-market notification (often referred to as a 510(k) application), specific controls such as performance standards, patient registries, post-market surveillance, additional controls such as labeling and adherence to quality system regulations; and
●	Class III: special controls and approval of a de novo request or PMA application, likely with clinical data requirements.

In general, the higher the classification, the greater the time and cost to obtain approval to market. There are no “standardized” requirements for approval, even within each class. For example, FDA could grant 510(k) status, but require a human clinical trial, a typical requirement of a PMA. They could also initially assign a device Class III status but end up clearing a device as a 510(k) device or under a de novo classification pathway if certain requirements are met. The range of the number and expense of the various requirements is significant. The quickest and least expensive pathway would be 510(k) clearance with a review of existing bench and animal data. A de novo classification pathway would have a similar cost to seeking 510(k) clearance, but with a slightly longer review timeline. The longest and most expensive path would be a PMA with extensive randomized human clinical trials. We cannot predict fully how FDA will classify our products, nor predict what requirements will be placed upon us to obtain market clearance or approve our products at all.

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

In 1997, the Food and Drug Administration Modernization Act (FDAMA) added the de novo classification pathway under section 513(f)(2) of the FDCA, establishing an alternate pathway to classify new devices into Class I or II that had automatically been placed in Class III after receiving a Not Substantially Equivalent (NSE) determination in response to a 510(k) submission. In this process, a sponsor who receives an NSE determination may, within 30 days of receiving notice of the NSE determination, request FDA to make a risk-based classification of the device under section 513(a)(1) of the Act.

In 2012, section 513(f)(2) of the FDCA was amended by section 607 of the Food and Drug Administration Safety and Innovation Act (FDASIA), to provide a second option for de novo classification. In this second pathway, a sponsor who determines there is no legally marketed device upon which to base a determination of substantial equivalence may request FDA to make a risk-based classification of the device under section 513(a)(1) of the Act without first submitting a 510(k).

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

Post-Approval Regulation of Medical Devices and Diagnostic Tests

After a device is cleared or approved for marketing, numerous regulatory requirements continue to apply. These include:

●	the FDA Quality Systems Regulation (QSR), which governs, among other things, how manufacturers design, test manufacture, exercise quality control over, and document manufacturing of their products;
●	labeling and claims regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and,
●	the Medical Device Reporting regulation, which requires reporting to FDA of certain adverse experience associated with use of the product.

We will continue to be subject to inspection by FDA to determine our compliance with regulatory requirements.

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

Other U.S. Healthcare Regulation

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

In any event, we have established a substantial regulatory and compliance infrastructure that is designed to ensure compliance with these regulations.

Physician Payment Sunshine Act

On February 8, 2013, the Centers for Medicare & Medicaid Services, or CMS, released its final rule implementing section 6002 of the Affordable Care Act known as the Physician Payment Sunshine Act that imposes annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1 million per year for “knowing failures.” Manufacturers that produce at least one product reimbursed by Medicare, Medicaid, or Children’s Health Insurance Program and (i) if the product is a drug or biological, and it requires a prescription (or physician’s authorization) to administer; or (ii) if the product is a device or medical supply, and it requires premarket approval or premarket notification by the FDA are required to comply with the Open Payments (commonly referred to as the Sunshine Act) filing requirements under CMS. We currently do not have any products covered by Medicare, Medicaid, or Children’s Health Insurance Program as none of our products have premarket approval or clearance notification. We expect once our products receive regulatory clearance, we will be required to comply with the Sunshine Act provisions.

Certain states, also mandate implementation of commercial compliance programs, and other states impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility a healthcare company may fail to comply fully with one or more of these requirements.

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

Healthcare Reform

Current and future legislative proposals to further reform healthcare or reduce healthcare costs may result in lower reimbursement for our products, or for the procedures associated with the use of our products, or limit coverage of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products. Alternatively, the shift away from fee-for-service agreements to capitated payment models may support the value of our products which can be shown to decrease resource utilization and lead to cost savings for both payors and providers.

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

International Regulation

In order to market any of our products outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. We may be subject to regulations and product registration requirements in the areas of product standards, packaging requirements, labeling requirements, import and export restrictions and tariff regulations, duties and tax requirements. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.

European Union

The European Union (“EU”) will require a CE mark certification or approval in order to market our products in the various countries of the European Union or other countries outside the United States. To obtain CE mark certification of our products, we will be required to work with an accredited European notified body organization to determine the appropriate documents required to support certification in accordance with existing medical device directive. The predictability of the length of time and cost associated with such a CE mark may vary or may include lengthy clinical trials to support such a marking. Once the CE mark is obtained, we may market our product in the countries of the EU.

European Good Manufacturing Practices

In the European Union, the manufacture of medical devices is subject to good manufacturing practice (“GMP”), as set forth in the relevant laws and guidelines of the European Union and its member states. Compliance with GMP is generally assessed by the competent regulatory authorities. Typically, quality system evaluation is performed by a Notified Body, which also recommends to the relevant competent authority for the European Community CE Marking of a device. The Competent Authority may conduct inspections of relevant facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each device manufacturing facility must be audited on a periodic basis by the Notified Body. Further inspections may occur over the life of the product.

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

Environmental

The cost of compliance with federal, state and local provisions related to the protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in the years ended December 31, 2023 and 2022.

Employees

As of March 21, 2024 we had 107 employees (all of whom were full-time employees), inclusive of our executive officers — our Chairman of the Board of Directors and Chief Executive Officer (“CEO”), our President and Chief Financial Officer (“CFO”), our Chief Operating Officer (“COO”), our Chief Medical Officer (“CMO”) and our General Counsel and Secretary (“General Counsel”). No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware on June 26, 2014. Our corporate headquarters address is 360 Madison Avenue, 25th Floor, New York, NY 10017, and our main telephone number is (917) 813-1828.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:

Risks Related to Financial Position and Capital Resources

●	We have incurred operating losses since our inception and may not be able to achieve profitability.
●	We have concluded there is substantial doubt of our ability to continue as a going concern and our independent registered public accounting firm’s report on our financial statements contains an explanatory paragraph describing our ability to continue as a going concern.
●	We have faced significant challenges raising capital under the current market conditions, and therefore are highly dependent on the ability of each of our subsidiaries to raise capital to fund its own and our operations.
●	There can be no assurance that our common stock will continue to trade on the Nasdaq Capital Market or another national securities exchange.
●	Our subsidiary Lucid may issue shares of its common and/or preferred stock in the future which could reduce the equity interest of PAVmed in Lucid and might cause us to cease to control a majority of the voting stock of Lucid.
●	Servicing our indebtedness may require a significant amount of cash, and the restrictive covenants contained in our indebtedness could adversely affect our business plan, liquidity, financial condition, and results of operations.
●	The accounting method for convertible debt securities that may be settled in cash, such as the Senior Convertible Notes, could have a material effect on our reported financial results.

Risks Associated with Our Business

●	We will need substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, eliminate or abandon growth initiatives or product development programs.
●	The markets in which we operate are highly competitive, and we may not be able to effectively compete against other providers of medical devices, particularly those with greater resources.
●	We have finite resources, which may restrict our success in commercializing our current products and other products we may develop, and we may be unsuccessful in entering into or maintaining third-party arrangements to support our internal efforts.
●	If we are unable to deploy and maintain effective sales, marketing and medical affairs capabilities, we will have difficulty achieving market awareness and selling our tests and other products.
●	Our products may never achieve market acceptance.
●	Recommendations, guidelines and quality metrics issued by various organizations may significantly affect payors’ willingness to cover, and healthcare providers’ willingness to prescribe, our products.
●	We or our third-party manufacturers may not have the manufacturing and processing capacity to meet the production requirements of clinical testing or consumer demand in a timely manner.
●	We currently perform our EsoGuard test in one laboratory facility. If demand for our EsoGuard test grows, we may lack adequate facility space and capabilities to meet increased processing requirements. Moreover, if these or any future facilities or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business could be materially harmed.
●	We may make investments in products we have not yet developed, and those investments may not be realized.
●	We may not obtain the expected benefits of the incubator financing structure and may incur additional costs.
●	Our products and services may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
●	Our products and services may cause serious adverse side effects or even death or have other properties that could delay or prevent their regulatory approval, limit the commercial desirability of an approved label or result in significant negative consequences following any marketing approval.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
●	We may not be able to protect or enforce our intellectual property rights, which could impair our competitive position.
●	We may be subject to intellectual property infringement claims by third parties which could be costly to defend, divert management’s attention and resources, and may result in liability.
●	Competitors may violate our intellectual property rights, and we may bring litigation to protect and enforce our intellectual property rights, which may result in substantial expense and may divert our attention from implementing our business strategy.
●	Our business may suffer if we are unable to manage our growth.
●	Our officers may allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs. This conflict of interest could have a negative impact on our operations.
●	Our ability to be successful will be totally dependent upon the efforts of our key personnel.
●	Our officers and directors have fiduciary obligations to other companies and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business.
●	Failure in our information technology or storage systems could significantly disrupt our operations and our research and development efforts, which could adversely impact our revenues, as well as our research, development and commercialization efforts.
●	We may become the subject of various claims, threats of litigation, litigation or investigations which could have a material adverse effect on our business, financial condition, results of operations or price of our common stock.

Risks Associated with Healthcare Regulation, Billing and Reimbursement, and Product Safety and Effectiveness

●	If private or governmental third-party payors do not maintain reimbursement for our products at adequate reimbursement rates, we may be unable to successfully commercialize our products which would limit or slow our revenue generation and likely have a material adverse effect on our business.
●	FDA has proposed a policy under which it would phase out its general enforcement discretion approach for LDTs so that IVDs manufactured at a laboratory would generally fall under the same enforcement approach as other IVDs. While we are confident that the proposed policy will not have a material impact on our business, there can be no assurance that will be the case.
●	Any future products or services we may develop may not be approved for sale in the U.S. or in any other country. In order to obtain approval, we may need to conduct clinical trials necessary to support a FDA 510(k) notice or PMA application will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.
●	The results of the Company’s clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects.
●	Even if we receive regulatory approval for any product we may develop, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
●	Healthcare reform measures could hinder or prevent our products’ commercial success.
●	If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
●	The Company’s medical products may in the future be subject to product recalls that could harm its reputation, business and financial results.
●	If the Company’s medical products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
●	If the Company is found to be promoting the use of its devices for unapproved or “off-label” uses or engaging in other noncompliant activities, the Company may be subject to recalls, seizures, fines, penalties, injunctions, adverse publicity, prosecution, or other adverse actions, resulting in damage to its reputation and business.

Risks Associated with Ownership of Our Common Stock

●	We may issue shares of our common and /or preferred stock in the future which could reduce the equity interest of our stockholders and might cause a change in control of our ownership.
●	Our management and their affiliates control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.
●	A robust public market for our common stock may not be sustained, which could affect your ability to sell our common stock or depress the market price of our common stock.
●	Our stock price may be volatile, and purchasers of our securities could incur substantial losses.
●	Our outstanding warrants and other convertible securities may have an adverse effect on the market price of our common stock.
●	We do not intend to pay any cash dividends on our common stock at this time.
●	We have made distributions of shares of Lucid common stock to our shareholders in the past, but there is no assurance we will do so in the future.
●	We are subject to evolving corporate governance and public disclosure expectations and regulations that impact compliance costs and risks of noncompliance.
●	We incur significant costs as a result of our and Lucid Diagnostics operating as a public company, and our management will be required to devote substantial time to compliance initiatives.
●	If we experience material weaknesses in our internal control over financial reporting in the future, our business may be harmed.
●	If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Risks Related to Financial Position and Capital Resources

We have incurred operating losses since our inception and may not be able to achieve profitability.

We have incurred net losses since our inception.

To date, since our inception in June 2014, we have financed our operations principally through issuances of common stock, preferred stock, warrants, and debt, in both private placements and public offerings of our securities. Our ability to generate sufficient revenue from any of our products in development, and to transition to profitability and generate consistent positive cash flows is dependent upon factors that may be outside of our control. While we have taken steps to reduce operating expenses, we expect to continue to incur operating expenses in excess of our revenues as we continue to maintain our commercial infrastructure, develop, enhance and commercialize products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future.

We have concluded there is substantial doubt of our ability to continue as a going concern and our independent registered public accounting firm’s report on our financial statements contains an explanatory paragraph describing our ability to continue as a going concern.

In our December 31, 2023 consolidated financial statements, we have concluded and stated that our recurring losses from operations, recurring cash flows used in operations and the requirement that we will need to raise additional capital in order to fund our ongoing operations beyond March 2025 raise substantial doubt regarding our ability to continue as a going concern. Additionally, our independent registered public accounting firm’s report on our consolidated financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our plans to address this going concern risk include pursuing further financings at Lucid in addition to the recently completed offering of Lucid Series B Preferred Stock (Lucid has recently raised over $18 million in such offering), seeking to restructure our and Lucid Diagnostics’ outstanding indebtedness and pursuing additional offerings of debt and/or equity securities. The consolidated financial statements do not include any adjustments that might result from our inability to consummate such offerings or our ability to continue as a going concern. Moreover, there is no assurance if we consummate additional offerings, we will raise sufficient proceeds in such offerings to pay our financial obligations as they become due. These factors raise substantial doubt about our ability to continue as a going concern.

We have faced significant challenges raising capital under the current market conditions, and therefore are highly dependent on the ability of each of our subsidiaries to raise capital to fund its own and our operations.

Due to challenging market conditions, we have found it difficult to raise capital directly into PAVmed. As a result, we have become highly dependent on the ability of each of our subsidiaries to raise capital to fund their own operations. There is no assurance that our subsidiaries will be able to raise capital as needed to fund its operations, or that any of them will be able to do so on commercially reasonable terms. Accordingly, the failure of any of our subsidiaries to raise the capital it needs to fund its operations, could have a material adverse effect on the portion of our business related to such subsidiary.

In addition, because of the challenges PAVmed has faced in terms of raising capital, we are highly dependent on our subsidiaries, including Lucid Diagnostics, as resources for funding our operations (notably, PAVmed may elect that Lucid Diagnostics satisfy its obligations under our management services agreement through cash payment). If Lucid Diagnostics is unable to continue to make any such cash payments we elect to receive, or determines to terminate the management services agreement (i.e., because it retains its own management team to oversee its operations), and PAVmed is unable to raise sufficient capital itself, it may not have sufficient capital to fund its operations, which in turn could have a material adverse effect on our business. All intercompany obligations between PAVmed, on the one hand, and any of its subsidiaries (including Lucid Diagnostics), on the other hand, are subject to approval by the PAVmed board and the board of the applicable subsidiary (including, in the case of Lucid Diagnostics, their independent directors).

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

On March 7, 2024, the Company received a notice from the Nasdaq Listing Qualifications Department stating that, for the preceding 30 consecutive business days (through March 6, 2024), the market value of the Company’s listed securities (“MVLS”) had been below the minimum of $35 million required for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). The notification letter stated that the Company would be afforded 180 calendar days (until September 3, 2024) to regain compliance. In order to regain compliance, the Company’s MVLS must close at $35 million or more for a minimum of ten consecutive business days. The notification letter also states that in the event the Company does not regain compliance prior to the expiration of the 180-day period, the Company will receive written notification that its securities are subject to delisting. There can be no assurance that the Company will be able to regain compliance by such deadline, in which case, unless the Company is able to obtain an extension for regaining compliance, the Company’s stock would be delisted. If we were so delisted, that could have a material adverse effect on your investment in the Company, including without limitation by substantially reducing the liquidity of our common stock, and by further limiting our access to capital markets for fundraising.

Our subsidiary Lucid may issue shares of its common and/or preferred stock in the future which could reduce the equity interest of PAVmed in Lucid and might cause us to cease to control a majority of the voting stock of Lucid.

As of the date hereof, our subsidiary Lucid has issued 44,285 shares of Lucid Series B Preferred Stock. If the maximum amount of common stock underlying such securities were issued (including shares of Lucid common stock issued as a dividend thereon), the percentage of shares of Lucid common stock held by PAVmed would be reduced from approximately [●]% to approximately [●]%. This reduced percentage would be further diluted in the event of future convertible debt or stock issuances by Lucid or by issuances under Lucid’s long-term incentive plan and employee stock purchase plan. While PAVmed would still retain a large ownership interest in Lucid in such event, it may cease to control the vote on matters requiring shareholder approval, including the election of Lucid’s board of directors.

Servicing our indebtedness may require a significant amount of cash, and the restrictive covenants contained in our indebtedness could adversely affect our business plan, liquidity, financial condition, and results of operations.

We and our subsidiaries may be required to repay or redeem, or to pay interest on, the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the March 2023 Lucid Senior Convertible Note (collectively, the “Senior Convertible Notes”) or any future permitted indebtedness incurred by us or our subsidiaries, in cash. Despite our right to pay the interest and principal balance of the Senior Convertible Notes by issuing shares of our common stock, we may be required to repay such indebtedness in cash, if we do not meet certain customary equity conditions (including minimum price and volume thresholds) or in certain other circumstances. For example, we may be required to repay the outstanding principal balance and accrued but unpaid interest, along with a premium, upon the occurrence of certain changes of control or an event of default.

Our ability to make payments of the principal of, to pay interest on, or to redeem our indebtedness in cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We have not generated material revenue from operations to date, and our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. In addition, the Senior Convertible Notes contain, and any future indebtedness may contain, restrictive covenants, including financial covenants. These payment obligations and covenants could have important consequences on our business. In particular, they could:

●	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness;
●	limit, among other things, our ability to borrow additional funds and otherwise raise additional capital, and our ability to conduct acquisitions, joint ventures or similar arrangements, as a result of our obligations to make such payments and comply with the restrictive covenants in the indebtedness;
●	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

●	increase our vulnerability to general adverse economic and industry conditions; and
●	place us at a competitive disadvantage compared to our competitors that have lower fixed costs.

The debt service requirements of any other permitted indebtedness we incur or issue in the future, as well as the restrictive covenants contained in the governing documents for any such indebtedness, could intensify these risks. For example, while the Company is currently in compliance with the financial covenants under the Senior Convertible Notes it has issued, from time to time since the date of issuance of such notes (including, in the case of the indebtedness to market capitalization ratio test under such notes, as of December 31, 2023), the Company was not in compliance with certain financial covenants thereunder. The holders of such notes agreed to waive any such non-compliance through August 31, 2024 in consideration of our agreement to pay a $2,000,000 consent fee in cash (or in such other form as may be mutually agreed in writing) by April 25, 2024. However, there can be no assurance that we will have the cash to make such payment or that the holders will be willing to accept payment in another form of consideration, or if they are willing to do so, that it will be on terms and conditions agreeable to us. There is also no assurance that the holders will be willing to waive any future non-compliance with this or any other provision under the Senior Convertible Notes, or if they are willing to do so, if the terms on which they are so willing will be acceptable to us.

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

The accounting method for convertible debt securities that may be settled in cash, such as the Senior Convertible Notes, could have a material effect on our reported financial results.

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

We intend to continue to try to raise capital through each of our subsidiaries to support our business growth. Because we have not generated substantial revenue or cash flow to date, unless we are able to generate substantial revenue in the near-term (which we do not anticipate being able to do), we will require additional funds to:

●	Continue our research and development;
●	Pursue clinical trials;
●	Commercialize our new products and services;
●	Achieve market acceptance of our products and services;
●	Establish and expand our sales, marketing, and distribution capabilities for our products and services;
●	Protect our intellectual property rights or defend, in litigation or otherwise, any claims we infringe third-party patents or other intellectual property rights;

●	Invest in businesses, products and technologies, although we currently have no commitments or agreements relating to do so;
●	Otherwise fund our operations.

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

The only two products, EsoGuard and the Veris Cancer Care Platform, that we are actively seeking to commercialize have not generated substantial revenue from product sales to date. Accordingly, we will need to find other sources of capital to fund their activities, and there can be no assurance that we will be able to do so. We may also encounter difficulties retaining and managing the specialized workforce our activities require. We may seek to partner with others to assist us with any or all of these functions, although we may be unable to find appropriate third parties with whom to enter into these arrangements.

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

Establishing and maintaining sales, marketing and medical affairs capabilities will be expensive and time-consuming. Our expenses associated with maintaining our sales force may be disproportional compared to the revenues we may be able to generate on sales of our EsoGuard test and the Veris Cancer Care Platform or any future tests or other products. Establishing and maintaining these capabilities may require our raising additional capital, which we may be unable to do.

Our products may never achieve market acceptance.

To date, we have not generated significant sales revenues from our products and services. Our ability to generate sales revenues from product and services, and to achieve profitability will depend upon our ability to successfully commercialize our products and services. As we only relatively recently began to market our two products and services for sale, we have no basis to predict whether our current products and services (or potential future products and services) will achieve market acceptance. A number of factors may limit the market acceptance of any of our products, including:

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

We may expend considerable funds and other resources on the development of new and existing products without any guarantee these products will be successful. If we are not successful in bringing one or more products to market, whether because we fail to address marketplace demand, fail to develop viable technologies or otherwise, we may not generate any revenues and our results of operations could be seriously harmed.

We may not obtain the expected benefits of the incubator financing structure and may incur additional costs.

We believe that the incubator financing structure will provide us with future benefits. These expected benefits are not guaranteed and may not be obtained if market conditions or other circumstances prevent us from taking advantage of the investment, financing and structuring flexibility we expect to gain as a result of the incubator financing structure. If we fail to achieve some or all of the expected benefits of our incubator financing structure, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. The implementation of our incubator financing structure also may result in substantial direct costs, which are expected to consist primarily of attorneys’ fees and accountants’ fees, as well as loss of certain efficiencies. Moreover, the incubator financing structure may be not fully insulate the liabilities of our subsidiaries from each other or from PAVmed, especially if we do not observe the requisite corporate formalities or adequately capitalize PAVmed or its subsidiaries.

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

Our ability to successfully carry out our business plan is dependent upon the efforts of our key personnel. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. The unexpected loss of the services of our key personnel could have a detrimental effect on us. We may also be unable to attract and retain additional key personnel in the future. We are limited in shares available for issuance under our long-term incentive plan, which could limit our ability to attract and retain key personnel, until such amount is increased. An inability to attract and retain key personnel may impact our ability to continue and grow our operations.

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

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business. These factors include:

●	challenges associated with cultural differences, languages and distance;
●	differences in clinical practices, needs, products, modalities and preferences;
●	longer payment cycles in some countries;
●	credit risks of many kinds;
●	legal and regulatory differences and restrictions;
●	currency exchange fluctuations;
●	foreign exchange controls that might prevent us from repatriating cash earned in certain countries;
●	political and economic instability and export restrictions;
●	variability in sterilization requirements for multi-usage surgical devices;
●	potential adverse tax consequences;
●	higher cost associated with doing business internationally;
●	challenges in implementing educational programs required by our approach to doing business;
●	negative economic developments in economies around the world and the instability of governments, including the threat of war, terrorist attacks, epidemic or civil unrest;
●	adverse changes in laws and governmental policies, especially those affecting trade and investment;
●	health epidemics and /or pandemics, such as the COVID-19 pandemic, epidemics resulting from the Ebola virus, or the enterovirus, or the avian influenza virus, or the pandemic resulting from a novel strain of a coronavirus designated “Severe Acute Respiratory Syndrome Coronavirus 2” - or “SARS-CoV-2”, which may adversely affect our workforce as well as our local suppliers and customers;
●	import or export licensing requirements imposed by governments;
●	differing labor standards;
●	differing levels of protection of intellectual property;
●	the threat that our operations or property could be subject to nationalization and expropriation;
●	varying practices of the regulatory, tax, judicial and administrative bodies in the jurisdictions where we operate; and
●	potentially burdensome taxation and changes in foreign tax.

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

Risks Associated with Healthcare Regulation, Billing and Reimbursement, and Product Safety and Effectiveness If private or governmental third-party payors do not maintain reimbursement for our products at adequate reimbursement rates, we may be unable to successfully commercialize our products which would limit or slow our revenue generation and likely have a material adverse effect on our business.

Successful commercialization of Lucid’s EsoGuard test and EsoCheck device, and of any other product or service we develop, license or acquire depends, in large part, on the availability of adequate reimbursement from private or governmental third-party payors.

EsoGuard’s PLA code 0114U has been granted “gapfill” determination through the CMS CLFS process, allowing us to engage directly with Medicare Administrative Contractor (“MAC”) Palmetto GBA, whose Molecular Diagnostics Program (“MolDx”) performs technical assessment of molecular diagnostic tests on behalf of itself and other MACs. Although CMS granted EsoGuard final Medicare payment determination of $1,938.01, effective January 1, 2021, we have not received a final Medicare local coverage determination from MolDx. Most recently, in May 2023, a final Local Coverage Determination (“LCD”) L39256, entitled “Molecular Testing for Detection of Upper Gastrointestinal Metaplasia, Dysplasia, and Neoplasia” became effective on the CMS website by MAC Palmetto GBA. (A substantially identical LCD was published by Noridian Healthcare Solutions, the MAC whose geographic jurisdiction covers our CLIA laboratory in Lake Forest, CA.) The LCD outlines criteria for future coverage that MolDX expects upper gastrointestinal precancer and cancer molecular diagnostic tests to meet. These criteria include active GERD with at least two risk factors, as well as evidence of analytic validity, clinical validity, and clinical utility. Although the LCD indicated that it found that no currently existing test has fulfilled all these criteria, it indicated that it will “monitor the evidence and may revise this determination based on the pertinent literature and society recommendations.” Lucid expects to submit EsoGuard for Technical Assessment under this foundational LCD later this year. However, even if Lucid does submit EsoGuard for Technical Assessment as currently planned, there can be no assurance that MolDx will determine that EsoGuard meets the criteria for coverage as specified in the LCD. If Lucid is not granted coverage, or if a determination is substantially delayed, that could have a material adverse effect on Lucid’s ability to commercialize EsoGuard.

Commercial third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new healthcare products. As a result, there is uncertainty surrounding whether EsoGuard or EsoCheck, or any other product or service we develop, will be eligible for coverage by third-party payors or, if eligible for coverage, what the reimbursement rates will be. For example, with respect to EsoGuard and EsoCheck, reimbursement of esophageal precancer and cancer screening by a third-party payor may depend on a number of factors, including a payor’s determination that tests using these technologies are sufficiently sensitive and specific for esophageal cancer and precancer; not experimental or investigational; approved or recommended by the major guidelines organizations; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective.

Coverage determinations and reimbursement rates are also subject to the effects of federal and state coverage mandates and other healthcare regulations and reform initiatives as described below. As noted below, federal and state coverage mandates may be deemed not to apply to EsoGuard and EsoCheck (or any other product or service we develop), may be interpreted in a manner unfavorable to us, may be difficult to enforce and are subject to repeal or modification.

In addition to the risk of adverse reimbursement decisions, we also may experience material delays in obtaining such reimbursement decisions and payment that are beyond our control. Further, there can be no assurance that CMS and other third-party payors who initially decide to cover our products will continue to do so. Coverage determinations and reimbursement rates are subject to change, including as a result of reimbursement rate adjustments under the Protecting Access to Medicare Act of 2014, (“PAMA”) as described below, and we cannot guarantee that even if we initially achieve coverage and adequate reimbursement rates, they will continue to be applicable to our products in the future. Furthermore, it is possible that Medicare or other federal payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us.

If we are unable to obtain favorable decisions from third-party payors, including CMS and managed care organizations, approving reimbursement at adequate levels for our EsoGuard test and EsoCheck device, and any other product or service we may develop, or if coverage is later revoked or reimbursement levels are reduced, our commercial success will be compromised, our ability to raise capital may be restricted and our revenues would be significantly limited. Healthcare providers may be reluctant to prescribe our products if they believe that reimbursement for the test will not be available for a significant number of their patients.

Even where a third-party payor agrees to cover EsoGuard and EsoCheck or any other product or service we develop at an adequate reimbursement rate, other factors may have a significant impact on the actual reimbursement we receive from that payor. For example, if we do not have a contract with a given payor, we may be deemed an “out-of-network” provider by that payor, which could result in the payor allocating a portion of the cost of the product or service to the patient, notwithstanding any applicable coverage mandate. We may be unsuccessful in our efforts to enter into, or maintain, a network contract with a given payor, and we expect that our network status with a given payor may change from time to time for a variety of reasons, many of which may be outside our control. To the extent a product or service is out of network for a given payor, physicians may be less likely to prescribe such product or service for their patients and their patients may be less likely to comply with those prescriptions that are written. Also, some payors may require that they give prior authorization for a product or service before they are willing to pay for it or review claims post-service to ensure the service was medically appropriate for specific patients. Prior authorization and other medical management practices may require that we, patients or physicians provide the payor with extensive medical records and other information. Prior authorization and other medical management practices impose a significant additional cost on us, may be difficult to comply with given our position as a laboratory that generally does not have direct access to patient medical records, may make physicians less likely to prescribe our product or service for their patients, and may make patients less likely to comply with physician orders for the same, all or any of which may have an adverse effect on our revenues. Payment rates also may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services.

FDA has proposed a policy under which it would phase out its general enforcement discretion approach for LDTs so that IVDs manufactured at a laboratory would generally fall under the same enforcement approach as other IVDs. While we are confident that the proposed policy will not have a material impact on our business, there can be no assurance that will be the case.

In October 2023, FDA proposed a policy under which FDA intends to phase out its general enforcement discretion approach for LDTs so that IVDs (like EsoGuard) manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs. If finalized, FDA believes that this phaseout may also foster the manufacturing of innovative IVDs for which FDA has determined there is a reasonable assurance of safety and effectiveness. As such, FDA has structured the proposed phaseout policy to contain five key stages:

●	Stage 1: End the general enforcement discretion approach with respect to Medical Device Regulation (MDR) requirements and correction and removal reporting requirements 1 year after FDA publishes a final phaseout policy, which FDA intends to issue in the preamble of the final rule.
●	Stage 2: End the general enforcement discretion approach with respect to requirements other than MDR, correction and removal reporting, Quality System (QS), and premarket review requirements 2 years after FDA publishes a final phaseout policy.
●	Stage 3: End the general enforcement discretion approach with respect to QS requirements 3 years after FDA publishes a final phaseout policy.
●	Stage 4: End the general enforcement discretion approach with respect to premarket review requirements for high-risk IVDs 3.5 years after FDA publishes a final phaseout policy, but not before October 1, 2027.
●	Stage 5: End the general enforcement discretion approach with respect to premarket review requirements for moderate risk and low risk IVDs (that require premarket submissions) 4 years after FDA publishes a final phaseout policy, but not before April 1, 2028.

It is currently anticipated that FDA will finalize the proposed policy by April 2024. Once the final policy is released, we will implement the QS requirements in the recommended staged approach and conduct pre-submission meetings with FDA to seek agreement on regulatory pathway for EsoGuard premarket submission. As required by the final policy, Lucid will submit the regulatory premarket submission to the FDA as per the timeframe defined in the final policy. We are confident that the proposed policy will not have a commercial impact as Lucid already has a robust QS management platform for medical devices and EsoGuard will be able to transition to the platform to fulfill the QS requirements, if and when required by FDA. However, there can be no assurance that Lucid will be able to successfully transition the platform to fulfill the QS requirements, if and when required by FDA, and its failure to do so could have a material impact on Lucid’s ability to commercialize EsoGuard and on our business as a whole.

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

As the Company’s clinical trials are completed as planned, it cannot be certain that study results will support product candidate claims or that the FDA or foreign regulatory authorities will agree with our conclusions regarding them. Success in pre-clinical evaluation and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses or otherwise influence medical decisions in the manner we need to show to evidence the clinical utility of our product candidates, which could cause us to abandon a product candidate and may delay development of others. In addition, if clinical data does not support our product candidate claims, the FDA could then bring legal or regulatory enforcement actions against the Company and/or its products including, but not limited to, recalls or requirements for pre-market 510(k) authorizations. The Company can give no assurance that its data will be substantiated in studies involving more patients. In such a case, the Company may never achieve significant revenues or profitability. Any delay or termination of our clinical trials will delay the filing of any related product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues (in particular where evidence of clinical utility is a critical factor to payor’s decisions around reimbursement). It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.

Our principal ongoing clinical trials are those that relate to EsoGuard. For a summary of the status and certain information concerning the results of those trials, please see above under “Background and Overview—EsoGuard and EsoCheck—Clinical Utility and Clinical Trials”.

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

As of December 31, 2023, our management and their affiliates collectively owned approximately 11% of our issued and outstanding shares of common stock. Accordingly, these individuals would have considerable influence regarding the outcome of any transaction that requires stockholder approval. Furthermore, our Board of Directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” Board of Directors, only a minority of the Board of Directors will be considered for election in any given year and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome.

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

Our stock price is likely to be volatile. The stock market in general, and the market for life science companies, and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including the following:

●	factors in the public trading market for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging and other trading factors;
●	speculation in the press or investment community about our company or industry;
●	our ability to successfully commercialize, and realize revenues from sales of, any products we may develop;
●	the performance, safety and side effects of any products we may develop;
●	the success of competitive products or technologies;
●	results of clinical studies of any products we may develop or those of our competitors;
●	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to any products we may develop;
●	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional products or other products we may develop;
●	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
●	developments concerning our ability to bring our manufacturing processes to scale in a cost-effective manner;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	the recruitment or departure of key personnel;
●	changes in the structure of healthcare payment systems;
●	market conditions in the medical device, pharmaceutical and biotechnology sectors;
●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;
●	general economic, industry and market conditions; and
●	the other risks described in this “Risk Factors” section.

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

As of December 31, 2023, there were 8,578,505 shares of our common stock issued and outstanding, and, as of such date, we also had issued and outstanding:

(i) stock options to purchase 1,192,458 shares of our common stock at a weighted average exercise price of $26.18 per share, with such total number inclusive of both stock options granted under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan (“PAVmed 2014 Equity Plan”); 77,518 shares of our common stock reserved for issuance, but not subject to outstanding stock-based equity awards under the PAVmed 2014 Equity Plan; and 7,528 shares of our common stock reserved for issuance under the PAVmed Inc. Employee Stock Purchase Plan (“PAVmed ESPP”)

(ii) 11,937,450 Series Z Warrants, representing the right to purchase 795,830 shares of the Company’s common stock at an exercise price of $23.48 per whole share; and

(iii) 1,305,213 shares of Series B Convertible Preferred Stock, convertible into 87,015 shares of our common stock.

In addition, the Senior Convertible Notes have a current outstanding principal amount of $26.7 million, which are convertible into 355,520 shares of our common stock (assuming the Senior Convertible Notes were converted in full on such date at the initial fixed conversion price of $75.00 per share). The number of shares of common stock to be issued under the Senior Convertible Notes may be substantially greater than the estimate set forth in this paragraph, if we pay the interest and the installments of principal in shares of our common stock, because in such cases (and in certain other cases as described elsewhere in this Annual Report on Form 10-K) the number of shares issued will be determined based on the then current market price (but in any event not more than fixed conversion price per share or less than a floor price specified in the notes). We cannot predict the market price of our common stock at any future date, and therefore, we are unable to accurately forecast or predict the total amount of shares that ultimately may be issued under these notes. In addition, the number of shares issued under these notes may be substantially greater if we voluntarily lower the conversion price, which we are permitted to do pursuant to the terms thereof.

The issuance of these shares will dilute our other equity holders, which could cause the price of our common stock to decline.

We do not intend to pay any cash dividends on our common stock at this time.

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

We have made distributions of shares of Lucid common stock to our shareholders in the past, but there is no assurance we will do so in the future.

On February 15, 2024, the Company distributed by special dividend to the Company stockholders 3,331,747 shares of Lucid Diagnostics common stock held by the Company. On such date, each PAVmed shareholder as of the January 15, 2024 record date received a stock dividend of approximately 38 shares of Lucid common stock for every 100 shares of PAVmed common stock they held as of such date. However, our Board of Directors has no intention to make any further distributions of shares of Lucid common stock or other assets at this time.

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

Although our management determined that our internal control over financial reporting was effective as of December 31, 2023, we may experience material weaknesses in our internal control over financial reporting in the future. Any necessary remediation efforts would place a significant burden on management and add increased pressure to our financial resources and processes. If we were are unable to successfully remediate any material weaknesses in our internal control over financial reporting that may be identified in the future in a timely manner, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness may be adversely affected; we may be unable to maintain or regain compliance with applicable securities laws, the listing requirements of the Nasdaq Stock Market; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; our reputation may be harmed; and our stock price may decline.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Governance

Our board administers its cybersecurity risk oversight function directly through our audit committee. Our audit committee has primary responsibility for overseeing our risk assessment and risk management policies (including with respect to cybersecurity matters). Our audit committee regularly discusses with management, counsel, and auditors the Company’s major risk exposures. This includes potential financial impact on the Company and the steps taken to monitor and control those risks. Additionally, our board is informed regarding the risks facing the Company and coordinates with management and our cybersecurity team to ensure our board receives regular risk assessment updates from management.

We retain Techneto, Inc. d/b/a CyberTeam (“CyberTeam”), a third party vendor that reports directly to our Chief Operating Officer, to be responsible for identifying, assessing and managing the Company’s risks from cybersecurity threats. CyberTeam has been with the Company since its inception and has over 25 years of experience in cybersecurity.

CyberTeam provides our board and executive leadership team with periodic updates about our cybersecurity program and material risks. This includes updates on cybersecurity practices, programs, and the status of projects designed to strengthen internal cybersecurity and data protection.

Risk Management and Strategy

Processes for identifying and assessing cybersecurity risks

Senior management, with the support of CyberTeam, monitors current events and trends related to cybersecurity and assesses any potential impact on current systems and operations. Third-party partners who are in possession of our confidential information are generally required to notify us in the event of a cybersecurity incident within their systems that have, or are reasonably likely to, compromise the security of such information. When appropriate, we enlist CyberTeam to perform a risk and security assessment of the cybersecurity protocols and procedures of critical third-party partners.

Processes for managing cybersecurity risks

CyberTeam tracks risks and incidents related to cybersecurity until the risk is mitigated to an acceptable level or fully remediated. When risks are identified, CyberTeam oversees mitigation plans with the risk owner which are communicated to necessary teams and remediation steps are taken.

Processes for incorporating cybersecurity risks into the overall risk management process

Our process for identifying, assessing, and managing risks related to cybersecurity generally involves CyberTeam regularly meeting with our executive leadership team, and when appropriate, our board and/or audit committee to discuss cybersecurity related risks identified and the potential likelihood and severity of each risk.

Currently, we are not aware of any risks from cybersecurity threats, or from previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company.

Item 2. Property

Our corporate offices are located at 360 Madison Avenue, 25th Floor, New York, NY 10017. The lease for this space is for seven years and eight months, starting on February 1, 2023, and may not be terminated prior to expiration of its stated term, except in limited circumstances due to misconduct by our landlord. The Company or its subsidiaries also have entered into leases for a research and development facility in Massachusetts with 7,375 square feet, which has a remaining term expiring April 30, 2027, a CLIA laboratory in California with 21,019 square feet, which has a remaining term expiring December 31, 2024, and an office space in Pennsylvania with 4,300 square feet, which has a remaining term expiring October 31, 2027. We also have lease agreements for our Lucid Test Centers in various locations in Arizona, California, Colorado, Florida, Idaho, Illinois, Nevada, Ohio, Oregon, Texas and Utah that in the aggregate approximate 15,048 square feet. At this time, we consider our facility space to be commensurate with our current operations. Notwithstanding, we may obtain additional space in the future, as warranted by our business operations.

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

Part II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is traded on the Nasdaq Capital Market under the symbol “PAVM” and our Series Z Warrants are traded on the Nasdaq Capital Market under the symbol “PAVMZ.” On March 7, 2024, the Company received a notice from the Nasdaq Listing Qualifications Department stating that, for the preceding 30 consecutive business days (through March 6, 2024), the market value of the Company’s listed securities had been below the minimum of $35 million required for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). The notification letter stated that the Company would be afforded 180 calendar days (until September 3, 2024) to regain compliance. See “Recent Developments—Business—Nasdaq Notice” in Item 7 below for more information.

Holders

As of March 21, 2024, there were 9,172,331 shares of our common stock outstanding. Our shares of common stock are held by an estimated 225 holders of record and we believe our shares of common stock are held by significantly more beneficial owners.

Dividends

Common Stock

We have not paid any cash dividends on our common stock to date.

Any future decisions regarding cash dividends will be made by our board of directors. We do not anticipate paying cash dividends in the foreseeable future but expect to retain earnings to finance the growth of our business. Subject to the restrictions described below and applicable law, our board of directors has complete discretion on whether to pay cash dividends. Even if our board of directors decides to pay cash dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, amongst and other factors deemed relevant.

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

We have paid one in-kind dividend on our common stock to date. On February 15, 2024, we distributed by special dividend to our stockholders 3,331,747 shares of Lucid common stock held by us. On such date, each of our stockholders as of the January 15, 2024 record date received a stock dividend of approximately 38 shares of Lucid common stock for every 100 shares of PAVmed common stock they held as of such date. Our board of directors has no present intention to pay any further in-kind dividends.

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock has a par value of $0.001 per share, no voting rights, a stated value of $3.00 per share, and at the holders’ election, every fifteen shares of Series B Convertible Preferred Stock is convertible into one whole share of our common stock .

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

During the period ended December 31, 2022 at each of the respective holders’ election, a total of 45 shares of Series B Convertible Preferred Stock were converted into 3 shares of common stock of PAVmed Inc, adjusted for the 1-for-15 reverse stock split effective December 7, 2023, as disclosed in Note 3, Summary of Significant Accounting Policies. There were no Series B Convertible Preferred Stock converted during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company’s board of directors declared an aggregate of approximately $298 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2022; March 31, 2023; June 30, 2023; and September 30, 2023, which have been settled by the issue of an additional aggregate 99,454 shares of Series B Convertible Preferred Stock.

During the year ended December 31, 2022, the Company’s board of directors declared an aggregate of approximately $276 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2021; March 31, 2022; June 30, 2022; and September 30, 2022, which have been settled by the issue of an additional aggregate 91,885 shares of Series B Convertible Preferred Stock.

Subsequent to December 31, 2023, the Company’s board of directors declared a Series B Convertible Preferred Stock dividend, earned as of December 31, 2023, of $78, to be settled by the issue of 26,123 additional shares of Series B Convertible Preferred Stock.

Recent Sales of Unregistered Securities

Except as previously disclosed in our current reports on Form 8-K and quarterly reports on Form 10-Q or as described under the heading “Recent Developments—Financing” in Item 7 below, we did not sell any unregistered securities or repurchase any of our securities during the fiscal year ended December 31, 2023.

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

Overview

PAVmed is structured to be a multi-product life sciences company organized to advance a pipeline of innovative healthcare technologies. Led by a team of highly skilled personnel with a track record of bringing innovative products to market, PAVmed is focused on innovating, developing, acquiring, and commercializing novel products that target unmet needs with large addressable market opportunities. Leveraging our corporate structure—a parent company that will establish distinct subsidiaries for each financed asset—we have the flexibility to raise capital at the PAVmed level to fund product development, or to structure financing directly into each subsidiary in a manner tailored to the applicable product, the latter of which is our current strategy given prevailing market conditions.

Our current focus is multi-fold. We continue to pursue commercial expansion and execution of EsoGuard, which is the flagship product of our majority-owned subsidiary Lucid Diagnostics Inc. (Nasdaq: LUCD) (“Lucid” or “Lucid Diagnostics”). In addition, through a separate majority-owned subsidiary, Veris Health Inc. (“Veris” or “Veris Health”), we are focused on entering into strategic partnership opportunities with leading academic oncology systems to expand access to the Veris Platform. In terms of other existing products and technologies, we have created an incubator-type platform where we are looking to obtain financing on a product-by-product basis as necessary to advance each asset to a meaningful inflection point along its path to commercialization. Finally, as resources permit, we will continue to explore external innovations that fulfill our project selection criteria without limiting ourselves to any target sector, specialty or condition.

See Part I, Item 1, Business above for a more detailed summary of the medical device, diagnostics, and digital health sectors and our key products, including in particular EsoGuard and the Veris Platform, which are currently our two leading products.

Recent Developments

Business

Series Z Warrant Modification

On December 4, 2023, the Company announced the extension of the Company’s Series Z Warrants, by 12 months, to April 30, 2025.

In addition, as a result of the reverse stock split, described below, the Series Z Warrants became exercisable to purchase one whole share of common stock of the Company at an exercise price of $24.00, which exercise price per whole share was further reduced to $23.48 as described below under the heading “PAVmed Distribution of Lucid Diagnostics Common Stock to Shareholders”. The Company recognized the incremental value associated with the Series Z Warrants modification for the term extension as a deemed dividend charge of $1.8 million and as an increase of net loss available to common stockholders on the consolidated statements of operations in 2023.

Reverse Stock Split

On December 7, 2023, the Company implemented a 1-for-15 reverse stock split of its common stock and reduced its authorized shares from 250,000,000 to 50,000,000, each in accordance with shareholder approval granted at a March 31, 2023 special meeting of the Company’s stockholders. The Company filed an amended Certificate of Incorporation reflecting the reduction in authorized shares.

The purpose of the reverse stock split was to regain compliance with the $1 minimum bid price requirement for continued listing on the Nasdaq Capital Market. Indeed, on January 7, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq, stating the Company had regained compliance with such requirement.

Management Services Agreement/Payroll Benefits and Expense Reimbursement Agreement with Lucid Diagnostics

On March 22, 2024, PAVmed and Lucid entered into an eighth amendment to the the management services agreement between PAVmed and Lucid (“MSA”) to increase the monthly fee thereunder from $0.75 million per month to $0.83 million per month, effective as of January 1, 2024. The amendment also reset the maximum number of shares issuable under the agreement to 19.99% of the shares outstanding as of the date of the amendment.

On January 26, 2024, in accordance with the MSA and the payroll, benefits and expense reimbursement agreement between PAVmed and Lucid (“PBERA”), PAVmed elected to receive payment of approximately $4.7 million of fees and reimbursements accrued under the MSA and the PBERA through the issuance of 3,331,771 shares of Lucid’s common stock.

PAVmed Distribution of Lucid Diagnostics Common Stock to Shareholders

On February 15, 2024, the Company distributed by special dividend to the Company stockholders 3,331,747 shares of Lucid Diagnostics common stock held by the Company. On such date, each PAVmed shareholder as of the January 15, 2024 record date received a stock dividend of approximately 38 shares of Lucid common stock for every 100 shares of PAVmed common stock they held as of such date. The shares distributed were approximately equal to the number of shares of common stock that Lucid issued to PAVmed on or about January 26, 2024 in satisfaction of certain intercompany obligations due to Lucid from PAVmed, as discussed above.

This distribution constituted an “Extraordinary Dividend” as defined in the warrant agreement that governs the Company’s Series Z Warrants. As a result, pursuant to the warrant agreement, the exercise price under the Series Z Warrants per full share of PAVmed common stock was automatically decreased by $0.52 (the fair market value of 0.37709668 of a share of Lucid Diagnostics’ common stock) to $23.48 per share.

Nasdaq Notice

On March 7, 2024, the Company received a notice from the Nasdaq Listing Qualifications Department stating that, for the preceding 30 consecutive business days (through March 6, 2024), the market value of the Company’s listed securities (“MVLS”) had been below the minimum of $35 million required for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). The notification letter stated that the Company would be afforded 180 calendar days (until September 3, 2024) to regain compliance. In order to regain compliance, the Company’s MVLS must close at $35 million or more for a minimum of ten consecutive business days. The notification letter also states that in the event the Company does not regain compliance prior to the expiration of the 180-day period, the Company will receive written notification that its securities are subject to delisting. The Nasdaq notification has no effect at this time on the listing of the Company’s common stock or Series Z warrants, and the stock and warrants will continue to trade uninterrupted under the symbol “PAVM” and “PAVMZ”, respectively.

Incubator Program

On March 21, 2024, the Company announced that it has launched a wholly owned incubator, PMX, to complete development and commercialization of existing portfolio technologies, including PortIO, EsoCure and CarpX. PMX and Hatch Medical, L.L.C. (“Hatch Medical”), a medical device incubator and technology brokerage firm, have executed a joint venture agreement to advance the technologies.

Pursuant to the joint venture agreement, PAVmed will assign PortIO, EsoCure and CarpX to its wholly owned incubator, PMX. Starting with PortIO, the Company will seek to independently finance a separate subsidiary of the incubator to develop and commercialize each technology. Hatch Medical will provide strategic advisory and brokerage services to the subsidiary to advance the technology through key milestones and, subsequently, seek to engage a strategic partner to acquire, license or distribute the commercial product.

Financing

Securities Purchase Agreement - March 31, 2022 - Senior Secured Convertible Note - April 4, 2022 and Senior Secured Convertible Note - September 8, 2022

Effective as of March 12, 2024, the Company entered into an amendment and waiver (the “Note Amendment and Waiver”) with the holder of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note (each such term as defined below). Pursuant to the Note Amendment and Waiver, the maturity date of the April 2022 Senior Convertible Note was extended to April 4, 2025 and the maturity date of the September 2022 Senior Convertible Note was extended to September 8, 2025, in each case subject to further extension in certain circumstances. The holder of the such note also waived, for the period commencing on December 1, 2023 and ending on August 31, 2024, the financial covenant contained in such notes requiring that the ratio of (a) the outstanding principal amount of the notes, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, not exceed 30%, and that the Company’s market capitalization not be less than $75 million. In consideration of the Note Amendment and Waiver, the Company agreed to pay the holder of the notes $2,000,000 in cash (or in such other form as may be mutually agreed in writing) by April 25, 2024.

See our accompanying consolidated financial statements Note 13, Debt, for further discussion of the SPA dated March 31, 2022 and the senior convertible notes.

Financing - continued

Lucid Diagnostics - Preferred Stock Offerings

On March 13, 2024, Lucid entered into subscription agreements (each, a “Series B Subscription Agreement”) and exchange agreements (each, an “Exchange Agreement”) with certain accredited investors (collectively, the “Series B Investors”), which agreements provided for (i) the sale to the Series B Investors of 12,495 shares of Lucid’s newly designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Lucid Series B Preferred Stock”), at a purchase price of $1,000 per share, and (ii) the exchange by the Series B Investors of 13,625 shares of Lucid’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Lucid Series A Preferred Stock”), and 10,670 shares of Lucid’s Series A-1 Convertible Preferred Stock, par value $0.001 per share (the “Lucid Series A-1 Preferred Stock”), held by them for 31,790 shares of Lucid Series B Preferred Stock (collectively, the “Lucid Series B Offering and Exchange”). Prior to the execution of the Series B Subscription Agreements and the Exchange Agreements, Lucid entered into subscription agreements with certain of the Series B Investors providing for the sale to such investors of 5,670 shares of Lucid Series A-1 Preferred Stock, at a purchase price of $1,000 per share, which shares the investors immediately agreed to exchange for shares of Lucid Series B Preferred Stock pursuant to the Exchange Agreements (and are included in the 10,670 shares of Lucid Series A-1 Preferred Stock set forth above). Each share of the Lucid Series B Preferred Stock has a stated value of $1,000 and a conversion price of $1.2444. The terms of the Lucid Series B Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of Lucid common stock into which such Lucid Series B Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The Lucid Series B Preferred Stock is a voting security. The aggregate gross proceeds to Lucid of these transactions was $18.16 million (inclusive of $5.67 million of aggregate gross proceeds from the sale of the Lucid Series A-1 Preferred Stock that was immediately exchanged for Lucid Series B Preferred Stock in the transactions).

As a result of 100% of the then-outstanding shares of Lucid Series A Preferred Stock and Lucid Series A-1 Preferred Stock being exchanged for shares of Lucid Series B Preferred Stock in the Lucid Series B Offering and Exchange, no shares of Lucid Series A Preferred Stock or Lucid Series A-1 Preferred Stock remain outstanding.

On October 17, 2023, Lucid sold 5,000 shares of Lucid Series A-1 Preferred Stock, solely to accredited investors (all of which were including in the 10,670 shares of Lucid Series A-1 Preferred exchanged for Lucid Series B Preferred Stock in the Lucid Series B Offering and Exchange). The aggregate gross proceeds to Lucid of this offering was $5.0 million.

PAVmed Inc. ATM Facility

In December 2021, we entered into an “at-the-market offering” for up to $50 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor. In March 2023, the “at-the-market offering” became subject to General Instruction I.B.6 of Form S-3, which limits sales of our securities under this instruction in any 12-month period to one-third of the aggregate market value of our public float (unless our public float rises to $75 million or more, in which case the instruction will cease to apply). As a result of this limitation and our then-current public float, in May 2023, we amended our “at-the-market offering” to cover up to an additional $18 million of our common stock. In the year ended December 31, 2023, the Company sold 321,288 shares through its at-the-market equity facility for net proceeds of approximately $1.8 million, after payment of 3% commissions.

Lucid Diagnostics Inc. - Committed Equity Facility and ATM Facility

In March 2022, Lucid Diagnostics entered into a committed equity facility with a Cantor affiliate. Under the terms of the committed equity facility, the Cantor affiliate has committed to purchase up to $50 million of Lucid Diagnostics’ common stock from time to time at Lucid Diagnostics’ request. While there are distinct differences, the committed equity facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows Lucid Diagnostics to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of December 31, 2023.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. In the year ended December 31, 2023, Lucid Diagnostics sold 230,068 shares through its at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions.

Results of Operations

Overview

Revenue

The Company recognized revenue resulting from the delivery of patient EsoGuard test results when the Company considered the collection of such consideration to be probable to the extent that it is unconstrained. Additionally, in the three months ended March 31, 2022, revenue was recognized with respect to the EsoGuard Commercialization Agreement, dated August 1, 2021, between the Lucid Diagnostics and ResearchDx Inc. (“RDx”), a CLIA certified commercial laboratory service provider. On February 25, 2022, the EsoGuard Commercialization Agreement was terminated upon Lucid’s acquisition, pursuant to the APA-RDx, of certain assets necessary to operate its own CLIA certified laboratory. For a fuller description of the APA-RDx, see Note 5, Asset Purchase Agreement and Management Services Agreement, to our accompanying consolidated financial statements.

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

For the previously terminated EsoGuard Commercialization Agreement in February 2022, the cost of revenue recognized is inclusive of: a royalty fee incurred under our license agreement with CWRU; the cost of EsoCheck devices and EsoGuard mailers (cell sample shipping costs); and Lucid Test Centers operating expenses, including rent expense and supplies.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related costs for employees engaged in sales, sales support and marketing activities, as well as advertising and promotion expenses. We anticipate our sales and marketing expenses will increase in the future, to the extent we expand our commercial sales and marketing operations as resources permit and insurance reimbursement coverage for our EsoGuard test expands.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, travel expenses, facility-related costs, professional fees for accounting, tax, audit and legal services, salaries and related costs for employees involved in third-party payor reimbursement contract negotiations and consulting fees and other expenses associated with obtaining and maintaining patents within our intellectual property portfolio.

We anticipate our general and administrative expenses will increase in the future to the extent our business operations grow. Furthermore, we anticipate continued expenses related to being a public company, including fees and expenses for audit, legal, regulatory, tax-related services, insurance premiums and investor relations costs associated with maintaining compliance as a public company.

Research and development expenses

Research and development expenses are recognized in the period they are incurred and consist principally of internal and external expenses incurred for the development of our products, including:

●	consulting costs for engineering design and development;
●	salary and benefit costs associated with our medical research personnel and engineering personnel;
●	costs associated with regulatory filings;
●	patent license fees;
●	cost of laboratory supplies and acquiring, developing, and manufacturing preclinical prototypes;
●	product design engineering studies; and
●	expenses for facilities maintained solely for research and development purposes.

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

The year ended December 31, 2023 as compared to year ended December 31, 2022

Revenue

In the year ended December 31, 2023, revenue was $2.5 million as compared to $0.4 million in the prior year. The $2.1 million increase principally relates to the revenue for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory. During the year ended December 31, 2022, there was revenue from the EsoGuard Commercialization Agreement with RDx recognized in first two months of the year. The EsoGuard Commercialization Agreement was terminated on February 25, 2022 when Lucid Diagnostics transitioned to its own laboratory operations.

Cost of revenue

In the year ended December 31, 2023, cost of revenue was approximately $6.4 million as compared to $3.6 million in the prior year. The $2.8 million increase was principally related to:

●	approximately $1.6 million increase in EsoCheck and EsoGuard supplies costs; and
●	approximately $1.2 million increase in compensation related costs, including stock-based compensation at Lucid and Veris.

Sales and marketing expenses

In the year ended December 31, 2023, sales and marketing costs were approximately $17.6 million as compared to $19.3 million in the prior year. The net decrease of $1.7 million was principally related to:

●	approximately $1.9 million decrease in third party marketing expenses; and
●	approximately $0.2 million increase in facility-related costs.

General and administrative expenses

In the year ended December 31, 2023, general and administrative costs were approximately $30.9 million as compared to $41.4 million in the prior year. The net decrease of $10.5 million was principally related to:

●	approximately $8.1 million decrease in stock-based compensation, primarily related to decreases at Lucid, partially offset by increases at PAVmed;
●	approximately $3.5 million decrease in third-party professional fees and expenses related to legal services, consulting fees and professional recruiting services;
●	approximately $1.3 million increase in compensation related costs; and
●	approximately $0.2 million decrease related to facility related costs at Lucid, partially offset by an increase in facility related costs at PAVmed.

Research and development expenses

In the year ended December 31, 2023, research and development costs were approximately $14.3 million as compared to $25.3 million in the prior year. The net decrease of $11.0 million was principally related to:

●	approximately $10.1 million decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees; and
●	approximately $0.9 million decrease in third party professional fees and expenses related to consulting.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets increased to $2.0 million in the year ended December 31, 2023, as compared to $1.8 million in the prior year. The increase of $0.2 million in the current period was due to the timing of the acquired intangible assets in 2022.

Results of Operations - continued

The year ended December 31, 2023 as compared to year ended December 31, 2022 - continued

Other Income and Expense

Change in fair value of convertible debt

In the year ended December 31, 2023, the change in the fair value of our convertible notes was approximately $6.0 million of expense, related to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note. The April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized an aggregate of $4.3 million of fair value non-cash expense on the issue dates.

Loss on Issue and Offering Costs - Senior Secured Convertible Note

In the year ended December 31, 2023, in connection with the issue of the Lucid March 2023 Senior Convertible Note, we recognized a total of approximately $1.2 million of lender fees and offering costs paid by us. In the year ended December 31, 2022, in connection with the issue of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note, we recognized a total of approximately $4.3 million of lender fees and offering costs.

Loss on Debt Extinguishment

In the year ended December 31, 2023, a debt extinguishment loss in the aggregate of approximately $3.8 million was recognized in connection with our April 2022 Senior Convertible Note and September 2022 Senior Convertible Note as discussed below.

●	In the year ended December 31, 2023, approximately $6.1 million of principal repayments along with $0.4 million of interest expense thereon, were settled through the issuance of 1,745,824 shares of common stock of the Company, with such shares having a fair value of approximately $10.0 million (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). In addition, the Company paid $0.2 million in cash related to acceleration floor payments on these notes related to the conversion price being below $2.70, recorded as debt extinguishment loss. The conversions resulted in a debt extinguishment loss of $3.8 million in the year ended December 31, 2023.

In comparison, in the year ended December 31, 2022, a debt extinguishment loss in the aggregate of approximately $5.4 million was recognized in connection with our April 2022 Senior Convertible Note as discussed below.

●	In August 2022, approximately $6.0 million of principal repayments along with $0.4 million of interest expense thereon, were settled through the issuance of 479,291 shares of common stock of the Company, with such shares having a fair value of approximately $11.8 million (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in a debt extinguishment loss of $5.4 million in the year ended December 31, 2022.

See Note 13, Debt, to the Financial Statements, for additional information with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note.

Liquidity and Capital Resources

Our current financing strategy is to obtain capital directly into Lucid, Veris and other subsidiaries to fund any product development or other related activities. There are no assurances, however, we will be able to obtain an adequate level of financial resources required for the short-term or long-term commercialization and development of our products and services.

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, and debt. We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. We experienced a net loss before noncontrolling interests of approximately $79.3 million and used approximately $52.0 million of cash in operations for the year ended December 31, 2023. Financing activities provided $31.2 million of cash during the year ended December 31, 2023. We ended the year with cash on-hand of $19.6 million as of December 31, 2023. We expect to continue to experience recurring losses and negative cash flows from operations, and will continue to fund our operations with debt and/or equity financing transactions, including current obligations on the Company’s existing convertible debt which in accordance with management’s plans may include conversions to equity and refinancing our existing debt obligations to extend the maturity date. The Company’s ability to continue operations beyond March 2025 will depend upon generating substantial revenue that is conditioned on obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, increasing revenue through contracting directly with self-insured employers, and on its ability to raise additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued.

Liquidity and Capital Resources - continued

Issue of Shares of Our Common Stock

During the year ended December 31, 2023

●	We issued 58,483 shares of our common stock for proceeds of approximately $0.3 million under the PAVmed Employee Stock Purchase Plan (“ESPP”), as such plan is discussed in Note 14, Stock-Based Compensation, to the Financial Statements.
●	We issued 321,288 shares of our common stock for net proceeds of approximately $1.8 million, after payment of 3% commissions, from the sale of shares through PAVmed’s at-the-market equity facility through Cantor. See below for more information.
●	We issued 100,000 shares of our common stock to a service provider as the consideration for services rendered. The issued shares of common stock had a fair value of approximately $0.6 million. See Note 16, Common Stock and Common Stock Purchase Warrants for additional discussion.
●	We issued 1,745,824 shares of our common stock in satisfaction of approximately $6.1 million of principal repayments along with approximately $0.4 million of interest expense thereon under the April 2022 Senior Convertible Note and September 2022 Senior Convertible Note.

Securities Purchase Agreement - March 31, 2022 - Senior Secured Convertible Notes - April 4, 2022 and September 8, 2022

Effective as of March 31, 2022, we entered into the SPA with an accredited investor, pursuant to which we agreed to sell, and the investor agreed to purchase an aggregate of $50.0 million face value principal of Senior Secured Convertible Notes. The SPA provided for the sale of the initial Senior Secured Convertible Note with a face value principal of $27.5 million, which closed on April 4, 2022 (referred to as the “April 2022 Senior Convertible Note”). The SPA also provided for sales of additional Senior Secured Convertible Notes in one or more additional closings (upon the satisfaction of certain conditions), with an aggregate face value principal of up to an additional $22.5 million. The April 2022 Senior Secured Convertible Note has a 7.875% annual stated interest rate, a contractual conversion price (adjusted for the December 2023 1-for-15 reverse stock split) of $75.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and an initial contractual maturity date of April 4, 2024, which maturity date the investor agreed to extend by one year, to April 4, 2025. The April 2022 Senior Convertible Note may be converted into or otherwise paid in shares of our common stock as described in Note 13, Debt. The April 2022 Senior Convertible Note proceeds were $24.4 million after deducting a $2.5 million lender fee and the Company’s offering costs of approximately $0.6 million, inclusive primarily of $0.5 million placement agent fees.

On September 8, 2022, we completed an additional closing under the SPA, in which we sold to the investor an additional Senior Secured Convertible Note with a face value principal of $11.25 million (referred to as the “September 2022 Senior Convertible Note”). The September 2022 Senior Secured Convertible Note has a 7.875% annual stated interest rate, a contractual conversion price (adjusted for the December 2023 1-for-15 reverse stock split) of $75.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of September 8, 2024 which maturity date the investor agreed to extend by one year, to September 8, 2025. The September 2022 Senior Convertible Note may be converted into or otherwise paid in shares of our common stock as described in Note 13, Debt. The September 2022 Senior Convertible Note proceeds were $10.0 million after deducting a $1.0 million lender fee and the Company’s total offering costs of approximately $0.2 million, inclusive primarily of placement agent fees.

Under the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the SPA, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. We also are subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $8.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) our average market capitalization over the prior ten trading days, not exceed 30% (the “Debt to Market Cap Ratio Test”), and (iii) that our market capitalization shall at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). From time to time from and after December 1, 2023 through March 12, 2024, the Company was not in compliance with the Financial Tests. As of March 12, 2024, the investor agreed to waive any such non-compliance during such time period and thereafter through August 31, 2024. Based on the waiver, as of December 31, 2023, the Company was in compliance with the Financial Tests. In addition, based on the waiver, the Company presently is in compliance with the Financial Tests.

In consideration of the covenant waiver and maturity extensions discussed above, the Company agreed to pay the holder of the notes $2,000,000 in cash (or in such other form as may be mutually agreed in writing) by April 25, 2024.

See Note 13, Debt, to the Financial Statements for additional information about the SPA, the April 2022 Senior Convertible Note, and the September 2022 Senior Convertible Note.

Liquidity and Capital Resources - continued

Lucid Diagnostics - Preferred Stock Offerings

On March 13, 2024, Lucid entered into subscription agreements (each, a “Series B Subscription Agreement”) and exchange agreements (each, an “Exchange Agreement”) with certain accredited investors (collectively, the “Series B Investors”), which agreements provided for (i) the sale to the Series B Investors of 12,495 shares of Lucid’s newly designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Lucid Series B Preferred Stock”), at a purchase price of $1,000 per share, and (ii) the exchange by the Series B Investors of 13,625 shares of Lucid’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Lucid Series A Preferred Stock”), and 10,670 shares of Lucid’s Series A-1 Convertible Preferred Stock, par value $0.001 per share (the “Lucid Series A-1 Preferred Stock”), held by them for 31,790 shares of Lucid Series B Preferred Stock (collectively, the “Lucid Series B Offering and Exchange”). Prior to the execution of the Series B Subscription Agreements and the Exchange Agreements, Lucid entered into subscription agreements with certain of the Series B Investors providing for the sale to such investors of 5,670 shares of Lucid Series A-1 Preferred Stock, at a purchase price of $1,000 per share, which shares the investors immediately agreed to exchange for shares of Lucid Series B Preferred Stock pursuant to the Exchange Agreements (and are included in the 10,670 shares of Lucid Series A-1 Preferred Stock set forth above). Each share of the Lucid Series B Preferred Stock has a stated value of $1,000 and a conversion price of $1.2444. The terms of the Lucid Series B Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of Lucid common stock into which such Lucid Series B Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The Lucid Series B Preferred Stock is a voting security. The aggregate gross proceeds to Lucid of these transactions was $18.16 million (inclusive of $5.67 million of aggregate gross proceeds from the sale of the Lucid Series A-1 Preferred Stock that was immediately exchanged for Lucid Series B Preferred Stock in the transactions).

As a result of 100% of the then-outstanding shares of Lucid Series A Preferred Stock and Lucid Series A-1 Preferred Stock being exchanged for shares of Lucid Series B Preferred Stock in the Lucid Series B Offering and Exchange, no shares of Lucid Series A Preferred Stock or Lucid Series A-1 Preferred Stock remain outstanding.

On October 17, 2023, Lucid sold 5,000 shares of Lucid Series A-1 Preferred Stock, solely to accredited investors (all of which were including in the 10,670 shares of Lucid Series A-1 Preferred exchanged for Lucid Series B Preferred Stock in the Lucid Series B Offering and Exchange). The aggregate gross proceeds to Lucid of this offering was $5.0 million.

Lucid Diagnostics - Securities Purchase Agreement - March 13, 2023 - Senior Secured Convertible Note - March 21, 2023

Effective as of March 13, 2023, Lucid Diagnostics entered into the Lucid SPA with an accredited institutional investor, pursuant to which Lucid Diagnostics agreed to sell, and the investor agreed to purchase the Lucid March 2023 Senior Convertible Note with a face value principal of $11.1 million. Lucid Diagnostics issued the Lucid March 2023 Senior Convertible Note on March 21, 2023 pursuant to the Lucid SPA. The Lucid March 2023 Senior Convertible Note proceeds were $9.925 million after deducting a $1.186 million lender fee and offering costs as described under the heading “Recent Developments—Financing” in Item 7 above,

Under the Lucid March 2023 Senior Convertible Note, Lucid Diagnostics is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the Lucid March 2023 Senior Convertible Note, Lucid Diagnostics is also subject to financial covenants requiring that (i) the amount of its available cash equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the Lucid SPA, accrued and unpaid interest thereon and accrued and unpaid late charges, as of the last day of any fiscal quarter commencing with September 30, 2023, to (b) Lucid Diagnostics’ average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that Lucid Diagnostics’ market capitalization shall at no time be less than $30 million (the “Lucid Financial Tests”). As of December 31, 2023, Lucid Diagnostics was in compliance with the Lucid Financial Tests. In addition, Lucid Diagnostics presently is in compliance with the Lucid Financial Tests.

PAVmed Inc. ATM Facility

In December 2021, we entered into an “at-the-market offering” for up to $50 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor as described under the heading “Recent Developments—Financing” in Item 7 above. In the year ended December 31, 2023, the Company sold 321,288 shares through its at-the-market equity facility for net proceeds of approximately $1.8 million, after payment of 3% commissions.

Lucid Diagnostics Inc. - Committed Equity Facility and ATM Facility

In March 2022, Lucid Diagnostics entered into a committed equity facility with a Cantor affiliate. Cumulatively a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of December 31, 2023.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. In the year ended December 31, 2023, Lucid Diagnostics sold 230,068 shares through its at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions.

Critical Accounting Policies and Estimates

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

Revenue Recognition

Revenues are recognized when the satisfaction of the performance obligation occurs, in an amount that reflects the consideration we expect to collect in exchange for those services. Our revenue is primarily generated by its laboratory testing services utilizing its EsoGuard Esophageal DNA tests. The services are completed upon release of a patient’s test result to the ordering healthcare provider. Revenue recognized is inclusive of both variable consideration in connection with an individual patient’s third-party insurance coverage policy and fixed consideration in connection with a contracted services arrangement with an unrelated third party legal entity. To determine revenue recognition for the arrangements that we determine are within the scope of ASC 606, Revenue from Contracts with Customers, we perform the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The key aspects we consider include the following:

Contracts—Our customer is primarily the patient, but we do not enter into a formal reimbursement contract with a patient. We establish a contract with a patient in accordance with other customary business practices, which is the point in time an order is received from a provider and a patient specimen has been returned to the laboratory for testing. Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with Center for Medicare & Medicaid Services (“CMS”) and applicable reimbursement contracts established between us and payers. However, when a patient is considered self-pay, we require payment from the patient prior to the commencement of our performance obligations. Our consideration can be deemed variable or fixed depending on the structure of specific payer contracts, and we consider collection of such consideration to be probable to the extent that it is unconstrained.

Performance obligations—A performance obligation is a promise in a contract to transfer a distinct good or service (or a bundle of goods or services) to the customer. Our contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the release of a patient’s test result to the ordering healthcare provider. We elected the practical expedient related to the disclosure of unsatisfied performance obligations, as the duration of time between providing testing supplies, the receipt of a sample, and the release of a test result to the ordering healthcare provider is far less than one year.

Transaction price—The transaction price is the amount of consideration that we expects to collect in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration expected to be collected from a contract with a customer may include fixed amounts, variable amounts, or both.

If the consideration derived from the contracts is deemed to be variable, we estimate the amount of consideration to which it will be entitled in exchange for the promised goods or services. We limit the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. In other words, we recognize revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved.

When we do not have significant historical experience or that experience has limited predictive value, the constraint over estimates of variable consideration may result in no revenue being recognized upon delivery of patient EsoGuard test results to the ordering healthcare provider. As such, we recognize revenue up to the amount of variable consideration not subject to a significant reversal until additional information is obtained or the uncertainty associated with additional payments or refunds, if any, is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in estimated expected variable consideration, with the change in estimate recognized in the period of such revised estimate. With respect to a contracted service arrangement, the fixed consideration revenue is recognized on an as-billed basis upon delivery of the laboratory test report with realization of such fixed consideration deemed probable based upon actual historical experience.

Allocate transaction price—The transaction price is allocated entirely to the performance obligation contained within the contract with a customer on the basis of the relative standalone selling prices of each distinct good or service.

Practical Expedients—We do not adjust the transaction price for the effects of a significant financing component, as at contract inception, we expect the collection cycle to be one year or less.

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

The estimated fair values recognized utilized PAVmed and Lucid’s common stock prices, along with certain Level 3 inputs, in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models and analyses, including the respective common stock prices, the dividend yields, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the respective common stock prices. Changes in these assumptions can materially affect the recognized estimated fair values.

See Note 12, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 13, Debt, for a discussion of the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the Lucid March 2023 Senior Convertible Note.

Stock-Based Compensation

Stock-based awards are made to members of the board of directors of the Company, the Company’s employees and nonemployees, under each of the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan. The Company accounts for stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Stock Compensation (“ASC 718”).

The grant date estimated fair value of the stock-based award is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective stock-based award, with such straight-line recognition adjusted, as applicable, so the cumulative expense recognized is at least equal to or greater than the estimated fair value of the vested portion of the respective stock-based award as of the reporting date.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted under both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, which requires the Company to make certain weighted average valuation estimates and assumptions for stock-based awards, principally as follows:

●	With respect to the PAVmed 2014 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of PAVmed Inc. common stock over the period commensurate with the expected term with respect to stock options granted to the board of directors and employees in the years ended December 31, 2023 and 2022;
●	With respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of Lucid Diagnostics common stock and the volatilities of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to employees in the years ended December 31, 2023 and 2022;
●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with either the expected term or the remaining contractual term, as applicable, of the stock option; and,
●	The expected dividend yield is based on annual dividends of $0.00 as there have not been dividends paid to-date, and there is no plan to pay dividends for the foreseeable future.

The price per share of PAVmed Inc. common stock used in the computation of estimated fair value of stock options and restricted stock awards granted under the PAVmed 2014 Equity Plan is its quoted closing price per share.

The price per share of Lucid Diagnostics common stock used in the computation of estimated fair value of stock options and restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan is its quoted closing price per share.

Recent Accounting Standards Updates Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The guidance was adopted by the Company on January 1, 2023. The adoption of the ASU did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Standards Updates Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update modifies the disclosure or presentation requirements of a variety of topics in the Accounting Standards Codification to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The amendments in this update should be applied prospectively, and the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or S-K becomes effective. However, if the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. We are currently evaluating the potential impact of this guidance on its consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was effective as of December 31, 2023.

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

Changes to Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Material Modification to Rights of Security Holders

On December 4, 2023, the Company announced the extension of the Company’s Series Z Warrants, by 12 months, to April 30, 2025. Such extension became effective as of December 31, 2023.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

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

(3)	The following exhibits:

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
2.1	Asset Purchase Agreement, dated as of February 25, 2022, by and among LucidDx Labs Inc., Lucid Diagnostics Inc. and ResearchDx, Inc.	8-K (LUCD)	2.1	3/3/22
3.1.1	Certificate of Incorporation	S-1	3.1	4/22/15
3.1.2	Certificate of Amendment to Certificate of Incorporation	S-1	3.2	4/22/15
3.1.3	Certificate of Amendment to Certificate of Incorporation, dated October 1, 2018	8-K	3.1	10/2/18
3.1.4	Certificate of Amendment to Certificate of Incorporation, dated June 26, 2019	8-K	3.1	6/27/19
3.1.5	Certificate of Amendment to Certificate of Incorporation, dated July 24, 2020	8-K	3.1	7/27/20
3.1.6	Certificate of Amendment to Certificate of Incorporation, dated June 21, 2022	8-K	3.1	6/22/22
3.1.7	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K/A	3.1	4/20/18
3.2	Amended and Restated Bylaws	8-K	3.1	1/15/21
4.1	Description of Registrant’s Securities	†
4.2	Specimen Common Stock Certificate	S-1/A	4.2	9/29/15
4.6	Specimen Series Z Warrant Certificate	8-K	4.1	4/5/18
4.7	Amended and Restated Series Z Warrant Agreement, dated as of June 8, 2018, by and between PAVmed Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent	8-K	10.1	6/8/18
4.8	Form of PAVmed Inc. Senior Secured Convertible Note	8-K	4.1	4/4/22
4.9	Form of Lucid Diagnostics Senior Secured Convertible Note	8-K (LUCD)	4.1	3/14/23
10.1	Patent Option Agreement	S-1	10.1	4/22/15
10.2.1	Form of Letter Agreement with HCFP Capital Partners III LLC	S-1	10.4.1	4/22/15
10.2.2	Form of Letter Agreement with Pavilion Venture Partners LLC	S-1	10.4.2	4/22/15
10.3.1	Letter agreement regarding corporate opportunities executed by Lishan Aklog, M.D.	S-1	10.5.1	4/22/15
10.3.2	Letter agreement regarding corporate opportunities executed by Michael Glennon	S-1	10.5.2	4/22/15

10.3.3	Letter agreement regarding corporate opportunities executed by Brian deGuzman, M.D.	S-1	10.5.3	4/22/15
10.4*	Amended and Restated Employment Agreement between PAVmed Inc. and Lishan Aklog, M.D.	8-K	10.1	3/20/19
10.5*	Amended and Restated Employment Agreement between PAVmed Inc. and Dennis M. McGrath	8-K	10.2	3/20/19
10.6*	Employment Agreement between PAVmed Inc. and Brian J. deGuzman, M.D.	8-K	10.1	7/19/16
10.7	PAVmed Inc. Fifth Amended and Restated 2014 Long-Term Incentive Equity Plan	DEF 14A	Annex A	4/30/21
10.8	PAVmed Inc. Employee Stock Purchase Plan	DEF 14A	Annex B	4/30/21
10.9*	Employment Agreement between PAVmed Inc. and Michael A. Gordon	10-K	10.9	3/14/23
10.10*	Employment Agreement between PAVmed Inc. and Shaun M. O’Neil	8-K	10.1	2/24/22
10.11	Amended and Restated License Agreement, dated as of August 23, 2021, by and between Case Western Reserve University and Lucid Diagnostics Inc.	S-1/A (LUCD)	10.2	10/1/21
10.12	Form of Stock Option Agreement	10-K	10.12	3/14/23
10.13	Form of Indemnification Agreement	10-K	10.13	3/14/23
10.14	Controlled Equity OfferingSM, dated as of December 21, 2021, by and between Cantor Fitzgerald & Co. and PAVmed Inc.	S-3	1.2	12/21/21
10.15.1	Form of Securities Purchase Agreement	8-K	10.1	4/4/22
10.15.2	Form of Security Agreement	8-K	10.2	4/4/22
10.15.3	Form of Voting Agreement	8-K	10.3	4/4/22
10.16.1	Common Stock Purchase Agreement, dated as of March 28, 2022, by and between CF Principal Investments LLC and Lucid Diagnostics Inc.	8-K (LUCD)	10.1	4/1/22
10.16.2	Registration Rights Agreement, dated as of March 28, 2022, by and between CF Principal Investments LLC and Lucid Diagnostics Inc.	8-K (LUCD)	10.2	4/1/22
10.17	Controlled Equity OfferingSM, dated as of November 23, 2022, by and between Cantor Fitzgerald & Co. and Lucid Diagnostics Inc.	8-K (LUCD)	1.2	11/25/22
10.18.1	Form of Securities Purchase Agreement (LUCD)	8-K (LUCD)	10.1	3/14/23
10.18.2	Form of Guaranty (LUCD)	8-K (LUCD)	10.3	3/14/23
10.18.3	Form of Registration Rights Agreement (LUCD)	8-K (LUCD)	10.1	3/24/23
10.19.1	Management Services Agreement, dated as of May 12, 2018, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A (LUCD)	10.4.1	10/7/21
10.9.2	Eighth Amendment to Management Services Agreement, dated as of March 22, 2024, by and between PAVmed Inc. and Lucid Diagnostics Inc.	10-K (LUCD)	10.4.9	3/25/24
14.1	Form of Code of Ethics	10-K	14.1	3/14/23
21.1	List of Subsidiaries †	†
23.1	Consent of Marcum LLP †	†
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†	†
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †	†
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	†
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †	†
97.1	Form of Compensation Clawback Policy	†
101.INS	XBRL Instance Document	†
101.SCH	XBRL Taxonomy Extension Schema	†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	†
101.DEF	XBRL Taxonomy Extension Definition Linkbase	†
101.LAB	XBRL Taxonomy Extension Label Linkbase	†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	†

*	Management contract or compensatory plan or arrangement.
†	Filed herewith
LUCD	Lucid Diagnostics Inc.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PAVmed Inc.

March 25, 2024	By:	/s/ Dennis M. McGrath
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

Signature	Title	Date

/s/ Lishan Aklog, M.D.	Chairman of the Board of Directors	March 25, 2024
Lishan Aklog, M.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis M. McGrath	President	March 25, 2024
Dennis M. McGrath	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Michael J. Glennon	Vice Chairman	March 25, 2024
Michael J. Glennon	Director

/s/ Debra J. White	Director	March 25, 2024
Debra J. White

/s/ James L. Cox, M.D.	Director	March 25, 2024
James L. Cox, M.D.

/s/ Ronald M. Sparks	Director	March 25, 2024
Ronald M. Sparks

/s/ Timothy Baxter	Director	March 25, 2024
Timothy Baxter

/s/ Joan Harvey	Director	March 25, 2024
Joan Harvey

PAVMED INC.

and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

PAVmed Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PAVmed Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(continued)

Valuation of Convertible Notes

Critical Audit Matter Description

As described in Notes 12 and 13 to the consolidated financial statements, the Company’s aggregate principal balance of the Senior Secured Convertible Notes amounted to $37.68 million as of December 31, 2023. The Senior Secured Convertible Notes contain conversion and redemption features. The Company elected to account for the Senior Secured Convertible Notes under the fair value option in accordance with ASC 825. The fair value of the Senior Secured Convertible Notes was $44.2 million as of December 31, 2023.

We identified the valuation of convertible notes as a critical audit matter as auditing the Company’s fair value of the Senior Secured Convertible Notes was complex and involved a high degree of subjectivity because the Company used a complex valuation methodology that incorporated significant management assumptions including discount rate and expected volatility. Also, this matter caused us to use increased effort including involvement of professionals with specialized skill and knowledge.

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

b.	Assessing whether significant valuation assumption inputs, including discount rate and expected volatility are consistent with those that would be used by market participants through the testing of source information, checking the mathematical accuracy of the calculation, and developing independent estimates and comparing to those selected by management, where applicable; and

c.	Recalculating the fair value that management arrived to verify it was reasonable.

●	We tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY

March 25, 2024

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data)

	December 31, 2023	December 31, 2022
Assets:
Current assets:
Cash	$19,639	$39,744
Accounts receivable	61	17
Inventory	278	111
Prepaid expenses, deposits, and other current assets	4,520	4,054
Total current assets	24,498	43,926
Fixed assets, net	1,783	2,451
Operating lease right-of-use assets	4,267	3,037
Intangible assets, net	1,424	3,445
Other assets	1,147	1,121
Total assets	$33,119	$53,980
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,786	$2,704
Accrued expenses and other current liabilities	6,626	3,705
Operating lease liabilities, current portion	1,565	1,141
Senior Secured Convertible Notes - at fair value	44,200	33,650
Total current liabilities	54,177	41,200
Operating lease liabilities, less current portion	2,960	1,846
Total liabilities	57,137	43,046
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding 1,305,213 at December 31, 2023 and 1,205,759 shares at December 31, 2022	2,993	2,695
Common stock, $0.001 par value. Authorized, 50,000,000 shares; 8,578,505 and 6,300,703 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	9	6
Additional paid-in capital	237,600	216,195
Accumulated deficit	(294,433)	(228,169)
Treasury stock	—	(408)
Total PAVmed Inc. Stockholders’ Equity (Deficit)	(53,831)	(9,681)
Noncontrolling interests	29,813	20,615
Total Stockholders’ Equity (Deficit)	(24,018)	10,934
Total Liabilities and Stockholders’ Equity (Deficit)	$33,119	$53,980

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data)

	Years Ended December 31,
	2023	2022
Revenue	$2,452	$377
Operating expenses:
Cost of revenue	6,420	3,614
Sales and marketing	17,583	19,318
General and administrative	30,947	41,410
Amortization of acquired intangible assets	2,021	1,784
Research and development	14,276	25,338
Total operating expenses	71,247	91,464
Operating loss	(68,795)	(91,087)
Other income (expense):
Interest income	505	169
Interest expense	(589)	(1,281)
Change in fair value - Senior Secured Convertible Notes	(6,026)	(1,273)
Loss on issue and offering costs - Senior Secured Convertible Note	(1,186)	(4,332)
Debt extinguishments loss - Senior Secured Convertible Notes	(3,782)	(5,434)
Change in fair value - derivative liability	(390)	—
Gain on sale of intellectual property	1,000	—
Other income (expense), net	(10,468)	(12,151)
Loss before provision for income tax	(79,263)	(103,238)
Provision for income taxes	—	—
Net loss before noncontrolling interests	(79,263)	(103,238)
Net loss attributable to the noncontrolling interests	15,088	14,255
Net loss attributable to PAVmed Inc.	(64,175)	(88,983)
Less: Deemed dividend on Series Z warrant modification	(1,791)	—
Less: Series B Convertible Preferred Stock dividends earned	(304)	(281)
Net loss attributable to PAVmed Inc. common stockholders	$(66,270)	$(89,264)
Per share information(1):
Net loss per share attributable to PAVmed Inc. common stockholders – basic and diluted	$(9.16)	$(15.03)
Weighted average common shares outstanding, basic and diluted	7,231,546	5,938,406

(1)	Reflects the Company’s 1-for-15 reverse stock split that became effective December 7, 2023. Refer to Note 3 - Summary of Significant Accounting Policies for further information.

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the YEAR ENDED December 31, 2023

(in thousands, except number of shares and per share data)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - December 31, 2022	1,205,759	$2,695	6,300,703	$6	$216,195	$(228,169)	$(408)	$20,615	$10,934
Dividends declared - Series B Convertible Preferred Stock	99,454	298	—	—	—	(298)	—	—	—
Issue common stock - PAVM ATM Facility	—	—	321,288	1	1,823	—	—	—	1,824
Vest - restricted stock awards	—	—	6,666	—	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	1,745,824	2	10,000	—	—	—	10,002
Conversions - majority-owned subsidiary common stock - Senior Secured Convertible Note	—	—	—	—	—	—	—	167	167
Purchase - Employee Stock Purchase Plan	—	—	45,893	—	198	—	60	—	258
Purchase - majority-owned subsidiary common stock - Employee Stock Purchase Plan	—	—	—	—	—	—	—	551	551
Issuance - majority-owned subsidiary common stock - At-The-Market Facility, net of financing charges	—	—	—	—	—	—	—	284	284
Impact of subsidiary equity transactions	—	—	—	—	1,983	—	—	(1,983)	—
Issuance - majority-owned subsidiary common stock - Settlement APA-RDx - Termination Payment	—	—	—	—	—	—	—	713	713
Issuance - vendor service agreement	—	—	100,000	—	601	—	—	147	748
Issuance - majority-owned subsidiary preferred stock	—	—	—	—	—	—	—	18,625	18,625
Issuance of shares related to reverse stock split	—	—	45,541	—	—	—	—	—	—
Incremental value from Z Warrant modification	—	—	—	—	1,791	(1,791)	—	—	—
Stock-based compensation - PAVmed Inc.	—	—	—	—	4,255	—	—	—	4,255
Stock-based compensation - majority-owned subsidiaries	—	—	—	—	1,102	—	—	5,782	6,884
Treasury stock	—	—	12,590	—	(348)	—	348	—	—
Net loss	—	—	—	—	—	(64,175)	—	(15,088)	(79,263)
Balance - December 31, 2023	1,305,213	$2,993	8,578,505	$9	$237,600	$(294,433)	$—	$29,813	$(24,018)

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the YEAR ENDED December 31, 2022

(in thousands, except number of shares and per share data)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - December 31, 2021	1,113,919	$2,419	5,757,856	$5	$198,152	$(138,910)	$—	$17,752	$79,418
Dividends declared - Series B Convertible Preferred Stock	91,885	276	—	—	—	(276)	—	—	—
Conversions - Series B Convertible Preferred Stock	(45)	—	3	—	—	—	—	—	—
Issue common stock - PAVM ATM Facility	—	—	7,082	—	79	—	—	—	79
Vest - restricted stock awards	—	—	36,112	1	(1)	—	—	—	—
Exercise - Series Z warrants	—	—	1	—	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	479,291	—	11,807	—	—	—	11,807
Exercise - stock options	—	—	20,000	—	302	—	—	—	302
Exercise - stock options of majority-owned subsidiary	—	—	—	—	—	—	—	695	695
Purchase - Employee Stock Purchase Plan	—	—	12,950	—	218	—	140	—	358
Purchase - majority-owned subsidiary common stock - Employee Stock Purchase Plan	—	—	—	—	—	—	—	109	109
Issuance - majority-owned subsidiary common stock - Committed Equity Facility, net of financing charges	—	—	—	—	—	—	—	1,767	1,767
Impact of subsidiary equity transactions	—	—	—	—	(28)	—	—	28	—
Issuance - majority-owned subsidiary common stock - Settlement APA-RDx - Installment Payment	—	—	—	—	—	—	—	653	653
Stock-based compensation - PAVmed Inc.	—	—	—	—	5,666	—	—	—	5,666
Stock-based compensation - majority-owned subsidiaries	—	—	—	—	—	—	—	13,866	13,866
Treasury stock	—	—	(12,592)	—	—	—	(548)	—	(548)
Net Loss	—	—	—	—	—	(88,983)	—	(14,255)	(103,238)
Balance - December 31, 2022	1,205,759	$2,695	6,300,703	$6	$216,195	$(228,169)	$(408)	$20,615	$10,934

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except number of shares and per share data)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss - before noncontrolling interest (“NCI”)	$(79,263)	$(103,238)

Adjustments to reconcile net loss - before NCI to net cash used in operating activities
Depreciation and amortization expense	2,932	2,457
Stock-based compensation	11,139	19,532
Gain on sale of intellectual property	(1,000)	—
APA-RDx: Issue common stock of majority-owned subsidiary - termination payment	713	653
Issue common stock - vendor service agreement	625	—
Change in fair value - Senior Secured Convertible Notes	6,026	1,273
Loss on issue - Senior Secured Convertible Note	1,111	3,523
Debt extinguishment loss - Senior Secured Convertible Note	3,782	5,434
Non-cash lease expense	308	97
Changes in operating assets and liabilities:
Accounts receivable	(44)	183
Prepaid expenses, deposits and current and other assets	(246)	397
Accounts payable	(918)	(742)
Accrued expenses and other current liabilities	2,799	(554)
Net cash flows used in operating activities	(52,036)	(70,985)

Cash flows from investing activities
Purchase of equipment	(242)	(1,540)
Proceeds from sale of intellectual property	1,000	—
Asset acquisitions	—	(3,200)
Net cash flows provided by (used in) investing activities	758	(4,740)

Cash flows from financing activities
Proceeds – issue of preferred stock - majority-owned subsidiary	18,625	—
Proceeds – issue of Senior Secured Convertible Note	10,000	35,227
Payment – Senior Secured Convertible Note – acceleration floor payments	(79)	—
Proceeds – issue of common stock - At-The-Market Facility	1,533	79
Proceeds – majority-owned subsidiary common stock - Committed Equity Facility and At-The-Market Facility	284	1,807
Proceeds – exercise of stock options	—	302
Proceeds – issue common stock – Employee Stock Purchase Plan	259	358
Proceeds – majority-owned subsidiary common stock – Employee Stock Purchase Plan	551	109
Proceeds – exercise of stock options issued under equity plan of majority owned subsidiary	—	695
Purchase Treasury Stock – payment of employee payroll tax obligation in connection with stock-based compensation	—	(366)
Net cash flows provided by financing activities	31,173	38,211
Net increase (decrease) in cash	(20,105)	(37,514)
Cash, beginning of period	39,744	77,258
Cash, end of period	$19,639	$39,744

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

Note 1 — The Company

Description of the Business

PAVmed is structured to be a multi-product life sciences company organized to advance a pipeline of innovative healthcare technologies. Led by a team of highly skilled personnel with a track record of bringing innovative products to market, PAVmed is focused on innovating, developing, acquiring, and commercializing novel products that target unmet needs with large addressable market opportunities. Leveraging our corporate structure—a parent company that will establish distinct subsidiaries for each financed asset—we have the flexibility to raise capital at the PAVmed level to fund product development, or to structure financing directly into each subsidiary in a manner tailored to the applicable product, the latter of which is our current strategy given prevailing market conditions.

Our current focus is multi-fold. We continue to pursue commercial expansion and execution of EsoGuard, which is the flagship product of our majority-owned subsidiary Lucid Diagnostics Inc. (Nasdaq: LUCD) (“Lucid”). In addition, through a separate majority-owned subsidiary, Veris Health (“Veris”), we are focused on entering into strategic partnership opportunities with leading academic oncology systems to expand access to the Veris Platform. In terms of other existing products and technologies, we have adopted an incubator-type platform where we are looking to obtain financing on a product-by-product basis as necessary to advance each asset to a meaningful inflection point along its path to commercialization. Finally, as resources permit, we will continue to explore external innovations that fulfill our project selection criteria without limiting ourselves to any target sector, specialty or condition.

Note 2 — Liquidity and Going Concern

The Company’s management is required to assess the Company’s ability to continue as a going concern for the one year period following the date of the financial statements being issued. In each reporting period, including interim periods, an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, common stock purchase warrants, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated $2.5 million of revenues for the year ended December 31, 2023, however the Company does not expect to generate positive cash flows from operating activities in the near future.

The Company incurred a net loss attributable to PAVmed Inc. common stockholders of approximately $66.3 million and had net cash flows used in operating activities of approximately $52.0 million for the year ended December 31, 2023. As of December 31, 2023, the Company had negative working capital of approximately $29.7 million, with such working capital inclusive of the Senior Secured Convertible Notes classified as a current liability of an aggregate of approximately $44.2 million and approximately $19.6 million of cash.

The Company’s ability to continue operations beyond March 2025, will depend upon generating substantial revenue that is conditioned upon obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, increasing revenue through contracting directly with self-insured employers, and on its ability to raise additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued.

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

Note 3 — Summary of Significant Accounting Policies - continued

Reverse Stock Split

In February 2023, the Company distributed a proxy statement for a special meeting of shareholders that was held on March 31, 2023 (the “Special Meeting”), at which the Company sought approval of an amendment to the Company’s Certificate of Incorporation, to effect, (i) a reverse split of the Company’s outstanding shares of common stock at a specific ratio, ranging from 1-for-5 to 1-for-15, to be determined by the board of directors of the Company in its sole discretion, and (ii) an associated reduction in the number of shares of common stock the Company is authorized to issue, from 250,000,000 shares to 50,000,000 shares. On March 31, 2023, the shareholders approved the above proposal to amend the Company’s Certificate of Incorporation, to effect, at any time prior to the one-year anniversary date of the Special Meeting. On November 28, 2023 the Company’s board of directors, unanimously authorized management to effect the reverse split at the ratio of 1-for-15. The reverse stock split became effective on December 7, 2023. At the effective date, every 15 shares of the Company’s common stock that were issued and outstanding were automatically combined into one issued and outstanding share, without any change in par value of such shares. No fractional shares were issued in connection with the reverse stock split. Instead, each fractional share remaining after completion of the reverse stock split that was less than a whole share was rounded up to one whole share. The reverse stock split also correspondingly affected all outstanding PAVmed equity awards and outstanding convertible securities.

All authorized, issued and outstanding stock and per share amounts contained in the accompanying consolidated financial statements have been adjusted to reflect this reverse stock split for all prior periods presented.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets, inclusive of acquired intangible assets and the determination of corresponding carrying value reserve, if any, and liabilities and the disclosure of contingent losses, as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates in these consolidated financial statements include those related to the estimated fair value of stock-based equity awards, intangible assets, estimated fair value of debt obligations, and common stock purchase warrants. Other significant estimates include the estimated incremental borrowing rate, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. Additionally, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

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

Note 3 — Summary of Significant Accounting Policies - continued

Inventory

The Company carries test supply inventories to support our laboratory activities. The inventories are carried at the lower of weighted average cost and net realizable value and expensed through cost of sales as the supplies are used.

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over the assets’ estimated useful lives. Additions and improvements are capitalized, including direct and indirect costs incurred to validate equipment and bring to working conditions. The costs for maintenance and repairs are expensed as incurred.

Leases

The Company adopted FASB ASC Topic 842, Leases, (“ASC 842”) effective December 31, 2021. All significant lease agreements and contractual agreements with embedded lease agreements are accounted for under the provisions of ASC 842, wherein, if the contractual arrangement: involves the use of a distinct identified asset; provides for the right to substantially all the economic benefits from the use of the asset throughout the contractual period; and provides for the right to direct the use of the asset. A lease agreement is accounted for as either a finance lease or an operating lease. Under both a finance lease and an operating lease, the Company recognizes as of the lease commencement date a lease right-of-use (“ROU”) asset and a corresponding lease payment liability.

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

Intangible Assets

Purchased intangible assets are recorded at cost and depreciated using the straight-line method over the assets’ estimated useful life. See Note 9, Intangible Assets, net, for further information with respect to purchased intangible assets.

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

Note 3 — Summary of Significant Accounting Policies - continued

Stock-Based Compensation

Stock-based awards are made to members of the board of directors of the Company, the Company’s employees and nonemployees, under each of the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan. The Company accounts for stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Stock Compensation (“ASC 718”).

The grant date estimated fair value of the stock-based award is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective stock-based award, with such straight-line recognition adjusted, as applicable, so the cumulative expense recognized is at least equal to or greater than the estimated fair value of the vested portion of the respective stock-based award as of the reporting date.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted under both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, which requires the Company to make certain weighted average valuation estimates and assumptions for stock-based awards, principally as follows:

●	With respect to the PAVmed 2014 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of PAVmed Inc. common stock over the period commensurate with the expected term with respect to stock options granted to the board of directors and employees in the years ended December 31, 2023 and 2022;

●	With respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of Lucid Diagnostics common stock and the volatilities of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to employees in the years ended December 31, 2023 and 2022;

●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with either the expected term or the remaining contractual term, as applicable, of the stock option; and,

●	The expected dividend yield is based on annual dividends of $0.00 as there have not been dividends paid to-date, and there is no plan to pay dividends for the foreseeable future.

The price per share of PAVmed Inc. common stock used in the computation of estimated fair value of stock options and restricted stock awards granted under the PAVmed 2014 Equity Plan is its quoted closing price per share.

The price per share of Lucid Diagnostics common stock used in the computation of estimated fair value of stock options and restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan is its quoted closing price per share.

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

Note 3 — Summary of Significant Accounting Policies - continued

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

As of December 31, 2023 and 2022, the carrying values of cash, and accounts payable, approximate their respective fair value due to the short-term nature of these financial instruments.

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

See Note 12, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 13, Debt, for a discussion of the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the Lucid March 2023 Senior Convertible Note.

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

Note 3 — Summary of Significant Accounting Policies - continued

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

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of December 31, 2023 and 2022.

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2023, the Company does not have any unrecognized tax benefits resulting from uncertain tax positions.

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. There were no amounts accrued for penalties or interest as of December 31, 2023 and December 31, 2022 or recognized during the years ended December 31, 2023 and 2022. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

Note 3 — Summary of Significant Accounting Policies - continued

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

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentation, which includes presenting interest income and classification of certain general and administrative expenses and research and development expenses within operating expenses on the statements of operations, in the consolidated financial statements and accompanying notes to the consolidated financial statements. The impact of the reclassifications made to prior year amounts is not material and did not affect net loss.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The guidance was adopted by the Company on January 1, 2023. The adoption of the ASU did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Standards Updates Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company is currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update modifies the disclosure or presentation requirements of a variety of topics in the Accounting Standards Codification to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The amendments in this update should be applied prospectively, and the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or S-K becomes effective. However, if the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently evaluating the impact this update will have on its consolidated financial statements and disclosures.

Note 4 — Revenue from Contracts with Customers

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

Revenue Recognized

In the year ended December 31, 2023, the Company recognized total revenue of $2,452, primarily resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the year ended December 31, 2022 was $377, primarily resulting from the delivery of patient EsoGuard test results, along with the revenue recognized under the EsoGuard Commercialization Agreement, which represented the minimum fixed monthly fee of $100 for the period January 1, 2022 to the February 25, 2022 termination date as discussed above. The monthly fee was deemed to be collectible for such period as RDx has timely paid the applicable respective monthly fee.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the year ended December 31, 2023, the cost of revenue was $6,420, primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the year ended December 31, 2022 was $3,614, primarily related to costs for our laboratory operations and EsoCheck device supplies, along with the costs attributable to delivering the services under the EsoGuard Commercialization Agreement for the period January 1, 2022 thru its termination on February 25, 2022.

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

The total purchase price consideration payable under the APA-RDx is a face value of $3,200 comprised of three contractually specified periodic payments. The APA-RDx is being accounted for as an asset acquisition, with the recognition of an intangible asset of approximately $3,200, which is included in “Intangible assets, net” on the accompanying consolidated balance sheet, as further discussed in Note 9, Intangible Assets, net.

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

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	December 31, 2023	December 31, 2022
Advanced payments to service providers and suppliers	$739	$599
Prepaid insurance	848	300
Deposits	2,672	3,005
Veris Box supplies	261	150
Total prepaid expenses, deposits and other current assets	$4,520	$4,054

Note 7 — Fixed Assets

Fixed assets, less accumulated depreciation, consisted of the following as of:

	Estimated Useful Life	December 31, 2023	December 31, 2022
Computer and office equipment	2-5 years	$835	$784
Laboratory equipment	3-7 years	2,255	2,064
Furniture and fixtures	3-5 years	394	379
Leasehold improvements	(1)	2	2
Assets under construction	n/a	16	30
Total Fixed Assets		3,502	3,259
Less Accumulated Depreciation		(1,719)	(808)
Total Fixed Assets, net		$1,783	$2,451

(1)	Lesser of remaining lease term or estimated useful life.

Depreciation expense of $911 and $673 for the years ended December 31, 2023 and 2022, respectively, is included in general and administrative expenses in the accompanying consolidated statements of operations.

Note 8 — Leases

During the year ended December 31, 2023, the Company entered into additional lease agreements that have commenced and are classified as operating leases and short-term leases, including for each of: principal corporate offices and additional Lucid Test Centers.

The components of lease expense were as follows:

	Years Ended December 31,
	2023	2022
Operating lease cost	$1,871	$1,174
Short-term lease cost	89	191
Variable lease cost	113	52
Total lease cost	$2,073	$1,417

The Company’s future lease payments as of December 31, 2023, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s consolidated balance sheets are as follows:

2024	$1,854
2025	835
2026	787
2027	617
2028	471
Thereafter	848
Total lease payments	$5,412
Less: imputed interest	(887)
Present value of lease liabilities	$4,525

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,563	$1,078
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,728	$3,949
Weighted-average remaining lease term - operating leases (in years)	4.62	2.84
Weighted-average discount rate - operating leases	7.875%	7.875%

As of December 31, 2023 and 2022, the Company’s right-of-use assets from operating leases were $4,267 and $3,037, respectively, which are reported in operating lease right-of-use assets in the consolidated balance sheets. As of December 31, 2023 and December 31, 2022, the Company had outstanding operating lease obligations of $4,525 and $2,987, respectively, of which $1,565 and $1,141, respectively, are reported in operating lease liabilities, current portion and $2,960 and $1,846, respectively, are reported in operating lease liabilities less current portion in the Company’s consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

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

Note 9 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	December 31, 2023	December 31, 2022
Defensive asset	60 months	$2,105	$2,105
Laboratory licenses and certifications and laboratory information management software	24 months	3,200	3,200
Other	1 year	70	70
Total Intangible assets		5,375	5,375
Less Accumulated Amortization		(3,951)	(1,930)
Intangible Assets, net		$1,424	$3,445

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

Amortization expense of the intangible assets discussed above was $2,021 and $1,784 for the years ended December 31, 2023 and 2022, respectively, and is included in amortization of acquired intangible assets in the accompanying consolidated statements of operations. As of December 31, 2023, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2024	$688
2025	421
2026	315
Total	$1,424

Note 10 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following items as of:

	December 31, 2023	December 31, 2022
Compensation and Employee Benefits	$2,507	$1,940
CWRU Amended License Agreement - Royalty fee	96	10
Operating expenses	3,246	1,755
Other current liabilities	777	—
Total accrued expenses and other current liabilities	$6,626	$3,705

The “Compensation and Employee Benefits” includes: discretionary bonus payments to employees; unused employee vacation time; and employee payroll deductions related to the PAVmed Inc. Employee Stock Purchase Plan (“PAVmed Inc. ESPP”). See Note 14, Stock-Based Compensation, for additional information on the PAVmed Inc. ESPP.

Note 11 — Commitment and Contingencies

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

Note 12 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2023
Senior Secured Convertible Note - April 2022	$—	$—	$19,000	$19,000
Senior Secured Convertible Note - September 2022	—	—	11,250	11,250
Lucid Senior Secured Convertible Note - March 2023	—	—	13,950	13,950
Totals	$—	$—	$44,200	$44,200

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2022
Senior Secured Convertible Note - April 2022	$—	$—	$22,000	$22,000
Senior Secured Convertible Note - September 2022	—	—	11,650	11,650
Totals	$—	$—	$33,650	$33,650

[1]	There were no transfers between the respective Levels during the year ended December 31, 2023.

As discussed in Note 13, Debt, the Company issued Senior Secured Convertible Notes dated April 4, 2022 and September 8, 2022, with an initial $27.5 million face value principal (“April 2022 Senior Convertible Note”) and an initial $11.25 million face value principal (“September 2022 Senior Convertible Note”), respectively. Both convertible notes are accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

As discussed in Note 13, Debt, Lucid Diagnostics issued a Senior Secured Convertible Note dated March 21, 2023, with an initial $11.1 million face value principal (“Lucid March 2023 Senior Convertible Note”). This convertible note is also accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

The estimated fair value of the Lucid March 2023 Senior Convertible Note as of each of March 21, 2023 and December 31, 2023, and the estimated fair value of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note as of December 31, 2023, were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	April 2022 Senior Convertible Note: December 31, 2023	September 2022 Senior Convertible Note: December 31, 2023	Lucid March 2023 Senior Convertible Note: March 21, 2023	Lucid March 2023 Senior Convertible Note: December 31, 2023
Fair Value	$19,000	$11,250	$11,900	$13,950
Face value principal payable	$17,602	$9,062	$11,111	$11,019
Required rate of return	10.00% - 10.50%	10.00% - 10.20%	11.00%	10.00%
Conversion Price	$75.00	$75.00	$5.00	$5.00
Value of common stock	$4.12	$4.12	$1.54	$1.41
Expected term (years)	0.26 - 1.26	0.69 - 1.69	2.00	1.22
Volatility	85.00%	85.00%	75.00%	60.00%
Risk free rate	4.54% - 5.25%	4.31% - 4.96%	4.09%	4.56%
Dividend yield	—%	—%	—%	—%

The estimated fair values recognized utilized PAVmed and Lucid’s common stock prices, along with certain Level 3 inputs (as presented in the respective tables above), in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models and analyses, including the respective common stock prices, the dividend yields, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the respective common stock prices. Changes in these assumptions can materially affect the recognized estimated fair values.

Note 13 — Debt

The fair value and face value principal outstanding of the Senior Convertible Notes as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2025	7.875%	$75.00	$17,602	$19,000
September 2022 Senior Convertible Note	September 8, 2025	7.875%	$75.00	$9,062	$11,250
Lucid March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	$11,019	$13,950
Balance as of December 31, 2023				$37,683	$44,200

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2025	7.875%	$75.00	$21,497	$22,000
September 2022 Senior Convertible Note	September 6, 2025	7.875%	$75.00	$11,250	$11,650
Balance as of December 31, 2022				$32,747	$33,650

The changes in the fair value of debt during the year ended December 31, 2023 is as follows:

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - December 31, 2022	$22,000	$11,650	$—	$33,650	$—
Face value principal – issue date	—	—	11,111	11,111	—
Fair value adjustment – issue date	—	—	789	789	(789)
Installment repayments – common stock	(3,895)	(2,188)	(92)	(6,175)	—
Non-installment payments – common stock	(249)	(114)	(49)	(412)	—
Change in fair value	1,144	1,902	2,191	5,237	(5,237)
Fair Value at December 31, 2023	$19,000	$11,250	$13,950	$44,200
Other Income (Expense) - Change in fair value – year ended December 31, 2023					$(6,026)

The changes in the fair value of debt during the year ended December 31, 2022 is as follows:

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - December 31, 2021	$—	$—	$—	$—
Face value principal – issue date	27,500	11,250	38,750	—
Fair value adjustment – issue date	2,600	950	3,550	(3,550)
Installment repayments – common stock	(6,003)	—	(6,003)	—
Non-installment payments – common stock	(370)	—	(370)	—
Change in fair value	(1,727)	(550)	(2,277)	2,277
Fair Value at December 31, 2022	$22,000	$11,650	$33,650
Other Income (Expense) - Change in fair value – year ended December 31, 2022				$(1,273)

Note 13 — Debt - continued

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

Under the SPA, the Company issued a Senior Secured Convertible Note dated April 4, 2022, referred to herein as the “April 2022 Senior Convertible Note”, with such note having a $27.5 million face value principal, a 7.875% annual stated interest rate, a contractual conversion price of $75.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of April 4, 2024, which maturity date the investor agreed to extend by one year, to April 4, 2025. The April 2022 Senior Convertible Note may be converted into shares of common stock of the Company at the Holder’s election.

Under the same SPA, the Company issued an additional Senior Secured Convertible Note dated September 8, 2022, referred to herein as the “September 2022 Senior Convertible Note”, with such note having a $11.25 million face value principal, a 7.875% annual stated interest rate, a contractual conversion price of $75.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of September 6, 2024, which maturity date the investor agreed to extend by one year, to September 8, 2025. The September 2022 Senior Convertible Note may be converted into shares of common stock of the Company at the Holder’s election.

The Company is subject to financial covenants requiring: (i) a minimum of $8.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, to not exceed 30% (the “Debt to Market Cap Ratio Test”); and (iii) the Company’s market capitalization to at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). From time to time from and after December 1, 2023 through March 12, 2024, the Company was not in compliance with the Financial Tests. As of March 12, 2024, the Investor agreed to waive any such non-compliance during such time period and thereafter through August 31, 2024.

In consideration of the covenant waiver and maturity extensions discussed above, the Company agreed to pay the holder of the notes $2,000,000 in cash (or in such other form as may be mutually agreed in writing) by April 25, 2024.

The April 2022 Senior Convertible Note and September 2022 Senior Convertible Note installment payments may be made in shares of PAVmed common stock at a conversion price that is the lower of the contractual conversion price and 82.5% of the two lowest VWAPs during the last 10 trading days preceding the date of conversion, subject to a conversion price floor of $2.70. The notes are also subject to certain provisions that may require redemption upon the occurrence of certain events, including an event of default, a change of control, or certain equity issuances.

In the year ended December 31, 2023, approximately $6,083 of principal repayments along with approximately $364 of interest expense thereon, were settled through the issuance of 1,745,824 shares of common stock of the Company, with such shares having a fair value of approximately $10,001 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). In addition the Company paid $202 in cash related to acceleration floor payments on these notes related to the conversion price being below $2.70, which is included in debt extinguishment loss on the Company’s consolidated statements of operations. The conversions and cash paid resulted in a debt extinguishment loss of $3,756 in the year ended December 31, 2023.

Lucid Diagnostics - Senior Secured Convertible Note

Lucid Diagnostics entered into a Securities Purchase Agreement (“Lucid SPA”) dated March 13, 2023, with an accredited institutional investor (“Investor”, “Lender”, and /or “Holder”), wherein, Lucid agreed to sell, and the Investor agreed to purchase an aggregate of $11.1 million face value principal of debt. The debt was issued in a registered direct offering under Lucid’s effective shelf registration statement.

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

During the period from March 21, 2023 to September 20, 2023, Lucid was required to pay interest expense only (on the $11.1 million face value principal), at 7.875% per annum, computed on a 360 day year. Lucid paid in cash interest expense of $391 for the year ended December 31, 2023.

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

Note 13 — Debt - continued

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

Lucid is subject to financial covenants requiring: (i) a minimum of $5.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) Lucid’s average market capitalization over the prior ten trading days, as of the last day of any fiscal quarter commencing with September 30, 2023, to not exceed 30%; and (iii) Lucid’s market capitalization to at no time be less than $30 million. As of December 31, 2023, the Company was in compliance, and as of the date hereof, the Company is in compliance, with these financial covenants.

The Lucid March 2023 Senior Convertible Note installment payments may be made in shares of Lucid Diagnostics common stock at a conversion price that is the lower of the contractual conversion price and 82.5% of the two lowest VWAPs during the last 10 trading days preceding the date of conversion, subject to a conversion price floor of $0.30. The notes are also subject to certain provisions that may require redemption upon the occurrence of an event of default, a change of control, or certain equity issuances.

In the year ended December 31, 2023, approximately $92 of principal repayments along with approximately $48 of interest expense thereon, were settled through the issuance of 115,388 shares of common stock of Lucid, with such shares having a fair value of approximately $166 (with such fair value measured as the respective conversion date quoted closing price of the common stock of Lucid). The conversions resulted in a debt extinguishment loss of $26 in the year ended December 31, 2023. Subsequent to December 31, 2023, as of March 21, 2024, approximately $260 of interest expense thereon, was settled through the issuance of 242,390 shares of common stock of the Lucid, with such shares having a fair value of approximately $359 (with such fair value measured as the respective conversion date quoted closing price of the common stock of Lucid).

During the years ended December 31, 2023 and 2022, the Company recognized debt extinguishment losses in total of approximately $3,782 and $5,434, respectively, in connection with issuing common stock for principal repayments on convertible debt mentioned above.

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

A total of 1,403,518 shares of common stock of PAVmed are reserved for issuance under the PAVmed 2014 Equity Plan, with 77,518 shares available for grant as of December 31, 2023. The share reservation is not diminished by a total of 66,723 PAVmed Inc. stock options and restricted stock awards granted outside the PAVmed 2014 Equity Plan as of December 31, 2023. In January 2024, the number of shares available for grant was increased by 432,452 in accordance with the evergreen provisions of the plan.

Note 14 — Stock-Based Compensation - continued

PAVmed Stock Options

PAVmed stock options granted under the PAVmed 2014 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2021(4)	581,833	$50.86	6.8	$3,516
Granted(1)	320,252	$22.87
Exercised	(19,998)	$15.11
Forfeited	(110,934)	$47.15
Outstanding stock options at December 31, 2022(4)	771,153	$40.70	7.4	$—
Granted(1)	576,975	$6.87
Exercised	—	$—
Forfeited	(155,670)	$26.51
Outstanding stock options at December 31, 2023(3)	1,192,458	$26.18	7.3	$—
Vested and exercisable stock options at December 31, 2023	722,039	$35.82	6.4	$—

(1)	Stock options granted under the PAVmed 2014 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the PAVmed common stock on each of December 31, 2023 and December 31, 2022 and the exercise price of the underlying PAVmed stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above, are inclusive of 60,057 and 33,391, stock options granted outside the PAVmed 2014 Equity Plan, as of December 31, 2023 and December 31, 2022, respectively.
(4)	Share activity and weighted average grant date fair values include immaterial rounding due to the Company’s 1-for-15 reverse stock split.

Subsequent to December 31, 2023, on February 22, 2024, the Company granted 59,500 stock options under the PAVmed Inc 2014 Equity Plan with a weighted average exercise price of $1.85 for which will generally vest one-third after one year then ratably over the next eight quarters. In addition, on February 22, 2024, a total of 390,000 restricted stock awards were granted to the Board of Directors under the PAVmed 2014 Equity Plan, with such restricted stock awards having an aggregate fair value of approximately $0.7 million, which was measured using the respective grant date quoted closing price per share of PAVmed Inc. common stock, with the fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The vesting of the restricted stock awards vest ratably on an annual basis over a three year period with the initial annual vesting date of November 30, 2024. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

PAVmed Restricted Stock Awards

PAVmed restricted stock awards granted under the PAVmed 2014 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding restricted stock awards as of December 31, 2021(2)	111,109	$35.40
Granted	—	$—
Vested	(36,111)	$17.94
Forfeited	(10,000)	$30.60
Unvested restricted stock awards as of December 31, 2022(1)	64,998	$45.76
Granted	12,195	5.79
Vested	(6,666)	46.50
Forfeited	—	—
Unvested restricted stock awards as of December 31, 2023	70,527	$38.77

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 6,666 restricted stock awards granted outside the PAVmed 2014 Equity Plan as of December 31, 2022. These 6,666 restricted stock awards were fully vested during the period ended December 31, 2023.
(2)	Share activity and weighted average grant date fair values include immaterial rounding due to the Company’s 1-for-15 reverse stock split.

Note 14 — Stock-Based Compensation - continued

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

A total of 11,644,000 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 2,832,133 shares available for grant as of December 31, 2023. The share reservation is not diminished by a total of 423,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of December 31, 2023. In January 2024, the number of shares available for grant was increased by 2,680,038 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2021	1,419,242	$0.73	7.0
Granted(1)	2,365,000	$3.68
Exercised	(965,342)	$0.72
Forfeited	(253,523)	$3.83
Outstanding stock options at December 31, 2022	2,565,377	$3.14	8.3	$428
Granted(1)	3,618,000	$1.32
Exercised	—	$—
Forfeited	(678,994)	$2.75
Outstanding stock options at December 31, 2023(3)	5,504,383	$2.00	8.5	$765
Vested and exercisable stock options at December 31, 2023	2,339,527	$2.30	7.8	$529

(1)	Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of December 31, 2023 and December 31, 2022 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above, are inclusive of 423,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of December 31, 2023 and December 31, 2022.

Subsequent to December 31, 2023, on February 22, 2024, Lucid granted 2,895,000 stock options under the Lucid Diagnostics Inc 2018 Equity Plan with a weighted average exercise price of $1.25 for which will generally vest one-third after one year then ratably over the next eight quarters.

Note 14 — Stock-Based Compensation - continued

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2021	1,940,740	$12.76
Granted	320,000	4.53
Vested	(169,320)	13.48
Forfeited	—	—
Unvested restricted stock awards as of December 31, 2022(1)	2,091,420	$11.44
Granted	550,000	1.29
Vested	(303,980)	11.95
Forfeited	—	—
Unvested restricted stock awards as of December 31, 2023	2,337,440	$8.99

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan as of December 31, 2022. These 50,000 restricted stock awards were fully vested during the period ended December 31, 2023.

Consolidated Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized by each of PAVmed and Lucid Diagnostics for both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Years Ended December 31,
	2023	2022
Cost of revenue	$122	$16
Sales and marketing expenses	1,715	2,464
General and administrative expenses	7,935	16,001
Research and development expenses	1,367	1,051
Total stock-based compensation expense	$11,139	$19,532

Note 14 — Stock-Based Compensation - continued

Stock-Based Compensation Expense Recognized by Lucid Diagnostics

As noted, the consolidated stock-based compensation expense presented above is inclusive of stock-based compensation expense recognized by Lucid Diagnostics, inclusive of each of: stock options granted under the PAVmed 2014 Equity Plan to the three physician inventors of the intellectual property underlying the Amended CWRU License Agreement; and stock options and restricted stock awards granted to employees of PAVmed and non-employee consultants under the Lucid Diagnostics 2018 Equity Plan. The stock-based compensation expense recognized by Lucid Diagnostics for both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Years Ended December 31,
	2023	2022
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$63	$13
Lucid Diagnostics 2018 Equity Plan – sales and marketing	948	968
Lucid Diagnostics 2018 Equity Plan – general and administrative	4,455	12,691
Lucid Diagnostics 2018 Equity Plan – research and development	296	187
PAVmed 2014 Equity Plan - cost of revenue	37	3
PAVmed 2014 Equity Plan - sales and marketing	463	654
PAVmed 2014 Equity Plan - general and administrative	173	262
PAVmed 2014 Equity Plan - research and development	387	213
Total stock-based compensation expense – recognized by Lucid Diagnostics	$6,822	$14,991

The consolidated unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
PAVmed 2014 Equity Plan
Stock Options	$3,799	1.8
Restricted Stock Awards	$185	1.1

Lucid Diagnostics 2018 Equity Plan
Stock Options	$3,566	2.0
Restricted Stock Awards	$1,167	2.2

Note 14 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $4.90 per share and $16.50 per share during the years ended December 31, 2023 and 2022, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Years Ended December 31,
	2023	2022
Expected term of stock options (in years)	5.6	5.8
Expected stock price volatility	88%	88%
Risk free interest rate	3.8%	2.2%
Expected dividend yield	—%	—%

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.88 per share and $2.30 per share during the years ended December 31, 2023 and 2022, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Years Ended December 31,
	2023	2022
Expected term of stock options (in years)	5.6	5.6
Expected stock price volatility	74%	71%
Risk free interest rate	3.9%	2.1%
Expected dividend yield	—%	—%

PAVmed Inc. Employee Stock Purchase Plan (“PAVmed ESPP”)

A total of 38,216 shares and 12,950 shares of common stock of the Company were purchased for proceeds of approximately $182 and $218, on March 31, 2023 and 2022, respectively, under the PAVmed ESPP. A total of 20,267 shares and 12,780 shares of common stock of the Company were purchased for proceeds of approximately $76 and $140, on September 30, 2023 and 2022, respectively, under the PAVmed ESPP. The March 31, 2023 purchase was partially settled through the redeployment of 12,590 shares of treasury stock. The September 30, 2022 purchase was settled through the redeployment of treasury stock. The PAVmed ESPP has a total reserve of 133,334 shares of common stock of PAVmed of which 7,528 shares are available for issue as of December 31, 2023. In January 2024, the number of shares available-for-issue was increased by 166,667 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Inc. Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 231,987 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $276 on March 31, 2023 under the Lucid ESPP. A total of 276,213 and 84,030 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $275 and $109 on September 30, 2023 and 2022, respectively, under the Lucid ESPP.The Lucid ESPP has a total reserve of 1,000,000 shares of common stock of Lucid Diagnostics of which 407,770 shares are available for issue as of December 31, 2023. In January 2024, the Lucid board authorized an increase in the number of shares available for issue by 500,000.

Note 15 — Preferred Stock

As of December 31, 2023 and December 31, 2022, there were 1,305,213 and 1,205,759 shares of PAVmed Series B Convertible Preferred Stock, classified in permanent equity, issued and outstanding, respectively.

PAVmed Series B Convertible Preferred Stock Dividends

The Series B Convertible Preferred Stock is issued pursuant to the PAVmed Inc. Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock Certificate of Designation”), has a par value of $0.001 per share, no voting rights, a stated value of $3.00 per share, and was immediately convertible upon its issuance. At the holders’ election, fifteen shares of Series B Convertible Preferred Stock are currently convertible into one share of common stock of the Company, subject to further adjustment for the effect of future stock dividends, stock splits or similar events affecting the Company’s common stock. The Series B Convertible Preferred Stock shall not be redeemed for cash and under no circumstances shall the Company be required to net cash settle the Series B Convertible Preferred Stock.

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

PAVmed Series B Convertible Preferred Stock Dividends Earned

The Series B Convertible Preferred Stock dividends earned are included in the calculation of basic and diluted net loss attributable to PAVmed common stockholders for each of the respective corresponding periods presented in the accompanying consolidated statement of operations, inclusive of $304 of such dividends earned in the year ended December 31, 2023; and $281 of such dividends earned in the year ended December 31, 2022.

PAVmed Series B Convertible Preferred Stock Dividends Declared

During the year ended December 31, 2023, the Company’s board of directors declared an aggregate of approximately $298 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2022; March 31, 2023; June 30, 2023; and September 30, 2023, which have been settled by the issue of an additional aggregate 99,454 shares of Series B Convertible Preferred Stock.

During the year ended December 31, 2022, the Company’s board of directors declared an aggregate of approximately $276 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2021; March 31, 2022; June 30, 2022; and September 30, 2022, which have been settled by the issue of an additional aggregate 91,885 shares of Series B Convertible Preferred Stock.

Subsequent to December 31, 2023, in January 2024, the Company’s board of directors declared a PAVmed Series B Convertible Preferred Stock dividend, earned as of December 31, 2023, of $78, to be settled by the issue of 26,123 additional shares of Series B Convertible Preferred Stock.

The PAVmed Series B Convertible Preferred Stock dividends are recognized as a dividend payable liability only upon the dividend being declared payable by the Company’s board of directors. Accordingly, the dividends declared payable subsequent to the date of the accompanying consolidated balance sheet were not recognized as a dividend payable liability as the Company’s board of directors had not declared the dividends payable as of each such date.

Note 16 — Common Stock and Common Stock Purchase Warrants

Common Stock

In February 2023, the Company distributed a proxy statement for a special meeting of shareholders that was held on March 31, 2023 (the “Special Meeting”), at which the Company sought approval of an amendment to the Company’s Certificate of Incorporation, to effect, (i) a reverse split of the Company’s outstanding shares of common stock at a specific ratio, ranging from 1-for-5 to 1-for-15, to be determined by the board of directors of the Company in its sole discretion, and (ii) an associated reduction in the number of shares of common stock the Company is authorized to issue, from 250,000,000 shares to 50,000,000 shares. On March 31, 2023, the shareholders approved the above proposal to amend the Company’s Certificate of Incorporation, to effect, at any time prior to the one-year anniversary date of the Special Meeting. On November 28, 2023 the Company’s board of directors, unanimously authorized management to effect the reverse split at the ratio of 1-for-15. The reverse stock split became effective on December 7, 2023. At the effective date, every 15 shares of the Company’s common stock that were issued and outstanding were automatically combined into one issued and outstanding share, without any change in par value of such shares. No fractional shares were issued in connection with the reverse stock split. Instead, each fractional share remaining after completion of the reverse stock split that was less than a whole share was rounded up to one whole share. The reverse stock split also correspondingly affected all outstanding PAVmed equity awards and outstanding convertible securities.

A total of 100,000 shares of PAVmed common stock were issued to an unrelated service provider as the consideration for the services rendered under a research and development agreement dated May 31, 2023 (“May 31, 2023 R&D Agreement”). The shares were issued as consideration for a contractual minimum fair market value of $750, with such derived fair market value computed using a contractual formula based on the PAVmed Inc. common stock volume weighted average price per share (“VWAP”) during the last ten days of the six month anniversary of the May 31, 2023 R&D Agreement. If the such fair market value was less than $750, then, the Company would incur an additional contractual consideration obligation in amount equal to the difference between the required minimum fair market value of $750 and the contractual formula based computed fair market value. On the six month anniversary, November 30, 2023, the contingent reconciliation payment was calculated to be $390, based on the prior 10 day VWAP calculation, with the change in the estimated fair value recognized as other income (expense).

During the year ended December 31, 2023 a total of 58,483 shares of common stock of the Company were issued under the PAVmed ESPP. See Note 14, Stock-Based Compensation, for a discussion of each of the PAVmed 2014 Equity Plan and the PAVmed ESPP.

In the year ended December 31, 2023, 1,745,824 shares of the Company’s common stock were issued upon conversion, at the election of the holder, of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note, for $6,083 face value principal repayments, as discussed in Note 13, Debt.

In the year ended December 31, 2023, the Company sold 321,288 shares through their at-the-market equity facility for net proceeds of approximately $1,823, after payment of 3% commissions. As of December 31, 2023, the Company had $291 of net proceeds due from broker. Subsequent to December 31, 2023, as of March 21, 2024, the Company sold 133,299 shares through their at-market equity facility for net proceeds of approximately $495, after payment of 3% commissions.

PAVmed Distribution of Lucid Diagnostics Common Stock to Shareholders

On February 15, 2024, the Company distributed by special dividend to the Company stockholders 3,331,747 shares of Lucid Diagnostics common stock held by the Company. On such date, each PAVmed shareholder as of the January 15, 2024 record date received a stock dividend of approximately 38 shares of Lucid common stock for every 100 shares of PAVmed common stock they held as of such date. The shares distributed were approximately equal to the number of shares of common stock that Lucid issued to PAVmed on or about January 26, 2024 in satisfaction of certain intercompany obligations due to Lucid from PAVmed.

Common Stock Purchase Warrants

As of December 31, 2023 and December 31, 2022, Series Z Warrants outstanding totaled 11,937,450 representing the right to purchase 795,830 shares of the Company’s common stock. The Series Z Warrants are now exercisable to purchase one whole share of common stock of the Company at an exercise price of $23.48 ($24.00 post reverse-split, decreased by $0.52 due to distribution of Lucid common stock to PAVmed stockholders, discussed further below). On December 4, 2023, the Company announced the extension of the Company’s Series Z Warrants, by 12 months, to April 30, 2025. The Company recognized the incremental value associated with the Z Warrants modification for the term extension as a deemed dividend charge of $1,791 and as an increase of net loss available to common stockholders on the consolidated statements of operations in 2023. The incremental value associated with the Z Warrants modification was determined using a Black-Scholes pricing model using the modified terms of the Z Warrants with the following assumptions: expected term of 1.41 years, dividend yield of 0%, volatility of 233%, and a risk-free rate of 4.79%, compared to the publicly traded closing price of PAVMZ on the date immediately preceding the modification. There were no Series Z Warrants exercised during the year ended December 31, 2023.

The Company’s distribution of Lucid common stock to PAVmed stockholders, described above, constituted an “Extraordinary Dividend” as defined in the Warrant Agreement. Accordingly, as a result of the distribution, pursuant to Section 4.3 of the Warrant Agreement, the Warrant Price has been decreased by $0.52 (the fair market value of 0.37709668 of a share of Lucid Diagnostics’ common stock) to $23.48 per share.

Note 17 — Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is summarized for the periods indicated as follows:

	December 31, 2023	December 31, 2022
NCI – equity	$20,615	$17,752
Net loss attributable to NCI	(15,088)	(14,255)
Impact of subsidiary equity transactions	(1,983)	28
Lucid Diagnostics proceeds from issuance of preferred stock	18,625	—
Lucid Diagnostics proceeds from At-The-Market Facilities, net of deferred financing charges	284	1,767
Lucid Diagnostics issuance of common stock for settlement of APA-RDx installment and termination payment	713	653
Lucid Diagnostics issuance of common stock for settlement of vendor service agreement	147	—
Lucid Diagnostics 2018 Equity Plan stock option exercise	—	695
Lucid Diagnostics Employee Stock Purchase Plan Purchase	551	109
Conversion of Lucid Diagnostics common stock for Senior Secured Convertible Debt	167	—
Stock-based compensation expense - Lucid Diagnostics 2018 Equity Plan	5,762	13,859
Stock-based compensation expense - Veris Health 2021 Equity Plan	20	7
NCI – equity	$29,813	$20,615

The consolidated NCI presented above is with respect to the Company’s consolidated majority-owned subsidiaries as a component of consolidated total stockholders’ equity as of December 31, 2023 and December 31, 2022; and the recognition of a net loss attributable to the NCI in the consolidated statement of operations for the periods beginning on the acquisition date of the respective majority-owned subsidiaries.

Lucid Diagnostics

As of December 31, 2023, there were 42,329,864 shares of common stock of Lucid Diagnostics issued and outstanding, of which, PAVmed held 31,302,420 shares, representing a majority ownership equity interest and PAVmed has a controlling financial interest in Lucid Diagnostics, and accordingly, Lucid Diagnostics is a consolidated majority-owned subsidiary of PAVmed.

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

In November 2022, Lucid Diagnostics entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor Fitzgerald & Co. In the year ended December 31, 2023, Lucid Diagnostics sold 230,068 shares through their at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions.

Note 17 — Noncontrolling Interest - continued

Subsequent to December 31, 2023, on January 26, 2024 PAVmed elected to receive payment of $4,675 of fees and reimbursements due from Lucid, through the issuance of 3,331,771 shares of Lucid Diagnostics common stock. On February 15, 2024, the Company distributed by special dividend to the Company stockholders, as of the record date noted above, 3,331,747 shares of Lucid Diagnostics common stock held by the Company.

On March 13, 2024, Lucid issued an additional 5,670 shares of Lucid Series A-1 Preferred Stock, for aggregate gross proceeds of $5.67 million.

On March 13, 2024, Lucid issued 44,285 shares of newly designated Lucid Series B Convertible Preferred Stock (the “Lucid Series B Preferred Stock”). The terms of the Lucid Series B Preferred Stock are substantially identical to the terms of the Lucid Series A Preferred Stock and the Lucid Series A-1 Preferred Stock, except that the Lucid Series B Preferred Stock has a conversion price of $1.2444, and the holders of the Lucid Series B Preferred Stock vote with the common stock on an as-converted basis (subject to any applicable ownership limitations). On the same day, Lucid issued an additional 5,670 shares of Lucid Series A-1 Preferred Stock, for aggregate gross proceeds of $5.67 million (all of which shares were immediately exchange for shares of Lucid Series B Preferred Stock). The aggregate gross proceeds from the sale of shares in such offering were $18.1 million.

As a result of 100% of the then-outstanding shares of Lucid Series A Preferred Stock and Lucid Series A-1 Preferred Stock being exchanged for shares of Lucid Series B Preferred Stock in the Lucid Series B Offering and Exchange, no shares of Lucid Series A Preferred Stock or Lucid Series A-1 Preferred Stock remain outstanding.

Veris Health

As of December 31, 2023, there were 8,000,000 shares of common stock of Veris Health issued and outstanding, of which PAVmed holds an 80.44% majority-interest ownership and PAVmed has a controlling financial interest, with the remaining 19.56% minority-interest ownership held by an unrelated third-party. Accordingly, Veris Health is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the accompanying consolidated balance sheets.

Note 18 — Income Taxes

Income tax (benefit) expense for respective periods noted is as follows:

	Years Ended December 31,
	2023	2022
Current
Federal, State and Local	$—	$—
Deferred
Federal	(16,789)	(24,265)
State and Local	(19,323)	11,124
Current and Deferred tax (benefit) expense	(36,112)	(13,141)
Less: Valuation allowance reserve	36,112	13,141
Income tax expense (benefit)	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the respective period noted is as follows:

	Years Ended December 31,
	2023	2022
U.S. federal statutory rate	21.0%	21.0%
U.S. state and local income taxes, net of federal benefit	6.1%	6.6%
Permanent differences	(2.7)%	(1.0)%
Tax credits	2.2%	1.3%
Revaluation of state deferred taxes	—%	(15.2)%
Federal deferred true-up	5.8%	—%
State deferred true-up	13.2%	—%
Valuation allowance	(45.6)%	(12.7)%
Effective tax rate	—%	—%

Note 18 — Income Taxes - continued

The tax effects of temporary differences which give rise to the net deferred tax assets for the respective period noted is as follows:

	Years Ended December 31,
	2023	2022
Deferred Tax Assets
Net operating loss	$67,786	$37,032
Debt issue costs	537	922
Stock-based compensation expense	12,304	11,105
Lease liabilities	1,266	836
Research and development expenditures	8,234	6,193
Research and development tax credit carryforwards	3,481	1,719
Accrued expenses	385	311
Section 195 deferred start-up costs	17	15
Depreciation & amortization	$800	$221
Deferred tax assets	$94,810	$58,354

Deferred Tax Liabilities
Operating lease right-of-use assets	(1,194)	(850)
Depreciation	—	—
Patent licenses	—	—
Deferred Tax Liabilities	$(1,194)	$(850)

Deferred tax assets, net of deferred tax liabilities	93,616	57,504
Less: valuation allowance	(93,616)	(57,504)
Deferred tax assets, net after valuation allowance	$—	$—

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

As required by FASB ASC Topic 740, Income Taxes, (“ASC 740), a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. Accordingly, the Company evaluated the positive and negative evidence bearing upon the estimated realizability of the net deferred tax assets, and based on the Company’s history of operating losses, concluded it is more-likely-than-not the deferred tax assets will not be realized, and therefore recognized a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, the deferred tax asset valuation allowance increased by $36,112 and $13,141, respectively.

The Company has total estimated federal net operating loss (“NOL”) carryforward of approximately $236.3 million and $158.4 million as of December 31, 2023 and 2022, respectively, which is available to reduce future taxable income, of which approximately $13.8 million have statutory expiration dates commencing in 2037, and approximately $222.5 million which do not have a statutory expiration date. The Company has not yet conducted a formal analysis and the NOL carryforward and general business credits may be subject-to limitation under U.S. Internal Revenue Code (“IRC”) Section 382 (provided there was a greater than 50% ownership change, as computed under such IRC Section 382). The State and Local NOL carryforwards of approximately $260.0 million have statutory expiration dates commencing in 2037. The Company has total estimated research and development (“R&D”) tax credit carryforward of approximately $3.4 million as of December 31, 2023 which are available to reduce future tax expense and have statutory expiration dates commencing in 2037.

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

Note 19 — Net Loss Per Share

The Net loss per share - attributable to PAVmed Inc. - basic and diluted and Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted - for the respective periods indicated - is as follows:

	Years Ended December 31,
	2023	2022
Numerator
Net loss - before noncontrolling interest	$(79,263)	$(103,238)
Net loss attributable to noncontrolling interest	15,088	14,255
Net loss - as reported, attributable to PAVmed Inc.	$(64,175)	$(88,983)

Deemed dividend on Series Z warrant modification	$(1,791)	$—
Series B Convertible Preferred Stock dividends – earned	$(304)	$(281)

Net loss attributable to PAVmed Inc. common stockholders	$(66,270)	$(89,264)

Denominator
Weighted average common shares outstanding, basic and diluted	7,231,546	5,938,406

Net loss per share (1)
Basic and diluted
Net loss attributable to PAVmed Inc. common stockholders	$(9.16)	$(15.03)

(1)	- Convertible Preferred Stock would potentially be considered a participating security under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

The common stock equivalents have been excluded from the computation of diluted weighted average shares outstanding as their inclusion would be anti-dilutive, are as follows:

The Series B Convertible Preferred Stock dividends earned as of each of the respective years noted, are included in the calculation of basic and diluted net loss attributable to PAVmed common stockholders for each respective period presented. Notwithstanding, the Series B Convertible Preferred Stock dividends are recognized as a dividend payable only upon the dividend being declared payable by the Company’s board of directors.

Basic weighted-average number of shares of common stock outstanding for the years ended December 31, 2023 and 2022 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all years presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	December 31,
	2023	2022
Stock options and restricted stock awards	1,262,985	836,151
Series Z Warrants	795,830	795,830
Series B Convertible Preferred Stock	87,015	80,384
Total	2,145,830	1,712,365

The total stock options and restricted stock awards are inclusive of 60,057 and 33,391 stock options as of December 31, 2023 and 2022, respectively; and 6,666 restricted stock awards as of December 31, 2022 granted outside the PAVmed 2014 Equity Plan. These 6,666 restricted stock awards were fully vested during the year ended December 31, 2023.

