Form 10-Q
period 2024-03-31
PAVmed Inc.
filed 2024-05-13
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of March 31, 2024 and May 9, 2024, there were 9,319,124 and 9,431,721 shares, respectively, of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan as of such date).

i

Part I - Financial Information

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	March 31, 2024	December 31, 2023
Assets:
Current assets:
Cash	$25,536	$19,639
Accounts receivable	67	61
Inventory	410	278
Prepaid expenses, deposits, and other current assets	3,561	4,520
Total current assets	29,574	24,498
Fixed assets, net	1,595	1,783
Operating lease right-of-use assets	3,886	4,267
Intangible assets, net	1,052	1,424
Other assets	1,147	1,147
Total assets	$37,254	$33,119
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,485	$1,786
Accrued expenses and other current liabilities	6,657	6,626
Operating lease liabilities, current portion	1,333	1,565
Senior Secured Convertible Notes - at fair value	45,540	44,200
Total current liabilities	55,015	54,177
Operating lease liabilities, less current portion	2,814	2,960
Total liabilities	57,829	57,137
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding 1,331,336 at March 31, 2024 and 1,305,213 shares at December 31, 2023	3,071	2,993
Common stock, $0.001 par value. Authorized, 50,000,000 shares; 8,858,597 and 8,578,505 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	9	9
Additional paid-in capital	237,863	237,600
Accumulated deficit	(309,723)	(294,433)
Total PAVmed Inc. Stockholders’ Equity (Deficit)	(68,780)	(53,831)
Noncontrolling interests	48,205	29,813
Total Stockholders’ Equity (Deficit)	(20,575)	(24,018)
Total Liabilities and Stockholders’ Equity (Deficit)	$37,254	$33,119

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$1,010	$446
Operating expenses:
Cost of revenue	1,744	1,346
Sales and marketing	4,311	4,539
General and administrative	6,678	10,407
Amortization of acquired intangible assets	372	505
Research and development	1,941	4,050
Total operating expenses	15,046	20,847
Operating loss	(14,036)	(20,401)
Other income (expense):
Interest income	72	121
Interest expense	(16)	(183)
Change in fair value - Senior Secured Convertible Notes	(2,163)	(1,040)
Loss on issue and offering costs - Senior Secured Convertible Note	—	(1,186)
Debt extinguishments loss - Senior Secured Convertible Notes	(369)	(525)
Debt modification expense	(2,000)	—
Gain on sale of intellectual property	—	1,000
Other income (expense), net	(4,476)	(1,813)
Loss before provision for income tax	(18,512)	(22,214)
Provision for income taxes	—	—
Net loss before noncontrolling interests	(18,512)	(22,214)
Net loss attributable to the noncontrolling interests	3,300	4,283
Net loss attributable to PAVmed Inc.	(15,212)	(17,931)
Less: Series B Convertible Preferred Stock dividends earned	(80)	(74)
Less: Deemed dividend on Subsidiary Preferred Stock attributable to the noncontrolling interests	(7,496)	—
Net loss attributable to PAVmed Inc. common stockholders	$(22,788)	$(18,005)
Per share information:
Net loss per share attributable to PAVmed Inc. common stockholders – basic and diluted	$(2.62)	$(2.78)
Weighted average common shares outstanding, basic and diluted	8,694,904	6,473,010

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2024

(in thousands, except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - December 31, 2023	1,305,213	$2,993	8,578,505	$9	$237,600	$(294,433)	$29,813	$(24,018)
Dividends declared - Series B Convertible Preferred Stock	26,123	78	—	—	—	(78)	—	—
Issue common stock - PAVM ATM Facility	—	—	133,299	—	495	—	—	495
Conversions - Senior Secured Convertible Note	—	—	112,461	—	307	—	—	307
Conversions - majority-owned subsidiary common stock - Senior Secured Convertible Note	—	—	—	—	—	—	687	687
Exercise - stock options of majority-owned subsidiary	—	—	—	—	—	—	4	4
Purchase - Employee Stock Purchase Plan	—	—	34,332	—	62	—	—	62
Purchase - majority-owned subsidiary common stock - Employee Stock Purchase Plan	—	—	—	—	—	—	353	353
Impact of subsidiary equity transactions	—	—	—	—	(1,734)	—	1,734	—
Issuance - majority-owned subsidiary preferred stock (Series A-1)	—	—	—	—	—	—	5,670	5,670
Exchange - majority-owned subsidiary preferred stock (Series A and Series A-1)	—	—	—	—	—	—	(24,295)	(24,295)
Issuance - majority-owned subsidiary preferred stock (Series B)	—	—	—	—	—	—	44,285	44,285
Majority-owned subsidiary deemed dividends on preferred stock attributable to noncontrolling interests	—	—	—	—	—	—	(7,495)	(7,495)
Stock-based compensation - PAVmed Inc.	—	—	—	—	934	—	—	934
Stock-based compensation - majority-owned subsidiaries	—	—	—	—	199	—	749	948
Net loss	—	—	—	—	—	(15,212)	(3,300)	(18,512)
Balance - March 31, 2024	1,331,336	$3,071	8,858,597	$9	$237,863	$(309,723)	$48,205	$(20,575)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2023

(in thousands, except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - December 31, 2022	1,205,759	$2,695	6,300,703	$6	$216,195	$(228,169)	$(408)	$20,615	$10,934
Dividends declared - Series B Convertible Preferred Stock	24,128	72	—	—	—	(72)	—	—	—
Issue common stock - PAVM ATM Facility	—	—	72,134	—	557	—	—	—	557
Vest - restricted stock awards	—	—	6,666	—	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	288,709	1	2,026	—	—	—	2,027
Purchase - Employee Stock Purchase Plan	—	—	25,626	—	122	—	60	—	182
Purchase - majority-owned subsidiary common stock - Employee Stock Purchase Plan	—	—	—	—	—	—	—	276	276
Issuance - majority-owned subsidiary common stock - Committed Equity Facility, net of financing charges	—	—	—	—	—	—	—	284	284
Impact of subsidiary equity transactions	—	—	—	—	1,189	—	—	(1,189)	—
Issuance - majority-owned subsidiary common stock - Settlement APA-RDx - Installment Payment	—	—	—	—	—	—	—	713	713
Issuance - majority-owned subsidiary preferred stock (Series A)	—	—	—	—	—	—	—	13,625	13,625
Stock-based compensation - PAVmed Inc.	—	—	—	—	1,199	—	—	—	1,199
Stock-based compensation - majority-owned subsidiaries	—	—	—	—	401	—	—	2,820	3,221
Treasury stock	—	—	12,589	—	(348)	—	348	—	—
Net Loss	—	—	—	—	—	(17,931)	—	(4,283)	(22,214)
Balance - March 31, 2023	1,229,887	$2,767	6,706,427	$7	$221,341	$(246,172)	$—	$32,861	$10,804

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except number of shares and per share data - unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss - before noncontrolling interest (“NCI”)	$(18,512)	$(22,214)

Adjustments to reconcile net loss - before NCI to net cash used in operating activities
Depreciation and amortization expense	586	727
Stock-based compensation	1,882	4,419
Gain on sale of intellectual property	—	(1,000)
APA-RDx: Issue common stock of majority-owned subsidiary - termination payment	—	713
Amortization of common stock payment for vendor service agreement	23	—
Change in fair value - Senior Secured Convertible Notes	2,163	1,040
Loss on issue - Senior Secured Convertible Note	—	1,111
Debt extinguishment loss - Senior Secured Convertible Note	369	525
Non-cash lease expense	2	79
Changes in operating assets and liabilities:
Accounts receivable	(6)	(10)
Prepaid expenses, deposits and current and other assets	531	(326)
Accounts payable	(301)	(1,444)
Accrued expenses and other current liabilities	154	18
Net cash flows used in operating activities	(13,109)	(16,362)

Cash flows from investing activities
Purchase of equipment	(42)	(26)
Proceeds from sale of intellectual property	—	1,000
Net cash flows provided by (used in) investing activities	(42)	974

Cash flows from financing activities
Proceeds – issue of preferred stock - majority-owned subsidiary	18,165	13,625
Proceeds – issue of Senior Secured Convertible Note	—	10,000
Payment – Senior Secured Convertible Note – acceleration floor payments	(322)	—
Proceeds – issue of common stock - At-The-Market Facility	786	557
Proceeds – majority-owned subsidiary common stock - Committed Equity Facility and At-The-Market Facility	—	284
Proceeds – issue common stock – Employee Stock Purchase Plan	62	182
Proceeds – majority-owned subsidiary common stock – Employee Stock Purchase Plan	353	276
Proceeds – exercise of stock options issued under equity plan of majority owned subsidiary	4	—
Net cash flows provided by financing activities	19,048	24,924
Net increase (decrease) in cash	5,897	9,536
Cash, beginning of period	19,639	39,744
Cash, end of period	$25,536	$49,280

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

Note 1 — The Company

Description of the Business

PAVmed is structured to be a multi-product life sciences company organized to advance a pipeline of innovative healthcare technologies. Led by a team of highly skilled personnel with a track record of bringing innovative products to market, PAVmed is focused on innovating, developing, acquiring, and commercializing novel products that target unmet medical needs with large addressable market opportunities. Leveraging our corporate structure—a parent company that will establish distinct subsidiaries for each financed asset—we have the flexibility to raise capital at the PAVmed level to fund product development, or to structure financing directly into each subsidiary in a manner tailored to the applicable product, the latter of which is our current strategy given prevailing market conditions.

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, common stock purchase warrants, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated $1.0 million of revenues for the three month period ended March 31, 2024, however the Company does not expect to generate positive cash flows from operating activities in the near future.

The Company incurred a net loss attributable to PAVmed Inc. common stockholders of approximately $22.8 million and had net cash flows used in operating activities of approximately $13.1 million for the three month period ended March 31, 2024. As of March 31, 2024, the Company had negative working capital of approximately $25.4 million, with such working capital inclusive of the Senior Secured Convertible Notes classified as a current liability of an aggregate of approximately $45.5 million and approximately $25.5 million of cash.

The Company’s ability to continue operations 12 months beyond the issuance of the financial statements, will depend upon generating substantial revenue that is conditioned upon obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, increasing revenue through contracting directly with self-insured employers, and on its ability to raise additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

Note 3 — Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 25, 2024, except as otherwise noted herein below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PAVmed and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company holds a majority-ownership interest and has controlling financial interest in each of: Lucid Diagnostics and Veris Health, with the corresponding noncontrolling interest included as a separate component of consolidated stockholders’ equity (deficit), including the recognition in the unaudited condensed consolidated statement of operations of a net loss attributable to the noncontrolling interest based on the respective minority-interest equity ownership of each majority-owned subsidiary. See Note 14, Noncontrolling Interest, for a discussion of each of the majority-owned subsidiaries noted above. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted. The balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of management, include all adjustments, consisting only of routine recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial information.

The unaudited condensed consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 25, 2024.

All amounts in the accompanying unaudited condensed consolidated financial statements and the notes thereto are presented in thousands of dollars, if not otherwise noted as being presented in millions of dollars, except for shares and per share amounts.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and the determination of corresponding carrying value reserve, if any, and liabilities and the disclosure of contingent losses, as of the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates in these unaudited condensed consolidated financial statements include those related to the estimated fair value of debt obligations, stock-based equity awards, intangible assets and common stock purchase warrants. Other significant estimates include the estimated incremental borrowing rate, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. Additionally, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

Note 3 — Summary of Significant Accounting Policies - continued

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

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The estimated fair value adjustment of the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the Lucid March 2023 Senior Convertible Note is presented in a single line item within other income (expense) in the accompanying unaudited condensed consolidated statement of operations (as provided for by ASC 825-10-50-30(b)). Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”) (for which there was no such adjustment with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note or the Lucid March 2023 Senior Convertible Note).

See Note 9, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 10, Debt, for a discussion of the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the Lucid March 2023 Senior Convertible Note.

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

Note 3 — Summary of Significant Accounting Policies - continued

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

Note 4 — Revenue from Contracts with Customers

Revenue Recognized

In the three month period ended March 31, 2024, the Company recognized total revenue of $1,010, primarily resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the three month period ended March 31, 2023 was $446, primarily resulting from the delivery of patient EsoGuard test results.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the three month period ended March 31, 2024, the cost of revenue was $1,744, primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the three month period ended March 31, 2023 was $1,346, primarily related to costs for our laboratory operations and EsoCheck device supplies.

Note 5 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	March 31, 2024	December 31, 2023
Advanced payments to service providers and suppliers	$436	$739
Prepaid insurance	520	848
Deposits	2,347	2,672
Veris Box supplies	258	261
Total prepaid expenses, deposits and other current assets	$3,561	$4,520

Note 6 — Leases

During the three months ended March 31, 2024, the Company entered into additional lease agreements that have commenced and are classified as operating leases.

The Company’s future lease payments as of March 31, 2024, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2024 (remainder of year)	$1,374
2025	841
2026	794
2027	624
2028	472
Thereafter	848
Total lease payments	$4,953
Less: imputed interest	(806)
Present value of lease liabilities	$4,147

Note 6 — Leases - continued

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$476	$346
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$22	$2,473
Weighted-average remaining lease term - operating leases (in years)	4.60	4.84
Weighted-average discount rate - operating leases	7.875%	7.875%

As of March 31, 2024 and December 31, 2023, the Company’s right-of-use assets from operating leases were $3,886 and $4,267, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the Company had outstanding operating lease obligations of $4,147 and $4,525, respectively, of which $1,333 and $1,565, respectively, are reported in operating lease liabilities, current portion and $2,814 and $2,960, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

Note 7 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	March 31, 2024	December 31, 2023
Defensive asset	60 months	$2,105	$2,105
Laboratory licenses and certifications and laboratory information management software	24 months	3,200	3,200
Other	1 year	70	70
Total Intangible assets		5,375	5,375
Less Accumulated Amortization		(4,323)	(3,951)
Intangible Assets, net		$1,052	$1,424

Amortization expense of the intangible assets discussed above was $372 and $505 for the three month periods ended March 31, 2024 and 2023, respectively, and is included in amortization of acquired intangible assets in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2024, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2024 (remainder of year)	$316
2025	421
2026	315
Total	$1,052

Note 8 — Commitment and Contingencies

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

Note 9 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
March 31, 2024
Senior Secured Convertible Note - April 2022	$—	$—	$18,800	$18,800
Senior Secured Convertible Note - September 2022	—	—	13,600	13,600
Lucid Senior Secured Convertible Note - March 2023	—	—	13,140	13,140
Totals	$—	$—	$45,540	$45,540

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2023
Senior Secured Convertible Note - April 2022	$—	$—	$19,000	$19,000
Senior Secured Convertible Note - September 2022	—	—	11,250	11,250
Lucid Senior Secured Convertible Note - March 2023	—	—	13,950	13,950
Totals	$—	$—	$44,200	$44,200

[1]	There were no transfers between the respective Levels during the three months ended March 31, 2024.

As discussed in Note 10, Debt, the Company issued Senior Secured Convertible Notes dated April 4, 2022 and September 8, 2022, with an initial $27.5 million face value principal (“April 2022 Senior Convertible Note”) and an initial $11.25 million face value principal (“September 2022 Senior Convertible Note”), respectively. Both convertible notes are accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

As discussed in Note 10, Debt, Lucid Diagnostics issued a Senior Secured Convertible Note dated March 21, 2023, with an initial $11.1 million face value principal (“Lucid March 2023 Senior Convertible Note”). This convertible note is also accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

Note 9 — Financial Instruments Fair Value Measurements - continued

The estimated fair value of the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the Lucid March 2023 Senior Convertible Note as of each of March 31, 2024 and December 31, 2023, were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	April 2022 Senior Convertible Note: March 31, 2024	September 2022 Senior Convertible Note: March 31, 2024	Lucid March 2023 Senior Convertible Note: March 31, 2024
Fair Value	$18,800	$13,600	$13,140
Face value principal payable	$17,602	$8,782	$10,936
Required rate of return	9.800%	9.600%	9.80%
Conversion Price	$75.00	$75.00	$5.00
Value of common stock	$2.14	$2.14	$0.81
Expected term (years)	1.01	1.44	0.97
Volatility	105.00%	105.00%	55.00%
Risk free rate	4.91%	4.72%	4.93%
Dividend yield	—%	—%	—%

	April 2022 Senior Convertible Note: December 31, 2023	September 2022 Senior Convertible Note: December 31, 2023	Lucid March 2023 Senior Convertible Note: December 31, 2023
Fair Value	$19,000	$11,250	$13,950
Face value principal payable	$17,602	$9,062	$11,019
Required rate of return	10.00% - 10.50%	10.00% - 10.20%	10.00%
Conversion Price	$75.00	$75.00	$5.00
Value of common stock	$4.12	$4.12	$1.41
Expected term (years)	0.26 - 1.26	0.69 - 1.69	1.22
Volatility	85.00%	85.00%	60.00%
Risk free rate	4.54% - 5.25%	4.31% - 4.96%	4.56%
Dividend yield	—%	—%	—%

The estimated fair values recognized utilized PAVmed and Lucid’s common stock prices, along with certain Level 3 inputs (as presented in the respective tables above), in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models and analyses, including the respective common stock prices, probability weighting of floor prices on conversions under two scenarios, the dividend yields, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the respective common stock prices. Changes in these assumptions can materially affect the recognized estimated fair values.

Note 10 — Debt

The fair value and face value principal outstanding of the Senior Convertible Notes as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2025	7.875%	$75.00	$17,602	$18,800
September 2022 Senior Convertible Note	September 8, 2025	7.875%	$75.00	8,782	13,600
Lucid March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	10,936	13,140
Balance as of March 31, 2024				$37,320	$45,540

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2025	7.875%	$75.00	$17,602	$19,000
September 2022 Senior Convertible Note	September 6, 2025	7.875%	$75.00	9,062	11,250
Lucid March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	11,019	13,950
Balance as of December 31, 2023				$37,683	$44,200

The changes in the fair value of debt during the three month period ended March 31, 2024 is as follows:

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - December 31, 2023	$19,000	$11,250	$13,950	$44,200	$—
Installment repayments – common stock	—	(280)	(83)	(363)	—
Non-installment payments – common stock	—	(24)	(436)	(460)	—
Change in fair value	(200)	2,654	(291)	2,163	(2,163)
Fair Value at March 31, 2024	$18,800	$13,600	$13,140	$45,540
Other Income (Expense) - Change in fair value – three month period ended March 31, 2024					$(2,163)

The changes in the fair value of debt during the three month period ended March 31, 2023 is as follows:

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - December 31, 2022	$22,000	$11,650	$—	$33,650	$—
Face value principal – issue date	—	—	11,111	11,111	—
Fair value adjustment – issue date	—	—	789	789	(789)
Installment repayments – common stock	(1,335)	—	—	(1,335)	—
Non-installment payments – common stock	(166)	—	—	(166)	—
Change in fair value	251	—	—	251	(251)
Fair Value at March 31, 2023	$20,750	$11,650	$11,900	$44,300
Other Income (Expense) - Change in fair value – three month period ended March 31, 2023					$(1,040)

Note 10 — Debt - continued

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

The Company has agreed to reduce temporarily, and the Investor has consented to reducing temporarily, the contractual conversion price under the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note to equal to 82.5% of the two lowest VWAPs during the last 10 trading days preceding the date of conversion, subject to a conversion floor price of $1.00, during the period from April 23, 2024 through May 7, 2024 (which period has been extended to August 6, 2024); provided that the aggregate amount of conversions under the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note during such period may not exceed $2,000.

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

In the three months ended March 31, 2024, in consideration of the covenant waiver and maturity extensions discussed above, the Company agreed to pay the holder of the notes $2,000 in cash (or in such other form as may be mutually agreed in writing) by April 25, 2024, which has been extended to June 15, 2024. The covenant waiver and maturity extension fee was recognized as debt modification expense on the Company’s unaudited condensed consolidated statement of operations, and currently included in accrued expenses and other current liabilities on the Company’s unaudited condensed consolidated balance sheets as of March 31, 2024.

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

In the three month period ended March 31, 2024, approximately $280 of principal repayments along with approximately $24 of interest expense thereon, were settled through the issuance of 112,461 shares of common stock of the Company, with such shares having a fair value of approximately $307 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). In addition the Company paid $198 in cash related to acceleration floor payments on these notes related to the conversion price being below $2.70, which is included in debt extinguishment loss on the Company’s unaudited condensed consolidated statements of operations. The conversions and cash paid resulted in a debt extinguishment loss of $202 in the three month period ended March 31, 2024. Subsequent to March 31, 2024, as of May 9, 2024, approximately $280 of principal repayments along with approximately $24 of interest expense thereon, was settled through the issuance of 112,597 shares of common stock of the Company, with such shares having a fair value of approximately $260, and cash payment related to floor acceleration payment of $199 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

Note 10 — Debt - continued

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

During the period from March 21, 2023 to September 20, 2023, Lucid was required to pay interest expense only (on the $11.1 million face value principal), at 7.875% per annum, computed on a 360 day year. Lucid paid in cash interest expense of $24 for the three month period ended March 31, 2023.

Commencing September 21, 2023, and then on each of the successive first and tenth trading day of each month thereafter through to and including March 14, 2025 (each referred to as an “Installment Date”); and on the March 21, 2025 maturity date, Lucid is required to make a principal repayment of $292 together with accrued interest thereon, with such 38 payments referred to herein as the “Installment Amount”, settled in shares of common stock of Lucid, subject to customary equity conditions, including minimum share price and volume thresholds, or at the election of Lucid, in cash, in whole or in part.

Note 10 — Debt - continued

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

Lucid is subject to financial covenants requiring: (i) a minimum of $5.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) Lucid’s average market capitalization over the prior ten trading days, as of the last day of any fiscal quarter commencing with September 30, 2023, to not exceed 30%; and (iii) Lucid’s market capitalization to at no time be less than $30 million. As of March 31, 2024, the Company was in compliance, and as of the date hereof, the Company is in compliance, with these financial covenants.

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

In the three month period ended March 31, 2024, approximately $83 of principal repayments along with approximately $436 of interest expense thereon, were settled through the issuance of 543,298 shares of common stock of Lucid, with such shares having a fair value of approximately $686 (with such fair value measured as the respective conversion date quoted closing price of the common stock of Lucid). The conversions resulted in a debt extinguishment loss of $167 in the three month period ended March 31, 2024. Subsequent to March 31, 2024, as of May 9, 2024, approximately $612 of principal repayments along with approximately $110 of interest expense thereon, was settled through the issuance of 1,139,851 shares of common stock of Lucid, with such shares having a fair value of approximately $1,037 (with such fair value measured as the respective conversion date quoted closing price of the common stock of Lucid).

During the three month periods ended March 31, 2024 and 2023, the Company recognized debt extinguishment losses in total of approximately $369 and $525, respectively, in connection with issuing common stock for principal repayments on convertible debt mentioned above.

See Note 9, Financial Instruments Fair Value Measurements, for a further discussion of fair value assumptions.

Note 11 — Stock-Based Compensation

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

A total of 1,835,970 shares of common stock of PAVmed are reserved for issuance under the PAVmed 2014 Equity Plan, with 68,495 shares available for grant as of March 31, 2024. The share reservation is not diminished by a total of 66,720 PAVmed Inc. stock options and restricted stock awards granted outside the PAVmed 2014 Equity Plan as of March 31, 2024. In January 2024, the number of shares available for grant was increased by 432,452 in accordance with the evergreen provisions of the plan.

Note 11 — Stock-Based Compensation - continued

PAVmed Stock Options

PAVmed stock options granted under the PAVmed 2014 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2023	1,192,458	$26.18	7.3	$—
Granted(1)	74,500	$2.30
Exercised	—	$—
Forfeited	(23,025)	$10.32
Outstanding stock options at March 31, 2024(3)	1,243,933	$25.04	7.0	$17
Vested and exercisable stock options at March 31, 2024	799,947	$34.11	6.0	$—

(1)	Stock options granted under the PAVmed 2014 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the PAVmed common stock on each of March 31, 2024 and December 31, 2023 and the exercise price of the underlying PAVmed stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above are inclusive of 60,054 stock options granted outside the PAVmed 2014 Equity Plan, as of March 31, 2024 and December 31, 2023.

On February 22, 2024, the Company granted 59,500 stock options under the PAVmed Inc 2014 Equity Plan with a weighted average exercise price of $1.85. Each such option will vest one-third after one year then ratably over the next eight quarters. In addition, on February 22, 2024, a total of 390,000 restricted stock awards were granted to the Board of Directors under the PAVmed 2014 Equity Plan, with such restricted stock awards having an aggregate fair value of approximately $0.7 million, which was measured using the respective grant date quoted closing price per share of PAVmed Inc. common stock, with the fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The vesting of the restricted stock awards vest ratably on an annual basis over a three year period with the initial annual vesting date of November 30, 2024. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

PAVmed Restricted Stock Awards

PAVmed restricted stock awards granted under the PAVmed 2014 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2023	70,527	$38.77
Granted	390,000	1.85
Vested	—	—
Forfeited	—	—
Unvested restricted stock awards as of March 31, 2024	460,527	$7.50

Note 11 — Stock-Based Compensation - continued

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

A total of 14,324,038 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 2,680,508 shares available for grant as of March 31, 2024. The share reservation is not diminished by a total of 423,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of March 31, 2024. In January 2024, the number of shares available for grant was increased by 2,680,038 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2023	5,504,383	$2.00	8.5	$765
Granted(1)	3,000,000	$1.25
Exercised	(3,333)	$1.31
Forfeited	(168,337)	$1.57
Outstanding stock options at March 31, 2024(3)	8,332,713	$1.74	8.8	$195
Vested and exercisable stock options at March 31, 2024	2,655,413	$2.29	7.6	$195

(1)	Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of March 31, 2024 and December 31, 2023 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above are inclusive of 423,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of March 31, 2024 and December 31, 2023.

On February 22, 2024, Lucid granted 2,895,000 stock options under the Lucid Diagnostics Inc 2018 Equity Plan with a weighted average exercise price of $1.25. Each option will vest one-third after one year then ratably over the next eight quarters.

Note 11 — Stock-Based Compensation - continued

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2023	2,337,440	$8.99
Granted	—	—
Vested	(26,912)	4.56
Forfeited	(13,088)	4.56
Unvested restricted stock awards as of March 31, 2024	2,297,440	$9.07

Subsequent to March 31, 2024, in May 2024, a total of 1,600,000 restricted stock awards were granted to management under the Lucid Diagnostics 2018 Equity Plan, with such restricted stock awards having an aggregate fair value of approximately $1.5 million, which was measured using the respective grant date quoted closing price per share of Lucid Diagnostics Inc. common stock, with the fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The vesting of the restricted stock awards vest on a single vest date of May 20, 2026. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

Consolidated Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized by each of PAVmed and Lucid Diagnostics for both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$36	$23
Sales and marketing expenses	403	444
General and administrative expenses	1,078	3,588
Research and development expenses	365	364
Total stock-based compensation expense	$1,882	$4,419

Note 11 — Stock-Based Compensation - continued

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

	Three Months Ended March 31,
	2024	2023
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$25	$12
Lucid Diagnostics 2018 Equity Plan – sales and marketing	271	223
Lucid Diagnostics 2018 Equity Plan – general and administrative	328	2,512
Lucid Diagnostics 2018 Equity Plan – research and development	120	70
PAVmed 2014 Equity Plan - cost of revenue	11	7
PAVmed 2014 Equity Plan - sales and marketing	79	133
PAVmed 2014 Equity Plan - general and administrative	2	156
PAVmed 2014 Equity Plan - research and development	97	95
Total stock-based compensation expense – recognized by Lucid Diagnostics	$933	$3,208

The consolidated unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
PAVmed 2014 Equity Plan
Stock Options	$2,732	1.8
Restricted Stock Awards	$745	2.7

Lucid Diagnostics 2018 Equity Plan
Stock Options	$5,282	2.3
Restricted Stock Awards	$941	2.0

Note 11 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $1.46 per share and $5.25 per share during the three month periods ended March 31, 2024 and 2023, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term of stock options (in years)	5.8	5.7
Expected stock price volatility	90%	88%
Risk free interest rate	4.3%	3.7%
Expected dividend yield	—%	—%

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.84 per share and $0.87 per share during the three month periods ended March 31, 2024 and 2023, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term of stock options (in years)	5.7	5.6
Expected stock price volatility	74%	75%
Risk free interest rate	4.3%	3.7%
Expected dividend yield	—%	—%

PAVmed Inc. Employee Stock Purchase Plan (“PAVmed ESPP”)

A total of 34,332 shares and 38,216 shares of common stock of the Company were purchased for proceeds of approximately $62 and $182, on March 31, 2024 and 2023, respectively, under the PAVmed ESPP. The March 31, 2023 purchase was partially settled through the redeployment of 12,590 shares of treasury stock. The PAVmed ESPP has a total reserve of 300,001 shares of common stock of PAVmed of which 139,863 shares are available for issue as of March 31, 2024. In January 2024, the number of shares available-for-issue was increased by 166,667 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Inc. Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 511,884 shares and 231,987 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $353 and $276 on March 31, 2024 and 2023, respectively, under the Lucid ESPP. The Lucid ESPP has a total reserve of 1,500,000 shares of common stock of Lucid Diagnostics of which 395,886 shares are available for issue as of March 31, 2024. In January 2024, the Lucid board authorized an increase in the number of shares available for issue by 500,000.

Note 12 — Preferred Stock

As of March 31, 2024 and December 31, 2023, there were 1,331,336 and 1,305,213 shares of PAVmed Series B Convertible Preferred Stock, classified in permanent equity, issued and outstanding, respectively.

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

PAVmed Series B Convertible Preferred Stock Dividends Earned

The Series B Convertible Preferred Stock dividends earned are included in the calculation of basic and diluted net loss attributable to PAVmed common stockholders for each of the respective corresponding periods presented in the accompanying unaudited condensed consolidated statement of operations, inclusive of $80 of such dividends earned in the three month period ended March 31, 2024; and $74 of such dividends earned in the three month period ended March 31, 2023.

PAVmed Series B Convertible Preferred Stock Dividends Declared

During the three month period ended March 31, 2024, the Company’s board of directors declared approximately $78 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2023, with such dividends settled by the issue of an additional 26,123 shares of Series B Convertible Preferred Stock.

During the three month period ended March 31, 2023, the Company’s board of directors declared approximately $72 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2022, with such dividends settled by the issue of an additional 24,128 shares of Series B Convertible Preferred Stock.

Subsequent to March 31, 2024, in May 2024, the Company’s board of directors declared a PAVmed Series B Convertible Preferred Stock dividend, earned as of March 31, 2024, of $80, to be settled by the issue of 26,640 additional shares of Series B Convertible Preferred Stock.

The PAVmed Series B Convertible Preferred Stock dividends are recognized as a dividend payable liability only upon the dividend being declared payable by the Company’s board of directors. Accordingly, the dividends declared payable subsequent to the date of the accompanying unaudited condensed consolidated balance sheet were not recognized as a dividend payable liability as the Company’s board of directors had not declared the dividends payable as of each such date.

Note 13 — Common Stock and Common Stock Purchase Warrants

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

During the three months ended March 31, 2024 a total of 34,332 shares of common stock of the Company were issued under the PAVmed ESPP. See Note 11, Stock-Based Compensation, for a discussion of each of the PAVmed 2014 Equity Plan and the PAVmed ESPP.

In the three months ended March 31, 2024, 112,461 shares of the Company’s common stock were issued upon conversion, at the election of the holder, of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note, for $280 face value principal repayments, as discussed in Note 10, Debt.

In the three months ended March 31, 2024, the Company sold 133,299 shares through their at-the-market equity facility for net proceeds of approximately $495, after payment of 3% commissions.

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

The Company’s distribution of Lucid common stock to PAVmed stockholders, constituted an “Extraordinary Dividend” as defined in the Warrant Agreement. Accordingly, as a result of the distribution, pursuant to Section 4.3 of the Warrant Agreement, the Warrant Price has been decreased by $0.52 (the fair market value of 0.37709668 of a share of Lucid Diagnostics’ common stock on the distribution date) to $23.48 per share.

Common Stock Purchase Warrants

As of March 31, 2024 and December 31, 2023, Series Z Warrants outstanding totaled 11,937,450 representing the right to purchase 795,830 shares of the Company’s common stock. The Series Z Warrants are now exercisable to purchase one whole share of common stock of the Company at an exercise price of $23.48 ($24.00 post reverse-split, decreased by $0.52 due to distribution of Lucid common stock to PAVmed stockholders, discussed further above). There were no Series Z Warrants exercised during the three months ended March 31, 2024.

Note 14 — Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is summarized for the periods indicated as follows:

March 31, 2024
NCI – equity - December 31, 2023	$29,813
Net loss attributable to NCI	(3,300)
Impact of subsidiary equity transactions	1,734
Lucid Diagnostics proceeds from issuance of preferred stock Series A-1	5,670
Lucid Diagnostics exchange of preferred stock Series A and Series A-1	(24,295)
Lucid Diagnostics proceeds from issuance of preferred stock Series B	44,285
Lucid Diagnostics deemed dividend on preferred stock	(7,495)
Lucid Diagnostics 2018 Equity Plan stock option exercise	4
Lucid Diagnostics Employee Stock Purchase Plan Purchase	353
Conversion of Lucid Diagnostics common stock for Senior Secured Convertible Debt	687
Stock-based compensation expense - Lucid Diagnostics 2018 Equity Plan	744
Stock-based compensation expense - Veris Health 2021 Equity Plan	5
NCI – equity - March 31, 2024	$48,205

The consolidated NCI presented above is with respect to the Company’s consolidated majority-owned subsidiaries as a component of consolidated total stockholders’ equity as of March 31, 2024 and December 31, 2023; and the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations for the periods beginning on the acquisition date of the respective majority-owned subsidiaries.

Lucid Diagnostics

As of March 31, 2024, there were 46,747,062 shares of common stock of Lucid Diagnostics issued and outstanding, of which, PAVmed held 31,302,444 shares, representing a majority ownership equity interest and PAVmed has a controlling financial interest through its majority voting interest by means of ownership and an irrevocable proxy in Lucid Diagnostics, and accordingly, Lucid Diagnostics is a consolidated majority-owned subsidiary of PAVmed.

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

Note 14 — Noncontrolling Interest - continued

Subsequent to March 31, 2024, on May 6, 2024, Lucid issued approximately 11,634 shares of newly designated Lucid Series B-1 Convertible Preferred Stock (the “Lucid Series B-1 Preferred Stock”). The terms of the Lucid Series B-1 Preferred Stock are substantially identical to the terms of the Lucid Series B Preferred Stock, except that the Lucid Series B-1 Preferred Stock has a conversion price of $0.7228. The aggregate gross proceeds from the sale of shares in such offering were $11.6 million.

Deemed Dividend on Series A and Series A-1 Convertible Preferred Stock Exchange Offer

The fair value of the consideration given in the form of the issue of 44,285 shares of Series B Convertible Preferred Stock, with such fair value recognized as the carrying value of such issued shares of Series B Convertible Preferred Stock, as compared to both the newly issued Series B Convertible Preferred Stock (fair value of $12,495) and the carrying value of the extinguished Series A and Series A-1 Convertible Preferred Stock (carrying value of $24,295), resulting in an excess of fair value of $7.5 million recognized as a deemed dividend charged to accumulated deficit in the unaudited condensed consolidated balance sheet on March 13, 2024, with such deemed dividend included as a component of net loss attributable to common stockholders, summarized as follows:

Series B Convertible Preferred Stock Issuance and Series A/A-1 Exchange Offer	March 13, 2024

Fair Value - 44,285 shares of Series B Preferred Stock issued	$44,285
Less: Fair value related to newly issued Series B Preferred Stock (of 12,495 shares)	(12,495)
Less: Carrying value related to Series A and Series A-1 Preferred Stock Exchanged for Series B Preferred Stock (of 24,295 shares)	(24,295)
Deemed Dividend Charged to Accumulated Deficit	$7,495

Note 15 — Net Loss Per Share

The Net loss per share - attributable to PAVmed Inc. - basic and diluted and Net loss per share - attributable to PAVmed Inc. common stockholders - basic and diluted - for the respective periods indicated - is as follows:

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss - before noncontrolling interest	$(18,512)	$(22,214)
Net loss attributable to noncontrolling interest	3,300	4,283
Net loss - as reported, attributable to PAVmed Inc.	$(15,212)	$(17,931)

Series B Convertible Preferred Stock dividends – earned	$(80)	$(74)
Deemed dividend on Subsidiary Preferred Stock attributable to the noncontrolling interests	$(7,496)	$—

Net loss attributable to PAVmed Inc. common stockholders	$(22,788)	$(18,005)

Denominator
Weighted average common shares outstanding, basic and diluted	8,694,904	6,473,010

Net loss per share (1)
Basic and diluted
Net loss attributable to PAVmed Inc. common stockholders	$(2.62)	$(2.78)

(1)	- Convertible Preferred Stock would potentially be considered a participating security under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

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

Note 15 — Net Loss Per Share - continued

Basic weighted-average number of shares of common stock outstanding for the three month periods ended March 31, 2024 and 2023 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all years presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	March 31,
	2024	2023
Stock options and restricted stock awards	1,704,460	1,263,715
Series Z Warrants	795,830	795,830
Series B Convertible Preferred Stock	88,756	81,993
Total	2,589,046	2,141,538

The total stock options and restricted stock awards are inclusive of 60,054 and 33,391 stock options as of March 31, 2024 and 2023, respectively; granted outside the PAVmed 2014 Equity Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”).

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including the following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of the Form 10-K under the heading “Risk Factors.”

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

See Part I, Item 1, “Business”, in the Form 10-K for a more detailed summary of the medical device, diagnostics, and digital health sectors and our key products, including in particular EsoGuard and the Veris Platform, which are currently our two leading products.

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

This distribution constituted an “Extraordinary Dividend” as defined in the warrant agreement that governs the Company’s Series Z Warrants. As a result, pursuant to the warrant agreement, the exercise price under the Series Z Warrants per full share of PAVmed common stock was automatically decreased by $0.52 (the fair market value of 0.37709668 of a share of Lucid Diagnostics’ common stock as of the date of the distribution) to $23.48 per share.

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

Business - continued

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

Veris Cancer Care Platform

On April 30, 2024, we announced that Veris and a National Cancer Institute-Designated Comprehensive Cancer Center had executed a memorandum of understanding to implement a pilot program where cancer patients would be enrolled on the Veris Cancer Care Platform.

FDA Enforcement Discretion

In April 2024, FDA published the final rule under which FDA intends to phase out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs (the proposed rule was published in October 2023). In the final rule, FDA has expanded the categories of LDTs that will be eligible for continued enforcement discretion, which categories include LDTs first marketed prior to May 6, 2024 and LDTs approved by New York State’s Clinical Laboratory Evaluation Program (NYS CLEP). As EsoGuard was marketed prior to the cutoff date, and is also NYS CLEP-approved, EsoGuard will remain under continued enforcement discretion from FDA’s premarket review requirements and quality systems requirements (except for record-keeping). As such, there is no immediate impact from the final rule on Lucid’s regulatory strategy.

Financing

Extension of Senior Convertible Notes

Effective as of March 12, 2024, the Company entered into an amendment and waiver (the “Note Amendment and Waiver”) with the holder of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note (each such term as defined below). Pursuant to the Note Amendment and Waiver, the maturity date of the April 2022 Senior Convertible Note was extended to April 4, 2025 and the maturity date of the September 2022 Senior Convertible Note was extended to September 8, 2025, in each case subject to further extension in certain circumstances. The holder of the such note also waived, for the period commencing on December 1, 2023 and ending on August 31, 2024, the financial covenant contained in such notes requiring that the ratio of (a) the outstanding principal amount of the notes, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, not exceed 30%, and that the Company’s market capitalization not be less than $75 million. In consideration of the Note Amendment and Waiver, the Company agreed to pay the holder of the notes $2.0 million in cash (or in such other form as may be mutually agreed in writing) by April 25, 2024, which has been extended to June 15, 2024.

See our accompanying unaudited condensed consolidated financial statements Note 10, Debt, for further discussion of the senior convertible notes.

Financing - continued

Lucid Diagnostics - Preferred Stock Offerings

On March 13, 2024, Lucid entered into subscription agreements (each, a “Lucid Series B Subscription Agreement”) and exchange agreements (each, a “Lucid Series B Exchange Agreement”) with certain accredited investors (collectively, the “Lucid Series B Investors”), which agreements provided for (i) the sale to the Series B Investors of 12,495 shares of Lucid’s newly designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Lucid Series B Preferred Stock”), at a purchase price of $1,000 per share, and (ii) the exchange by the Lucid Series B Investors of 13,625 shares of Lucid’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Lucid Series A Preferred Stock”), and 10,670 shares of Lucid’s Series A-1 Convertible Preferred Stock, par value $0.001 per share (the “Lucid Series A-1 Preferred Stock”), held by them for 31,790 shares of Lucid Series B Preferred Stock (collectively, the “Lucid Series B Offering and Exchange”). Prior to the execution of the Lucid Series B Subscription Agreements and the Lucid Series B Exchange Agreements, Lucid entered into subscription agreements with certain of the Lucid Series B Investors providing for the sale to such investors of 5,670 shares of Lucid Series A-1 Preferred Stock, at a purchase price of $1,000 per share, which shares the investors immediately agreed to exchange for shares of Lucid Series B Preferred Stock pursuant to the Lucid Series B Exchange Agreements (and are included in the 10,670 shares of Lucid Series A-1 Preferred Stock set forth above). Each share of the Lucid Series B Preferred Stock has a stated value of $1,000 and a conversion price of $1.2444. The terms of the Lucid Series B Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of Lucid common stock into which such Lucid Series B Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The holders of the Lucid Series B Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of Lucid common stock basis, to and in the same form as dividends actually paid on shares of Lucid common stock when, as, and if such dividends are paid on shares of Lucid common stock. The Lucid Series B Preferred Stock is a voting security. The aggregate gross proceeds to Lucid of these transactions was $18.16 million (inclusive of $5.67 million of aggregate gross proceeds from the sale of the Lucid Series A-1 Preferred Stock that was immediately exchanged for Lucid Series B Preferred Stock in the transactions).

As a result of 100% of the then-outstanding shares of Lucid Series A Preferred Stock and Lucid Series A-1 Preferred Stock being exchanged for shares of Lucid Series B Preferred Stock in the Lucid Series B Offering and Exchange, no shares of Lucid Series A Preferred Stock or Lucid Series A-1 Preferred Stock remain outstanding.

On May 6, 2024, Lucid issued approximately 11,634 shares of newly designated Lucid Series B-1 Convertible Preferred Stock (the “Lucid Series B-1 Preferred Stock”). The terms of the Lucid Series B-1 Preferred Stock are substantially identical to the terms of the Lucid Series B Preferred Stock, except that the Lucid Series B-1 Preferred Stock has a conversion price of $0.7228. The aggregate gross proceeds from the sale of shares in such offering were $11.6 million.

PAVmed - ATM Facility

In December 2021, we entered into an “at-the-market offering” for up to $50 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor Fitzgerald & Co. (“Cantor”). In March 2023, the “at-the-market offering” became subject to General Instruction I.B.6 of Form S-3, which limits sales of our securities under this instruction in any 12-month period to one-third of the aggregate market value of our public float (unless our public float rises to $75 million or more, in which case the instruction will cease to apply). As a result of this limitation and our then-current public float, in May 2023, we amended our “at-the-market offering” to cover up to $18 million of our common stock. In the three month period ended March 31, 2024, the Company sold 133,299 shares through its at-the-market equity facility for net proceeds of approximately $0.5 million, after payment of 3% commissions.

Lucid Diagnostics - Committed Equity Facility and ATM Facility

In March 2022, Lucid Diagnostics entered into a committed equity facility with a Cantor affiliate. Under the terms of the committed equity facility, the Cantor affiliate has committed to purchase up to $50 million of Lucid Diagnostics’ common stock from time to time at Lucid Diagnostics’ request. While there are distinct differences, the committed equity facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows Lucid Diagnostics to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively, a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of March 31, 2024.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. Cumulatively, a total of 230,068 shares of Lucid Diagnostics’ common stock were issued through its at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions, as of March 31, 2024.

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

Results of Operations - continued

The three months ended March 31, 2024 as compared to three months ended March 31, 2023

Revenue

In the three months ended March 31, 2024, revenue was $1.0 million as compared to $0.4 million for the corresponding period in the prior year. The $0.6 million increase principally relates to the revenue for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory.

Cost of revenue

In the three months ended March 31, 2024, cost of revenue was approximately $1.7 million as compared to $1.3 million for the corresponding period in the prior year. The $0.4 million increase was principally related to:

●	approximately $0.2 million increase in EsoCheck and EsoGuard supplies costs; and
●	approximately $0.2 million increase in compensation related costs, including stock-based compensation.

Sales and marketing expenses

In the three months ended March 31, 2024, sales and marketing costs were approximately $4.3 million as compared to $4.5 million for the corresponding period in the prior year. The net decrease of $0.2 million was principally related to:

●	approximately $0.1 million decrease in compensation related costs; and
●	approximately $0.1 million increase in third party marketing costs.

General and administrative expenses

In the three months ended March 31, 2024, general and administrative costs were approximately $6.7 million as compared to $10.4 million for the corresponding period in the prior year. The net decrease of $3.7 million was principally related to:

●	approximately $2.5 million decrease in stock-based compensation, related to decreases at both PAVmed and Lucid; and
●	approximately $1.2 million decrease in third-party professional fees and expenses related to legal services and consulting fees.

Research and development expenses

In the three months ended March 31, 2024, research and development costs were approximately $1.9 million as compared to $4.1 million for the corresponding period in the prior year. The net decrease of $2.2 million was principally related to:

●	approximately $1.5 million decrease in development costs, particularly in clinical trials activities and outside professional and consulting fees; and
●	approximately $0.5 million decrease in compensation related costs.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was approximately $0.4 million in the three months ended March 31, 2024, as compared to $0.5 million for the corresponding period in the prior year. The decrease of $0.1 million in the current period was due to certain acquired intangible assets being fully amortized in February 2024.

Results of Operations - continued

The three months ended March 31, 2024 as compared to three months ended March 31, 2023 - continued

Other Income and Expense

Change in fair value of convertible debt

In the three months ended March 31, 2024 and March 31, 2023, the change in the fair value of our convertible notes was approximately $2.2 million and $1.0 million of expense, respectively, related to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note (as defined in Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements). The April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized an aggregate of $4.3 million of fair value non-cash expense on the issue dates.

Loss on Issue and Offering Costs - Senior Secured Convertible Note

In the three months ended March 31, 2023, in connection with the issue of the Lucid March 2023 Senior Convertible Note, we recognized a total of approximately $1.2 million of lender fees and offering costs. The Company did not incur lender fees and offering costs in the three months ended March 31, 2024.

Loss on Debt Extinguishment

In the three months ended March 31, 2024, a debt extinguishment loss in the aggregate of approximately $0.4 million was recognized in connection with our April 2022 Senior Convertible Note and September 2022 Senior Convertible Note as discussed below.

●	In the three months ended March 31, 2024, approximately $0.3 million of principal repayments along with less than $0.1 million of interest expense thereon, were settled through the issuance of 112,461 shares of common stock of the Company, with such shares having a fair value of approximately $0.3 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). In addition, the Company paid $0.2 million in cash related to acceleration floor payments on these notes related to the conversion price being below $2.70, recorded as debt extinguishment loss. The conversions and cash paid resulted in a debt extinguishment loss of $0.2 million in the three months ended March 31, 2024.

In comparison, in the three months ended March 31, 2023, a debt extinguishment loss in the aggregate of approximately $0.5 million was recognized in connection with our April 2022 Senior Convertible Note as discussed below.

●	In the three months ended March 31, 2023, approximately $1.5 million of principal repayments along with less than $0.1 million of interest expense thereon, were settled through the issuance of 288,709 shares of common stock of the Company, with such shares having a fair value of approximately $2.0 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). The conversions resulted in a debt extinguishment loss of $0.5 million in the three months ended March 31, 2023.

See Note 10, Debt, to the Financial Statements, for additional information with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note.

Deemed Dividend on Series A and Series A-1 Convertible Preferred Stock Exchange Offer

The fair value of the consideration given in the form of the issue of 44,285 shares of Lucid Series B Preferred Stock, with such fair value recognized as the carrying value of such issued shares of Lucid Series B Preferred Stock, as compared to both the newly issued Lucid Series B Preferred Stock (fair value of $12.5 million) and the carrying value of the extinguished Lucid Series A and Series A-1 Preferred Stock (carrying value of $24.3 million), resulting in an excess of fair value of $7.5 million recognized as a deemed dividend charged to accumulated deficit in the unaudited condensed consolidated balance sheet on March 13, 2024, with such deemed dividend included as a component of net loss attributable to common stockholders, summarized as follows:

Series B Convertible Preferred Stock Issuance and Series A/A-1 Exchange Offer	March 13, 2024

Fair Value - 44,285 shares of Series B Preferred Stock issued	$44,285
Less: Fair value related to newly issued Series B Preferred Stock (of 12,495 shares)	(12,495)
Less: Carrying value related to Series A and Series A-1 Preferred Stock Exchanged for Series B Preferred Stock (of 24,295 shares)	(24,295)
Deemed Dividend Charged to Accumulated Deficit	$7,495

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

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, and debt. We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. We experienced a net loss before noncontrolling interests of approximately $18.5 million and used approximately $13.1 million of cash in operations for the three months ended March 31, 2024. Financing activities provided $19.0 million of cash during the three months ended March 31, 2024. We ended the quarter with cash on-hand of $25.5 million as of March 31, 2024. We expect to continue to experience recurring losses and negative cash flows from operations, and will continue to fund our operations with debt and/or equity financing transactions, including current obligations on the Company’s existing convertible debt which in accordance with management’s plans may include conversions to equity and refinancing our existing debt obligations to extend the maturity date. The Company’s ability to continue operations 12 months beyond the issuance of the financial statements will depend upon generating substantial revenue that is conditioned on obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, increasing revenue through contracting directly with self-insured employers, and on its ability to raise additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

Issue of Shares of Our Common Stock

During the three months ended March 31, 2024

●	We issued 34,332 shares of our common stock for proceeds of approximately $0.1 million under the PAVmed Employee Stock Purchase Plan (“ESPP”), as such plan is discussed in Note 11, Stock-Based Compensation, to the Financial Statements.

●	We issued 133,299 shares of our common stock for net proceeds of approximately $0.5 million, after payment of 3% commissions, from the sale of shares through PAVmed’s at-the-market equity facility through Cantor. See below for more information.

●	We issued 112,461 shares of our common stock in satisfaction of approximately $0.3 million of principal repayments along with less than $0.1 million of interest expense thereon under the April 2022 Senior Convertible Note and September 2022 Senior Convertible Note.

Securities Purchase Agreement - March 31, 2022 - Senior Secured Convertible Notes - April 4, 2022 and September 8, 2022

Effective as of March 31, 2022, we entered into the SPA with an accredited investor, pursuant to which we agreed to sell, and the investor agreed to purchase an aggregate of $50.0 million face value principal of Senior Secured Convertible Notes. The SPA provided for the sale of the initial Senior Secured Convertible Note with a face value principal of $27.5 million, which closed on April 4, 2022 (referred to as the “April 2022 Senior Convertible Note”). The April 2022 Senior Secured Convertible Note had an initial contractual maturity date of April 4, 2024, which maturity date the investor agreed to extend by one year, to April 4, 2025. The April 2022 Senior Convertible Note may be converted into or otherwise paid in shares of our common stock as described in Note 10, Debt.

On September 8, 2022, we completed an additional closing under the SPA, in which we sold to the investor an additional Senior Secured Convertible Note with a face value principal of $11.25 million (referred to as the “September 2022 Senior Convertible Note”). The September 2022 Senior Secured Convertible Note had an initial contractual maturity date of September 6, 2024, which maturity date the investor agreed to extend by one year, to September 8, 2025. The September 2022 Senior Convertible Note may be converted into or otherwise paid in shares of our common stock as described in Note 10, Debt.

Under the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the SPA, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. We also are subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $8.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) our average market capitalization over the prior ten trading days, not exceed 30% (the “Debt to Market Cap Ratio Test”), and (iii) that our market capitalization shall at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). From time to time from and after December 1, 2023 through March 12, 2024, the Company was not in compliance with the Financial Tests. As of March 12, 2024, the investor agreed to waive any such non-compliance during such time period and thereafter through August 31, 2024. Based on the waiver, as of March 31, 2024, the Company was in compliance with the Financial Tests. In addition, based on the waiver, the Company presently is in compliance with the Financial Tests.

In consideration of the covenant waiver and maturity extensions discussed above, the Company agreed to pay the holder of the notes $2.0 million in cash (or in such other form as may be mutually agreed in writing) by April 25, 2024, which has been extended to June 15, 2024.

See Note 10, Debt, to the Financial Statements for additional information about the SPA, the April 2022 Senior Convertible Note, and the September 2022 Senior Convertible Note.

Liquidity and Capital Resources - continued

Lucid Diagnostics - Preferred Stock Offerings

On March 13, 2024, Lucid entered into Lucid Series B Subscription Agreements and Lucid Series B Exchange Agreements with teh Lucid Series B Investors, which agreements provided for (i) the sale to the Lucid Series B Investors of 12,495 shares of newly designated Lucid Series B Preferred Stock, at a purchase price of $1,000 per share, and (ii) the exchange by the Lucid Series B Investors of 13,625 shares of Lucid Series A Preferred Stock, and 10,670 shares of Lucid Series A-1 Preferred Stock held by them for 31,790 shares of Lucid Series B Preferred Stock. Prior to the execution of the Lucid Series B Subscription Agreements and the Lucid Series B Exchange Agreements, Lucid entered into subscription agreements with certain of the Lucid Series B Investors providing for the sale to such investors of 5,670 shares of Lucid Series A-1 Preferred Stock, at a purchase price of $1,000 per share, which shares the investors immediately agreed to exchange for shares of Lucid Series B Preferred Stock pursuant to the Lucid Series B Exchange Agreements (and are included in the 10,670 shares of Lucid Series A-1 Preferred Stock set forth above). Each share of the Lucid Series B Preferred Stock has a stated value of $1,000 and a conversion price of $1.2444. The terms of the Lucid Series B Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of Lucid common stock into which such Lucid Series B Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The holders of the Lucid Series B Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of Lucid common stock basis, to and in the same form as dividends actually paid on shares of the Lucid common stock when, as, and if such dividends are paid on shares of the Lucid common stock. The Lucid Series B Preferred Stock is a voting security. The aggregate gross proceeds to Lucid of these transactions was $18.16 million (inclusive of $5.67 million of aggregate gross proceeds from the sale of the Lucid Series A-1 Preferred Stock that was immediately exchanged for Lucid Series B Preferred Stock in the transactions).

As a result of 100% of the then-outstanding shares of Lucid Series A Preferred Stock and Lucid Series A-1 Preferred Stock being exchanged for shares of Lucid Series B Preferred Stock in the Lucid Series B Offering and Exchange, no shares of Lucid Series A Preferred Stock or Lucid Series A-1 Preferred Stock remain outstanding.

On May 6, 2024, Lucid issued approximately 11,634 shares of newly designated Lucid Series B-1 Preferred Stock. The terms of the Lucid Series B-1 Preferred Stock are substantially identical to the terms of the Lucid Series B Preferred Stock, except that the Lucid Series B-1 Preferred Stock has a conversion price of $0.7228. The aggregate gross proceeds from the sale of shares in such offering were $11.6 million.

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

Under the Lucid March 2023 Senior Convertible Note, Lucid Diagnostics is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the Lucid March 2023 Senior Convertible Note, Lucid Diagnostics is also subject to financial covenants requiring that (i) the amount of its available cash equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the Lucid SPA, accrued and unpaid interest thereon and accrued and unpaid late charges, as of the last day of any fiscal quarter commencing with September 30, 2023, to (b) Lucid Diagnostics’ average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that Lucid Diagnostics’ market capitalization shall at no time be less than $30 million (the “Lucid Financial Tests”). As of March 31, 2024, Lucid Diagnostics was in compliance with the Lucid Financial Tests. In addition, Lucid Diagnostics presently is in compliance with the Lucid Financial Tests.

PAVmed Inc. ATM Facility

In December 2021, we entered into an “at-the-market offering” for up to $50 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor. In the three month period ended March 31, 2024, the Company sold 133,299 shares through its at-the-market equity facility for net proceeds of approximately $0.5 million, after payment of 3% commissions.

Lucid Diagnostics Inc. - Committed Equity Facility and ATM Facility

In March 2022, Lucid Diagnostics entered into a committed equity facility with a Cantor affiliate. Cumulatively, a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of March 31, 2024.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. Cumulatively, a total of 230,068 shares of Lucid Diagnostics’ common stock were issued through its at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions, as of March 31, 2024.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgements. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 25, 2024. There have been no material changes to our critical accounting policies and estimates in the three months ended March 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in our current reports on Form 8-K filed prior to the date of this Form 10-Q and in Note 12, Preferred Stock, to our accompanying unaudited condensed consolidated financial statements, we did not sell any unregistered securities or repurchase any of our securities during the three months ended March 31, 2024. The offers and sales of such securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving public offerings.

See Part I, Item 2 under the caption “Liquidity and Capital Resources” for a description of limitations on the payment of dividends.

Item 3. Defaults Upon Senior Securities

The information set forth in Part I, Item 2 under the caption “Liquidity and Capital Resources — Securities Purchase Agreement - March 31, 2022 - Senior Secured Convertible Notes - April 4, 2022 and September 8, 2022” is incorporated herein by reference.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

May 13, 2024	By:	/s/ Dennis M McGrath
Dennis M McGrath
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
10.1	Form of Registration Rights Agreement (Lucid Series B)	8-K (Lucid)	10.2	3/14/2024
10.2	Form of Registration Rights Agreement (Lucid Series B-1)	8-K (Lucid)	10.1	5/7/2024
10.3	Form of Exchange Agreement	8-K (Lucid)	10.1	3/14/2024
10.4	Form of Amendment and Waiver	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

