Form 10-Q
period 2024-09-30
PAVmed Inc.
filed 2024-11-14
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of September 30, 2024 and November 11, 2024, there were 10,985,841 and 11,068,566 shares, respectively, of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan as of such date).

TABLE OF CONTENTS

		Page
	Part I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2024 and December 31, 2023	1
	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2024 and 2023	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2024 and 2023	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2024 and 2023	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 4.	Controls and Procedures	42

	Part II - Other Information

Item 1.	Legal Proceedings	43
Item 5.	Other Information	43
Item 6.	Exhibits	43
	Signature	44
	Exhibit Index	45

i

Part I - Financial Information

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	September 30, 2024	December 31, 2023
Assets:
Current assets:
Cash	$765	$19,639
Accounts receivable	16	61
Inventory	6	278
Prepaid expenses, deposits, and other current assets	1,343	4,520
Total current assets	2,130	24,498
Fixed assets, net	216	1,783
Operating lease right-of-use assets	2,618	4,267
Intangible assets, net	—	1,424
Equity method investment - at fair value	25,511	—
Other assets	75	1,147
Total assets	$30,550	$33,119
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$465	$1,786
Accrued expenses and other current liabilities	4,543	6,626
Operating lease liabilities, current portion	499	1,565
Senior Secured Convertible Notes - at fair value	32,050	44,200
Total current liabilities	37,557	54,177
Operating lease liabilities, less current portion	2,380	2,960
Total liabilities	39,937	57,137
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding 1,385,149 at September 30, 2024 and 1,305,213 shares at December 31, 2023	3,232	2,993
Common stock, $0.001 par value. Authorized, 50,000,000 shares; 10,660,394 and 8,578,505 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	11	9
Additional paid-in capital	248,200	237,600
Accumulated deficit	(256,312)	(294,433)
Total PAVmed Inc. Stockholders’ Equity (Deficit)	(4,869)	(53,831)
Noncontrolling interests	(4,518)	29,813
Total Stockholders’ Equity (Deficit)	(9,387)	(24,018)
Total Liabilities and Stockholders’ Equity (Deficit)	$30,550	$33,119

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$996	$791	$2,985	$1,403
Operating expenses:
Cost of revenue	1,381	1,779	4,792	4,809
Sales and marketing	2,920	4,016	11,472	12,893
General and administrative	6,649	6,858	20,337	23,916
Amortization of acquired intangible assets	82	505	559	1,516
Research and development	1,542	3,161	5,125	10,681
Total operating expenses	12,574	16,319	42,285	53,815
Operating loss	(11,578)	(15,528)	(39,300)	(52,412)
Other income (expense):
Interest income	70	124	252	408
Interest expense	(12)	(159)	(38)	(570)
Gain on deconsolidation of subsidiary	72,287	—	72,287	—
Change in fair value - equity method investment	407	—	407	—
Change in fair value - Senior Secured Convertible Notes	240	(4,392)	(2,488)	(5,772)
Loss on issue and offering costs - Senior Secured Convertible Note	—	—	—	(1,186)
Debt extinguishments loss - Senior Secured Convertible Notes	(1,403)	(1,764)	(2,535)	(3,032)
Debt modification expense	—	—	(2,000)	—
Change in fair value - derivative liability	—	(31)	—	(291)
Management fee income	700	—	700	—
Gain on sale of intellectual property	—	—	—	1,000
Other income (expense), net	72,289	(6,222)	66,585	(9,443)
Income (loss) before provision for income tax	60,711	(21,750)	27,285	(61,855)
Provision for income taxes	—	—	—	—
Net income (loss) before noncontrolling interests	60,711	(21,750)	27,285	(61,855)
Net loss attributable to the noncontrolling interests	3,688	4,079	11,075	11,716
Net income (loss) attributable to PAVmed Inc.	64,399	(17,671)	38,360	(50,139)
Less: Series B Convertible Preferred Stock dividends earned	(83)	(77)	(244)	(226)
Less: Deemed dividend on Subsidiary Preferred Stock attributable to the noncontrolling interests	—	—	(7,496)	—
Net income (loss) attributable to PAVmed Inc. common stockholders	$64,316	$(17,748)	$30,620	$(50,365)
Per share information:
Net income (loss) per share attributable to PAVmed Inc. common stockholders – basic	$6.43	$(2.38)	$3.30	$(7.23)
Net income (loss) per share attributable to PAVmed Inc. common stockholders – diluted	$1.44	$(2.38)	$0.79	$(7.23)
Weighted average common shares outstanding, basic	10,005,379	7,462,751	9,286,999	6,967,764
Weighted average common shares outstanding, diluted	44,475,638	7,462,751	43,069,449	6,967,764

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE MONTHS ENDED September 30, 2024

(in thousands except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	In Capital	Deficit	Interest	Total
Balance - June 30, 2024	1,357,976	$3,151	9,554,381	$10	$243,524	$(320,630)	$55,303	$(18,642)
Dividends declared - Series B Convertible Preferred Stock	27,173	81	—	—	—	(81)	—	—
Issue common stock - PAVM ATM Facility	—	—	294,003	—	284	—	—	284
Vest - restricted stock awards	—	—	131,016	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	509,942	1	907	—	—	908
Conversions - subsidiary common stock - Senior Secured Convertible Note	—	—	—	—	—	—	1,260	1,260
Impact of subsidiary equity transactions	—	—	—	—	2,245	—	(2,245)	—
Issuance - vendor service agreement	—	—	171,052	—	150	—	—	150
Stock-based compensation - PAVmed Inc.	—	—	—	—	696	—	—	696
Stock-based compensation - subsidiary	—	—	—	—	44	—	1,191	1,235
Transfer of intellectual property to Lucid Diagnostics Inc	—	—	—	—	350	—	—	350
Deconsolidation of subsidiary	—	—	—	—	—	—	(56,339)	(56,339)
Net income (loss)	—	—	—	—	—	64,399	(3,688)	60,711
Balance - September 30, 2024	1,385,149	$3,232	10,660,394	$11	$248,200	$(256,312)	$(4,518)	$(9,387)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the NINE MONTHS ENDED September 30, 2024

(in thousands, except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	In Capital	Deficit	Interest	Total
Balance - December 31, 2023	1,305,213	$2,993	8,578,505	$9	$237,600	$(294,433)	$29,813	$(24,018)
Dividends declared - Series B Convertible Preferred Stock	79,936	239	—	—	—	(239)	—	—
Issue common stock - PAVM ATM Facility	—	—	627,302	—	977	—	—	977
Vest - restricted stock awards	—	—	135,080	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	1,084,366	2	2,019	—	—	2,021
Conversions - subsidiary common stock - Senior Secured Convertible Note	—	—	—	—	—	—	3,801	3,801
Exercise - stock options of subsidiary	—	—	—	—	—	—	4	4
Purchase - Employee Stock Purchase Plan	—	—	34,332	—	62	—	—	62
Purchase - subsidiary common stock - Employee Stock Purchase Plan	—	—	—	—	—	—	353	353
Impact of subsidiary equity transactions	—	—	—	—	4,414	—	(4,414)	—
Issuance - vendor service agreement	—	—	200,809	—	200	—	401	601
Issuance - subsidiary preferred stock (Series A-1)	—	—	—	—	—	—	5,670	5,670
Exchange - subsidiary preferred stock (Series A and Series A-1)	—	—	—	—	—	—	(24,294)	(24,294)
Issuance through exchange - subsidiary preferred stock (Series B and Series B-1)	—	—	—	—	—	—	31,790	31,790
Issuance through sale - subsidiary preferred stock (Series B and Series B-1)	—	—	—	—	—	—	24,129	24,129
Subsidiary deemed dividends on preferred stock attributable to noncontrolling interests	—	—	—	—	—	—	(7,496)	(7,496)
Stock-based compensation - PAVmed Inc.	—	—	—	—	2,228	—	—	2,228
Stock-based compensation - subsidiaries	—	—	—	—	350	—	3,139	3,489
Transfer of intellectual property to Lucid Diagnostics Inc	—	—	—	—	350	—	—	350
Deconsolidation of subsidiary	—	—	—	—	—	—	(56,339)	(56,339)
Net income (loss)	—	—	—	—	—	38,360	(11,075)	27,285
Balance - September 30, 2024	1,385,149	$3,232	10,660,394	$11	$248,200	$(256,312)	$(4,518)	$(9,387)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE MONTHS ENDED September 30, 2023

(in thousands, except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Treasury	Non controlling
	Shares	Amount	Shares	Amount	In Capital	Deficit	Stock	Interest	Total
Balance - June 30, 2023	1,254,497	$2,841	7,235,867	$7	$226,423	$(260,783)	$—	$30,682	$(830)
Dividends declared - Series B Convertible Preferred Stock	25,104	75	—	—	—	(75)	—	—	—
Conversions - Senior Secured Convertible Note	—	—	723,998	1	3,988	—	—	—	3,989
Conversions - subsidiary common stock - Senior Secured Convertible Note	—	—	—	—	—	—	—	167	167
Purchase - Employee Stock Purchase Plan	—	—	20,267	—	76	—	—	—	76
Purchase - majority-owned subsidiary common stock - Employee Stock Purchase Plan	—	—	—	—	—	—	—	275	275
Impact of subsidiary equity transactions	—	—	—	—	651	—	—	(651)	—
Stock-based compensation - PAVmed Inc.	—	—	—	—	978	—	—	—	978
Stock-based compensation - subsidiary	—	—	—	—	230	—	—	1,037	1,267
Net loss	—	—	—	—	—	(17,671)	—	(4,079)	(21,750)
Balance - September 30, 2023	1,279,601	$2,916	7,980,131	$8	$232,346	$(278,529)	$—	$27,431	$(15,828)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the NINE MONTHS ENDED September 30, 2023

(in thousands, except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Treasury	Non controlling
	Shares	Amount	Shares	Amount	In Capital	Deficit	Stock	Interest	Total
Balance - December 31, 2022	1,205,759	$2,695	6,300,703	$6	$216,195	$(228,169)	$(408)	$20,615	$10,934
Dividends declared - Series B Convertible Preferred Stock	73,842	221	—	—	—	(221)	—	—	—
Issue common stock - PAVM ATM Facility	—	—	155,384	—	1,166	—	—	—	1,166
Vest - restricted stock awards	—	—	6,666	—	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	1,358,896	2	8,409	—	—	—	8,411
Conversions - subsidiary common stock - Senior Secured Convertible Note	—	—	—	—	—	—	—	167	167
Purchase - Employee Stock Purchase Plan	—	—	45,892	—	198	—	60	—	258
Purchase - subsidiary common stock - Employee Stock Purchase Plan	—	—	—	—	—	—	—	551	551
Issuance - subsidiary common stock - Committed Equity Facility, net of financing charges	—	—	—	—	—	—	—	284	284
Impact of subsidiary equity transactions	—	—	—	—	1,984	—	—	(1,984)	—
Issuance - subsidiary common stock - Settlement APA-RDx - Installment Payment	—	—	—	—	—	—	—	713	713
Issuance - vendor service agreement	—	—	100,000	—	600	—	—	147	747
Issuance - subsidiary preferred stock (Series A)	—	—	—	—	—	—	—	13,625	13,625
Stock-based compensation - PAVmed Inc.	—	—	—	—	3,266	—	—	—	3,266
Stock-based compensation - subsidiaries	—	—	—	—	876	—	—	5,029	5,905
Treasury stock	—	—	12,589	—	(348)	—	348	—	—
Net Loss	—	—	—	—	—	(50,139)	—	(11,716)	(61,855)
Balance - September 30, 2023	1,279,601	$2,916	7,980,131	$8	$232,346	$(278,529)	$—	$27,431	$(15,828)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except number of shares and per share data - unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss) - before noncontrolling interest (“NCI”)	$27,285	$(61,855)

Adjustments to reconcile net income (loss) - before NCI to net cash used in operating activities
Depreciation and amortization expense	1,129	2,207
Stock-based compensation	5,716	9,171
Gain on sale of intellectual property	—	(1,000)
Gain on deconsolidation of subsidiary	(72,287)	—
Change in fair value - equity method investment	(407)	—
APA-RDx: Issue common stock of subsidiary - termination payment	—	713
Amortization of common stock payment for vendor service agreement	448	625
Change in fair value - Senior Secured Convertible Notes	2,488	5,772
Loss on issue - Senior Secured Convertible Note	—	1,111
Debt extinguishment loss - Senior Secured Convertible Note	2,535	3,032
Change in fair value - derivative liability	—	291
Non-cash lease expense	8	304
Changes in operating assets and liabilities:
Accounts receivable	45	(18)
Prepaid expenses, deposits and current and other assets	579	(1,757)
Accounts payable	(249)	(538)
Accrued expenses and other current liabilities	(938)	1,780
Net cash flows used in operating activities	(33,648)	(40,162)

Cash flows from investing activities
Purchase of equipment	(51)	(59)
Decrease in cash due to deconsolidation of subsidiary	(16,479)	—
Proceeds from sale of intellectual property to Lucid Diagnostics Inc.	350	—
Proceeds from sale of intellectual property	—	1,000
Net cash flows provided by (used in) investing activities	(16,180)	941

Cash flows from financing activities
Proceeds – issue of preferred stock - subsidiary	29,798	13,625
Proceeds – issue of Senior Secured Convertible Note	—	10,000
Payment – Senior Secured Convertible Note – acceleration floor payments	(531)	—
Proceeds – issue of common stock - At-The-Market Facility	1,268	1,166
Proceeds – subsidiary common stock - Committed Equity Facility and At-The-Market Facility	—	284
Proceeds – issue common stock – Employee Stock Purchase Plan	62	259
Proceeds – subsidiary common stock – Employee Stock Purchase Plan	353	551
Proceeds – exercise of stock options issued under equity plan of subsidiary	4	—
Net cash flows provided by financing activities	30,954	25,885
Net increase (decrease) in cash	(18,874)	(13,336)
Cash, beginning of period	19,639	39,744
Cash, end of period	$765	$26,408

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

Our current focus is multi-fold. We continue to pursue commercial expansion and execution of EsoGuard, which is the flagship product of our subsidiary, Lucid Diagnostics Inc. (Nasdaq: LUCD) (“Lucid”). In addition, through a separate majority-owned subsidiary, Veris Health (“Veris”), we are focused in the immediate term on entering into strategic partnership opportunities with leading academic oncology systems to expand access to the Veris Platform, while concurrently developing an implantable physiological monitor, designed to be implanted alongside a chemotherapy port, which will interface with the Veris Platform. In terms of other existing products and technologies, we have adopted an incubator-type platform where we are looking to obtain financing on a product-by-product basis as necessary to advance each asset to a meaningful inflection point along its path to commercialization. Finally, as resources permit, we will continue to explore external innovations that fulfill our project selection criteria without limiting ourselves to any target sector, specialty or condition.

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, common stock purchase warrants, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated $1.0 million and $3.0 million of revenues for the three and nine month periods ended September 30, 2024, respectively, however the Company expects to continue to experience recurring losses and to generate negative cash flows from operating activities in the near future.

The Company incurred a net income attributable to PAVmed Inc. common stockholders of approximately $30.6 million and had net cash flows used in operating activities of approximately $33.6 million for the nine month period ended September 30, 2024. As of September 30, 2024, the Company had negative working capital of approximately $35.4 million, with such working capital inclusive of the Senior Secured Convertible Notes classified as a current liability of an aggregate of approximately $32.1 million and approximately $0.8 million of cash.

The Company’s ability to continue operations 12 months beyond the issuance of the financial statements, will depend upon its ability to control its operating costs within the limits of the amounts collected from its management service contracts with its non-consolidated subsidiaries, to substantially increase its revenues from the Veris Cancer Care platform, and to raise additional capital through various potential sources including equity or debt financings or refinancing or restructuring existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

Note 3 — Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 25, 2024, except as otherwise noted herein below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PAVmed and those of its wholly owned subsidiaries and variable interest entities have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”). All intercompany transactions and balances have been eliminated in consolidation. The Company has a controlling financial interest in Veris Health Inc., with the corresponding noncontrolling interest included as a separate component of consolidated stockholders’ equity (deficit), including the recognition in the unaudited condensed consolidated statement of operations of a net loss attributable to the noncontrolling interest based on the respective minority-interest equity ownership of each subsidiary. As of September 10, 2024, PAVmed ceased to have a controlling financial interest in Lucid Diagnostics and therefore PAVmed’s consolidated results of operations include Lucid Diagnostics’ results of operations only through that date. The deconsolidation of Lucid Diagnostics has resulted in a gain recognized in PAVmed’s statement of operations for the periods ended September 30, 2024. Moving forward, PAVmed will account for its investment in Lucid Diagnostics using the equity method and the fair value option. See below and Note 4, Equity Method Investment for a discussion on the impact of the deconsolidation of Lucid Diagnostics. See Note 15, Noncontrolling Interest, for a discussion of each of the subsidiaries noted above. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

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

The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 25, 2024.

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

Included in the Company’s cash as of September 30, 2024 and December 31, 2023 is $299 related to a restricted deposit account for a standby letter of credit associated with our corporate headquarters which has a lease maturity date in 2030.

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

Note 3 — Summary of Significant Accounting Policies - continued

Revenue Recognition

Revenues are recognized when the satisfaction of the performance obligation occurs, in an amount that reflects the consideration the Company expects to collect in exchange for those services. The Company’s revenue was primarily generated by Lucid’s laboratory testing services utilizing its EsoGuard Esophageal DNA tests. The services were completed upon release of a patient’s test result to the ordering healthcare provider. Revenue recognized is inclusive of both variable consideration in connection with an individual patient’s third-party insurance coverage policy and fixed consideration in connection with a contracted services arrangement with an unrelated third party legal entity. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, Revenue from Contracts with Customers, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Note 3 — Summary of Significant Accounting Policies - continued

Equity Method Investments

Businesses that are not consolidated, but over which PAVmed exercises significant influence, are accounted for under the equity method of accounting. The determination as to whether or not PAVmed exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with PAVmed’s holdings in common stock in that company. PAVmed accounts for Lucid Diagnostics as an equity method investment beginning on September 10, 2024, and the period ended September 30, 2024.

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

Under a Securities Purchase Agreement dated March 13, 2023, Lucid Diagnostics issued a Senior Secured Convertible Note dated March 21, 2023, referred to herein as the “Lucid March 2023 Senior Convertible Note”, which is accounted under the “fair value option election”, through September 10, 2024, the date of Lucid’s deconsolidation from PAVmed’s results of operations, as discussed below.

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

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The estimated fair value adjustment of the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and (through September 10, 2024, Lucid’s deconsolidation date) the Lucid March 2023 Senior Convertible Note, including the component related to accrued interest, is presented in a single line item within other income (expense) in the accompanying unaudited condensed consolidated statement of operations (as provided for by ASC 825-10-50-30(b)). Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”) (for which there was no such adjustment with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note or (through September 10, 2024, Lucid’s deconsolidation date) the Lucid March 2023 Senior Convertible Note).

See Note 10, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 11, Debt, for a discussion of the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the Lucid March 2023 Senior Convertible Note.

From and after September 10, 2024, the date of Lucid’s deconsolidation from PAVmed’s results of operation, the Company’s investment in Lucid is treated as an equity method investment accounted for using the fair value option. Shares of Lucid Diagnostics common stock have a readily determinable fair value classified as Level 1, in which the fair value is determined based upon quoted market prices in an active market.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company is currently evaluating the impact this update will have on its unaudited condensed consolidated financial statements and disclosures, however the Company does not expect the standard to have a significant impact.

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

Note 4 — Equity Method Investment

On September 10, 2024, following preferred equity transactions completed by Lucid earlier in 2024 and the termination of voting proxies entered into between PAVmed and certain shareholders of Lucid, PAVmed’s voting interest in the Company was reduced to less than 50.0%, resulting in the loss of a controlling financial interest. However, PAVmed retains the ability to exercise significant influence over Lucid. As a result, the Company deconsolidated Lucid. The following table reflects the net assets of Lucid at the time of deconsolidation:

Assets:
Current assets:
Cash	$16,479
Prepaid expenses, deposits, and other current assets	3,474
Total current assets	19,953
Fixed assets, net	964
Operating lease right-of-use assets	2,871
Intangible assets, net	877
Other assets	379
Total assets	25,044
Liabilities:
Current liabilities:
Accounts payable	1,069
Accrued expenses and other current liabilities	1,674
Operating lease liabilities, current portion	865
Senior Secured Convertible Notes - at fair value	10,268
Total current liabilities	13,876
Operating lease liabilities, less current portion	2,011
Total liabilities	15,887
Net Assets of Lucid Diagnostics at September 10, 2024	$9,157

Upon deconsolidation, the Company owned 31,302,444 shares of Lucid Diagnostics common stock, which was valued at $25.1 million, resulting in a gain on deconsolidation of $72.3 million in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024. The Company recorded the following:

Investment in former Consolidated Subsidiary (Fair Value of Lucid common stock)	$25,105
Add: Noncontrolling interest - Lucid	56,339
Less: Net Assets of Former Consolidated Subsidiary - Lucid	(9,157)
Gain on Deconsolidation of Lucid	$72,287

After the Company’s deconsolidation of Lucid, the Company accounts for its investment in Lucid as an equity method investment with the election of the fair value option. Due to the Company’s continuing involvement and significant influence over operating and financial policies, Lucid is considered a related party of the Company.

Note 4 — Equity Method Investment - continued

The following unaudited summarized financial information related to Lucid accounted for under the equity method of accounting as of September 30, 2024. This aggregate information has been compiled from the financial statements of those business.

September 30, 2024
Cash	$14,489
Other current assets	2,335
Non-current assets	5,774
Total assets	22,598
Current liabilities	14,249
Non-current liabilities	2,011
Shareholders’ deficit	6,338
Total liabilities and stockholders’ deficit	$22,598

Three months ended September 30, 2024	July 1, 2024 - September 10, 2024	September 11, 2024 - September 30, 2024	Total

Revenue	$942	$230	$1,172
Net income (loss)	$(9,039)	$(3,332)	$(12,371)

Nine months ended September 30, 2024	January 1, 2024 - September 10, 2024	September 11, 2024 - September 30, 2024	Total

Revenue	$2,919	$230	$3,149
Net income (loss)	$(38,152)	$(3,332)	$(41,484)

*Lucid was consolidated and included in PAVmed’s consolidated results for the period of January 1, 2024 through September 10, 2024. The amounts from September 11, 2024 through September 30, 2024 were not included in PAVmed’s consolidated results.

At September 10, 2024 and September 30, 2024, the fair value of the Company’s investment in Lucid was $25.1 million and $25.5 million, respectively, with the company recognizing an unrealized gain on its investment in Lucid of $0.4 million in the accompanying condensed consolidated statements of operations for three and nine month periods ended September 30, 2024. The fair value of common shares held by the Company was determined using the closing price of Lucid’s common stock per share on September 10, 2024 and September 30, 2024 of $0.802 and $0.815, respectively. At September 10, 2024 and September 30, 2024, PAVmed held approximately 40% of Lucid’s common stock voting interest.

Lucid - Management Services Agreement

Lucid’s daily operations are also managed in part by personnel employed by the Company, for which the Company records management fee income, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with Lucid. The MSA does not have a termination date, but may be terminated by Lucid. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by the Company’s personnel to Lucid, with any such change in the MSA Fee being subject to approval of the boards of directors of each of the Company and Lucid. The respective companies’ boards of directors approved an amendment to the MSA to increase the MSA Fee to $833 per month, effective January 1, 2024. In August 2024, the respective companies’ boards of directors approved the Company to enter into a ninth amendment to the MSA. Under this amendment, the monthly fee due to the Company from Lucid was increased from $833 to $1,050, effective July 1, 2024. During the period of September 11, 2024 through September 30, 2024, MSA fee income was $700.

Transfer of Intellectual Property to Lucid

On September 27, 2024, the Company entered into an Assignment of Patent Rights with PAVmed, pursuant to which PAVmed assigned certain patent rights to the Company related to the EsoCheck device. In consideration of the assignment the Company agreed to pay PAVmed a $350 assignment fee.

Note 5 — Revenue from Contracts with Customers

Revenue Recognized

In the three and nine month periods ended September 30, 2024, the Company recognized total revenue of $996 and $2,985, respectively, primarily resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the three and nine month periods ended September 30, 2023 was $791 and $1,403, respectively, primarily resulting from the delivery of patient EsoGuard test results.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the three and nine month periods ended September 30, 2024, the cost of revenue was $1,381 and $4,792, respectively, primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the three and nine month periods ended September 30, 2023 was $1,779 and $4,809, respectively, primarily related to costs for our laboratory operations and EsoCheck device supplies.

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	September 30, 2024	December 31, 2023
Advanced payments to service providers and suppliers	$181	$739
Prepaid insurance	420	848
Deposits	480	2,672
Veris Box supplies	262	261
Total prepaid expenses, deposits and other current assets	$1,343	$4,520

Note 7 — Leases

The Company’s future lease payments as of September 30, 2024, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2024 (remainder of year)	$174
2025	708
2026	724
2027	594
2028	471
Thereafter	848
Total lease payments	$3,519
Less: imputed interest	(640)
Present value of lease liabilities	$2,879

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,407	$1,080
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,728
Weighted-average remaining lease term - operating leases (in years)	5.25	6.68
Weighted-average discount rate - operating leases	7.875%	7.875%

As of September 30, 2024 and December 31, 2023, the Company’s right-of-use assets from operating leases were $2,618 and $4,267, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the Company had outstanding operating lease obligations of $2,879 and $4,525, respectively, of which $499 and $1,565, respectively, are reported in operating lease liabilities, current portion and $2,380 and $2,960, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market. Following the deconsolidation of Lucid, the Company had removed right-of-use assets and operating lease liabilities related to Lucid. See Note 4, Equity Method Investment, for additional information on the Lucid deconsolidation.

Note 8 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	September 30, 2024	December 31, 2023
Defensive asset	60 months	$—	$2,105
Laboratory licenses and certifications and laboratory information management software	24 months	—	3,200
Other	1 year	70	70
Total Intangible assets		70	5,375
Less Accumulated Amortization		(70)	(3,951)
Intangible Assets, net		$—	$1,424

Amortization expense of the intangible assets discussed above was $82 and $505 for the three month periods ended September 30, 2024 and 2023, respectively, and $559 and $1,516 for the nine month periods ended September 30, 2024 and 2023, respectively, and is included in amortization of acquired intangible assets in the accompanying unaudited condensed consolidated statements of operations. Following the deconsolidation of Lucid, the Company had an intangible assets, net balance of $0, and no estimated future amortization expense. See Note 4, Equity Method Investment, for additional information on the Lucid deconsolidation.

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

Note 10 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
September 30, 2024
Assets:
Investment in Lucid Diagnostics, Inc common stock	$25,511	$—	$—	$25,511
Total assets at fair value	$25,511	$—	$—	$25,511
Liabilities:
Senior Secured Convertible Note - April 2022	—	—	19,850	19,850
Senior Secured Convertible Note - September 2022	—	—	12,200	12,200
Total liabilities at fair value	$—	$—	$32,050	$32,050

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2023
Liabilities:
Senior Secured Convertible Note - April 2022	$—	$—	$19,000	$19,000
Senior Secured Convertible Note - September 2022	—	—	11,250	11,250
Lucid Senior Secured Convertible Note - March 2023	—	—	13,950	13,950
Total liabilities at fair value	$—	$—	$44,200	$44,200

[1]	There were no transfers between the respective Levels during the nine months ended September 30, 2024.

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

As discussed in Note 11, Debt, Lucid Diagnostics issued a Senior Secured Convertible Note dated March 21, 2023, with an initial $11.1 million face value principal (“Lucid March 2023 Senior Convertible Note”). From and after September 10, 2024, the date of Lucid’s deconsolidation from PAVmed’s result of operation, the Company’s investment in Lucid has been accounted for as an equity method investment. For the periods prior to the deconsolidation, Lucid’s convertible note is presented in PAVmed’s balance sheets and is also accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

Note 10 — Financial Instruments Fair Value Measurements - continued

The estimated fair value of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note as of September 30, 2024 and the estimated fair value of the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the Lucid March 2023 Senior Convertible Note as of December 31, 2023, were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	April 2022 Senior Convertible Note: September 30, 2024	September 2022 Senior Convertible Note: September 30, 2024
Fair Value	$19,850	$12,200
Face value principal payable	$17,602	$7,627
Required rate of return	9.000%	8.800%
Conversion Price	$75.00	$75.00
Value of common stock	$1.23	$1.23
Expected term (years)	0.51	0.94
Volatility	160.00%	160.00%
Risk free rate	4.28%	3.95%
Dividend yield	—%	—%

	April 2022 Senior Convertible Note: December 31, 2023	September 2022 Senior Convertible Note: December 31, 2023	Lucid March 2023 Senior Convertible Note: December 31, 2023
Fair Value	$19,000	$11,250	$13,950
Face value principal payable	$17,602	$9,062	$11,019
Required rate of return	10.00% - 10.50%	10.00% - 10.20%	10.00%
Conversion Price	$75.00	$75.00	$5.00
Value of common stock	$4.12	$4.12	$1.41
Expected term (years)	0.26 - 1.26	0.69 - 1.69	1.22
Volatility	85.00%	85.00%	60.00%
Risk free rate	4.54% - 5.25%	4.31% - 4.96%	4.56%
Dividend yield	—%	—%	—%

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

Note 11 — Debt

The fair value and face value principal outstanding of the Senior Convertible Notes as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2025	7.875%	$75.00	$17,602	$19,850
September 2022 Senior Convertible Note	September 8, 2025	7.875%	$75.00	7,627	12,200
Balance as of September 30, 2024				$25,229	$32,050

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2025	7.875%	$75.00	$17,602	$19,000
September 2022 Senior Convertible Note	September 8, 2025	7.875%	$75.00	9,062	11,250
Lucid March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	11,019	13,950
Balance as of December 31, 2023				$37,683	$44,200

The changes in the fair value of debt during the three and nine month periods ended September 30, 2024 is as follows:

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - June 30, 2024	$19,200	$13,600	$11,200	$44,000	$—
Installment repayments – common stock	—	(455)	(797)	(1,252)	—
Non-installment payments – common stock	—	(55)	(135)	(190)	—
Deconsolidation of Lucid Diagnostics	—	—	(10,268)	(10,268)	—
Change in fair value	650	(890)	—	(240)	240
Fair Value at September 30, 2024	$19,850	$12,200	$—	$32,050
Other Income (Expense) - Change in fair value – three month period ended September 30, 2024					$240

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - December 31, 2023	$19,000	$11,250	$13,950	$44,200	$—
Installment repayments – common stock	—	(1,435)	(2,005)	(3,440)	—
Non-installment payments – common stock	—	(143)	(787)	(930)	—
Deconsolidation of Lucid Diagnostics	—	—	(10,268)	(10,268)	—
Change in fair value	850	2,528	(890)	2,488	(2,488)
Fair Value at September 30, 2024	$19,850	$12,200	$—	$32,050
Other Income (Expense) - Change in fair value – nine month period ended September 30, 2024					$(2,488)

Note 11 — Debt - continued

The changes in the fair value of debt during the three and nine month periods ended September 30, 2023 is as follows:

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - June 30, 2023	$19,530	$11,850	$11,610	$42,990	$—
Installment repayments – common stock	(952)	(1,207)	(92)	(2,251)	—
Non-installment payments – common stock	(41)	(51)	(49)	(141)	—
Change in fair value	863	508	3,021	4,392	(4,392)
Fair Value at September 30, 2023	$19,400	$11,100	$14,490	$44,990
Other Income (Expense) - Change in fair value – three month period ended September 30, 2023					$(4,392)

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - December 31, 2022	$22,000	$11,650	$—	$33,650	$—
Face value principal – issue date	—	—	11,111	11,111	—
Fair value adjustment – issue date	—	—	789	789	(789)
Installment repayments – common stock	(3,895)	(1,207)	(92)	(5,194)	—
Non-installment payments – common stock	(249)	(51)	(49)	(349)	—
Change in fair value	1,544	708	2,731	4,983	(4,983)
Fair Value at September 30, 2023	$19,400	$11,100	$14,490	$44,990
Other Income (Expense) - Change in fair value – nine month period ended September 30, 2023					$(5,772)

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

Note 11 — Debt - continued

The Company agreed to reduce temporarily, and the Investor consented to reducing temporarily, the contractual conversion price under the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note to equal to 82.5% of the two lowest VWAPs during the last 10 trading days preceding the date of conversion, subject to a conversion floor price of $0.40, during the period from June 30, 2024 through September 3, 2024; provided that the aggregate amount of conversions under the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note during such period may not exceed 1 million shares.

The Company is subject to financial covenants requiring: (i) a minimum of $8.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, to not exceed 30% (the “Debt to Market Cap Ratio Test”); and (iii) the Company’s market capitalization to at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). From time to time from and after September 1, 2024 through November 11, 2024, the Company was not in compliance with the Financial Tests. As of November 11, 2024, the Investor agreed to waive any such non-compliance during such time period and thereafter through December 31, 2024.

In consideration of a prior covenant waiver and maturity extension agreed to in March 2024, the Company agreed to pay the holder of the notes $2,000 in cash (or in such other form as may be mutually agreed in writing). The covenant waiver and maturity extension fee was recognized as debt modification expense on the Company’s unaudited condensed consolidated statement of operations, and is currently included in accrued expenses and other current liabilities on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2024.

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

In the three and nine month periods ended September 30, 2024, approximately $455 and $1,435, respectively, of principal repayments along with approximately $55 and $143, respectively, of interest expense thereon, were settled through the issuance of 509,942 and 1,084,366, respectively, shares of common stock of the Company, with such shares having a fair value of approximately $907 and $2,002, respectively, (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). In addition, during the three and nine month periods ended September 30, 2024, the Company agreed to pay $652 and $1,059, respectively, in cash related to acceleration floor payments on these notes related to the conversion price being below the floor price, which is included in debt extinguishment loss on the Company’s unaudited condensed consolidated statements of operations. As of September 30, 2024, approximately $652 of acceleration floor payments owed to the holder are included in accrued expenses and other current liabilities on the Company’s unaudited condensed consolidated balance sheets. The conversions and floor acceleration payments resulted in debt extinguishment losses of $1,050 and $1,501 in the three and nine month periods ended September 30, 2024, respectively.

Lucid Diagnostics - Senior Secured Convertible Note

Following the deconsolidation of Lucid, the Lucid March 2023 Senior Convertible Note is no longer reflected in the Company’s unaudited condensed consolidated balance sheets. See Note 4, Equity Method Investment, for additional information on the deconsolidation of Lucid.

During the period of January 1, 2024 through September 10, 2024, the date of Lucid’s deconsolidation, approximately $2,005 of principal repayments along with approximately $787 of interest expense thereon, were settled through the issuance of 4,172,002 shares of common stock of Lucid, with such shares having a fair value of approximately $3,801 (with such fair value measured as the respective conversion date quoted closing price of the common stock of Lucid). The conversions resulted in debt extinguishment losses of $328 in the period July 1, 2024 through September 10, 2024. The conversions resulted in debt extinguishment losses of $1,009 in the period of January 1, 2024 through September 10, 2024.

During the three and nine month periods ended September 30, 2024, the Company recognized debt extinguishment losses in total of approximately $1,403 and $2,535, respectively, in connection with the Company or Lucid (as applicable) issuing shares of its common stock for principal repayments on convertible debt mentioned above. During the three and nine month periods ended September 30, 2023, the Company recognized debt extinguishment losses in total of approximately $1,764 and $3,032, respectively.

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

A total of 1,835,970 shares of common stock of PAVmed are reserved for issuance under the PAVmed 2014 Equity Plan, with 79,321 shares available for grant as of September 30, 2024. The share reservation is not diminished by a total of 66,720 PAVmed stock options and restricted stock awards granted outside the PAVmed 2014 Equity Plan as of September 30, 2024. In January 2024, the number of shares available for grant was increased by 432,452 in accordance with the evergreen provisions of the plan.

PAVmed Stock Options

PAVmed stock options granted under the PAVmed 2014 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2023	1,192,458	$26.18	7.3	$—
Granted(1)	79,500	$2.28
Exercised	—	$—
Forfeited	(38,851)	$13.47
Outstanding stock options at September 30, 2024(3)	1,233,107	$25.04	5.9	$—
Vested and exercisable stock options at September 30, 2024	956,977	$30.27	5.1	$—

(1)	Stock options granted under the PAVmed 2014 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the PAVmed common stock on each of September 30, 2024 and December 31, 2023 and the exercise price of the underlying PAVmed stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above are inclusive of 60,054 stock options granted outside the PAVmed 2014 Equity Plan, as of September 30, 2024 and December 31, 2023.

On February 22, 2024, the Company granted 59,500 stock options under the PAVmed Inc 2014 Equity Plan with a weighted average exercise price of $1.85. Each such option will vest one-third after one year then ratably over the next eight quarters. In addition, on February 22, 2024, a total of 390,000 restricted stock awards were granted to the Board of Directors under the PAVmed 2014 Equity Plan, with such restricted stock awards having an aggregate fair value of approximately $0.7 million, which was measured using the respective grant date quoted closing price per share of PAVmed common stock, with the fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The vesting of the restricted stock awards vest ratably on an annual basis over a three year period with the initial annual vesting date of November 30, 2024. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

PAVmed Restricted Stock Awards

PAVmed restricted stock awards granted under the PAVmed 2014 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2023	70,527	$38.77
Granted	390,000	1.85
Vested	(135,080)	2.00
Forfeited	—	—
Unvested restricted stock awards as of September 30, 2024	325,447	$9.79

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

Please note that following the deconsolidation of Lucid, the Lucid Diagnostics 2018 Long-Term Equity Plan is no longer reflected in the Company’s unaudited condensed consolidated statements of operations. Lucid continues to be responsible for administering its equity plan. See Note 4, Equity Method Investment, for additional information on the deconsolidation of Lucid Diagnostics.

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2023	5,504,383	$2.00	8.5	$765
Granted(1)	3,604,000	$1.22
Exercised	(3,333)	$1.31
Forfeited	(417,501)	$1.63
Outstanding stock options at September 10, 2024(3)	8,687,549	$1.69	8.3	$191
Vested and exercisable stock options at September 10, 2024	3,084,682	$2.25	7.1	$191

(1)	Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of September 10, 2024 and December 31, 2023 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above are inclusive of 523,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of September 10, 2024 and December 31, 2023.

On February 22, 2024, Lucid granted 2,895,000 stock options under the Lucid Diagnostics 2018 Equity Plan with a weighted average exercise price of $1.25. Each option will vest one-third after one year then ratably over the next eight quarters.

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2023	2,337,440	$8.99
Granted	1,600,000	1.03
Vested	(26,912)	4.56
Forfeited	(13,088)	4.56
Unvested restricted stock awards as of September 10, 2024	3,897,440	$5.77

In May 2024, a total of 1,600,000 restricted stock awards were granted to management under the Lucid Diagnostics 2018 Equity Plan, with such restricted stock awards having an aggregate fair value of approximately $1.5 million, which was measured using the respective grant date quoted closing price per share of Lucid Diagnostics common stock, with the fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The vesting of the restricted stock awards vest on a single vest date of May 20, 2026. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

Note 12 — Stock-Based Compensation - continued

Consolidated Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized by each of PAVmed and (through September 10, 2024, the date of PAVmed’s deconsolidation of Lucid) Lucid Diagnostics for both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$32	$32	$112	$86
Sales and marketing expenses	292	403	1,082	1,302
General and administrative expenses	1,426	1,499	3,717	6,761
Research and development expenses	181	311	805	1,022
Total stock-based compensation expense	$1,931	$2,245	$5,716	$9,171

Stock-Based Compensation Expense Recognized by Lucid Diagnostics

As noted, the consolidated stock-based compensation expense presented above is inclusive of stock-based compensation expense recognized by Lucid Diagnostics (through September 10, 2024, the date of PAVmed’s deconsolidation of Lucid) inclusive of each of: stock options granted under the PAVmed 2014 Equity Plan to the three physician inventors of the intellectual property underlying the Amended CWRU License Agreement; and stock options and restricted stock awards granted to employees of PAVmed and non-employee consultants under the Lucid Diagnostics 2018 Equity Plan. The stock-based compensation expense recognized by Lucid Diagnostics (through September 10, 2024, the date of PAVmed’s deconsolidation of Lucid) for both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$24	$16	$81	$44
Lucid Diagnostics 2018 Equity Plan – sales and marketing	252	228	849	697
Lucid Diagnostics 2018 Equity Plan – general and administrative	548	721	1,484	4,069
Lucid Diagnostics 2018 Equity Plan – research and development	98	67	356	204
PAVmed 2014 Equity Plan - cost of revenue	9	10	30	26
PAVmed 2014 Equity Plan - sales and marketing	18	106	136	359
PAVmed 2014 Equity Plan - general and administrative	1	7	5	170
PAVmed 2014 Equity Plan - research and development	5	97	148	290
Total stock-based compensation expense – recognized by Lucid Diagnostics	$955	$1,252	$3,089	$5,859

The consolidated unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under the PAVmed 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
PAVmed 2014 Equity Plan
Stock Options	$1,377	1.5
Restricted Stock Awards	$397	2.2

Note 12 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $1.47 per share and $5.25 per share during the nine month periods ended September 30, 2024 and 2023, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Nine Months Ended September 30,
	2024	2023
Expected term of stock options (in years)	5.8	5.7
Expected stock price volatility	90%	88%
Risk free interest rate	4.3%	3.7%
Expected dividend yield	—%	—%

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.79 per share and $0.88 per share during the nine month periods ended September 30, 2024 (through September 10, 2024, the date of PAVmed’s consolidation of Lucid) and 2023, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Nine Months Ended September 30,
	2024	2023
Expected term of stock options (in years)	5.7	5.6
Expected stock price volatility	73%	75%
Risk free interest rate	4.3%	3.7%
Expected dividend yield	—%	—%

PAVmed Inc. Employee Stock Purchase Plan (“PAVmed ESPP”)

A total of 34,332 shares and 38,216 shares of common stock of the Company were purchased for proceeds of approximately $62 and $182, on March 31, 2024 and 2023, respectively, under the PAVmed ESPP. A total of 20,267 shares of common stock of the Company were purchased for proceeds of approximately $76 on September 30, 2023 under the PAVmed ESPP. The March 31, 2023 purchase was partially settled through the redeployment of 12,590 shares of treasury stock. The PAVmed ESPP has a total reserve of 300,001 shares of common stock of PAVmed of which 139,863 shares are available for issue as of September 30, 2024. In January 2024, the number of shares available-for-issue was increased by 166,667 in accordance with the evergreen provisions of the plan.

Effective September 18, 2024, PAVmed’s compensation committee temporarily suspended any participation in the PAVmed ESPP. Accordingly, no shares of common stock of the Company have been purchased under the PAVmed ESPP since March 31, 2024.

Lucid Diagnostics Inc. Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 511,884 shares and 231,987 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $353 and $276 on March 31, 2024 and 2023, respectively, under the Lucid ESPP. A total 276,213 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $275 on September 30, 2023 under the Lucid ESPP.

Note 13 — Preferred Stock

As of September 30, 2024 and December 31, 2023, there were 1,385,149 and 1,305,213 shares of PAVmed Series B Convertible Preferred Stock, classified in permanent equity, issued and outstanding, respectively.

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

PAVmed Series B Convertible Preferred Stock Dividends Earned

The Series B Convertible Preferred Stock dividends earned are included in the calculation of basic and diluted net loss attributable to PAVmed common stockholders for each of the respective corresponding periods presented in the accompanying unaudited condensed consolidated statement of operations, inclusive of $83 and $244 of such dividends earned in the three and nine month periods ended September 30, 2024, respectively; and $77 and $226 of such dividends earned in the three and nine month periods ended September 30, 2023, respectively.

PAVmed Series B Convertible Preferred Stock Dividends Declared

During the nine months ended September 30, 2024, the Company’s board of directors declared an aggregate of approximately $239 of Series B Convertible Preferred Stock dividends, inclusive of $78 earned as of December 31, 2023; and $80 earned as of March 31, 2024; and $81 earned as of June 30, 2024, with such dividends settled by the issue of an aggregate 79,936 additional shares of Series B Convertible Preferred Stock, inclusive of 26,123 shares issued with respect to the dividends earned as of December 31, 2023; and 26,640 shares issued with respect to the dividends earned as of March 31, 2024; and 27,173 shares issued with respect to the dividends earned as of June 30, 2024.

During the nine months ended September 30, 2023, the Company’s board of directors declared an aggregate of approximately $221 of Series B Convertible Preferred Stock dividends, inclusive of $72 earned as of December 31, 2022; and $74 earned as of March 31, 2023; and $75 earned as of June 30, 2023, with such dividends settled by the issue of an aggregate 73,842 additional shares of Series B Convertible Preferred Stock, inclusive of 24,128 shares issued with respect to the dividends earned as of December 31, 2022; and 24,610 shares issued with respect to the dividends earned as of March 31, 2023; and 25,104 shares issued with respect to the dividends earned as of June 30, 2023.

Subsequent to September 30, 2024, in November 2024, the Company’s board of directors declared a PAVmed Series B Convertible Preferred Stock dividend, earned as of September 30, 2024, of $83, to be settled by the issue of 27,716 additional shares of Series B Convertible Preferred Stock.

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

On March 7, 2024, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that, for the prior 30 consecutive business days (through March 6, 2024), the market value of the Company’s listed securities had been below the minimum of $35 million required for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). The Company was provided 180 calendar days, or until September 3, 2024, to regain compliance with the rule. The Company did not regain compliance with the rule during the allotted time period. Accordingly, on September 10, 2024, the Company received a staff determination letter from the Nasdaq Listing Qualifications Department, stating that unless the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”) to appeal the staff determination, the Company’s securities would be subject to suspension and delisting. The Company timely requested a hearing before the Panel, which was held on October 29, 2024.

On November 8, 2024, the Panel granted the Company an extension, until January 31, 2025, to regain compliance with the Nasdaq continued listing standards.

During the extension granted by the Panel, the Company’s common stock and Series Z warrants will continue to trade uninterrupted under the symbol “PAVM” and “PAVMZ”, respectively.

During the nine months ended September 30, 2024 a total of 34,332 shares of common stock of the Company were issued under the PAVmed ESPP. See Note 12, Stock-Based Compensation, for a discussion of each of the PAVmed 2014 Equity Plan and the PAVmed ESPP.

In the nine months ended September 30, 2024, 574,424 shares of the Company’s common stock were issued upon conversion, at the election of the holder, of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note, for $980 face value principal repayments, as discussed in Note 11, Debt.

In the nine months ended September 30, 2024, the Company sold 627,302 shares through their at-the-market equity facility for net proceeds of approximately $977, after payment of 3% commissions.

In the nine months ended September 30, 2024, the Company issued 200,809 shares of common stock to vendors in exchange for $200 of agreed upon services, which is included in general and administrative operating expenses on the Company’s unaudited condensed consolidated statement of operations.

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

Common Stock Purchase Warrants

As of September 30, 2024 and December 31, 2023, Series Z Warrants outstanding totaled 11,937,450 representing the right to purchase 795,830 shares of the Company’s common stock. The Series Z Warrants are now exercisable to purchase one whole share of common stock of the Company at an exercise price of $23.48 ($24.00 post reverse-split, decreased by $0.52 due to distribution of Lucid common stock to PAVmed stockholders, discussed further above). There were no Series Z Warrants exercised during the nine months ended September 30, 2024.

Note 15 — Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is summarized for the periods indicated as follows:

September 30, 2024
NCI – equity - December 31, 2023	$29,813
Net loss attributable to NCI	(11,075)
Impact of subsidiary equity transactions	(4,414)
Lucid Diagnostics proceeds from issuance of preferred stock Series A-1	5,670
Lucid Diagnostics exchange of preferred stock Series A and Series A-1	(24,294)
Lucid Diagnostics issuance through exchange - Series B and Series B-1	31,790
Lucid Diagnostics issuance through sale - Series B and Series B-1	24,129
Lucid Diagnostics deemed dividend on preferred stock	(7,496)
Lucid Diagnostics issuance of common stock for settlement of vendor service agreement	401
Lucid Diagnostics 2018 Equity Plan stock option exercise	4
Lucid Diagnostics Employee Stock Purchase Plan Purchase	353
Conversion of Lucid Diagnostics common stock for Senior Secured Convertible Debt	3,801
Stock-based compensation expense - Lucid Diagnostics 2018 Equity Plan	2,771
Stock-based compensation expense - Veris Health 2021 Equity Plan	368
Deconsolidation of Lucid	(56,339)
NCI – equity - September 30, 2024	$(4,518)

The consolidated NCI presented above is with respect to the Company’s consolidated subsidiaries as a component of consolidated total stockholders’ equity as of September 30, 2024 and December 31, 2023; and the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations for the periods beginning on the acquisition date of the respective subsidiaries.

Lucid Diagnostics — Deconsolidation

As of September 30, 2024, there were 51,597,718 shares of common stock of Lucid Diagnostics issued and outstanding, of which, PAVmed held 31,302,444 shares. On September 10, 2024, following preferred equity transactions completed by Lucid earlier in 2024 and the termination of voting proxies entered into between PAVmed and certain shareholders of Lucid, PAVmed’s voting interest in the Company was reduced to less than 50.0%, resulting in the loss of a controlling financial interest. However, PAVmed retains the ability to exercise significant influence over Lucid. Upon deconsolidation, the Company’s ownership of 31,302,444 shares of Lucid Diagnostics common stock was valued at $25.1 million, which resulted in a gain on deconsolidation of $72.3 million in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

Lucid Diagnostics — Intercompany Obligation Settlement; Special Distribution

On January 26, 2024 PAVmed elected to receive payment of $4,675 of fees and reimbursements due from Lucid, through the issuance of 3,331,771 shares of Lucid Diagnostics common stock. On February 15, 2024, the Company distributed by special dividend to the Company stockholders, as of the record date noted above, 3,331,747 shares of Lucid Diagnostics common stock held by the Company.

Lucid Diagnostics — Convertible Preferred Stock Offerings

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

Note 15 — Noncontrolling Interest - continued

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

Lucid Diagnostics — Deemed Dividend on Series A and Series A-1 Convertible Preferred Stock Exchange Offer

The fair value of the consideration given in the form of the issue of 31,790 shares of Lucid Series B Convertible Preferred Stock, with such fair value recognized as the carrying value of such issued shares of Lucid Series B Convertible Preferred Stock, as compared to the carrying value of the extinguished Lucid Series A and Lucid Series A-1 Convertible Preferred Stock (carrying value of $24,294), resulting in an excess of fair value of $7.5 million recognized as a deemed dividend charged to accumulated deficit in the unaudited condensed consolidated balance sheet on March 13, 2024, with such deemed dividend included as a component of net loss attributable to common stockholders, summarized as follows:

Lucid Series B Convertible Preferred Stock Issuance and Series A/A-1 Exchange Offer	March 13, 2024
Fair Value - 31,790 shares of Lucid Series B Preferred Stock issued in exchange for Lucid Series A and Lucid Series A-1 Preferred Stock	$31,790
Less: Carrying value related to Lucid Series A and Lucid Series A-1 Preferred Stock Exchanged for Lucid Series B Preferred Stock (of 24,295 shares)	(24,294)
Deemed Dividend Charged to Accumulated Deficit	$7,496

Note 16 — Net Income (Loss) Per Share

The Net income (loss) per share - attributable to PAVmed Inc. - basic and diluted and Net income (loss) per share - attributable to PAVmed Inc. common stockholders - basic and diluted - for the respective periods indicated - is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income (loss) - before noncontrolling interest	$60,711	$(21,750)	$27,285	$(61,855)
Net income (loss) attributable to noncontrolling interest	3,688	4,079	11,075	11,716
Net income (loss) - as reported, attributable to PAVmed Inc.	$64,399	$(17,671)	$38,360	$(50,139)

Series B Convertible Preferred Stock dividends – earned	$(83)	$(77)	$(244)	$(226)
Deemed dividend on Subsidiary Preferred Stock attributable to the noncontrolling interests	$—	$—	$(7,496)	$—

Net income (loss) attributable to PAVmed Inc. common stockholders used in basic EPS calculation	$64,316	$(17,748)	$30,620	$(50,365)
Fair Value Adjustment for diluted EPS calculation	$(240)	$—	$3,378	$—
Net income (loss) attributable to PAVmed Inc. common stockholders used in dilutive EPS calculation	$64,076	$(17,748)	$33,998	$(50,365)

Denominator
Weighted average common shares outstanding, basic	10,005,379	7,462,751	9,286,999	6,967,764
Weighted average common shares outstanding, diluted	44,475,638	7,462,751	43,069,449	6,967,764

Net income (loss) per share (1)
Net income (loss) per share attributable to PAVmed Inc. common stockholders, basic	$6.43	$(2.38)	$3.30	$(7.23)
Net income (loss) per share attributable to PAVmed Inc. common stockholders, diluted	$1.44	$(2.38)	$0.79	$(7.23)

(1)	- Convertible preferred stock and restricted stock awards would potentially be considered a participating security under the two-class method of calculating net income (loss) per share. For periods where losses are presented, such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net income (loss) per share calculation for the periods indicated.

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

Basic weighted-average number of shares of common stock outstanding for the nine month periods ended September 30, 2024 and 2023 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for the three and nine month periods ended September 30, 2023, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	September 30,
	2024	2023
Stock options	1,233,107	1,138,632
Restricted stock awards	—	70,528
Series Z Warrants	795,830	795,830
Series B Convertible Preferred Stock	—	85,307
Total	2,028,937	2,090,297

The total stock options and restricted stock awards are inclusive of 60,054 and 33,391 stock options as of September 30, 2024 and 2023, respectively, granted outside the PAVmed 2014 Equity Plan.

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

Overview

PAVmed is a multi-product life sciences company organized to advance a pipeline of innovative healthcare technologies. Led by a team of highly skilled personnel with a track record of bringing innovative products to market, PAVmed is focused on innovating, developing, acquiring, and commercializing novel products that target unmet needs with large addressable market opportunities. Leveraging our corporate structure—a parent company that will establish distinct subsidiaries for each financed asset—we have the flexibility to raise capital at the PAVmed level to fund product development, or to structure financing directly into each subsidiary in a manner tailored to the applicable product, the latter of which is our current strategy given prevailing market conditions.

Our current focus is multi-fold. We continue to pursue commercial expansion and execution of EsoGuard, which is the flagship product of our of our subsidiaries, Lucid Diagnostics (Nasdaq: LUCD). We also are continuing to advance the commercialization of the Veris Cancer Care Platform, which is the lead product of another of our subsidiaries, Veris Health. We are focused in the immediate term on entering into strategic partnership opportunities with leading academic oncology systems to expand access to the Veris Platform, while concurrently developing an implantable physiological monitor, designed to be implanted alongside a chemotherapy port, which will interface with the Veris Platform. In terms of other existing products and technologies, we have created an incubator-type platform where we are looking to obtain financing on a product-by-product basis as necessary to advance each asset to a meaningful inflection point along its path to commercialization. Finally, as resources permit, we will continue to explore external innovations that fulfill our project selection criteria without limiting ourselves to any target sector, specialty or condition.

See Part I, Item 1, “Business”, in the Form 10-K for a more detailed summary of the medical device, diagnostics, and digital health sectors and our key products, including in particular EsoGuard and the Veris Platform, which are currently our two leading products.

Recent Developments

Business

Changes to PAVmed Board Composition

Effective as of September 10, 2024, James L. Cox, M.D., and Joan B. Harvey resigned from the Company’s board of directors. Neither Dr. Cox’s nor Ms. Harvey’s resignation was due to any disagreement with the Company on any matter relating to its operations, policies or practices.

Also effective as of September 10, 2024, the Company’s board of directors appointed Sundeep Agrawal, M.D. as a Class B director. Prior to being appointed to the Company’s board of directors, Dr. Agrawal had entered into a strategic advisory agreement with the Company to provide certain M&A advisory services. Such agreement will remain in effect upon Dr. Agrawal joining the board. Pursuant to the agreement, Dr. Agrawal will receive a monthly consulting fee of $3,333. The agreement is terminable by the Company on 10 days’ written notice. Except for the foregoing, Dr. Agrawal has not engaged in any transactions with the Company that are required to be reported pursuant to Item 404(a) of Regulation S-K.

Lucid American Journal of Gastroenterology Publication

On November 7, 2024, Lucid announced that its manuscript for its multi-center ESOGUARD BE-1 study has been accepted for publication in The American Journal of Gastroenterology, the official journal of the American College of Gastroenterology (ACG). This is the fourth publication presenting clinical validation data for Lucid’s EsoGuard® Esophageal DNA Test, and the second to demonstrate its performance in an intended-use screening population. Consistent with previous studies, EsoGuard showed high sensitivity and negative predictive value in detecting esophageal precancer (Barrett’s Esophagus or BE). With the acceptance for publication of Lucid believes it now has a complete clinical evidence package to submit its data to the MolDX program and formally seek Medicare coverage.

The prospective, multi-center study presented data from a cohort of patients who met ACG guideline criteria for esophageal precancer screening and underwent non-endoscopic EsoGuard testing followed by traditional upper endoscopy. EsoGuard sensitivity and negative predictive value for detecting BE were approximately 88% and 99%, respectively. Specificity and positive predictive value were approximately 81% and 30%, respectively. No serious adverse events were reported.

Lucid IP Matters

On October 15, 2024, the Company announced that Lucid received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for a patent application covering its proprietary method of using methylation of the cyclin-A1 (CCNA1) gene to help detect esophageal precancer and cancer, a key component of its EsoGuard® Esophageal DNA Test.

EsoGuard utilizes next-generation sequencing (NGS) to assess DNA methylation at 31 sites on two genes, vimentin (VIM) and cyclin-A1 (CCNA1). Such methylation has been shown to be strongly associated with conditions along the spectrum from early esophageal precancer (non-dysplastic Barrett’s Esophagus or BE), to late precancer (dysplastic BE), to cancer (esophageal adenocarcinoma). Although VIM methylation had been previously associated with gastrointestinal neoplasias, the association of CCNA1 methylation with esophageal neoplasia is novel and appears to be more specific.

Veris NIH Grant

On October 10, 2024, the Company announced that Veris had been awarded a $1.8 million grant from the National Institute on Minority Health and Health Disparities (NIMHD), an institute of the National Institutes of Health (NIH). The two-year grant will fund research to optimize and validate the Veris Cancer Care Platform for the needs of medically underserved cancer patients, in partnership with an academic cancer center. The research project, “Bridging the Gap: Enhancing Cancer Care for Underserved Populations with the Veris Health Cancer Care Platform,” will focus on patients facing language barriers, limited access to technology, and socioeconomic disparities.

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

Management Services Agreement/Payroll Benefits and Expense Reimbursement Agreement with Lucid Diagnostics

On August 6, 2024, PAVmed and Lucid entered into a ninth amendment to the management services agreement between PAVmed and Lucid (“MSA”) to increase the monthly fee thereunder from $0.83 million per month to $1.05 million per month, effective as of July 1, 2024.

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

Pursuant to the joint venture agreement, PAVmed will assign PortIO, EsoCure and CarpX to its wholly owned incubator, PMX. Starting with PortIO, the Company will seek to independently finance a separate subsidiary of the incubator to develop and commercialize each technology. Hatch Medical will provide strategic advisory and brokerage services to the subsidiary to advance the technology through key milestones and, subsequently, seek to engage a strategic partner to acquire, license or distribute the commercial product. The Company has an agreed upon term sheet for PortIO with a network of angel investors that is based on a pre-money valuation of PortIO of $42 million, and due diligence by the investors is ongoing, although there can be no assurance that such transaction will be consummated.

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

Financing

Extension to Regain Compliance with Nasdaq Listing Rules to January 31, 2025

On November 8, 2024, a Nasdaq Hearings Panel (the “Panel”) granted the Company an extension, until January 31, 2025, to regain compliance with the Nasdaq continued listing standards.

As previously disclosed, on March 7, 2024, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that, for the prior 30 consecutive business days (through March 6, 2024), the market value of the Company’s listed securities had been below the minimum of $35 million required for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). The Company was provided 180 calendar days, or until September 3, 2024, to regain compliance with the rule. The Company did not regain compliance with the rule during the allotted time period. Accordingly, on September 10, 2024, the Company received a staff determination letter from the Nasdaq Listing Qualifications Department, stating that unless the Company timely requested a hearing before the Panel to appeal the staff determination, the Company’s securities would be subject to suspension and delisting. The Company timely requested a hearing before the Panel, which was held on October 29, 2024.

During the extension granted by the Panel, the Company’s common stock and Series Z warrants will continue to trade uninterrupted under the symbol “PAVM” and “PAVMZ”, respectively.

Extension of Senior Convertible Notes; Waiver

Effective as of March 12, 2024, the Company entered into an amendment and waiver (the “Note Amendment and Waiver”) with the holder of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note (each as defined in “Liquidity and Capital Resources” below). Pursuant to the Note Amendment and Waiver, the maturity date of the April 2022 Senior Convertible Note was extended to April 4, 2025 and the maturity date of the September 2022 Senior Convertible Note was extended to September 8, 2025, in each case subject to further extension in certain circumstances. The holder of the such note also waived, for the period commencing on December 1, 2023 and ending on August 31, 2024, the financial covenant contained in such notes requiring that the ratio of (a) the outstanding principal amount of the notes, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, not exceed 30%, and that the Company’s market capitalization not be less than $75 million (the “Financial Tests”). In consideration of the Note Amendment and Waiver, the Company agreed to pay the holder of the notes $2.0 million in cash (or in such other form as may be mutually agreed in writing), which currently is included in accrued expenses and other current liabilities on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2024.

In addition, from time to time from and after September 1, 2024 through November 11, 2024, the Company was not in compliance with the Financial Tests. As of November 11, 2024, the Investor agreed to waive any such non-compliance during such time period and thereafter through December 31, 2024.

See our accompanying unaudited condensed consolidated financial statements Note 11, Debt, for further discussion of the senior convertible notes.

Lucid March 2023 Senior Convertible Note Refinancing

On November 8, 2024, Lucid gave notice to the holder of the Lucid March 2023 Senior Convertible Note that it was exercising its right pursuant to such note to redeem the same for the redemption price specified in such note (the “Optional Redemption Price”). Pursuant to the terms of the Lucid March 2023 Senior Convertible Note, Lucid has not less than ten business days, and not more than twenty business days, from the date of the notice (the “Optional Redemption Notice Period”) to pay the Optional Redemption Price.

To finance the payment of the Optional Redemption Price, Lucid has entered into a securities purchase agreement with certain accredited investors (the “Lucid 2024 Note Investors”). Under the agreement, subject to customary closing conditions, Lucid has agreed to issue, and each 2024 Note Investor has agreed to purchase, 12.0% senior secured convertible notes due 2029 (collectively, the “Lucid November 2024 Senior Convertible Notes”). As of the date hereof, the aggregate commitments of the Lucid 2024 Note Investors exceed the Optional Redemption Price.

In connection with the purchase and sale of the Lucid 2024 Convertible Notes, Lucid will agree not to sell, transfer or dispose of, directly or indirectly, any shares of Lucid common stock for six months from the consummation of the offering, subject to certain limited exceptions, including in the event of a fundamental transaction involving Lucid.

Lucid expects to complete the issuance of the Lucid November 2024 Senior Convertible Notes and the redemption of the Lucid March 2023 Senior Convertible Note on or prior to the end of the Optional Redemption Notice Period, although there can be no assurance that such issuance and redemption will be completed during such period, if at all.

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

PAVmed - ATM Facility

In December 2021, we entered into an “at-the-market offering” for up to $50 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor Fitzgerald & Co. (“Cantor”). In March 2023, the “at-the-market offering” became subject to General Instruction I.B.6 of Form S-3, which limits sales of our securities under this instruction in any 12-month period to one-third of the aggregate market value of our public float (unless our public float rises to $75 million or more, in which case the instruction will cease to apply). As a result of this limitation and our then-current public float, in May 2023, we amended our “at-the-market offering” to cover up to $18 million of our common stock. In the nine month period ended September 30, 2024, the Company sold 627,302 shares through its at-the-market equity facility for net proceeds of approximately $1.0 million, after payment of 3% commissions. As of September 30, 2024, the Company had approximately $15.1 million remaining under the PAVmed ATM Facility.

Results of Operations

Overview

Revenue

The Company recognized revenue primarily resulting from the delivery of patient EsoGuard test results when the Company considered the collection of such consideration to be probable to the extent that it is unconstrained.

Cost of revenue

Cost of revenues recognized primarily from the delivery of patient EsoGuard test results includes costs related to EsoCheck device usage, shipment of test collection kits, royalties and the cost of services to process tests and provide results to physicians. We have incurred expenses for tests in the period in which the activities occur, therefore, gross margin as a percentage of revenue has varied from quarter to quarter due to costs being incurred in one period that relate to revenues recognized in a later period.

We expect that gross margin for our services will fluctuate based on the commercialization efforts of our majority-owned subsidiaries.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related costs for employees engaged in sales, sales support and marketing activities, as well as advertising and promotion expenses. We anticipate our sales and marketing expenses to decrease in the future compared to historical periods due to the deconsolidation of Lucid, as the sales and marketing operations for the Lucid EsoGuard test is no longer recorded within the Company’s operating results.

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

We anticipate our general and administrative expenses will decrease in the future compared to historical periods due to the deconsolidation of Lucid as the general and administrative expenses, including third-party payor reimbursement costs, incurred by Lucid will no longer be recorded within the Company’s operating results. In the future, general and administrative expenses will include those expenses related to being a public company, including fees and expenses for audit, legal, regulatory, tax-related services, insurance premiums and investor relations costs associated with maintaining compliance as a public company for PAVmed and its majority-owned subsidiaries.

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

The reported research and development activities, including our clinical trials, were focused principally on the acceleration of EsoGuard and Veris Cancer Care Platform commercialization. In the future, the research and development activities will focus on the Veris Cancer Care Platform, the PMX incubator program and other products in our pipeline as well as applicable new technologies, as resources permit.

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

The three months ended September 30, 2024 as compared to three months ended September 30, 2023

Revenue

In the three months ended September 30, 2024, revenue was $1.0 million as compared to $0.8 million for the corresponding period in the prior year. The $0.2 million increase principally relates to the increase in volume of our EsoGuard Esophageal DNA Tests performed in our own CLIA laboratory for the period and the consideration received for the performance of the EsoGuard Esophageal DNA Tests.

Cost of revenue

In the three months ended September 30, 2024, cost of revenue costs were approximately $1.4 million, as compared to $1.8 million for the corresponding period in the prior year. The net decrease of $0.4 million was primarily related to:

●	approximately $0.4 million decrease in manufacturing costs associated with the EsoCheck devices and EsoGuard Esophageal DNA Tests.

Sales and marketing expenses

In the three months ended September 30, 2024, sales and marketing costs were approximately $2.9 million as compared to $4.0 million for the corresponding period in the prior year. The net decrease of $1.1 million was principally related to:

●	approximately $1.0 million decrease in compensation related costs; and
●	approximately $0.1 million decrease in stock based compensation costs.

General and administrative expenses

In the three months ended September 30, 2024, general and administrative costs were approximately $6.6 million as compared to $6.9 million for the corresponding period in the prior year. The net decrease of $0.3 million was principally related to:

●	approximately $0.2 million decrease in third-party professional fees and legal expenses; and
●	approximately $0.1 million decrease in stock based compensation costs.

Research and development expenses

In the three months ended September 30, 2024, research and development costs were approximately $1.5 million as compared to $3.2 million for the corresponding period in the prior year. The net decrease of $1.7 million was principally related to:

●	approximately $1.1 million decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees;
●	approximately $0.3 million decrease in compensation and stock based compensation from RSA and stock option grants to Lucid and PAVmed employees and non-employees;
●	approximately $0.2 million decrease in third party consulting costs related to research and development activities; and
●	approximately $0.1 million decrease in developmental milestones paid to third parties.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was approximately $0.1 million in the three months ended September 30, 2024, as compared to $0.5 million for the corresponding period in the prior year. The decrease of $0.4 million in the current period was due to certain acquired intangible assets being fully amortized in February 2024.

Other Income and Expense

Results of Operations - continued

The three months ended September 30, 2024 as compared to the three months ended September 30, 2023 - continued

Other Income and Expense

Change in fair value of convertible debt

In the three months ended September 30, 2024, the change in the fair value of our convertible notes was approximately $0.2 million of income, related to the April 2022 Senior Convertible Note (as defined in “Liquidity and Capital Resources” below), the September 2022 Senior Convertible Note (as defined in “Liquidity and Capital Resources” below), and the Lucid March 2023 Senior Convertible Note (as defined in “Liquidity and Capital Resources” below). The April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized an aggregate of $4.3 million of fair value non-cash expense on the issue dates.

Loss on Debt Extinguishment

In the three months ended September 30, 2024, a debt extinguishment loss in the aggregate of approximately $1.4 million was recognized in connection with our April 2022 Senior Convertible Note, September 2022 Senior Convertible Note and the Lucid March 2023 Senior Convertible Note as discussed below.

●	In the three months ended September 30, 2024, approximately $0.5 million of principal repayments, along with less than $0.1 million of interest expense thereon, were settled through the issuance of 509,942 shares of common stock of the Company, with such shares having a fair value of approximately $0.9 million (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). In addition, the Company agreed to pay $0.7 million in cash related to acceleration floor payments on these notes related to the conversion price being below the floor, recorded as debt extinguishment loss. The conversions and floor acceleration payments resulted in a debt extinguishment loss of $1.1 million in the three months ended September 30, 2024.
●	During the period of July 1, 2024 through September 10, 2024, the date of PAVmed’s deconsolidation, approximately $0.8 million of principal repayments along with approximately $0.1 million of interest expense thereon, were settled through the issuance of 1,510,821 shares of Lucid common stock, with such shares having a fair value of approximately $1.3 million (with such fair value measured as the quoted closing price of the common stock of Lucid on the respective conversion date). The conversions resulted in a debt extinguishment loss of $0.3 million in the period July 1, 2024 through September 10, 2024.

In comparison, in the three months ended September 30, 2023, a debt extinguishment loss in the aggregate of approximately $1.8 million was recognized in connection with our April 2022 Senior Convertible Note as discussed below.

●	In the three months ended September 30, 2023, approximately $2.2 million of principal repayments, along with less than $0.1 million of interest expense thereon, were settled through the issuance of 723,998 shares of common stock of the Company, with such shares having a fair value of approximately $4.0 million (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in a debt extinguishment loss of $1.8 million in the three months ended September 30, 2023.

See Note 11, Debt, to the Financial Statements, for additional information with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note.

Gain on Deconsolidation of Lucid

As of September 30, 2024, there were 51,597,718 shares of common stock of Lucid Diagnostics issued and outstanding, of which, the Company held 31,302,444 shares. On September 10, 2024, as a result of certain changes in the composition of the Company’s board of directors as described above, in combination with the Company ceasing to have control over a majority of the voting power of Lucid, the Company was considered to cease to have control over Lucid for the purposes of U.S. GAAP, even though it continues to own, and has not disposed any of its, 31,302,444 shares of common stock of Lucid. However, PAVmed retained the ability to exercise significant influence over Lucid. Upon deconsolidation, the Company’s ownership of 31,302,444 shares of Lucid Diagnostics, Inc common stock was valued at $25.1 million, which resulted in a gain on deconsolidation of $72.3 million in the accompanying unaudited condensed consolidated statements of operations for the three months ended September 30, 2024.

Change in fair value of Equity Method Investment

At September 10, 2024 and September 30, 2024, the fair value of the Company’s investment in Lucid was $25.1 million and $25.5 million, respectively, with the company recognizing an unrealized gain on its investment in Lucid of $0.4 million in the accompanying condensed consolidated statements of operations for three month period ended September 30, 2024. The fair value of common shares held by the Company was determined using the closing price of Lucid’s common stock per share on September 10, 2024 and September 30, 2024 of $0.802 and $0.815, respectively.

Results of Operations - continued

The nine months ended September 30, 2024 as compared to nine months ended September 30, 2023

Revenue

In the nine months ended September 30, 2024, revenue was $3.0 million as compared to $1.4 million for the corresponding period in the prior year. The $1.6 million increase principally relates to the revenue for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory for the period and the consideration received for the performance of the EsoGuard Esophageal DNA Tests.

Cost of revenue

In the nine months ended September 30, 2024, cost of revenue remained relatively level, at approximately $4.8 million, as compared to the corresponding period in the prior year.

Sales and marketing expenses

In the nine months ended September 30, 2024, sales and marketing costs were approximately $11.5 million as compared to $12.9 million for the corresponding period in the prior year. The net decrease of $1.4 million was principally related to:

●	approximately $1.2 million decrease in compensation related costs, including stock-based compensation; and
●	approximately $0.2 million decrease in third party sales and marketing costs.

General and administrative expenses

In the nine months ended September 30, 2024, general and administrative costs were approximately $20.3 million as compared to $23.9 million for the corresponding period in the prior year. The net decrease of $3.6 million was principally related to:

●	approximately $3.1 million decrease in stock-based compensation, related to decreases at both PAVmed and Lucid; and
●	approximately $0.5 million decrease in third-party professional fees, expenses related to related to the termination of the management services agreement with our former laboratory provider, and expenses for finance and legal services.

Research and development expenses

In the nine months ended September 30, 2024, research and development costs were approximately $5.1 million as compared to $10.7 million for the corresponding period in the prior year. The net decrease of $5.6 million was principally related to:

●	approximately $4.4 million decrease in development costs, particularly in clinical trials activities and outside professional and consulting fees; and
●	approximately $1.2 million decrease in compensation related costs and stock-based compensation.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was approximately $0.6 million in the nine months ended September 30, 2024, as compared to $1.5 million for the corresponding period in the prior year. The decrease of $1.1 million in the current period was due to certain acquired intangible assets being fully amortized in February 2024.

Other Income and Expense

Change in fair value of convertible debt

In the nine months ended September 30, 2024 and September 30, 2023, the change in the fair value of our convertible notes was approximately $2.5 million and $5.8 million of expense, respectively, related to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note. The April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized an aggregate of $4.3 million of fair value non-cash expense on the issue dates.

Loss on Issue and Offering Costs - Senior Secured Convertible Note

In the nine months ended September 30, 2023, in connection with the issue of the Lucid March 2023 Senior Convertible Note, we recognized a total of approximately $1.2 million of lender fees and offering costs. The Company did not incur lender fees and offering costs in the nine months ended September 30, 2024.

Results of Operations - continued

The nine months ended September 30, 2024 as compared to nine months ended September 30, 2023 - continued

Other Income and Expense - continued

Loss on Debt Extinguishment

In the nine months ended September 30, 2024, a debt extinguishment loss in the aggregate of approximately $2.5 million was recognized in connection with our April 2022 Senior Convertible Note and September 2022 Senior Convertible Note as discussed below.

●	In the nine months ended September 30, 2024, approximately $1.4 million of principal repayments along with $0.1 million of interest expense thereon, were settled through the issuance of 1,084,366 shares of common stock of the Company, with such shares having a fair value of approximately $2.0 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). In addition, the Company agreed to pay $1.1 million in cash related to acceleration floor payments on these notes related to the conversion price being below the floor, recorded as debt extinguishment loss. The conversions and cash paid resulted in a debt extinguishment loss of $1.5 million in the nine months ended September 30, 2024.
●	During the period of January 1, 2024 through September 10, 2024, the date of PAVmed’s deconsolidation of Lucid, approximately $2.0 million of principal repayments along with approximately $0.8 million of interest expense thereon, were settled through the issuance of 4,172,002 shares of Lucid common stock, with such shares having a fair value of approximately $3.8 million (with such fair value measured as the quoted closing price of the common stock of Lucid on the respective conversion date). The conversions resulted in a debt extinguishment loss of $1.0 million in the period of January 1, 2024 through September 10, 2024.

In comparison, in the nine months ended September 30, 2023, a debt extinguishment loss in the aggregate of approximately $3.0 million was recognized in connection with our April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note as discussed below.

●	In the nine months ended September 30, 2023, approximately $5.1 million of principal repayments along with $0.3 million of interest expense thereon, were settled through the issuance of 1,358,896 shares of common stock of the Company, with such shares having a fair value of approximately $8.4 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). The conversions resulted in a debt extinguishment loss of $3.0 million in the nine months ended September 30, 2023.

See Note 11, Debt, to the Financial Statements, for additional information with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note.

Gain on Deconsolidation of Lucid

As of September 30, 2024, there were 51,597,718 shares of common stock of Lucid Diagnostics issued and outstanding, of which, the Company held 31,302,444 shares. On September 10, 2024, as a result of changes in the composition of the Company’s board of directors described above, in combination with the Company ceasing to have control over a majority of the voting power of Lucid, the Company was considered to cease to have control over Lucid for the purposes of U.S. GAAP, even though it continues to own, and has not disposed any of its, 31,302,444 shares of common stock of Lucid. However, PAVmed retained the ability to exercise significant influence over Lucid. As a result, the Company deconsolidated Lucid. Upon deconsolidation, the Company’s ownership of 31,302,444 shares of Lucid Diagnostics common stock was valued at $25.1 million, which resulted in a gain on deconsolidation of $72.3 million in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2024.

Change in fair value of Equity Method Investment

At September 10, 2024 and September 30, 2024, the fair value of the Company’s investment in Lucid was $25.1 million and $25.5 million, respectively, with the company recognizing an unrealized gain on its investment in Lucid of $0.4 million in the accompanying condensed consolidated statements of operations for nine month period ended September 30, 2024. The fair value of common shares held by the Company was determined using the closing price of Lucid’s common stock per share on September 10, 2024 and September 30, 2024 of $0.802 and $0.815, respectively.

Deemed Dividend on Series A and Series A-1 Convertible Preferred Stock Exchange Offer

The fair value of the consideration given in the form of the issue of 31,790 shares of Lucid Series B Preferred Stock, with such fair value recognized as the carrying value of such issued shares of Lucid Series B Preferred Stock, as compared to the carrying value of the extinguished Lucid Series A and Series A-1 Preferred Stock (carrying value of $24.3 million), resulting in an excess of fair value of $7.5 million recognized as a deemed dividend charged to accumulated deficit in the unaudited condensed consolidated balance sheet on March 13, 2024, with such deemed dividend included as a component of net loss attributable to common stockholders, summarized as follows:

Series B Convertible Preferred Stock Issuance and Series A/A-1 Exchange Offer	March 13, 2024
Fair Value - 31,790 shares of Lucid Series B Preferred Stock issued in exchange for Lucid Series A and Lucid Series A-1 Preferred Stock	$31,790
Less: Carrying value related to Series A and Series A-1 Preferred Stock Exchanged for Series B Preferred Stock (of 24,295 shares)	(24,294)
Deemed Dividend Charged to Accumulated Deficit	$7,496

Liquidity and Capital Resources

Our current financing strategy is to obtain capital directly into Lucid, Veris and other subsidiaries to fund any product development or other related activities, although we retain the flexibility to raise capital at the PAVmed level. There are no assurances, however, we will be able to obtain an adequate level of financial resources required for the short-term or long-term commercialization and development of our products and services.

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, and debt, both at the PAVmed level and, in the case of Lucid, at the subsidiary level. We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. We experienced net income before noncontrolling interests of approximately $27.3 million and used approximately $33.6 million of cash in operations for the nine months ended September 30, 2024. Financing activities provided $31.0 million of cash during the nine months ended September 30, 2024. We ended the quarter with cash on-hand of $0.8 million as of September 30, 2024. We expect to continue to experience recurring losses and negative cash flows from operations, and will continue to fund our operations with debt and/or equity financing transactions, including current obligations on the Company’s existing convertible debt which in accordance with management’s plans may include conversions to equity and refinancing our existing debt obligations to extend the maturity date. The Company’s ability to continue operations 12 months beyond the issuance of the financial statements will depend upon generating substantial revenue that is conditioned on obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, increasing revenue through contracting directly with self-insured employers, and on its ability to raise additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

Issue of Shares of Our Common Stock

During the nine months ended September 30, 2024

●	We issued 34,332 shares of our common stock for proceeds of approximately $0.1 million under the PAVmed Employee Stock Purchase Plan (“ESPP”). For more information about the ESPP, see Note 12, Stock-Based Compensation, to the Financial Statements.
●	We issued 627,302 shares of our common stock for net proceeds of approximately $1.0 million, after payment of 3% commissions, through our at-the-market equity facility with Cantor. See below for more information.
●	We issued 1,084,366 shares of our common stock in satisfaction of approximately $1.4 million of principal repayments along with $0.1 million of interest expense thereon under the April 2022 Senior Convertible Note and September 2022 Senior Convertible Note.

Securities Purchase Agreement - March 31, 2022 - Senior Secured Convertible Notes - April 4, 2022 and September 8, 2022

Effective as of March 31, 2022, we entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor, pursuant to which we agreed to sell, and the investor agreed to purchase an aggregate of $50.0 million face value principal of Senior Secured Convertible Notes. On April 4, 2022, we completed an initial closing under the SPA, in which we sold to the investor a Senior Secured Convertible Note with a face value principal of $27.5 million (the “April 2022 Senior Convertible Note”). The April 2022 Senior Secured Convertible Note had an initial contractual maturity date of April 4, 2024, which maturity date the investor agreed to extend by one year, to April 4, 2025. The April 2022 Senior Convertible Note may be converted into or otherwise paid in shares of our common stock as described in Note 11, Debt.

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

Under the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the SPA, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. We also are subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $8.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) our average market capitalization over the prior ten trading days, not exceed 30% (the “Debt to Market Cap Ratio Test”), and (iii) that our market capitalization shall at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). From time to time from and after September 1, 2024 through November 11, 2024, the Company was not in compliance with the Financial Tests. As of November 11, 2024, the investor agreed to waive any such non-compliance during such time period and thereafter through December 31, 2024. Based on the waiver, as of September 30, 2024, the Company was in compliance with the Financial Tests. In addition, based on the waiver, the Company presently is in compliance with the Financial Tests.

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

Lucid Diagnostics - Securities Purchase Agreement - March 13, 2023 - Senior Secured Convertible Note - March 21, 2023

Effective as of March 13, 2023, Lucid Diagnostics entered into a Securities Purchase Agreement (the “Lucid SPA”) with an accredited institutional investor, pursuant to which Lucid Diagnostics agreed to sell, and the investor agreed to purchase a Senior Convertible Note (the “Lucid March 2023 Senior Convertible Note”) with a face value principal of $11.1 million. Lucid Diagnostics issued the Lucid March 2023 Senior Convertible Note on March 21, 2023 pursuant to the Lucid SPA.

Under the Lucid March 2023 Senior Convertible Note, Lucid Diagnostics is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the Lucid March 2023 Senior Convertible Note, Lucid Diagnostics is also subject to financial covenants requiring that (i) the amount of its available cash equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the Lucid SPA, accrued and unpaid interest thereon and accrued and unpaid late charges, as of the last day of any fiscal quarter commencing with September 30, 2023, to (b) Lucid Diagnostics’ average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that Lucid Diagnostics’ market capitalization shall at no time be less than $30 million (the “Lucid Financial Tests”). As of September 30, 2024, Lucid Diagnostics was in compliance with the Lucid Financial Tests. In addition, Lucid Diagnostics presently is in compliance with the Lucid Financial Tests.

Liquidity and Capital Resources - continued

On November 8, 2024, Lucid gave notice to the holder of the March 2023 Senior Convertible Note that it was exercising its right pursuant to such note to redeem the same for the Optional Redemption Price specified in such note. To finance the payment of the Optional Redemption Price, Lucid has entered into a securities purchase agreement with the 2024 Note Investors. Under the agreement, subject to customary closing conditions, Lucid has agreed to issue, and each 2024 Note Investor has agreed to purchase he November 2024 Senior Convertible Notes, which are 12.0% senior secured convertible notes due 2029. As of the date hereof, the aggregate commitments of the 2024 Note Investors exceed the Lucid Optional Redemption Price.

PAVmed Inc. ATM Facility

In December 2021, we entered into an “at-the-market offering” for up to $50 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor. In the nine months ended September 30, 2024, the Company sold 627,302 shares through its at-the-market equity facility for net proceeds of approximately $1.0 million, after payment of 3% commissions.

Liquidity and Capital Resources - continued

Lucid Diagnostics Inc. - Committed Equity Facility and ATM Facility

In March 2022, Lucid Diagnostics entered into a committed equity facility with a Cantor affiliate. Cumulatively, a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of September 30, 2024.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. Cumulatively, a total of 230,068 shares of Lucid Diagnostics’ common stock were issued through its at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions, as of September 30, 2024.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgements. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 25, 2024. There have been no material changes to our critical accounting policies and estimates in the nine months ended September 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the ordinary course of PAVmed business, particularly as it begins commercialization of its products, the Company may be subject to legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. The Company is not aware of any such pending legal or other proceedings that are reasonably likely to have a material impact on the Company. Notwithstanding, legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in our current reports on Form 8-K filed prior to the date of this Form 10-Q and in Note 13, Preferred Stock, to our accompanying unaudited condensed consolidated financial statements, we did not sell any unregistered securities or repurchase any of our securities during the three months ended September 30, 2024. The offers and sales disclosed in Note 13, Preferred Stock, to our accompanying unaudited condensed consolidated financial statements were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving public offerings.

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

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

The information set forth in Part I, Item 2 in the first paragraph under the caption “Recent Developments — Management Services Agreement/Payroll Benefits and Expense Reimbursement Agreement with Lucid Diagnostics” is incorporated herein by reference.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

November 13, 2024	By:	/s/ Dennis M McGrath
Dennis M McGrath
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation by Reference
No.	Description	Form	Exhibit No.	Date
10.1	Ninth Amendment to Management Services Agreement, dated as of August 6, 2024, by and between PAVmed Inc. and Lucid Diagnostics Inc.	10-Q (Lucid)	10.2	8/12/2024
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

