Form 10-K
period 2024-12-31
PAVmed Inc.
filed 2025-03-24
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $7.0 million, based on 8,630,652 shares of common stock held by non-affiliates and a last reported sales price per share of the registrant’s common stock of $0.815 on such date.

As of December 31, 2024 and March 20, 2025, there were 11,523,408 and 16,787,173 shares, respectively, of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan as of such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2024.

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

ii

Part I

Item 1. Business

Unless the context otherwise requires, “we”, “us”, and “our”, the “Company” and “PAVmed” refer to PAVmed Inc. and its subsidiaries, including its subsidiary Lucid Diagnostics Inc. (Nasdaq:LUCD) (“Lucid Diagnostics” or “Lucid”) and its majority-owned subsidiary Veris Health Inc. (“Veris Health” or “Veris”).

Background and Overview

PAVmed is structured to be a multi-product life sciences company organized to advance a pipeline of innovative healthcare technologies. Led by a team of highly skilled personnel with a track record of bringing innovative products to market, PAVmed is focused on innovating, developing, acquiring, and commercializing novel products that target unmet medical needs with large addressable market opportunities. Leveraging our corporate structure—a parent company that will establish distinct subsidiaries for each financed asset—we have the flexibility to raise capital at the PAVmed level to fund product development, or to structure financing directly into each subsidiary in a manner tailored to the applicable product.

Our current focus is multi-fold. We continue to support the commercial expansion and execution of EsoGuard, which is the flagship product of our subsidiary Lucid Diagnostics, of which we remain the shareholder with the largest voting interest. In addition, through a separate majority-owned subsidiary, Veris Health, we offer the Veris Cancer Care Platform. We are focused in the immediate term on entering into strategic partnership opportunities with leading academic oncology systems to expand access to the Veris Cancer Care Platform, while concurrently developing an implantable physiological monitor, designed to be implanted alongside a chemotherapy port, which will interface with the Veris Cancer Care Platform. In terms of other existing products and technologies, we have adopted an incubator-type platform where we are looking to obtain financing on a product-by-product basis as necessary to advance each asset to a meaningful inflection point along its path to commercialization. Finally, as resources permit, we will continue to explore external innovations that fulfill our project selection criteria without limiting ourselves to any target sector, specialty or condition.

Lucid Diagnostics

We believe that Lucid’s flagship product, the EsoGuard Esophageal DNA Test, performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread testing tool with the goal of preventing esophageal adenocarcinoma (“EAC”) deaths, through early detection of esophageal precancer in at-risk gastroesophageal reflux disease (“GERD,” also commonly known as chronic heartburn, acid reflux or simply reflux) patients.

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

Market Opportunity

In 2024, approximately 22,000 U.S. GERD patients are projected to be diagnosed with EAC and approximately 16,000 will die from it. Over 80% of EAC patients will die within five years of diagnosis, making it the second most lethal cancer in the U.S. The U.S. incidence of EAC has increased 500% over the past four decades, while the incidences of other common cancers have declined or remained flat. In nearly all cases, EAC silently progresses until it manifests itself with new symptoms of advanced disease. EAC is nearly always invasive at diagnosis, and, unlike other common cancers, mortality rates are high even in its earlier stages.

As discussed below under the heading “Clinical Guidelines for At-Risk Population”, in July 2022, the American Gastroenterology Association (“AGA”) significantly expanded the target population for esophageal precancer screening, recommending screening in at-risk patients without symptoms of GERD. Based on this revision, we believe the cohort recommended for screening consists of an estimated 30 million U.S. individuals with at least 3 established risk factors for BE. Accordingly, we believe EsoGuard’s total addressable U.S. market opportunity approximates $60 billion based on an effective Medicare payment of $1,938 and the estimated 30 million U.S. patients recommended for screening by clinical practice guidelines. (In December 2019, Lucid secured “gapfill” determination for EsoGuard’s PLA code 0114U through the CMS CLFS process. This allowed Lucid to engage directly with Medicare contractor Palmetto GBA and its MolDx Program on CMS payment and coverage. As discussed below under the heading “Reimbursement and Market Access”, in October 2020, CMS granted EsoGuard final Medicare payment determination of $1,938.01, effective January 1, 2021.)

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

An ACG clinical guideline entitled “Diagnosis and Management of Barrett’s Esophagus: An Updated ACG Guideline,” the first such update since 2016, was published online in April 2022 in the American Journal of Gastroenterology. The clinical guideline reiterates the ACG’s long-standing recommendation for esophageal precancer screening in at-risk patients with GERD. For the first time, however, the clinical guideline also endorses non-endoscopic biomarker screening as an acceptable alternative to costly and invasive endoscopy stating that “a swallowable non-endoscopic capsule device combined with a biomarker is an acceptable alternative to endoscopy for BE.” The clinical guideline specifically mentions EsoCheck, as such swallowable, non-endoscopic esophageal cell collection devices, as well as methylated DNA biomarkers such as EsoGuard. The summary of evidence for this recommendation includes a reference to the seminal NIH-funded, multicenter, case-control study published in 2018 in Science Translational Medicine, which demonstrated that EsoGuard is highly accurate at detecting esophageal precancer and cancer, including on samples collected with EsoCheck.

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

In March 2025, Lucid announced that a recent update to the National Comprehensive Cancer Network® (NCCN) Clinical Practice Guidelines in Oncology (NCCN Guidelines®) focused on Esophageal and Esophagogastric Junction Cancers (Version 1.2025) has added a new section on BE screening. The NCCN Guidelines® now reference professional society guidelines on BE screening, including the most recent ACG clinical guideline discussed above, which recommends non-endoscopic biomarker testing, such as EsoGuard performed on samples collected with EsoCheck, as an acceptable alternative to invasive upper endoscopy to detect esophageal precancer.

Commercialization

Lucid’s EsoGuard commercialization efforts span multiple channels including targeting primary care and GI physicians, who have generally embraced our message that EsoGuard has the potential to expand the funnel of BE-EAC patients who will need long term EGD surveillance and, potentially, treatment with endoscopic esophageal ablation.

To assure sufficient testing capacity and geographic coverage, Lucid has undertaken multiple ways for patients to have access to its test. Initially, Lucid built a limited network of its own physical Lucid Test Centers, staffed by Lucid-employed clinical personnel, where patients can undergo the EsoCheck procedure and have the sample sent for EsoGuard testing at Lucid’s CLIA-certified laboratory. Our current test center network currently includes locations in metropolitan areas in Arizona, California, Colorado, Florida, Georgia, Idaho, Michigan, Nevada, Texas and Utah.

In addition to our own test center locations, Lucid has broadened patient access to its test by establishing a satellite test center program, whereby it is making its personnel available to perform cell collection services inside physician offices or in certain geographies, closely nearby physician offices (in Florida, for the time being) by way of our Lucid Mobile Testing Unit.

Also, in January 2023, Lucid completed its first #CheckYourFoodTube Precancer Testing Event, with the San Antonio Fire Department (the “SAFD”) during Firefighter Cancer Awareness Month as designated by the International Association of Fire Fighters (IAFF). A total of 391 members who were deemed to be at-risk for esophageal precancer, underwent a brief, on-site, noninvasive cell collection procedure, performed by Lucid’s clinical personnel using EsoCheck. Since then, additional testing events have been hosted with the SAFD, and many similar events have been held with fire departments throughout the country. These events are ongoing and are an extension of Lucid’s satellite test center program, which brings Lucid’s precancer testing directly to patients—at their physician’s office and now at testing day events.

In March 2023, Lucid launched a direct contracting strategic initiative to engage directly with large Administrative Services Only (“ASO”) self-insured employers, unions and other entities, seeking to replicate the successes of other cancer screening diagnostic companies that have deployed similar strategies.

In January 2025, Lucid expanded on its direct contracting initiative by launching a cash-pay program targeting concierge medicine, as an important component of its strategic efforts to expand its contractually-guaranteed revenue. Lucid has already contracted with several concierge medicine practices under this initiative.

Lucid has also established an EsoGuard Telemedicine Program, in partnership with UpScript, LLC, an independent third-party telemedicine provider, that accommodates EsoGuard self-referrals from direct-to-consumer marketing.

Reimbursement and Market Access

As noted above, in December 2019, Lucid secured “gapfill” determination for EsoGuard’s PLA code 0114U through the CMS CLFS process. This allowed Lucid to engage directly with Medicare contractor Palmetto GBA and its MolDx Program on CMS payment and coverage. In October 2020, CMS granted EsoGuard final Medicare payment determination of $1,938.01, effective January 1, 2021.

A final Local Coverage Determination (“LCD”) L39256, entitled “Molecular Testing for Detection of Upper Gastrointestinal Metaplasia, Dysplasia, and Neoplasia” became effective in May 2023 on the Center for Medicare and Medicaid Services (“CMS”) website by MAC Palmetto GBA. (A substantially identical LCD was published by Noridian Healthcare Solutions, the MAC whose geographic jurisdiction covers our CLIA laboratory in Lake Forest, CA.) The LCD outlines criteria for future coverage that MolDX expects upper gastrointestinal precancer and cancer molecular diagnostic tests to meet. These criteria include active GERD with at least two risk factors, as well as evidence of analytic validity, clinical validity, and clinical utility. Although the LCD indicated that it found that no currently existing test has fulfilled all these criteria, it indicated that it will “monitor the evidence and may revise this determination based on the pertinent literature and society recommendations.” In November 2024, Lucid submitted to MolDx its complete clinical evidence package in support of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard.

In parallel with our request for reconsideration of the LCD, Lucid is aggressively pursuing EsoGuard commercial insurer coverage and payment. Although the claim adjudication cycle can be prolonged during the early commercialization of a new test, Lucid has received and continues to receive out-of-network commercial insurance payments for the EsoGuard test, which accounts for the vast majority of our revenue to date.

Additionally, the legislatures in a number of states have passed laws mandating coverage of comprehensive biomarker testing over the past several years. Lucid believes that EsoGuard falls within the definition of a biomarker test and thus Lucid is reviewing how to leverage legislation in those states to expand access to and reimbursement of EsoGuard.

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

Lucid continues to expand the EsoGuard and EsoCheck evidence portfolio with additional clinical utility and clinical validity data from a range of ongoing studies and those that will be completed in the upcoming year. These efforts include completion of the ESOGUARD-BE2 study, a large multi-center case control study recruiting patients from large academic institutions in the Netherlands and across the U.S., in the first half of the year and submission for peer review of a publication of the results in the second half of 2025. This data will further supplement what has previously been published from the four earlier clinical validation studies from Moinova et. al. (2018), Moinova et. al. (2024), Greer et. al., (2024), and Shaheen et. al. (2024). A large, nearly 12,000 patient real-world experience of EsoCheck and EsoGuard from 18 months of commercial data is expected to be submitted for peer review publication in the first half of the year. Finally, data accrual from the PREVENT and PREVENT-FF registries remains ongoing. Both registries capture information on the diagnostic and/or therapeutic journey of subjects following EsoGuard testing, and in addition to provider decision impact, will contribute differing levels of clinical outcomes data to the Lucid evidence portfolio.

Manufacturing

EsoCheck is currently manufactured for Lucid by Coastline International (“Coastline”), a high-volume device manufacturer, and Sage Product Development. Lucid’s current line at Coastline can produce up to 25,000 units per year. With Coastline’s improvement and expansion, there is capacity to scale exponentially. Lucid’s EsoGuard specimen kits are currently manufactured by Path-Tec. Path-Tec also manages warehousing, logistics, fulfillment and customer support of Lucid’s products.

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

Regulatory

In June 2019, Lucid received FDA 510(k) clearance to market EsoCheck in the U.S. as a device indicated for use in the collection and retrieval of surface cells of the esophagus in adults followed by FDA 510(k) clearance in 2022, expanding the use of EsoCheck in adults and pediatric populations in the U.S. In December 2019, Lucid’s CLIA-certified then-laboratory partner, completed documentation of EsoGuard analytical validity allowing Lucid to commercialize it as a LDT.

In February 2020, Lucid received FDA “Breakthrough Device Designation” for EsoGuard as an in-vitro diagnostic (“IVD”) medical device. The FDA Breakthrough Device Program was created to offer patients more timely access to breakthrough technologies which provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions by expediting their development, assessment and review through enhanced communications and more efficient and flexible clinical study design, including more favorable pre/post market data collection balance.

In May 2021, Lucid received CE Mark certification for EsoCheck (under the Medical Devices Directive 93/42/EEC), and in June 2021, Lucid completed CE Mark self-certification for EsoGuard (under the European In-Vitro Diagnostic Devices Directive (IVDD 98/79/EC)), indicating both may be marketed in CE Mark European countries.

In October 2023, FDA proposed a policy under which FDA intends to phase out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs. On May 6, 2024, the FDA issued a final rule aimed at helping to ensure the safety and effectiveness of LDTs. The rule amends the FDA’s regulations to make explicit that IVDs are devices under the Federal Food, Drug, and Cosmetic Act (“FDCA”), including when the manufacturer of the IVD is a laboratory. Along with this amendment, the FDA is finalizing a policy under which the FDA will provide greater oversight of IVDs offered as LDTs through a phaseout of its general enforcement discretion approach for LDTs over the course of four years, as well as targeted enforcement discretion policies for certain categories of IVDs manufactured by laboratories.

The phaseout policy contains the following five stages:

●	Stage 1: Beginning on May 6, 2025, which is one year after the publication date of the final LDT rule, FDA will expect compliance with medical device reporting (MDR) requirements, correction and removal reporting requirements, and quality system (QS) requirements regarding complaint files.
●	Stage 2: Beginning on May 6, 2026, which is 2 years after the publication date of the final LDT rule, FDA will expect compliance with requirements not covered during other stages of the phaseout policy, including registration and listing requirements, labeling requirements, and investigational use requirements.
●	Stage 3: Beginning on May 6, 2027, which is 3 years after the publication date of the final LDT rule, FDA will expect compliance with QS requirements (other than requirements regarding complaint files which are already addressed in stage 1).
●	Stage 4: Beginning on November 6, 2027, which is 3½ years after the publication date of the final LDT rule, FDA will expect compliance with premarket review requirements for high-risk IVDs offered as LDTs (IVDs that may be classified into class III or that are subject to licensure under section 351 of the Public Health Service Act), unless a premarket submission has been received by the beginning of this stage in which case FDA intends to continue to exercise enforcement discretion for the pendency of its review.
●	Stage 5: Beginning on May 6, 2028, which is 4 years after the publication date of the final LDT rule, FDA will expect compliance with premarket review requirements for moderate-risk and low-risk IVDs offered as LDTs (that require premarket submissions), unless a premarket submission has been received by the beginning of this stage in which case FDA intends to continue to exercise enforcement discretion for the pendency of its review.

The FDA also intends to exercise enforcement discretion and generally not enforce some or all applicable requirements for certain categories of IVDs manufactured by a laboratory. The categories of enforcement discretion that are applicable to EsoGuard are summarized in the table below.

Category of IVD	Stage 1	Stage 2	Stage 3	Stages 4 & 5 (Premarket Review)
Currently marketed IVDs offered as LDTs first marketed prior to rule publication date and not modified beyond scope described in preamble Section V.B.3 of preamble	Compliance generally expected beginning May 6, 2025	Compliance generally expected beginning May 6, 2026	Compliance with 21 CFR 820.180-820.186 generally expected beginning May 6, 2027; Compliance generally not expected with other QS requirements (except for complaint files)	Compliance generally not expected
LDTs approved by NYS CLEP Section V.B.2 of preamble	Compliance generally expected beginning May 6, 2025	Compliance generally expected beginning May 6, 2026	Compliance generally expected beginning May 6, 2027	Compliance generally not expected

As EsoGuard was marketed prior to rule publication and is also NYS CLEP approved, hence, enforcement discretion is applicable for compliance with Stages 4 and 5. We will be implementing compliance with MDR requirements, correction and removal reporting requirements, and quality system (QS) requirements regarding complaint files by March 31, 2025, well before the deadline of May 6, 2025. Gap analysis has been completed and we are expecting our compliance activities to be completed for Stages 2 and 3 before the FDA’s expected timeframes in 2026 and 2027, respectively. We are confident that the proposed final rule will not have a commercial impact as the Company already has a robust QS management platform for medical devices and EsoGuard will be able to easily transition to the platform to fulfill the QS requirements, as required by the FDA.

Our longer-term strategy is to secure a specific indication, based on published guidelines, for BE testing in certain at-risk populations using EsoGuard on samples collected with EsoCheck. This use of EsoGuard together with EsoCheck as a testing system must be cleared or approved by the FDA as an IVD device.

Laboratory Operations

On February 25, 2022, a newly-formed wholly owned subsidiary of Lucid, LucidDx Labs Inc. (“LucidDx Labs”), acquired from ResearchDx Inc. (“RDx”), certain licenses and other related assets necessary for LucidDx Labs to operate its own new CLIA-certified, CAP-accredited clinical laboratory located in Lake Forest, CA. Since March 2022, Lucid has conducted EsoGuard testing at its own laboratory.

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

Competition

The U.S. market for esophageal cancer (i.e., EAC) and pre-cancer (i.e., BE, with or without dysplasia) testing is large, consisting of more than 30 million at-risk individuals over the age of 50. Given the large market for pre-cancer testing, Lucid likely will face numerous competitors, some of which possess significantly greater financial and other resources and development capabilities than Lucid. The EsoGuard test faces competition from procedure-based detection technologies such as upper endoscopy, and other testing technologies such as multi-cancer early detection products. The EsoCheck device faces competition from other manufacturers with devices designed to collect cell samples from targeted regions of the esophagus. For example, EndoSign, commercialized by Cyted, and much like Cytosponge, is a small mesh sponge within a soluble gelatin capsule that needs to reside in the stomach and then is pulled thru the targeted region brushing the lining of the esophagus and then later retrieved, although, unlike EsoCheck, it is unprotected from sample contamination as the brush later passes regions of the upper esophagus and mouth. Lucid’s competitors may also be developing additional methods of detecting esophageal cancer and pre-cancer that have not yet been announced.

Most of Lucid’s existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources. Lucid may be unable to compete effectively against our competitors either because their products and services are superior or more cost efficient, or because they have access to greater resources than Lucid. These competitors may have greater name recognition than Lucid does. Many of these competitors have obtained all desirable FDA or other regulatory approvals, and superior patent protection, for their products. Certain of Lucid’s competitors have already commercialized their products, and others may commercialize their products in advance of Lucid’s products. In addition, Lucid’s competitors may make technical advances that render Lucid’s products obsolete. Lucid may be unable to respond to such technical advances.

Veris Health

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

Veris Health’s lead product, the Veris Cancer Care Platform, is a comprehensive digital cancer care platform with remote physiological data collection, symptom reporting, telehealth capability and electronic health record (“EHR”) integration. The platform offers enhanced personalized cancer care through the early detection of complications, reduced unplanned hospitalizations, the provision of longitudinal trends of physiological and clinical data, data-driven risk management tools, and increased patient and provider satisfaction. Cancer patients enrolled on the platform receive a VerisBox™ of Veris-branded connected health care devices which transmit physiologic data to the cloud-based clinician portal via embedded cellular connections. A complementary patient portal enables patients to report symptoms, as well as general health and quality of life parameters, to their cancer care team through the Veris patient smartphone app. The app also allows caretakers and family members to follow along on the patient’s cancer care journey. Veris is developing an implantable physiological monitor, designed to be implanted alongside a vascular access port, which will interface with the Veris Cancer Care Platform. The implantable monitor will further enhance the clinical and commercial value of the platform by providing remote physiologic data independent of patient compliance.

Market Opportunity

In 2024, approximately 2.0 million people in the U.S. were newly diagnosed with cancer, and cancer incidence in the U.S. is expected to continue to increase. Cancer patients face high rates of complications during the courses of their treatment which drive poor patient outcomes and healthcare costs. One driver of these issues is avoidable hospitalizations. We believe Veris Health’s offerings can help drive costs down and improve outcomes through providing care teams with better, more continuous data.

Based on the aforementioned cancer prevalence in the U.S. and our current business model, we believe Veris Health’s total addressable U.S. market opportunity exceeds $2 billion. In the future, we believe this will only expand through the implantable physiologic monitor, as well as other opportunities or enhancements Veris may pursue as resources permit, such as data commercialization, incorporating additional AI-based features and the expansion into other markets aside from oncology.

Commercialization/Sales

We are currently pursuing strategic partnerships with leading academic oncology systems, whereby we would become the exclusive digital health solution for these institutions’ oncology departments. To this end, Veris and The Ohio State University Comprehensive Cancer Center - The James Cancer Hospital and Solove Research Institute (OSUCCC – The James), a National Cancer Institute-Designated Comprehensive Cancer Center, executed a memorandum of understanding to implement a pilot program where cancer patients would be enrolled on the Veris Cancer Care Platform™. The pilot program was launched in June 2024, and has been extended through the end of March 2025. This collaboration represents a significant step forward in Veris Health’s commercialization strategy, allowing the company to demonstrate the value of its platform and gather data on its effectiveness in improving personalized cancer care.

Veris is continuing to pursue similar partnerships with other leading institutions. Veris has a software-as-a-service recurring-revenue business model, where it seeks to generate recurring revenue through oncology practice and hospital-based subscriptions. These entities pay monthly fees for each patient on the platform, through which they are able to derive revenues from remote physiologic monitoring (and, in the future, device implantation) under existing CPT codes. Veris also plans to build a commercialization model around the oncology data it is collecting, as resources permit. We have identified multiple potential use cases across a number of verticals, including clinical trials, commercial use cases, and as a means to improve patient care.

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

Regulatory

The Veris Cancer Care Platform qualifies as a Non-Device Clinical Decision Software (“CDS”) that is excluded from the definition of a medical device under the FDCA, as amended by the 21st Century Cures Act, and therefore is not subject to the FDA’s regulatory requirements for devices, as confirmed in the FDA’s Clinical Decision Support Software Guidance.

Veris Health is also developing an implantable cardiac monitor and is currently interacting with the FDA via pre-submission process, seeking agreement on regulatory strategy and required testing to seek clearance of the monitor. We plan to make our 510(k) submission for the implantable monitor, which could happen as early as late 2025, if and to the extent resources permit us to do so.

Competition

The U.S. market for cancer patient care is large. There are many existing competitors in the remote physiological monitoring space, some of which possess significantly greater financial and other resources and development capabilities than us. Our Veris Cancer Care Platform faces competition from other digital care platforms providing many of the same features, including EHR integration and remote patient monitoring capabilities. While we are not aware of other implantable physiologic monitors containing biologic sensors, our competitors may also be developing similar devices that have not yet been announced.

Incubator Program

On March 21, 2024, PAVmed announced that it had launched a wholly owned incubator, PMX, to complete development and commercialization of existing portfolio technologies, including PortIO, EsoCure and CarpX. Although PMX may seek to expand its portfolio with internal or externally sourced technologies in the future, its initial assets will include the following products:

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

CarpX

CarpX is a patented, single-use, disposable, minimally invasive surgical device for use in the treatment of carpal tunnel syndrome. CarpX is designed to allow the physician to relieve the compression on the median nerve without an open incision or the need for endoscopic or other imaging equipment, and therefore we believe it will be significantly less invasive than existing treatments. To use CarpX, the operator first advances a guidewire through the carpal tunnel under the ligament, and then advanced over the wire and positioned in the carpal tunnel under ultrasonic and/or fluoroscopic guidance. When the CarpX balloon is inflated it creates tension in the ligament positioning the cutting electrodes underneath it and creates space within the tunnel, providing anatomic separation between the target ligament and critical structures such as the median nerve. Radiofrequency energy is briefly delivered to the electrodes, rapidly cutting the ligament, and relieving the pressure on the nerve. We believe CarpX will be significantly less invasive than existing treatments.

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

Recent Developments

Business

EsoGuard Medicare Coverage

In November 2024, Lucid submitted to MolDx its complete clinical evidence package in support of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard. The EsoGuard clinical evidence package included six new peer-reviewed publications: three clinical validation studies (two in the intended use population, one case control), two clinical utility studies, and one analytical validation study. The current LCD provides clear coverage criteria consistent with the ACG guidelines for esophageal precancer testing. The package was submitted as part of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard.

NCCN Clinical Practice Guidelines Update

In March 2025, Lucid announced that a recent update to the National Comprehensive Cancer Network® (NCCN) Clinical Practice Guidelines in Oncology (NCCN Guidelines®) focused on Esophageal and Esophagogastric Junction Cancers (Version 1.2025) has added a new section on BE screening. The NCCN Guidelines® now reference professional society guidelines on BE screening, including the most recent ACG clinical guideline discussed above, which recommends non-endoscopic biomarker testing, such as EsoGuard performed on samples collected with EsoCheck, as an acceptable alternative to invasive upper endoscopy to detect esophageal precancer.

Clinical Study Publications

On March 18, 2025, Lucid announced that its ENVET-BE clinical utility study has been accepted for publication in Gastroenterology & Hepatology—the fifth peer-reviewed publication of clinical utility data for Lucid’s EsoGuard® Esophageal DNA Test, and the second to present findings from a real-world screening population. The manuscript, entitled “Enhancing the Diagnostic Yield of EGD for Diagnosis of Barrett’s Esophagus Through Methylated DNA Biomarker Triage,” demonstrates that confirmatory upper endoscopy (EGD) performed in EsoGuard-positive patients had a substantially higher diagnostic yield for detecting esophageal precancer (Barrett’s Esophagus or BE) than the expected yield of screening EGD alone in at-risk patients. The ENVET-BE study reviewed real-world data from a cohort of 199 EsoGuard-positive patients who completed confirmatory EGD. The overall positive diagnostic yield for BE was 2.4-fold higher than the expected yield of screening EGD alone, based on disease prevalence within an at-risk population. The yield was nearly three-fold higher in patients meeting American College of Gastroenterology (ACG) screening criteria.

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

Highmark Reimbursement Approval

On March 13, 2025, Lucid announced that Highmark Blue Cross Blue Shield, an independent licensee of the Blue Cross and Blue Shield Association, has issued a positive coverage policy for non-invasive screening of esophageal precancer and cancer in New York state. The new policy will cover EsoGuard in patients who meet established criteria for esophageal precancer testing consistent with professional society guidelines.

CWRU NIH Grant Related to EsoGuard and EsoCheck

On February 27, 2025, Lucid announced that principal investigators from CWRU and University Hospitals (“UH”), were awarded an $8 million National Institutes of Health (“NIH”) R01 grant to conduct a five-year clinical study designed to evaluate esophageal precancer detection using EsoCheck and EsoGuard among at-risk individuals without symptoms of chronic GERD. The study, “A Clinical Trial of Cancer Prevention by Biomarker Based Detections of Barrett’s Esophagus and Its Progression,” aims to evaluate the effectiveness of EsoCheck and EsoGuard in detecting esophageal precancer (Barrett’s Esophagus or BE) to prevent esophageal cancer (EAC) within a non-GERD at-risk population. To accomplish this aim, 800 patients without GERD symptoms who meet the AGA risk criteria for screening will be recruited across five participating research centers: University Hospitals, University of Colorado, Johns Hopkins University, University of North Carolina, and Cleveland Clinic.

Veris NIH Grant

On October 10, 2024, PAVmed announced that Veris has been awarded a $1.8 million grant from the National Institute on Minority Health and Health Disparities (NIMHD), an institute of NIH. The two-year grant will fund research to optimize and validate the Veris Cancer Care Platform for the needs of medically underserved cancer patients, in partnership with an academic cancer center. The research project, “Bridging the Gap: Enhancing Cancer Care for Underserved Populations with the Veris Health Cancer Care Platform,” will focus on patients facing language barriers, limited access to technology, and socioeconomic disparities.

Changes to Board Composition

Effective as of September 10, 2024, James L. Cox, M.D., and Joan B. Harvey resigned from the Company’s board of directors. Neither Dr. Cox’s nor Ms. Harvey’s resignation was due to any disagreement with the Company on any matter relating to its operations, policies or practices.

Also effective as of September 10, 2024, the Company’s board of directors appointed Sundeep Agrawal, M.D. as a Class B director. Prior to being appointed to the Company’s board of directors, Dr. Agrawal had entered into a strategic advisory agreement with the Company to provide certain M&A advisory services. Such agreement remains in effect. Pursuant to the agreement, Dr. Agrawal will receive a monthly consulting fee of $3,333. The agreement is terminable by the Company on 10 days’ written notice. Except for the foregoing, Dr. Agrawal has not engaged in any transactions with the Company that are required to be reported pursuant to Item 404(a) of Regulation S-K.

Intercompany Agreements with Lucid

On August 6, 2024, the Company and Lucid entered into a ninth amendment to the management services agreement between them (“MSA”) to increase the monthly fee thereunder from $0.83 million per month to $1.05 million per month, effective as of July 1, 2024. In addition, under the terms of our convertible debt (as amended as of January 17, 2025), we are required to elect that these payments be made in cash.

Veris Cancer Care Platform

On June 13, 2024, we announced that Veris and a National Cancer Institute-Designated Comprehensive Cancer Center launched a pilot program and has enrolled the first patients from such center in such program on the Veris Cancer Care Platform.

Financing

PAVmed/Veris Common Stock Offering

On February 18, 2025, the Company and Veris entered into subscription agreements (each, a “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase (the “Offering”) 2,574,350 shares of the Company’s common stock and pre-funded warrants to purchase 756,734 shares of the Company’s common stock (the “Pre-Funded Warrants”), at a purchase price of $0.7115 per share or warrant share (as applicable). In addition, Veris agreed to issue to each Investor approximately 0.2033 shares of Veris’ common stock for each share or warrant share (as applicable) purchased by such Investor, for an aggregate of 677,143 shares of Veris’ common stock. On February 21, 2025, the Company consummated the Offering, generating gross proceeds to the Company of $2.37 million. The proceeds of the offering will be used to resume development activities related to Veris’ implantable physiological monitor and for general working capital purposes.

The Subscription Agreement contains customary representations, warranties, covenants and indemnities of the Company and the Investors, as well as a covenant by the Company to provide the Investors with protection against subsequent equity raises by the Company or Veris at a lower purchase price (solely to the extent the Investors continue to hold the shares issued in the Offering), with such protection to be effected through the issuance of additional shares of Veris’ common stock. In addition, the Company (i) agreed to solicit the affirmative vote of its stockholders by no later than its next meeting of stockholders, which will be held no later than June 30, 2025, for approval, for the purposes of the rules of The Nasdaq Stock Market LLC (“Nasdaq”), of the issuance of all of the shares underlying the Pre-Funded Warrants, and to hold additional meetings quarterly thereafter to the extent such approval is not obtained, (ii) granted the Investors a 100% participation right in future offerings of equity securities of the Company or its majority-owned subsidiaries, subject to existing participation rights of the Company’s debt holder, and (iii) agreed not to incur, and not to permit its majority-owned subsidiaries to incur, any indebtedness until August 18, 2026, subject to certain exceptions. In accordance with the Subscription Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of the Company’s common stock issued in the Offering, including the shares underlying the Pre-Funded Warrants.

The Pre-Funded Warrants become exercisable upon the receipt of the stockholder approval described above, expire on February 18, 2030, and have an exercise price of $0.001 per share, subject to adjustment as described below. The Pre-Funded Warrants may be exercised for cash, or on a cashless basis. In the event the Pre-Funded Warrants are exercised on a cashless basis, the holder will be entitled to receive a number of shares of the Company’s common stock equal to (x) the excess of the market value of the Company’s common stock over the exercise price, multiplied by (y) the number of shares as to which the Pre-Funded Warrant is being exercised, divided by (z) the market value of the Company’s common stock. The exercise price and number and type of securities or other property issuable on exercise of the Pre-Funded Warrants may be adjusted in certain circumstances, including in the event of a stock split or combination, stock dividend, or a recapitalization, reorganization, merger or similar transaction. In addition, a holder of the Pre-Funded Warrants will be entitled to participate in rights offerings or pro rata distributions by the Company. However, there will be no adjustment for issuances of shares of common stock at a price below the exercise price.

The lead investor in the Offering also agreed with the Company that it would, with respect to the election of the Company’s directors, vote its shares of the Company’s common stock (including those exercisable in respect of their Pre-Funded Warrants) in accordance with the Company’s board’s recommendations.

Nasdaq Compliance with Stockholders’ Equity Continued Listing Standard

On February 14, 2025, the Company received a notification letter from the Nasdaq Listing Qualifications Department, stating that the Company had regained compliance with the Nasdaq continued listing standard under Nasdaq Listing Rule 5550(b)(1), which requires, among other things, that the Company maintain at least $2.5 million in stockholders’ equity.

As previously disclosed, on March 7, 2024, the Company received a notice from the Nasdaq Listing Qualifications Department stating that, for the prior 30 consecutive business days (through March 6, 2024), the market value of the Company’s listed securities had been below the minimum of $35 million required for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). The Company did not regain compliance with the rule during the time period originally allotted under Nasdaq rules. Accordingly, the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), which took place on October 29, 2024. On November 8, 2024, the Panel granted the Company an extension, until January 31, 2025, to regain compliance with the Nasdaq continued listing standards under Nasdaq Listing Rule 5550(b)(1), in lieu of Nasdaq Listing Rule 5550(b)(2).

The Company achieved compliance through (1) the exchange of secured convertible notes with a principal amount outstanding of $22.3 million for shares of Series C convertible preferred stock, par value $0.001 (the “Series C Preferred Stock”), which was consummated on January 17, 2025, (2) the issuance of additional shares of Series C Preferred Stock for an aggregate purchase price of $2.653 million, which was consummated on January 24, 2025, and (3) a reduction in operating expenses as a result of the Company’s completed deconsolidation of Lucid from its balance sheet, each of which transactions was previously disclosed and is outlined in more detail below. As a result, the Company met the terms of the Panel’s decision.

Series C Preferred Stock Debt Exchange; Amendments to September 2022 Convertible Note. Under a Securities Purchase Agreement dated March 31, 2022, the Company issued a Senior Secured Convertible Note dated April 4, 2022, referred to herein as the “April 2022 Senior Convertible Note”, and a Senior Secured Convertible Note dated September 8, 2022, referred to herein as the “September 2022 Senior Convertible Note”.

On November 15, 2024, the Company entered into an Exchange Agreement (the “Debt Exchange Agreement”) with the holder (the “Holder”) of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note. The Debt Exchange Agreement provided for the exchange of $22.3 million in principal amount of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note and interest thereon for 22,347 shares of Series C Preferred Stock.

On January 17, 2025, after satisfaction of all conditions to closing the Exchange, the parties consummated the Exchange. Following consummation of the Exchange, the April 2022 Senior Convertible Note was satisfied in full, and the outstanding principal balance of the remaining September 2022 Senior Convertible Note was approximately $6.6 million.

Under the Debt Exchange Agreement discussed above, effective as of consummation on the Exchange as of January 17, 2025, the Company also agreed to certain amendments and modifications to the September 2022 Convertible Note, including, without limitation, that the conversion price thereunder was reset to $1.068; that the maturity date was extended to December 31, 2025; that any change of control or disposition by the Company of its shares of Lucid common stock would require the prior written consent of the Required Holders (as defined in the September 2022 Convertible Note); certain other terms and conditions regarding payments under the MSA and the application of the same (including that all MSA payments from Lucid must be made in cash); that the Company waives its right to redeem the September 2022 Convertible Note so long as any shares of Series C Preferred Stock are outstanding; that the Holder waives, until December 31, 2025, the financial covenants under the September 2022 Convertible Note requiring that (i) the amount of the Company’s available cash equal or exceed $8.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the September 2022 Convertible Note, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that the Company’s market capitalization shall at no time be less than $75 million; and that so long as any shares of Series C Preferred Stock remain outstanding, the Holder will be entitled to exchange all, or any portion, of the September 2022 Convertible Note (including any interest that would accrue thereon through the maturity date thereof) into shares of Lucid common stock held by the Company, at an exchange price per share of Lucid common stock equal to $0.85 per share (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events), subject to certain beneficial ownership limitations.

The key terms of the Series C Preferred Stock can be found on Exhibit 4.1 to this Form 10-K.

Series C Preferred Stock Security Purchase Agreement. On November 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series C Securities Purchase Agreement”) with the Holder. The Series C Securities Purchase Agreement provides for the purchase of 2,653 shares of Series C Preferred Stock at a price of $1,000 per share, with the purchase price to be satisfied through the cancellation of $2.6 million of certain unsecured debt obligations owed by the Company to the Holder (the “Purchase”).

On January 24, 2025, after satisfaction of all conditions to closing the Purchase, the parties consummated the Purchase.

Lucid Deconsolidation. On September 10, 2024, the Company determined that Lucid and its subsidiaries will be deconsolidated from the Company’s financial statements as of September 10, 2024, as a result of the changes in the composition of the Company’s board of directors discussed above, in combination with the Company ceasing to have control over a majority of the voting power of Lucid. As a result of these events, the Company is considered to cease to have control over Lucid for the purposes of U.S. generally accepted accounting principles, even though it continues to own, and has not disposed any of its, 31,302,444 shares of common stock of Lucid.

Nasdaq Notice of Noncompliance with the Minimum Bid Price Requirement

On January 23, 2025, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days (through January 22, 2025), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until July 22, 2025) to regain compliance. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days. The notification letter also stated that, in the event the Company does not regain compliance within the initial 180-day period, the Company may be eligible for an additional 180-day period. If the Company is not eligible for the additional 180-day period, or if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, the Nasdaq Listing Qualifications Department will provide notice after the end of the initial 180-day period that the Company’s securities will be subject to delisting. The Nasdaq notification has no effect at this time on the listing of the Company’s common stock or Series Z warrants, and the common stock and Series Z warrants will continue to trade uninterrupted under the symbol “PAVM” and “PAVMZ,” respectively.

2014 Long-Term Incentive Plan

In January 2025, the Company accepted from employees the voluntary forfeiture of approximately 494,202 of previously granted Company stock options, each with an exercise price greater than $4.00 per share and collectively with a weighted average exercise price of $23.38 per share. None of the forfeitures were from Section 16 officers or board members.

Authorized Share Increase

On January 15, 2025, the Company received shareholder approval to amend its certificate of incorporation, as amended, to increase the total number of shares of common stock the Company is authorized to issue by 200 million shares from 50 million shares to 250 million shares. An amendment effecting such change was filed with the Secretary of State of Delaware on January 15, 2025.

Lucid Diagnostics — Registered Direct Offering

On March 5, 2025, Lucid closed on the sale of 13,939,331 shares of its common stock, pursuant to its previously announced offering of shares of common stock at a price of $1.10 per share (the “Lucid Offering”).

The net proceeds of the Lucid Offering, after deducting the estimated placement agent’s fees and other expenses of the Lucid Offering, was approximately $14.5 million. Lucid intends to use the net proceeds from the Lucid Offering for working capital and other general corporate purposes.

In connection with the Lucid Offering, Lucid suspended its “at the market offering” program. In November 2022, Lucid entered into a Controlled Equity Offering℠ Sales Agreement (the “Lucid Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”). Pursuant to the Sales Agreement, from time to time, Lucid may offer and sell shares of its common stock to or through Cantor, acting as sales agent or principal. Sales of Lucid’s common stock by Cantor, if any, under the Sales Agreement may be made by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act (the “Lucid ATM Offering”). Lucid filed a prospectus supplement dated December 6, 2022 (the “Lucid ATM Prospectus Supplement”), for the offer and sale of shares of its common stock having an aggregate offering price of up to $6,500,000 in the Lucid ATM Offering. Effective as of March 4, 2025, Lucid terminated the Lucid ATM Prospectus Supplement. Lucid will not make any sales of common stock in the Lucid ATM Offering unless and until a new prospectus or prospectus supplement is filed. Other than the termination of the Lucid ATM Prospectus Supplement, the Lucid Sales Agreement remains in full force and effect.

Lucid Diagnostics — Debt Refinancing

On November 22, 2024, Lucid closed on the sale of $21.975 million in principal amount of 12.0% Senior Secured Convertible Notes due 2029 (collectively, the “Lucid 2024 Convertible Notes”), in a private placement, to certain accredited investors (the “Lucid 2024 Note Investors”). The sale of the Lucid 2024 Convertible Notes was completed pursuant to the terms of the previously disclosed Securities Purchase Agreement, dated as of November 12, 2024 (the “Lucid 2024 SPA”), between Lucid and the Lucid 2024 Note Investors. Lucid realized gross proceeds of $21.95 million and, after giving effect to the repayment in full of the Lucid 2023 Convertible Note (as defined below), net proceeds of $18.3 million from the sale of the Lucid 2024 Convertible Notes.

Lucid used a portion of the proceeds from the sale of the Lucid 2024 Convertible Notes to repay the Senior Convertible Note (the “Lucid 2023 Convertible Note”) issued pursuant to that certain Securities Purchase Agreement, dated as of March 13, 2023. Pursuant to the terms of the Lucid 2023 Convertible Note, on November 22, 2024, Lucid redeemed the Lucid 2023 Convertible Note by paying the contractual redemption price of approximately $3.7 million.

PAVmed Inc. ATM Facility

In December 2021, we entered into an “at-the-market offering” for up to $50 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor. In March 2023, the “at-the-market offering” became subject to General Instruction I.B.6 of Form S-3, which limits sales of our securities under this instruction in any 12-month period to one-third of the aggregate market value of our public float (unless our public float rises to $75 million or more, in which case the instruction will cease to apply). As a result of this limitation and our then-current public float, in May 2023, we amended our “at-the-market offering” to cover up to an additional $18 million of our common stock. In the year ended December 31, 2024, the Company sold 1,032,298 shares through its at-the-market equity facility for net proceeds of approximately $1.3 million, after payment of 3% commissions. Subsequent to December 31, 2024, as of March 20, 2025, the Company sold 1,210,704 shares through their at-market equity facility for net proceeds of approximately $0.8 million, after payment of 3% commissions.

Intellectual Property

Our business will depend on proprietary medical device and diagnostic technologies to commercialize. We own or have the right to use intellectual property rights, such as patents, trademarks, copyrights, trade secrets and know-how, pertaining to our EsoCheck and EsoGuard technology, our Veris technology and our EsoCure, CarpX and PortIO products, among other technologies and products.

We intend to vigorously protect our proprietary technologies’ intellectual property rights in patents, trademarks and copyrights, as available through registration in the United States and internationally. Patent protection and other proprietary rights are thus essential to our business. We currently have applied for, license or own 55 domestic and foreign patents across 11 families of products, including patents protecting our EsoCheck, EsoGuard and Veris technology. Each of the technologies noted below is protected by multiple families. The date the patents protecting certain of our owned and licensed technology will first begin to expire is as set forth in the table below (although currently pending patent applications, both foreign and domestic, provide protection beyond such date in each instance). For EsoGuard, additional patents have been issued that offer protection until at least 2037.

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

To request marketing authorization by means of a 510(k) clearance, we must submit a pre-market notification demonstrating the proposed device is substantially equivalent to another currently legally marketed medical device, has the same intended use, and is as safe and effective as a currently legally marketed device and does not raise different questions of safety and effectiveness than does a currently legally marketed device. 510(k) submissions generally include, among other things, a description of the device and its manufacturing, device labeling, medical devices to which the device is substantially equivalent, safety and biocompatibility information, and the results of performance testing. In some cases, a 510(k) submission must include data from human clinical studies. Marketing may commence only when the FDA issues a clearance letter finding substantial equivalence. After a device receives 510(k) clearance, any product modification that could significantly affect the safety or effectiveness of the product, or would constitute a significant change in intended use, requires a new 510(k) clearance or, if the device would no longer be substantially equivalent, would require PMA, or possibly, a de novo pathway under section 513(f)(2) of the FDCA. In addition, any additional claims the Company wished to make at a later date may require a PMA. If the FDA determines the product does not qualify for 510(k) clearance, they will issue a Not Substantially Equivalent (“NSE”) letter, at which point the Company must submit and the FDA must approve a PMA or issue premarket clearance using the de novo before marketing can begin.

In 1997, the Food and Drug Administration Modernization Act (“FDAMA”) added the de novo classification pathway under section 513(f)(2) of the FDCA, establishing an alternate pathway to classify new devices into Class I or II that had automatically been placed in Class III after receiving an NSE determination in response to a 510(k) submission. In this process, a sponsor who receives an NSE determination may, within 30 days of receiving notice of the NSE determination, request FDA to make a risk-based classification of the device under section 513(a)(1) of the Act.

In 2012, section 513(f)(2) of the FDCA was amended by section 607 of the Food and Drug Administration Safety and Innovation Act (“FDASIA”), to provide a second option for de novo classification. In this second pathway, a sponsor who determines there is no legally marketed device upon which to base a determination of substantial equivalence may request FDA to make a risk-based classification of the device under section 513(a)(1) of the Act without first submitting a 510(k).

During the review of a 510(k) submission, the FDA may request more information or additional studies and may decide the indications for which we seek approval or clearance should be limited. In addition, laws and regulations and the interpretation of those laws and regulations by the FDA may change in the future. We cannot foresee what effect, if any, such changes may have on us.

Clinical Trials of Medical Technology

One or more clinical trials may be necessary to support an FDA submission. Clinical studies of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements. If an investigational device could pose a significant risk to patients, the sponsor company must submit an Investigational Device Exemption (“IDE”) application to the FDA prior to initiation of the clinical study. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing it is safe to test the device on humans and the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company the investigation may not begin. Clinical studies of investigational devices may not begin until an institutional review board (“IRB”) has approved the study.

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

Manufacturing cGMP Requirements

Manufacturers of medical devices are required to comply with FDA manufacturing requirements contained in the FDA’s current Good Manufacturing Practices (“cGMP”) set forth in the quality system regulations promulgated under section 520 of the FDCA. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or in product withdrawal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval. We expect to use contract manufacturers to manufacture our products for the foreseeable future we will therefore be dependent on their compliance with these requirements to market our products. We work closely with our contract manufacturers to assure our products are in strict compliance with these regulations.

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

Environmental

The cost of compliance with federal, state and local provisions related to the protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in the years ended December 31, 2024 and 2023.

Employees

As of March 20, 2025 we had 39 employees (all of whom were full-time employees), inclusive of our executive officers — our Chairman of the Board of Directors and Chief Executive Officer (“CEO”), our President and Chief Financial Officer (“CFO”), our Chief Operating Officer (“COO”), and our General Counsel and Secretary (“General Counsel”). No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:

Risks Related to Financial Position and Capital Resources

●	We have incurred operating losses since our inception and may not be able to achieve profitability.
●	We have concluded there is substantial doubt of our ability to continue as a going concern and our independent registered public accounting firm’s report on our financial statements contains an explanatory paragraph describing our ability to continue as a going concern.
●	We have faced significant challenges raising capital under the current market conditions, and therefore are highly dependent on the ability of each of our subsidiaries to raise capital to fund its own and our operations.
●	There can be no assurance that our common stock will continue to trade on the Nasdaq Capital Market or another national securities exchange.
●	Our subsidiary Lucid may issue shares of its common and/or preferred stock in the future, and the holder of our convertible debt may exchange such debt for our shares of Lucid common stock. These events could reduce the percentage equity interest of PAVmed in Lucid. and thereby reduce its influence over matters subject to a shareholder vote and otherwise adversely affect your investment in PAVmed.
●	Servicing our indebtedness may require a significant amount of cash, and the restrictive covenants contained in the documents that govern our indebtedness and preferred stock could adversely affect our business plan, liquidity, financial condition, and results of operations.
●	The accounting method for convertible debt securities that may be settled in cash, such as the September 2022 Senior Convertible Note, could have a material effect on our reported financial results.

Risks Associated with Our Business

●	We will need substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, eliminate or abandon growth initiatives or product development programs.
●	The markets in which we operate are highly competitive, and we may not be able to effectively compete against other providers of medical devices, particularly those with greater resources.
●	We have finite resources, which may restrict our success in commercializing our current products and other products we may develop, and we may be unsuccessful in entering into or maintaining third-party arrangements to support our internal efforts.
●	If we are unable to deploy and maintain effective sales, marketing and medical affairs capabilities, we will have difficulty achieving market awareness and selling our tests and other products.
●	Our products may never achieve market acceptance.
●	Recommendations, guidelines and quality metrics issued by various organizations may significantly affect payors’ willingness to cover, and healthcare providers’ willingness to prescribe, our products.
●	We or our third-party manufacturers may not have the manufacturing and processing capacity to meet the production requirements of clinical testing or consumer demand in a timely manner.
●	If demand for our EsoGuard test grows, we may lack adequate facility space and capabilities to meet increased processing requirements. Moreover, if these or any future facilities or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business could be materially harmed.
●	We may make investments in products we have not yet developed, and those investments may not be realized.
●	We may not obtain the expected benefits of the incubator financing structure and may incur additional costs.
●	Our products and services may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
●	Our products and services may cause serious adverse side effects or even death or have other properties that could delay or prevent their regulatory approval, limit the commercial desirability of an approved label or result in significant negative consequences following any marketing approval.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
●	We may not be able to protect or enforce our intellectual property rights, which could impair our competitive position.
●	We may be subject to intellectual property infringement claims by third parties which could be costly to defend, divert management’s attention and resources, and may result in liability.
●	Competitors may violate our intellectual property rights, and we may bring litigation to protect and enforce our intellectual property rights, which may result in substantial expense and may divert our attention from implementing our business strategy.
●	Our business may suffer if we are unable to manage our growth.
●	Our ability to be successful will be totally dependent upon the efforts of our key personnel.
●	Our officers and directors have fiduciary obligations to other companies and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business.
●	Failure in our information technology or storage systems could significantly disrupt our operations and our research and development efforts, which could adversely impact our revenues, as well as our research, development and commercialization efforts.
●	We may become the subject of various claims, threats of litigation, litigation or investigations which could have a material adverse effect on our business, financial condition, results of operations or price of our common stock.

Risks Associated with Healthcare Regulation, Billing and Reimbursement, and Product Safety and Effectiveness

●	If private or governmental third-party payors do not maintain reimbursement for our products at adequate reimbursement rates, we may be unable to successfully commercialize our products which would limit or slow our revenue generation and likely have a material adverse effect on our business.
●	FDA has proposed a policy under which it would phase out its general enforcement discretion approach for LDTs so that IVDs manufactured at a laboratory would generally fall under the same enforcement approach as other IVDs. While we are confident that the proposed policy will not have a material impact on our business, there can be no assurance that will be the case.
●	Any future products or services we may develop may not be approved for sale in the U.S. or in any other country. In order to obtain approval, we may need to conduct clinical trials necessary to support a FDA 510(k) notice or PMA application will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.
●	The results of the Company’s clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects.
●	Even if we receive regulatory approval for any product we may develop, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
●	Healthcare reform measures, including those targeting Medicare or Medicaid, could hinder or prevent our products’ commercial success.
●	If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
●	The Company’s medical products may in the future be subject to product recalls that could harm its reputation, business and financial results.
●	If the Company’s medical products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
●	If the Company is found to be promoting the use of its devices for unapproved or “off-label” uses or engaging in other noncompliant activities, the Company may be subject to recalls, seizures, fines, penalties, injunctions, adverse publicity, prosecution, or other adverse actions, resulting in damage to its reputation and business.

Risks Associated with Ownership of Our Common Stock

●	We may issue shares of our common and /or preferred stock in the future which could reduce the equity interest of our stockholders and might cause a change in control of our ownership.
●	The holder of our convertible debt and the holder of our Series C Preferred Stock have certain rights with respect to the shares in Lucid Diagnostics that we own, which may have a material impact on the return on any investment in shares of our common stock.
●	Our management and their affiliates control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.
●	A robust public market for our common stock may not be sustained, which could affect your ability to sell our common stock or depress the market price of our common stock.
●	Our stock price may be volatile, and purchasers of our securities could incur substantial losses.
●	Our outstanding warrants and other convertible securities may have an adverse effect on the market price of our common stock and the value of your investment in us.
●	We do not intend to pay any cash dividends on our common stock at this time.
●	We have made distributions of shares of Lucid common stock to our shareholders in the past, but there is no assurance we will do so in the future.
●	We are subject to evolving corporate governance and public disclosure expectations and regulations that impact compliance costs and risks of noncompliance.
●	We incur significant costs as a result of our and Lucid Diagnostics operating as a public company, and our management will be required to devote substantial time to compliance initiatives.
●	If we experience material weaknesses in our internal control over financial reporting in the future, our business may be harmed.
●	If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Risks Related to Financial Position and Capital Resources

We have incurred operating losses since our inception and may not be able to achieve profitability.

We have incurred net losses since our inception.

To date, since our inception in June 2014, we have financed our operations principally through issuances (by us or by our subsidiaries) of common stock, preferred stock, warrants, and debt, in both private placements and public offerings of our securities. Our ability to generate sufficient revenue from any of our products in development, and to transition to profitability and generate consistent positive cash flows is dependent upon factors that may be outside of our control. While we have taken steps to reduce operating expenses, we expect to continue to incur operating expenses in excess of our revenues as we continue to maintain our commercial infrastructure, develop, enhance and commercialize products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future.

We have concluded there is substantial doubt of our ability to continue as a going concern and our independent registered public accounting firm’s report on our financial statements contains an explanatory paragraph describing our ability to continue as a going concern.

In our December 31, 2024 consolidated financial statements, we have concluded and stated that our recurring losses from operations, recurring cash flows used in operations and the requirement that we will need to raise additional capital in order to fund our ongoing operations beyond March 2026 raise substantial doubt regarding our ability to continue as a going concern. Additionally, our independent registered public accounting firm’s report on our consolidated financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our plans to address this going concern risk include pursuing further financings at PAVmed in addition to the recently completed Series C Preferred Stock Debt Exchange and the PAVmed and Veris Common Stock Offering (we recently raised over $2.4 million in such offering) and pursuing additional offerings of debt and/or equity securities. The consolidated financial statements do not include any adjustments that might result from our inability to consummate such offerings or our ability to continue as a going concern. Moreover, there is no assurance if we consummate additional offerings, we will raise sufficient proceeds in such offerings to pay our financial obligations as they become due. These factors raise substantial doubt about our ability to continue as a going concern.

We have faced significant challenges raising capital under the current market conditions, and therefore are highly dependent on the ability of each of our subsidiaries to raise capital to fund its own and our operations.

Due to challenging market conditions, we have found it difficult to raise capital directly into PAVmed (notwithstanding our recent $2.37 million capital raise at PAVmed). As a result, we have become highly dependent on the ability of each of our subsidiaries to raise capital to fund their own operations. There is no assurance that our subsidiaries will be able to raise capital as needed to fund its operations, or that any of them will be able to do so on commercially reasonable terms. Accordingly, the failure of any of our subsidiaries to raise the capital it needs to fund its operations, could have a material adverse effect on the portion of our business related to such subsidiary.

In addition, because of the challenges PAVmed has faced in terms of raising capital, we are highly dependent on our subsidiaries, including Lucid Diagnostics, as resources for funding our operations (notably, PAVmed may elect that Lucid Diagnostics satisfy its obligations under our management services agreement through cash payment and, under the terms of our outstanding convertible debt, we are required to elect to receive such payments in cash). In addition, under the terms of our outstanding convertible debt, if the price per share of our common stock is less than the $1.068 conversion price of our Series C Preferred Stock, we are required to reserve 50% of all management services agreement fees we receive, unless the holder of our debt waives such requirement (which it has through March 31, 2025). If Lucid Diagnostics is unable to continue to make any such cash payments we elect to receive, or if we are so required to reserve 50% of the management services agreement fees we receive, or if Lucid Diagnostics determines to terminate the management services agreement (i.e., because it retains its own management team to oversee its operations), and PAVmed is unable to raise sufficient capital itself, it may not have sufficient capital to fund its operations, which in turn could have a material adverse effect on our business.

If we are successful in raising capital through our subsidiaries, such transaction would dilute PAVmed’s (and accordingly, our shareholders’) interest in such subsidiaries, which in turn could reduce the proceeds available to PAVmed (and its shareholders) upon any disposition or liquidation of such subsidiaries. In addition, the terms of any such investment into our subsidiaries could contain covenants and other restrictions that impair PAVmed’s control over such subsidiaries or the manner in which such subsidiaries operate.

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

The Company currently is (and from time to time in the recent past, the Company has been) out of compliance with the standards and requirements for continued listing on Nasdaq.

Most recently, on January 23, 2025, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days (through January 22, 2025), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until July 22, 2025) to regain compliance. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days. The notification letter also stated that, in the event the Company does not regain compliance within the initial 180-day period, the Company may be eligible for an additional 180-day period. If the Company is not eligible for the additional 180-day period, or if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, the Nasdaq Listing Qualifications Department will provide notice after the end of the initial 180-day period that the Company’s securities will be subject to delisting. In any event, there can be no assurance that the Company will be able to regain compliance by the current or any extended deadline, in which case, the Company’s stock would be delisted.

If we were delisted, that could have a material adverse effect on your investment in the Company, including without limitation by substantially reducing the liquidity of our common stock, and by further limiting our access to capital markets for fundraising.

Our subsidiary Lucid may issue shares of its common and/or preferred stock in the future, and the holder of our convertible debt may exchange such debt for our shares of Lucid common stock. These events could reduce the percentage equity interest of PAVmed in Lucid. and thereby reduce its influence over matters subject to a shareholder vote and otherwise adversely affect your investment in PAVmed.

As of the date hereof, if the maximum amount of common stock underlying Lucid’s outstanding convertible securities were issued (including shares of Lucid common stock issued as a dividend thereon), the percentage of shares of Lucid common stock held by PAVmed would be reduced from approximately 34% to approximately 18%. This reduced percentage would be further diluted in the event of future convertible debt or stock issuances by Lucid or by issuances under Lucid’s long-term incentive plan and employee stock purchase plan. While PAVmed still has a significant ownership interest in Lucid in such event, the more its interest in Lucid is diluted, the less influence it will have on matters requiring shareholder approval, including the election of Lucid’s board of directors.

In addition, so long as any shares of our Series C Preferred Stock remain outstanding, the holder of the September 2022 Senior Convertible Note may elect to exchange any or all of such debt for the shares of Lucid Diagnostics we own at an exchange price of $0.85 per share, as of the date hereof, which would further reduce our ownership from the 18% to 13% (and as of March 20, 2025, the closing bid price of a share of Lucid Diagnostics’ common stock was $1.57).

If PAVmed’s ownership interest in Lucid declines, PAVmed may no longer be deemed to primarily control Lucid for the purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”). In such event, the securities of Lucid held by PAVmed would no longer be excluded under certain tests used to determine whether PAVmed is deemed to be an investment company under the Investment Company Act. PAVmed still could claim that it otherwise does not meet the definition of an investment company, or that it qualifies for an exemption therefrom, but there can be no assurance that any such claim would be tenable or any such exemption would be available.

If PAVmed was deemed to be an investment company, it could seek to rely on the temporary exemption for transient investment companies. If it was not able to rely on such exemption, or the period for relief under such exemption expired and PAVmed was still deemed to be an investment company, PAVmed could be forced to register as an investment company and comply with substantive requirements under the Investment Company Act, including limitations on its ability to borrow, limitations on its capital structure, restrictions on acquisitions of interests in associated companies, prohibitions on transactions with affiliates, restrictions on specific investments, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations. If PAVmed were forced to comply with the Investment Company Act, its operations would significantly change, and it would be prevented from successfully executing its business strategy. If PAVmed was forced to sell assets to avoid regulation under the Investment Company Act, it also could be prevented from successfully executing its business strategy.

Servicing our indebtedness may require a significant amount of cash, and the restrictive covenants contained in the documents that govern our indebtedness and preferred stock could adversely affect our business plan, liquidity, financial condition, and results of operations.

We and our subsidiaries may be required to repay or redeem, or to pay interest on, the September 2022 Senior Convertible Note or any future permitted indebtedness incurred by us or our subsidiaries, in cash. Despite our right to pay the interest and principal balance of the September 2022 Senior Convertible Note by issuing shares of our common stock, we may be required to repay such indebtedness in cash, if we do not meet certain customary equity conditions (including minimum price and volume thresholds) or in certain other circumstances. For example, we may be required to repay the outstanding principal balance and accrued but unpaid interest, along with a premium, upon the occurrence of certain changes of control or an event of default.

Our ability to make payments of the principal of, to pay interest on, or to redeem our indebtedness in cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We have not generated material revenue from operations to date, and our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. In addition, the September 2022 Senior Convertible Note contains, and any future indebtedness may contain, restrictive covenants, including financial covenants. These payment obligations and covenants could have important consequences on our business. In particular, they could:

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

The debt service requirements of any other permitted indebtedness we incur or issue in the future, as well as the restrictive covenants contained in the governing documents for any such indebtedness, could intensify these risks. For example, from time to time since the date of issuance of the September 2022 Convertible Note, the Company was not in compliance with certain financial covenants thereunder. The holders of such notes agreed to waive any such non-compliance through December 31, 2025. There is also no assurance that the holders will be willing to waive any future non-compliance with this or any other provision under the September 2022 Senior Convertible Note, or if they are willing to do so, if the terms on which they are so willing will be acceptable to us.

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

The terms of our Series C Preferred Stock also include covenants substantially similar to those in the documentation that governs our outstanding indebtedness, and accordingly, those covenants (and our failure to be in compliance with the same) could have the same important consequences on our business.

In addition, Lucid may be required to repay or redeem at maturity in 2029 (or sooner, upon the occurrence of certain changes of control or an event of default), or to pay interest on, the November 2024 Senior Convertible Notes or any future permitted indebtedness incurred by it or its subsidiaries, in cash. Such payment obligations could have the same important consequences on its business, and these debt service requirements or any debt service requirements in respect of any other permitted indebtedness Lucid may incur or issue in the future, as well as the restrictive covenants contained in the governing documents for any such indebtedness, could intensify these risks.

The accounting method for convertible debt securities that may be settled in cash, such as the September 2022 Senior Convertible Note, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or “ASC 470-20.” Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the September 2022 Senior Convertible Note) that may be settled entirely or partially in cash in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the September 2022 Senior Convertible Note is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the September 2022 Senior Convertible Note. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the September 2022 Senior Convertible Note to their face amount over the term of the September 2022 Senior Convertible Note. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, and the market price of our common stock.

In addition, under certain circumstances, convertible debt instruments (such as the September 2022 Senior Convertible Note) that may be settled entirely or partially in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the September 2022 Senior Convertible Note are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the September 2022 Senior Convertible Note exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of our common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the September 2022 Senior Convertible Note, then our diluted earnings per share would be adversely affected.

Risks Associated with Our Business

We will need substantial additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, eliminate or abandon growth initiatives or product development programs.

Notwithstanding that we were recently able to raise capital directly into PAVmed and that we believe we have sufficient access to capital (including under our management services agreement with Lucid Diagnostics) to maintain our current level of business activity, we intend to raise additional capital, likely through each of our subsidiaries, to support any business growth. Because we have not generated substantial revenue or cash flow to date, unless we are able to generate substantial revenue in the near-term (which we do not anticipate being able to do), we will require additional funds to:

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

Lucid currently has adequate capacity to process EsoGuard tests, based on current test volumes. If demand for the EsoGuard test outstrips this capacity, and we fail to add additional equipment and staff, or complete, or timely complete, an expansion of Lucid’s available laboratory facilities, it may significantly delay EsoGuard processing times and limit the volume of EsoGuard tests Lucid can process, which may adversely affect our business, financial condition and results of operation. In addition, our financial condition may be adversely affected if they are unable to complete these expansion projects on budget and otherwise on terms and conditions acceptable to us. Finally, our financial condition will be adversely affected if demand for our products and services does not materialize in line with our current expectations and if, as a result, we end up building excess capacity that does not yield a reasonable return on our investment.

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

We believe that the incubator financing structure will provide us with future benefits. These expected benefits are not guaranteed and may not be obtained if market conditions or other circumstances prevent us from taking advantage of the investment, financing and structuring flexibility we expect to gain as a result of the incubator financing structure (to date, we have been unsuccessful in our efforts to raise capital through this structure). If we fail to achieve some or all of the expected benefits of our incubator financing structure, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. The implementation of our incubator financing structure also may result in substantial direct costs, which are expected to consist primarily of attorneys’ fees and accountants’ fees, as well as loss of certain efficiencies. Moreover, the incubator financing structure may not fully insulate the liabilities of our subsidiaries from each other or from PAVmed, especially if we do not observe the requisite corporate formalities or adequately capitalize PAVmed or its subsidiaries.

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

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business. These factors include:

●	varying practices of the regulatory, tax, judicial and administrative bodies in the U.S. and other jurisdictions where we operate;
●	potentially burdensome taxation and changes in domestic and foreign tariffs;
●	challenges associated with cultural differences, languages and distance;
●	differences in clinical practices, needs, products, modalities and preferences;
●	longer payment cycles in some countries;
●	credit risks of many kinds;
●	legal and regulatory differences and restrictions;
●	currency exchange fluctuations;
●	foreign exchange controls that might prevent us from repatriating cash earned in certain countries;
●	political and economic instability and export restrictions;
●	variability in sterilization requirements for multi-usage surgical devices;
●	potential adverse tax consequences;
●	higher cost associated with doing business internationally;
●	challenges in implementing educational programs required by our approach to doing business;
●	negative economic developments in economies around the world and the instability of governments, including the threat of war, terrorist attacks, epidemic or civil unrest;
●	adverse changes in laws and governmental policies, especially those affecting trade and investment;
●	health epidemics and /or pandemics, such as the COVID-19 pandemic, epidemics resulting from the Ebola virus, or the enterovirus, or the avian influenza virus, or the pandemic resulting from a novel strain of a coronavirus designated “Severe Acute Respiratory Syndrome Coronavirus 2” - or “SARS-CoV-2”, which may adversely affect our workforce as well as our local suppliers and customers;
●	import or export licensing requirements imposed by governments;
●	differing labor standards;
●	differing levels of protection of intellectual property; and
●	the threat that our operations or property could be subject to nationalization and expropriation.

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

Despite our initiative to establish a robust cash pay program, successful commercialization of Lucid’s EsoGuard test and EsoCheck device, and of any other product or service we develop, license or acquire depends, in large part, on the availability of adequate reimbursement from private or governmental third-party payors.

EsoGuard’s PLA code 0114U has been granted “gapfill” determination through the CMS CLFS process, allowing us to engage directly with Medicare Administrative Contractor (“MAC”) Palmetto GBA, whose Molecular Diagnostics Program (“MolDx”) performs technical assessment of molecular diagnostic tests on behalf of itself and other MACs. Although CMS granted EsoGuard final Medicare payment determination of $1,938.01, effective January 1, 2021, we have not received a final Medicare local coverage determination from MolDx. Most recently, in May 2023, a final Local Coverage Determination (“LCD”) L39256, entitled “Molecular Testing for Detection of Upper Gastrointestinal Metaplasia, Dysplasia, and Neoplasia” became effective on the CMS website by MAC Palmetto GBA. (A substantially identical LCD was published by Noridian Healthcare Solutions, the MAC whose geographic jurisdiction covers our CLIA laboratory in Lake Forest, CA.) The LCD outlines criteria for future coverage that MolDX expects upper gastrointestinal precancer and cancer molecular diagnostic tests to meet. These criteria include active GERD with at least two risk factors, as well as evidence of analytic validity, clinical validity, and clinical utility. Although the LCD indicated that it found that no currently existing test has fulfilled all these criteria, it indicated that it will “monitor the evidence and may revise this determination based on the pertinent literature and society recommendations.” In November 2024, we announced that we submitted to MolDx our complete clinical evidence package in support of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard. However, there can be no assurance that MolDx will determine that EsoGuard meets the criteria for coverage as specified in the LCD. If Lucid is not granted coverage, or if a determination is substantially delayed, that could have a material adverse effect on Lucid’s ability to commercialize EsoGuard.

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

On May 6, 2024, the FDA issued a final rule aimed at helping to ensure the safety and effectiveness of LDTs. The rule amends the FDA’s regulations to make explicit that IVDs are devices under the Federal Food, Drug, and Cosmetic Act (FD&C Act) including when the manufacturer of the IVD is a laboratory. Along with this amendment, the FDA is finalizing a policy under which the FDA will provide greater oversight of IVDs offered as LDTs through a phaseout of its general enforcement discretion approach for LDTs over the course of four years, as well as targeted enforcement discretion policies for certain categories of IVDs manufactured by laboratories.

The phaseout policy contains the following five stages:

●	Stage 1: Beginning on May 6, 2025, which is one year after the publication date of the final LDT rule, FDA will expect compliance with medical device reporting (MDR) requirements, correction and removal reporting requirements, and quality system (QS) requirements regarding complaint files.
●	Stage 2: Beginning on May 6, 2026, which is 2 years after the publication date of the final LDT rule, FDA will expect compliance with requirements not covered during other stages of the phaseout policy, including registration and listing requirements, labeling requirements, and investigational use requirements.
●	Stage 3: Beginning on May 6, 2027, which is 3 years after the publication date of the final LDT rule, FDA will expect compliance with QS requirements (other than requirements regarding complaint files which are already addressed in stage 1).
●	Stage 4: Beginning on November 6, 2027, which is 3½ years after the publication date of the final LDT rule, FDA will expect compliance with premarket review requirements for high-risk IVDs offered as LDTs (IVDs that may be classified into class III or that are subject to licensure under section 351 of the Public Health Service Act), unless a premarket submission has been received by the beginning of this stage in which case FDA intends to continue to exercise enforcement discretion for the pendency of its review.
●	Stage 5: Beginning on May 6, 2028, which is 4 years after the publication date of the final LDT rule, FDA will expect compliance with premarket review requirements for moderate-risk and low-risk IVDs offered as LDTs (that require premarket submissions), unless a premarket submission has been received by the beginning of this stage in which case FDA intends to continue to exercise enforcement discretion for the pendency of its review.

The FDA also intends to exercise enforcement discretion and generally not enforce some or all applicable requirements for certain categories of IVDs manufactured by a laboratory. The categories of enforcement discretion that are applicable to EsoGuard are summarized in the table below.

Category of IVD	Stage 1	Stage 2	Stage 3	Stages 4 & 5 (Premarket Review)
Currently marketed IVDs offered as LDTs first marketed prior to rule publication date and not modified beyond scope described in preamble Section V.B.3 of preamble	Compliance generally expected beginning May 6, 2025	Compliance generally expected beginning May 6, 2026	Compliance with 21 CFR 820.180-820.186 generally expected beginning May 6, 2027; Compliance generally not expected with other QS requirements (except for complaint files)	Compliance generally not expected
LDTs approved by NYS CLEP Section V.B.2 of preamble	Compliance generally expected beginning May 6, 2025	Compliance generally expected beginning May 6, 2026	Compliance generally expected beginning May 6, 2027	Compliance generally not expected

As EsoGuard was marketed prior to rule publication and is also NYS CLEP approved, hence, enforcement discretion is applicable for compliance with Stages 4 and 5. We will be implementing compliance with MDR requirements, correction and removal reporting requirements, and quality system (QS) requirements regarding complaint files by March 31, 2025, well before the deadline of May 6, 2025. Gap analysis has been completed and we are expecting our compliance activities to be completed for Stages 2 and 3 before the FDA’s expected timeframes in 2026 and 2027, respectively. We are confident that the proposed final rule will not have a commercial impact as the Company already has a robust QS management platform for medical devices and EsoGuard will be able to easily transition to the platform to fulfill the QS requirements, as required by the FDA. However, there can be no assurance that Lucid will be able to successfully transition the platform to fulfill the QS requirements, as required by FDA, and its failure to do so could have a material impact on Lucid’s ability to commercialize EsoGuard and on our business as a whole.

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

Healthcare reform measures, including those targeting Medicare or Medicaid, could hinder or prevent our products’ commercial success.

There likely will be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care, including those targeting Medicare or Medicaid. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of health care may adversely affect:

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

The FDA has the authority to require the recall of commercialized medical device products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by the Company or one of its distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of the Company’s products would divert managerial and financial resources and have an adverse effect on its financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within ten (10) working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. The Company may initiate voluntary recalls involving its products in the future that the Company determines do not require notification of the FDA. If the FDA disagrees with the Company’s determinations, they could require the Company to report those actions as recalls. A future recall announcement could harm the Company’s reputation with customers and negatively affect its sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted. No recalls of the Company’s medical products that we are seeking to commercialize have been reported to the FDA.

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

The holder of our convertible debt and the holder of our Series C Preferred Stock have certain rights with respect to the shares in Lucid Diagnostics that we own, which may have a material impact on the return on any investment in shares of our common stock.

Under the terms of the September 2022 Senior Convertible Note and the Series C Preferred Stock, the holders thereof have certain rights that may impact the extent to which our shareholders would participate in any disposition of our shares of Lucid Diagnostics. For example, any change of control of Lucid Diagnostics or any other disposition by us of our shares of Lucid Diagnostics requires the consent of such holders. In addition, so long as any shares of our Series C Preferred Stock remain outstanding, the holder of the September 2022 Senior Convertible Note may elect to exchange any or all of such debt for the shares of Lucid Diagnostics we own at an exchange price of $0.85 per share (and as of March 20, 2025, the closing bid price of a share of Lucid Diagnostics’ common stock was $1.57). Further, upon any change of control of Lucid Diagnostics or any other transaction involving the disposition of our shares in Lucid Diagnostics, we are obligated to use the proceeds thereof to redeem the September 2022 Senior Convertible Note (plus any interest through maturity) at a premium of 132.5%, and, moreover, we may elect to use a portion of the proceeds of such transaction to redeem our outstanding Series C Preferred Stock (i.e., in lieu of allowing such holder to exchange the debt for our Lucid shares or to convert the Series C Preferred Stock into shares of our common stock, in each case at a more favorable price), which in turn would substantially reduce the proceeds available to holders of our common stock as a result of such transaction. Any or all of these events could have a material impact on the return on any investment in shares of our common stock.

Our management and their affiliates control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

As of December 31, 2024, our management and their affiliates collectively owned approximately 8% of our issued and outstanding shares of common stock. Accordingly, these individuals would have considerable influence regarding the outcome of any transaction that requires stockholder approval. Furthermore, our Board of Directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” Board of Directors, only a minority of the Board of Directors will be considered for election in any given year and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome.

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

Our outstanding warrants and other convertible securities may have an adverse effect on the market price of our common stock and the value of your investment in us.

As of December 31, 2024, there were 11,198,977 shares of our common stock issued and outstanding, and, as of such date, we also had issued and outstanding:

(i) stock options to purchase 1,065,319 shares of our common stock at a weighted average exercise price of $25.50 per share, with such total number inclusive of both stock options granted under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan (“PAVmed 2014 Equity Plan”); 247,109 shares of our common stock reserved for issuance, but not subject to outstanding stock-based equity awards under the PAVmed 2014 Equity Plan; and 139,863 shares of our common stock reserved for issuance under the PAVmed Inc. Employee Stock Purchase Plan (“PAVmed ESPP”)

(ii) 11,937,450 Series Z Warrants, representing the right to purchase 795,830 shares of the Company’s common stock at an exercise price of $23.48 per whole share; and

(iii) 1,412,865 shares of Series B Convertible Preferred Stock, convertible into 94,191 shares of our common stock.

(iv) 25,000 shares of Series C Preferred Stock, convertible into 23,408,240 of our common stock (assuming the shares of Series C Preferred Stock were converted in full on such date at the fixed conversion price of $1.068 per share).

In addition, the September 2022 Senior Convertible Note has an outstanding principal amount, as of March 20, 2025, of $6.6 million, which is convertible into 6,160,664 shares of our common stock (assuming the September 2022 Senior Convertible Note was converted in full on such date at the fixed conversion price of $1.068 per share). The number of shares of common stock to be issued under the September 2022 Senior Convertible Note may be substantially greater than the estimate set forth in this paragraph, if we pay the interest and the installments of principal in shares of our common stock, because in such cases (and in certain other cases as described elsewhere in this Annual Report on Form 10-K) the number of shares issued will be determined based on the then current market price (but in any event not more than fixed conversion price per share or less than a floor price specified in the notes), or if we agree to voluntarily reduce the conversion price under the note (for example, in consideration of any waiver or consent we might need). We cannot predict the market price of our common stock at any future date, and therefore, we are unable to accurately forecast or predict the total amount of shares that ultimately may be issued under these notes. In addition, the number of shares issued under this note may be substantially greater if we voluntarily lower the conversion price, which we are permitted to do pursuant to the terms thereof.

Similarly, the number of shares of common stock to be issued upon conversion of the shares of Series C Preferred Stock may be substantially greater than the estimate set forth in clause (iv) above, if a “triggering event” occurs, because in such event, the number of shares issued will be determined based on the then current market price (but in any event not more than the fixed conversion price per share or less than a floor price specified in the certificate of designations for the Series C Preferred Stock), or if we agree to voluntarily reduce the conversion price for the Series C Preferred Stock (for example, in consideration of any waiver or consent we might need).

The issuance of these shares will dilute our other equity holders, which could cause the price of our common stock to decline. These convertible securities will also reduce the proceeds distributable to our shareholders, including any distributions of the proceeds of any sale of the shares of Lucid Diagnostics held by us or any other transaction involved a disposition of one of our subsidiaries.

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

Although our management determined that our internal control over financial reporting was effective as of December 31, 2024, we may experience material weaknesses in our internal control over financial reporting in the future. Any necessary remediation efforts would place a significant burden on management and add increased pressure to our financial resources and processes. If we were are unable to successfully remediate any material weaknesses in our internal control over financial reporting that may be identified in the future in a timely manner, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness may be adversely affected; we may be unable to maintain or regain compliance with applicable securities laws, the listing requirements of the Nasdaq Stock Market; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; our reputation may be harmed; and our stock price may decline.

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

We retain Techneto, Inc. d/b/a CyberTeam (“CyberTeam”), a third party vendor that reports directly to our Chief Operating Officer, to be responsible for identifying, assessing and managing the Company’s risks from cybersecurity threats. CyberTeam has been with the Company since the Company’s inception and has over 25 years of experience in cybersecurity.

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

Item 2. Property

Our corporate offices are located at 360 Madison Avenue, 25th Floor, New York, NY 10017. The lease for this space is for seven years and eight months, starting on February 1, 2023, and may not be terminated prior to expiration of its stated term, except in limited circumstances due to misconduct by our landlord. The Company or its subsidiaries also have entered into leases for a research and development facility in Massachusetts with 7,375 square feet, which has a remaining term expiring April 30, 2027 and an office space in Pennsylvania with 4,300 square feet, which has a remaining term expiring October 31, 2027. At this time, we consider our facility space to be commensurate with our current operations. Notwithstanding, we may obtain additional space in the future, as warranted by our business operations.

Item 3. Legal Proceedings

In the ordinary course of the Company’s business, particularly as it begins commercialization of its products, the Company may be subject to legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. The Company is not aware of any such pending legal or other proceedings that are reasonably likely to have a material impact on the Company. Notwithstanding, legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is traded on the Nasdaq Capital Market under the symbol “PAVM” and our Series Z Warrants are traded on the Nasdaq Capital Market under the symbol “PAVMZ.” On January 23, 2025, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days (through January 22, 2025), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until July 22, 2025) to regain compliance. The Series Z Warrants expire by their terms on April 30, 2025. See “Recent Developments—Business—Nasdaq Notice” in Item 7 below for more information.

Holders

As of March 20, 2025, there were 16,787,173 shares of our common stock outstanding. Our shares of common stock are held by an estimated 227 holders of record and we believe our shares of common stock are held by significantly more beneficial owners.

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

As long as the Series C Convertible Preferred Stock or the September 2022 Senior Convertible Note (see “Liquidity and Capital Resources” in Item 7 below) is outstanding, we may not, directly or indirectly, redeem, or declare or pay any cash dividend or cash distribution on, any of our securities without the prior express written consent of the holders thereof (other than as required by the Series B Convertible Preferred Stock). Furthermore, our common stock is junior to the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock with respect to dividends.

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

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock has a par value of $0.001 per share, no voting rights, a stated value of $3.00 per share, and at the holders’ election, every fifteen shares of Series B Convertible Preferred Stock is convertible into one whole share of our common stock.

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

During the year ended December 31, 2024, the Company’s board of directors declared an aggregate of approximately $323,000 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2023; March 31, 2024; June 30, 2024; and September 30, 2024, which have been settled by the issue of an additional aggregate 107,652 shares of Series B Convertible Preferred Stock.

During the year ended December 31, 2023, the Company’s board of directors declared an aggregate of approximately $298,000 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2022; March 31, 2023; June 30, 2023; and September 30, 2023, which have been settled by the issue of an additional aggregate 99,454 shares of Series B Convertible Preferred Stock.

Subsequent to December 31, 2024, the Company’s board of directors declared a Series B Convertible Preferred Stock dividend, earned as of December 31, 2024, of $85,000, to be settled by the issue of 28,270 additional shares of Series B Convertible Preferred Stock.

Series C Convertible Preferred Stock

Subsequent to December 31, 2024, on January 17, 2025, the Company issued 25,000 of Series C Convertible Preferred Stock. Each share of Series C Preferred Stock has a stated value of $1,000, and entitles the holder thereof to a preferred dividend at a rate of 7.875% per annum, payable quarterly in arrears. Dividends on each share of Series C Convertible Preferred Stock may be settled in shares of the Company’s common stock (subject to satisfaction of certain equity-related conditions) or by capitalizing the dividend by increasing the stated value of such share.

Recent Sales of Unregistered Securities

Except as previously disclosed in our current reports on Form 8-K and quarterly reports on Form 10-Q or as described under the heading “Recent Developments—Financing” in Item 7 below, we did not sell any unregistered securities or repurchase any of our equity securities registered under Section 12 of the Exchange Act during the fiscal year ended December 31, 2024.

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

Our current focus is multi-fold. We continue to support commercial expansion and execution of EsoGuard, which is the flagship product of our subsidiary, Lucid Diagnostics, of which we remain the shareholder with the largest voting interest. In addition, through a separate majority-owned subsidiary, Veris Health, we offer the Veris Cancer Care Platform. We are focused in the immediate term on entering into strategic partnership opportunities with leading academic oncology systems to expand access to the Veris Cancer Care Platform, while concurrently developing an implantable physiological monitor, designed to be implanted alongside a chemotherapy port, which will interface with the Veris Cancer Care Platform. In terms of other existing products and technologies, we have adopted an incubator-type platform where we are looking to obtain financing on a product-by-product basis as necessary to advance each asset to a meaningful inflection point along its path to commercialization. Finally, as resources permit, we will continue to explore external innovations that fulfill our project selection criteria without limiting ourselves to any target sector, specialty or condition.

See Part I, Item 1, Business above for a more detailed summary of the medical device, diagnostics, and digital health sectors and our key products, including in particular EsoGuard and the Veris Cancer Care Platform, which are currently our two leading products.

Recent Developments

Business

EsoGuard Medicare Coverage

In November 2024, Lucid submitted to MolDx its complete clinical evidence package in support of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard. The EsoGuard clinical evidence package included six new peer-reviewed publications: three clinical validation studies (two in the intended use population, one case control), two clinical utility studies, and one analytical validation study. The current LCD provides clear coverage criteria consistent with the American College of Gastroenterology (ACG) guidelines for esophageal precancer testing. The package was submitted as part of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard.

NCCN Clinical Practice Guidelines Update

In March 2025, Lucid announced that a recent update to the National Comprehensive Cancer Network® (NCCN) Clinical Practice Guidelines in Oncology (NCCN Guidelines®) focused on Esophageal and Esophagogastric Junction Cancers (Version 1.2025) has added a new section on BE screening. The NCCN Guidelines® now reference professional society guidelines on BE screening, including the most recent ACG clinical guideline discussed above, which recommends non-endoscopic biomarker testing, such as EsoGuard performed on samples collected with EsoCheck, as an acceptable alternative to invasive upper endoscopy to detect esophageal precancer.

Clinical Study Publications

On March 18, 2025, Lucid announced that its ENVET-BE clinical utility study has been accepted for publication in Gastroenterology & Hepatology—the fifth peer-reviewed publication of clinical utility data for Lucid’s EsoGuard® Esophageal DNA Test, and the second to present findings from a real-world screening population. The manuscript, entitled “Enhancing the Diagnostic Yield of EGD for Diagnosis of Barrett’s Esophagus Through Methylated DNA Biomarker Triage,” demonstrates that confirmatory upper endoscopy (EGD) performed in EsoGuard-positive patients had a substantially higher diagnostic yield for detecting esophageal precancer (Barrett’s Esophagus or BE) than the expected yield of screening EGD alone in at-risk patients. The ENVET-BE study reviewed real-world data from a cohort of 199 EsoGuard-positive patients who completed confirmatory EGD. The overall positive diagnostic yield for BE was 2.4-fold higher than the expected yield of screening EGD alone, based on disease prevalence within an at-risk population. The yield was nearly three-fold higher in patients meeting American College of Gastroenterology (ACG) screening criteria.

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

Highmark Reimbursement Approval

On March 13, 2025, Lucid announced that Highmark Blue Cross Blue Shield, an independent licensee of the Blue Cross and Blue Shield Association, has issued a positive coverage policy for non-invasive screening of esophageal precancer and cancer in New York state. The new policy will cover EsoGuard in patients who meet established criteria for esophageal precancer testing consistent with professional society guidelines.

CWRU NIH Grant Related to EsoGuard and EsoCheck

On February 27, 2025, Lucid announced that principal investigators from CWRU and University Hospitals (“UH”), were awarded an $8 million National Institutes of Health (NIH) R01 grant to conduct a five-year clinical study designed to evaluate esophageal precancer detection using EsoCheck and EsoGuard among at-risk individuals without symptoms of chronic gastroesophageal reflux disease (“GERD”). The study, “A Clinical Trial of Cancer Prevention by Biomarker Based Detections of Barrett’s Esophagus and Its Progression,” aims to evaluate the effectiveness of EsoCheck and EsoGuard in detecting esophageal precancer (Barrett’s Esophagus or BE) to prevent esophageal cancer (EAC) within a non-GERD at-risk population. To accomplish this aim, 800 patients without GERD symptoms who meet the American Gastroenterological Association’s (AGA) risk criteria for screening will be recruited across five participating research centers: University Hospitals, University of Colorado, Johns Hopkins University, University of North Carolina, and Cleveland Clinic.

Recent Developments - continued

Business - continued

Veris NIH Grant

On October 10, 2024, PAVmed announced that Veris has been awarded a $1.8 million grant from the National Institute on Minority Health and Health Disparities (NIMHD), an institute of the National Institutes of Health (NIH). The two-year grant will fund research to optimize and validate the Veris Cancer Care Platform for the needs of medically underserved cancer patients, in partnership with an academic cancer center. The research project, “Bridging the Gap: Enhancing Cancer Care for Underserved Populations with the Veris Health Cancer Care Platform,” will focus on patients facing language barriers, limited access to technology, and socioeconomic disparities.

Changes to Board Composition

Effective as of September 10, 2024, James L. Cox, M.D., and Joan B. Harvey resigned from the Company’s board of directors. Neither Dr. Cox’s nor Ms. Harvey’s resignation was due to any disagreement with the Company on any matter relating to its operations, policies or practices.

Also effective as of September 10, 2024, the Company’s board of directors appointed Sundeep Agrawal, M.D. as a Class B director. Prior to being appointed to the Company’s board of directors, Dr. Agrawal had entered into a strategic advisory agreement with the Company to provide certain M&A advisory services. Such agreement will remains in effect. Pursuant to the agreement, Dr. Agrawal will receive a monthly consulting fee of $3 thousand. The agreement is terminable by the Company on 10 days’ written notice. Except for the foregoing, Dr. Agrawal has not engaged in any transactions with the Company that are required to be reported pursuant to Item 404(a) of Regulation S-K.

Intercompany Agreements with Lucid

On August 6, 2024, the Company and Lucid entered into a ninth amendment to the management services agreement between them (“MSA”) to increase the monthly fee thereunder from $0.83 million per month to $1.05 million per month, effective as of July 1, 2024. In addition, under the terms of our convertible debt (as amended as of January 17, 2025), we are required to elect that these payments be made in cash.

Veris Cancer Care Platform

On June 13, 2024, we announced that Veris and a National Cancer Institute-Designated Comprehensive Cancer Center launched a pilot program and has enrolled the first patients from such center in such program on the Veris Cancer Care Platform.

Financing

PAVmed/Veris Common Stock Offering

On February 18, 2025, the Company and Veris entered into subscription agreements (each, a “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase (the “Offering”) 2,574,350 shares of the Company’s common stock and pre-funded warrants to purchase 756,734 shares of the Company’s common stock (the “Pre-Funded Warrants”), at a purchase price of $0.7115 per share or warrant share (as applicable). In addition, Veris agreed to issue to each Investor approximately 0.2033 shares of Veris’ common stock for each share or warrant share (as applicable) purchased by such Investor, for an aggregate of 677,143 shares of Veris’ common stock. On February 21, 2025, the Company consummated the Offering, generating gross proceeds to the Company of $2.37 million. The proceeds of the offering will be used to resume development activities related to Veris’ implantable physiological monitor and for general working capital purposes.

The Subscription Agreement contains customary representations, warranties, covenants and indemnities of the Company and the Investors, as well as a covenant by the Company to provide the Investors with protection against subsequent equity raises by the Company or Veris at a lower purchase price (solely to the extent the Investors continue to hold the shares issued in the Offering), with such protection to be effected through the issuance of additional shares of Veris’ common stock. In addition, the Company (i) agreed to solicit the affirmative vote of its stockholders by no later than its next meeting of stockholders, which will be held no later than June 30, 2025, for approval, for the purposes of the rules of The Nasdaq Stock Market LLC (“Nasdaq”), of the issuance of all of the shares underlying the Pre-Funded Warrants, and to hold additional meetings quarterly thereafter to the extent such approval is not obtained, (ii) granted the Investors a 100% participation right in future offerings of equity securities of the Company or its majority-owned subsidiaries, subject to existing participation rights of the Company’s debt holder, and (iii) agreed not to incur, and not to permit its majority-owned subsidiaries to incur, any indebtedness until August 18, 2026, subject to certain exceptions. In accordance with the Subscription Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of the Company’s common stock issued in the Offering, including the shares underlying the Pre-Funded Warrants.

The Pre-Funded Warrants become exercisable upon the receipt of the stockholder approval described above, expire on February 18, 2030, and have an exercise price of $0.001 per share, subject to adjustment as described below. The Pre-Funded Warrants may be exercised for cash, or on a cashless basis. In the event the Pre-Funded Warrants are exercised on a cashless basis, the holder will be entitled to receive a number of shares of the Company’s common stock equal to (x) the excess of the market value of the Company’s common stock over the exercise price, multiplied by (y) the number of shares as to which the Pre-Funded Warrant is being exercised, divided by (z) the market value of the Company’s common stock. The exercise price and number and type of securities or other property issuable on exercise of the Pre-Funded Warrants may be adjusted in certain circumstances, including in the event of a stock split or combination, stock dividend, or a recapitalization, reorganization, merger or similar transaction. In addition, a holder of the Pre-Funded Warrants will be entitled to participate in rights offerings or pro rata distributions by the Company. However, there will be no adjustment for issuances of shares of common stock at a price below the exercise price.

Recent Developments - continued

Financing - continued

The lead investor in the Offering also agreed with the Company that it would, with respect to the election of the Company’s directors, vote its shares of the Company’s common stock (including those exercisable in respect of their Pre-Funded Warrants) in accordance with the Company’s board’s recommendations.

Nasdaq Compliance with Stockholders’ Equity Continued Listing Standard

On February 14, 2025, the Company received a notification letter from the Nasdaq Listing Qualifications Department, stating that the Company had regained compliance with the Nasdaq continued listing standard under Nasdaq Listing Rule 5550(b)(1), which requires, among other things, that the Company maintain at least $2.5 million in stockholders’ equity.

As previously disclosed, on March 7, 2024, the Company received a notice from the Nasdaq Listing Qualifications Department stating that, for the prior 30 consecutive business days (through March 6, 2024), the market value of the Company’s listed securities had been below the minimum of $35 million required for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). The Company did not regain compliance with the rule during the time period originally allotted under Nasdaq rules. Accordingly, the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”), which took place on October 29, 2024. On November 8, 2024, the Panel granted the Company an extension, until January 31, 2025, to regain compliance with the Nasdaq continued listing standards under Nasdaq Listing Rule 5550(b)(1), in lieu of Nasdaq Listing Rule 5550(b)(2).

The Company achieved compliance through (1) the exchange of secured convertible notes with a principal amount outstanding of $22.3 million for shares of Series C convertible preferred stock, par value $0.001 (the “Series C Preferred Stock”), which was consummated on January 17, 2025, (2) the issuance of additional shares of Series C Preferred Stock for an aggregate purchase price of $2.653 million, which was consummated on January 24, 2025, and (3) a reduction in operating expenses as a result of the Company’s completed deconsolidation of Lucid from its balance sheet, each of which transactions was previously disclosed and is outlined in more detail below. As a result, the Company met the terms of the Panel’s decision.

Series C Preferred Stock Debt Exchange; Amendments to September 2022 Convertible Note. Under a Securities Purchase Agreement dated March 31, 2022, the Company issued a Senior Secured Convertible Note dated April 4, 2022, referred to herein as the “April 2022 Senior Convertible Note”, and a Senior Secured Convertible Note dated September 8, 2022, referred to herein as the “September 2022 Senior Convertible Note”.

On November 15, 2024, the Company entered into an Exchange Agreement (the “Debt Exchange Agreement”) with the holder (the “Holder”) of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note. The Debt Exchange Agreement provided for the exchange of $22.3 million in principal amount of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note and interest thereon for 22,347 shares of Series C Preferred Stock.

On January 17, 2025, after satisfaction of all conditions to closing the Exchange, the parties consummated the Exchange. Following consummation of the Exchange, the April 2022 Senior Convertible Note was satisfied in full, and the outstanding principal balance of the remaining September 2022 Senior Convertible Note was approximately $6.6 million.

Under the Debt Exchange Agreement discussed above, effective as of consummation on the Exchange as of January 17, 2025, the Company also agreed to certain amendments and modifications to the September 2022 Convertible Note, including, without limitation, that the conversion price thereunder was reset to $1.068; that the maturity date was extended to December 31, 2025; that any change of control or disposition by the Company of its shares of Lucid common stock would require the prior written consent of the Required Holders (as defined in the September 2022 Convertible Note); certain other terms and conditions regarding payments under the MSA and the application of the same (including that all MSA payments from Lucid must be made in cash); that the Company waives its right to redeem the September 2022 Convertible Note so long as any shares of Series C Preferred Stock are outstanding; that the Holder waives, until December 31, 2025, the financial covenants under the September 2022 Convertible Note requiring that (i) the amount of the Company’s available cash equal or exceed $8.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the September 2022 Convertible Note, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that the Company’s market capitalization shall at no time be less than $75 million; and that so long as any shares of Series C Preferred Stock remain outstanding, the Holder will be entitled to exchange all, or any portion, of the September 2022 Convertible Note (including any interest that would accrue thereon through the maturity date thereof) into shares of Lucid common stock held by the Company, at an exchange price per share of Lucid common stock equal to $0.85 per share (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events), subject to certain beneficial ownership limitations.

The key terms of the Series C Preferred Stock can be found on Exhibit 4.1 to this Form 10-K.

Series C Preferred Stock Security Purchase Agreement. On November 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series C Securities Purchase Agreement”) with the Holder. The Series C Securities Purchase Agreement provides for the purchase of 2,653 shares of Series C Preferred Stock at a price of $1,000 per share, with the purchase price to be satisfied through the cancellation of $2.6 million of certain unsecured debt obligations owed by the Company to the Holder (the “Purchase”).

On January 24, 2025, after satisfaction of all conditions to closing the Purchase, the parties consummated the Purchase.

Recent Developments - continued

Financing - continued

Lucid Deconsolidation. On September 10, 2024, the Company determined that Lucid and its subsidiaries will be deconsolidated from the Company’s financial statements as of September 10, 2024, as a result of the changes in the composition of the Company’s board of directors discussed above, in combination with the Company ceasing to have control over a majority of the voting power of Lucid. As a result of these events, the Company is considered to cease to have control over Lucid for the purposes of U.S. generally accepted accounting principles, even though it continues to own, and has not disposed any of its, 31,302,444 shares of common stock of Lucid.

Nasdaq Notice of Noncompliance with the Minimum Bid Price Requirement

On January 23, 2025, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days (through January 22, 2025), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until July 22, 2025) to regain compliance. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days. The notification letter also stated that, in the event the Company does not regain compliance within the initial 180-day period, the Company may be eligible for an additional 180-day period. If the Company is not eligible for the additional 180-day period, or if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, the Nasdaq Listing Qualifications Department will provide notice after the end of the initial 180-day period that the Company’s securities will be subject to delisting. The Nasdaq notification has no effect at this time on the listing of the Company’s common stock or Series Z warrants, and the common stock and Series Z warrants will continue to trade uninterrupted under the symbol “PAVM” and “PAVMZ,” respectively.

2014 Long-Term Incentive Plan

In January 2025, the Company accepted from employees the voluntary forfeiture of approximately 494,202 of previously granted Company stock options, each with an exercise price greater than $4.00 per share and collectively with a weighted average exercise price of $23.38 per share. None of the forfeitures were from officers or board members.

Authorized Share Increase

On January 15, 2025, the Company received shareholder approval to amend its certificate of incorporation, as amended, to increase the total number of shares of common stock the Company is authorized to issue by 200 million shares from 50 million shares to 250 million shares. An amendment effecting such change was filed with the Secretary of State of Delaware on January 15, 2025.

Lucid Diagnostics — Registered Direct Offering

On March 5, 2025, Lucid closed on the sale of 13,939,331 shares of its common stock, pursuant to its previously announced offering of shares of common stock at a price of $1.10 per share (the “Lucid Offering”).

The net proceeds of the Lucid Offering, after deducting the estimated placement agent’s fees and other expenses of the Lucid Offering, was approximately $14.5 million. Lucid intends to use the net proceeds from the Lucid Offering for working capital and other general corporate purposes.

In connection with the Lucid Offering, Lucid suspended its “at the market offering” program. In November 2022, Lucid entered into a Controlled Equity Offering℠ Sales Agreement (the “Lucid Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”). Pursuant to the Sales Agreement, from time to time, Lucid may offer and sell shares of its common stock to or through Cantor, acting as sales agent or principal. Sales of Lucid’s common stock by Cantor, if any, under the Sales Agreement may be made by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act (the “Lucid ATM Offering”). Lucid filed a prospectus supplement dated December 6, 2022 (the “Lucid ATM Prospectus Supplement”), for the offer and sale of shares of its common stock having an aggregate offering price of up to $6.5 million in the Lucid ATM Offering. Effective as of March 4, 2025, Lucid terminated the Lucid ATM Prospectus Supplement. Lucid will not make any sales of common stock in the Lucid ATM Offering unless and until a new prospectus or prospectus supplement is filed. Other than the termination of the Lucid ATM Prospectus Supplement, the Lucid Sales Agreement remains in full force and effect.

Lucid Diagnostics — Debt Refinancing

On November 22, 2024, Lucid closed on the sale of $21.975 million in principal amount of 12.0% Senior Secured Convertible Notes due 2029 (collectively, the “Lucid 2024 Convertible Notes”), in a private placement, to certain accredited investors (the “Lucid 2024 Note Investors”). The sale of the Lucid 2024 Convertible Notes was completed pursuant to the terms of the previously disclosed Securities Purchase Agreement, dated as of November 12, 2024 (the “Lucid 2024 SPA”), between Lucid and the Lucid 2024 Note Investors. Lucid realized gross proceeds of $21.95 million and, after giving effect to the repayment in full of the Lucid 2023 Convertible Note (as defined below), net proceeds of $18.3 million from the sale of the Lucid 2024 Convertible Notes.

Lucid used a portion of the proceeds from the sale of the Lucid 2024 Convertible Notes to repay the Senior Convertible Note (the “Lucid 2023 Convertible Note”) issued pursuant to that certain Securities Purchase Agreement, dated as of March 13, 2023. Pursuant to the terms of the Lucid 2023 Convertible Note, on November 22, 2024, Lucid redeemed the Lucid 2023 Convertible Note by paying the contractual redemption price of approximately $3.6 million.

PAVmed Inc. ATM Facility

In December 2021, we entered into an “at-the-market offering” for up to $50 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor. In March 2023, the “at-the-market offering” became subject to General Instruction I.B.6 of Form S-3, which limits sales of our securities under this instruction in any 12-month period to one-third of the aggregate market value of our public float (unless our public float rises to $75 million or more, in which case the instruction will cease to apply). As a result of this limitation and our then-current public float, in May 2023, we amended our “at-the-market offering” to cover up to an additional $18 million of our common stock. In the year ended December 31, 2024, the Company sold 1,032,298 shares through its at-the-market equity facility for net proceeds of approximately $1.3 million, after payment of 3% commissions. Subsequent to December 31, 2024, as of March 20, 2025, the Company sold 1,210,704 shares through their at-market equity facility for net proceeds of approximately $0.8 million, after payment of 3% commissions.

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

We expect that gross margin for our services will fluctuate based on the commercialization efforts of our subsidiaries.

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

Research and development expenses

Research and development expenses are recognized in the period they are incurred and consist principally of internal and external expenses incurred for the development of our products, including:

●	consulting costs for engineering design and development;
●	salary and benefit costs associated with our medical research personnel and engineering personnel;
●	costs associated with submission of regulatory filings;
●	cost of laboratory supplies and acquiring, developing, and manufacturing preclinical prototypes; and
●	product design engineering studies.

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

Results of Operations - continued

The year ended December 31, 2024 as compared to year ended December 31, 2023

Revenue

In the year ended December 31, 2024, revenue was $3.0 million as compared to $2.5 million for the corresponding period in the prior year. The $0.5 million increase principally relates to the revenue for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory for the period and the consideration received for the performance of the EsoGuard Esophageal DNA Tests.

Cost of revenue

In the year ended December 31, 2024, cost of revenue was $4.8 million as compared $6.4 million for the corresponding period in the prior year. The net decrease of $1.6 million was principally related to Lucid’s results only being included in the Company’s operating results through September 10, 2024 in the year ended December 31, 2024, as compared to the prior year, during which all twelve months of Lucid’s operating results were so included.

Sales and marketing expenses

In the year ended December 31, 2024, sales and marketing costs were approximately $11.6 million as compared to $17.6 million for the corresponding period in the prior year. The net decrease of $6.0 million was principally related to:

●	approximately $5.1 million decrease related to Lucid’s results only being including in the Company’s operating results through September 10, 2024 in the year ended December 31, 2024, as compared to the prior year, during which all twelve months of Lucid’s operating results were so included;
●	approximately $0.7 million decrease in compensation related costs, including stock-based compensation; and
●	approximately $0.2 million decrease in third party sales and marketing costs.

General and administrative expenses

In the year ended December 31, 2024, general and administrative costs were approximately $24.5 million as compared to $30.9 million for the corresponding period in the prior year. The net decrease of $6.4 million was principally related to:

●	approximately $4.3 million decrease related to Lucid’s results only being including in the Company’s operating results through September 10, 2024 in the year ended December 31, 2024, as compared to the prior year, during which all twelve months of Lucid’s operating results were so included;
●	approximately $3.1 million decrease in stock-based compensation, related to decreases at both PAVmed and Lucid; and
●	approximately $1.0 million increase in third-party professional fees, including expenses related to investor relations.

Research and development expenses

In the year ended December 31, 2024, research and development costs were approximately $5.9 million as compared to $14.3 million for the corresponding period in the prior year. The net decrease of $8.4 million was principally related to:

●	approximately $5.3 million decrease in development costs, particularly in clinical trials activities and outside professional and consulting fees;
●	approximately $1.8 million decrease related to Lucid’s results only being including in the Company’s operating results through September 10, 2024 in the year ended December 31, 2024, as compared to the prior year, during which all twelve months of Lucid’s operating results were so included; and
●	approximately $1.3 million decrease in compensation related costs and stock-based compensation.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was approximately $0.6 million in the year ended December 31, 2024, as compared to $2.0 million for the corresponding period in the prior year. The decrease of $1.4 million in the current period was due to certain acquired intangible assets being fully amortized in February 2024.

Other Income and Expense

Change in fair value of convertible debt

In the years ended December 31, 2024 and December 31, 2023, the change in the fair value of our convertible notes was approximately $0.5 million of income and $6.0 million of expense, respectively, related to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note. The April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized an aggregate of $4.3 million of fair value non-cash expense on the issue dates.

Results of Operations - continued

The year ended December 31, 2024 as compared to year ended December 31, 2023 - continued

Other Income and Expense - continued

Loss on Issue and Offering Costs - Senior Secured Convertible Note

In the year ended December 31, 2023, in connection with the issue of the Lucid March 2023 Senior Convertible Note, we recognized a total of approximately $1.2 million of lender fees and offering costs. The Company did not incur lender fees and offering costs in the year ended December 31, 2024.

Loss on Debt Extinguishment

In the year ended December 31, 2024, a debt extinguishment loss in the aggregate of approximately $2.5 million was recognized in connection with our April 2022 Senior Convertible Note and September 2022 Senior Convertible Note as discussed below.

●	In the year ended December 31, 2024, approximately $1.4 million of principal repayments along with $0.1 million of interest expense thereon, were settled through the issuance of 1,084,366 shares of common stock of the Company, with such shares having a fair value of approximately $2.0 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). In addition, the Company agreed to pay $1.1 million in cash related to acceleration floor payments on these notes related to the conversion price being below the conversion floor price specified in the notes, recorded as debt extinguishment loss. The conversions and cash paid resulted in a debt extinguishment loss of $1.5 million in the year ended December 31, 2024.
●	During the period of January 1, 2024 through September 10, 2024, the date of PAVmed’s deconsolidation of Lucid, approximately $2.0 million of principal repayments along with approximately $0.8 million of interest expense thereon, were settled through the issuance of 4,172,002 shares of Lucid common stock, with such shares having a fair value of approximately $3.8 million (with such fair value measured as the quoted closing price of the common stock of Lucid on the respective conversion date). The conversions resulted in a debt extinguishment loss of $1.0 million in the period of January 1, 2024 through September 10, 2024.

In comparison, in the year ended December 31, 2023, a debt extinguishment loss in the aggregate of approximately $3.8 million was recognized in connection with our April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note as discussed below.

●	In the year ended December 31, 2023, approximately $6.1 million of principal repayments along with $0.4 million of interest expense thereon, were settled through the issuance of 1,745,824 shares of common stock of the Company, with such shares having a fair value of approximately $10.0 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). In addition, the Company agreed to pay $0.2 million in cash related to acceleration floor payments on these notes related to the conversion price being below the conversion floor price specified in the notes, recorded as debt extinguishment loss. The conversions and cash paid resulted in a debt extinguishment loss of $3.8 million in the year ended December 31, 2023.

See Note 13, Debt, to the Financial Statements, for additional information with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note.

Gain on Deconsolidation of Lucid

As of December 31, 2024, there were 63,071,950 shares of common stock of Lucid Diagnostics issued and outstanding, of which, the Company held 31,302,444 shares. On September 10, 2024, as a result of changes in the composition of the Company’s board of directors described above, in combination with the Company ceasing to have control over a majority of the voting power of Lucid, the Company was considered to cease to have control over Lucid for the purposes of U.S. GAAP, even though it continues to own, and has not disposed any of its, 31,302,444 shares of common stock of Lucid. However, PAVmed retained the ability to exercise significant influence over Lucid. As a result, the Company deconsolidated Lucid. Upon deconsolidation, the Company’s ownership of 31,302,444 shares of Lucid Diagnostics common stock was valued at $25.1 million, which resulted in a gain on deconsolidation of $72.3 million in the accompanying consolidated statements of operations for the year ended December 31, 2024.

Change in fair value of Equity Method Investment

At September 10, 2024 and December 31, 2024, the fair value of the Company’s investment in Lucid was $25.1 million and $25.6 million, respectively, with the company recognizing an unrealized gain on its investment in Lucid of $0.5 million in the accompanying consolidated statements of operations for the year ended December 31, 2024. The fair value of common shares held by the Company was determined using the closing price of Lucid’s common stock per share on September 10, 2024 and December 31, 2024 of $0.802 and $0.819, respectively.

Results of Operations - continued

The year ended December 31, 2024 as compared to year ended December 31, 2023 - continued

Other Income and Expense - continued

Deemed Dividend on Series A and Series A-1 Convertible Preferred Stock Exchange Offer

The fair value of the consideration given in the form of the issue of 31,790 shares of Lucid Series B Preferred Stock, with such fair value recognized as the carrying value of such issued shares of Lucid Series B Preferred Stock, as compared to the carrying value of the extinguished Lucid Series A and Series A-1 Preferred Stock (carrying value of $24.3 million), resulting in an excess of fair value of $7.5 million recognized as a deemed dividend charged to accumulated deficit in the consolidated balance sheet on March 13, 2024, with such deemed dividend included as a component of net loss attributable to common stockholders, summarized as follows:

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

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, and debt, both at the PAVmed level and, in the case of Lucid, at the subsidiary level. We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. We experienced net income before noncontrolling interests of approximately $28.4 million and used approximately $33.6 million of cash in operations for the year ended December 31, 2024. Financing activities provided $31.3 million of cash during the year ended December 31, 2024. We ended the year with cash on-hand of $1.2 million as of December 31, 2024. We expect to continue to experience recurring losses and negative cash flows from operations, and will continue to fund our operations with debt and/or equity financing transactions, including current obligations on the Company’s existing convertible debt which in accordance with management’s plans may include conversions to equity and refinancing our existing debt obligations to extend the maturity date. The Company’s ability to continue operations 12 months beyond the issuance of the financial statements, will depend upon its ability to control its operating costs within the limits of the amounts collected from its management service contracts with its non-consolidated subsidiaries, to substantially increase its revenues from the Veris Cancer Care platform, and to raise additional capital through various potential sources including equity or debt financings or refinancing or restructuring existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued.

Issue of Shares of Our Common Stock

During the year ended December 31, 2024

●	We issued 34,332 shares of our common stock for proceeds of approximately $0.1 million under the PAVmed Employee Stock Purchase Plan (“ESPP”). For more information about the ESPP, see Note 14, Stock-Based Compensation, to the Financial Statements.

●	We issued 1,032,298 shares of our common stock for net proceeds of approximately $1.3 million, after payment of 3% commissions, through our at-the-market equity facility with Cantor. See below for more information.

●	We issued 1,084,366 shares of our common stock in satisfaction of approximately $1.4 million of principal repayments along with $0.1 million of interest expense thereon under the April 2022 Senior Convertible Note and September 2022 Senior Convertible Note.

●	We issued 333,380 shares of our common stock to vendors in exchange for $0.35 million of agreed upon services, which is included in general and administrative operating expenses on the Company’s consolidated statement of operations.

Subsequent to December 31, 2024, the Company and its subsidiaries completed a number of financing-related transactions. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Financing above for more details on these transactions.

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

On September 8, 2022, we completed an additional closing under the SPA, in which we sold to the investor an additional Senior Secured Convertible Note with a face value principal of $11.25 million (the “September 2022 Senior Convertible Note”). The September 2022 Senior Secured Convertible Note had an initial contractual maturity date of September 6, 2024, which maturity date has been now extended to December 31, 2025. The September 2022 Senior Convertible Note may be converted into or otherwise paid in shares of our common stock as described in Note 13, Debt.

Liquidity and Capital Resources - continued

Under the April 2022 Senior Convertible Note (until it was satisfied in full on January 17, 2025 upon consummation of the Exchange), the September 2022 Senior Convertible Note and the SPA, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. We also are subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $8.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) our average market capitalization over the prior ten trading days, not exceed 30% (the “Debt to Market Cap Ratio Test”), and (iii) that our market capitalization shall at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). From time to time from and after September 1, 2024 through November 11, 2024, the Company was not in compliance with the Financial Tests. As of November 11, 2024, the investor agreed to waive any such non-compliance during such time period and thereafter through December 31, 2024. Based on the waiver, as of December 31, 2024, the Company was in compliance with the Financial Tests. In addition, based on a separate waiver granted effective as of the consummation of the Exchange that extended the waiver period to continue through December 31, 2025, the Company presently is in compliance with the Financial Tests.

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

Under the Lucid March 2023 Senior Convertible Note, Lucid Diagnostics is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the Lucid March 2023 Senior Convertible Note, Lucid Diagnostics is also subject to financial covenants requiring that (i) the amount of its available cash equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the Lucid SPA, accrued and unpaid interest thereon and accrued and unpaid late charges, as of the last day of any fiscal quarter commencing with September 30, 2023, to (b) Lucid Diagnostics’ average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that Lucid Diagnostics’ market capitalization shall at no time be less than $30 million (the “Lucid Financial Tests”). As of December 31, 2024, Lucid Diagnostics was in compliance with the Lucid Financial Tests. In addition, Lucid Diagnostics presently is in compliance with the Lucid Financial Tests.

Liquidity and Capital Resources - continued

On November 8, 2024, Lucid gave notice to the holder of the Lucid March 2023 Senior Convertible Note that it was exercising its right pursuant to such note to redeem the same for the Optional Redemption Price specified in such note. To finance the payment of the Optional Redemption Price, Lucid entered into a securities purchase agreement with the 2024 Note Investors. Under the agreement, Lucid issued, and the 2024 Note Investors purchased the November 2024 Senior Convertible Notes, which are 12.0% senior secured convertible notes due 2029. Lucid realized gross proceeds of $21.95 million, a portion of which were used for the repayment in full of the Lucid March 2023 Senior Convertible Note on November 22, 2024.

PAVmed Inc. ATM Facility

In December 2021, we entered into an “at-the-market offering” for up to $50 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor. In the year ended December 31, 2024, the Company sold 1,032,298 shares through its at-the-market equity facility for net proceeds of approximately $1.3 million, after payment of 3% commissions. Subsequent to December 31, 2024, as of March 20, 2025, the Company sold 1,210,704 shares through its at-market equity facility for net proceeds of approximately $837, after payment of 3% commissions.

Lucid Diagnostics Inc. - Committed Equity Facility and ATM Facility

In March 2022, Lucid Diagnostics entered into a committed equity facility with a Cantor affiliate. Cumulatively, a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of December 31, 2024.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. Cumulatively, a total of 230,068 shares of Lucid Diagnostics’ common stock were issued through its at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions, as of December 31, 2024.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, and equity, along with the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the corresponding periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in our consolidated financial notes, we believe the following accounting estimates to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The estimated fair value adjustment of the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and (through September 10, 2024, Lucid’s deconsolidation date) the Lucid March 2023 Senior Convertible Note are presented in a single line item within other income (expense) in the accompanying consolidated statement of operations (as provided for by ASC 825-10-50-30(b)). Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”) (for which there was no such adjustment with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note or (through September 10, 2024, Lucid’s deconsolidation date) the Lucid March 2023 Senior Convertible Note).

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

Recent Accounting Standards Updates Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance was adopted by the Company on January 1, 2024. The adoption of the ASU did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 20, Segment Information for further information on the Company’s reportable segment.

Recent Accounting Standards Updates Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update enhances financial statement disclosures by requiring public business entities to disclose specified information about certain costs and expenses including the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each relevant expense caption. The update also requires disclosure of certain amounts that are already required to be disclosed under current GAAP, disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update may be applied either prospectively or retrospectively and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was effective as of December 31, 2024.

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

Changes to Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

In March 2025, the Company and the lead investor in the February 2025 financing completed by the Company and Veris entered into an agreement, pursuant to which the lead investor agreed that it would, with respect to the election of the Company’s directors, vote its shares of the Company’s common stock (including those exercisable in respect of their pre-funded warrants) in accordance with the recommendations of the Company’s board of directors.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

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

(3)	The following exhibits:

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
2.1	Asset Purchase Agreement, dated as of February 25, 2022, by and among LucidDx Labs Inc., Lucid Diagnostics Inc. and ResearchDx, Inc.	8-K (LUCD)	2.1	3/3/22
3.1.1	Certificate of Incorporation	S-1	3.1	4/22/15
3.1.2	Certificate of Amendment to Certificate of Incorporation	S-1	3.2	4/22/15
3.1.3	Certificate of Amendment to Certificate of Incorporation, dated October 1, 2018	8-K	3.1	10/2/18
3.1.4	Certificate of Amendment to Certificate of Incorporation, dated June 26, 2019	8-K	3.1	6/27/19
3.1.5	Certificate of Amendment to Certificate of Incorporation, dated July 24, 2020	8-K	3.1	7/27/20
3.1.6	Certificate of Amendment to Certificate of Incorporation, dated June 21, 2022	8-K	3.1	6/22/22
3.1.7	Certificate of Amendment to Certificate of Incorporation, dated January 15, 2025	8-K	3.1	1/15/25
3.1.8	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K/A	3.1	4/20/18
3.1.9	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	8-K	4.1	1/21/25
3.2	Amended and Restated Bylaws	8-K	3.1	1/15/21
4.1	Description of Registrant’s Securities	*
4.2	Specimen Common Stock Certificate	S-1/A	4.2	9/29/15
4.6	Specimen Series Z Warrant Certificate	8-K	4.1	4/5/18
4.7	Amended and Restated Series Z Warrant Agreement, dated as of June 8, 2018, by and between PAVmed Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent	8-K	10.1	6/8/18
4.8	Form of PAVmed Senior Secured Convertible Note	8-K	4.1	4/4/22
4.9	Form of Lucid Diagnostics 2024 Convertible Note	8-K (LUCD)	4.1	11/29/24
10.1	Patent Option Agreement	S-1	10.1	4/22/15
10.2.1	Form of Letter Agreement with HCFP Capital Partners III LLC	S-1	10.4.1	4/22/15
10.2.2	Form of Letter Agreement with Pavilion Venture Partners LLC	S-1	10.4.2	4/22/15
10.3.1	Letter agreement regarding corporate opportunities executed by Lishan Aklog, M.D.	S-1	10.5.1	4/22/15
10.3.2	Letter agreement regarding corporate opportunities executed by Michael Glennon	S-1	10.5.2	4/22/15
10.4#	Amended and Restated Employment Agreement between PAVmed Inc. and Lishan Aklog, M.D.	8-K	10.1	3/20/19
10.5#	Amended and Restated Employment Agreement between PAVmed Inc. and Dennis M. McGrath	8-K	10.2	3/20/19
10.6#	PAVmed Inc. Fifth Amended and Restated 2014 Long-Term Incentive Equity Plan	DEF 14A	Annex A	4/30/21
10.7#	PAVmed Inc. Employee Stock Purchase Plan	DEF 14A	Annex B	4/30/21
10.8#	Employment Agreement between PAVmed Inc. and Michael A. Gordon	10-K	10.9	3/14/23
10.9#	Employment Agreement between PAVmed Inc. and Shaun M. O’Neil	8-K	10.1	2/24/22

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
10.10.1	Amended and Restated License Agreement, dated as of August 23, 2021, by and between Case Western Reserve University and Lucid Diagnostics Inc.	S-1/A (LUCD)	10.2	10/1/21
10.10.2†	First Amendment to Amended and Restated License Agreement, dated as of February 15, 2024, by and between Case Western Reserve University and Lucid Diagnostics Inc.	10-K (LUCD)	10.2.2	3/24/25
10.10.3†	Second Amendment to Amended and Restated License Agreement, dated as of November 7, 2024, by and between Case Western Reserve University and Lucid Diagnostics Inc.	10-K (LUCD)	10.2.3	3/24/25
10.11	Form of Stock Option Agreement	10-K	10.12	3/14/23
10.12	Form of Indemnification Agreement	10-K	10.13	3/14/23
10.13	Controlled Equity OfferingSM, dated as of December 21, 2021, by and between Cantor Fitzgerald & Co. and PAVmed Inc.	S-3	1.2	12/21/21
10.14.1	Form of Securities Purchase Agreement (Senior Secured Convertible Note)	8-K	10.1	4/4/22
10.14.2	Form of Security Agreement (Senior Secured Convertible Note)	8-K	10.2	4/4/22
10.15.1	Form of Exchange Agreement (Series C Exchange)	8-K	10.1	11/21/24
10.15.2	Form of Securities Purchase Agreement (Series C Exchange)	8-K	10.2	11/21/24
10.16.1	Common Stock Purchase Agreement, dated as of March 28, 2022, by and between CF Principal Investments LLC and Lucid Diagnostics Inc.	8-K (LUCD)	10.1	4/1/22
10.16.2	Registration Rights Agreement, dated as of March 28, 2022, by and between CF Principal Investments LLC and Lucid Diagnostics Inc.	8-K (LUCD)	10.2	4/1/22
10.17	Controlled Equity OfferingSM, dated as of November 23, 2022, by and between Cantor Fitzgerald & Co. and Lucid Diagnostics Inc.	8-K (LUCD)	1.2	11/25/22
10.18.1‡	Form of Securities Purchase Agreement (Lucid 2024 Convertible Notes)	8-K (LUCD)	10.1	11/29/24
10.18.2	Form of Registration Rights Agreement (Lucid 2024 Convertible Notes)	8-K (LUCD)	10.2	11/29/24
10.18.3	Form of Guaranty (Lucid 2024 Convertible Notes)	8-K (LUCD)	10.3	11/29/24
10.8.4‡	Form of Security Agreement (Lucid 2024 Convertible Notes)	8-K (LUCD)	10.4	11/29/24
10.19.1	Management Services Agreement, dated as of May 12, 2018, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A (LUCD)	10.4.1	10/7/21
10.9.2	Eighth Amendment to Management Services Agreement, dated as of March 22, 2024, by and between PAVmed Inc. and Lucid Diagnostics Inc.	10-K (LUCD)	10.4.9	3/25/24
10.9.3	Ninth Amendment to Management Services Agreement, dated as of August 6, 2024, by and between PAVmed Inc. and Lucid Diagnostics Inc.	10-Q (LUCD)	10.2	8/12/24
14.1	Form of Code of Ethics	10-K	14.1	3/14/23
19.1	Insider Trading Policy	*
21.1	List of Subsidiaries	*
23.1	Consent of Marcum LLP	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
97.1	Form of Compensation Clawback Policy	10-K	97.1	3/25/24
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

*	Filed herewith
#	Management contract or compensatory plan or arrangement.
†	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
‡	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The registrant hereby undertakes to furnish a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.
LUCD	Lucid Diagnostics Inc.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PAVmed Inc.

March 24, 2025	By:	/s/ Dennis M. McGrath
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

Signature	Title	Date

/s/ Lishan Aklog, M.D.	Chairman of the Board of Directors	March 24, 2025
Lishan Aklog, M.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis M. McGrath	President	March 24, 2025
Dennis M. McGrath	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Michael J. Glennon	Vice Chairman	March 24, 2025
Michael J. Glennon	Director

/s/ Debra J. White	Director	March 24, 2025
Debra J. White

/s/ Ronald M. Sparks	Director	March 24, 2025
Ronald M. Sparks

/s/ Timothy Baxter	Director	March 24, 2025
Timothy Baxter

/s/ Sundeep Agrawal	Director	March 24, 2025
Sundeep Agrawal

PAVMED INC.

and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

PAVmed Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PAVmed Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant operating losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(continued)

Valuation of Convertible Notes

Critical Audit Matter Description

As described in Notes 12 and 13 to the consolidated financial statements, the Company’s aggregate principal balance of the Senior Secured Convertible Notes amounted to $25.2 million as of December 31, 2024. The Senior Secured Convertible Notes contain conversion and redemption features. The Company elected to account for the Senior Secured Convertible Notes under the fair value option in accordance with ASC 825. The fair value of the Senior Secured Convertible Notes was $29.1 million as of December 31, 2024. The Senior Secured Convertible Note of the Company’s subsidiary, Lucid Diagnostics Inc., was $10.3 million as of September 10, 2024, the date of deconsolidation.

We identified the valuation of convertible notes as a critical audit matter as auditing the Company’s fair value of the Senior Secured Convertible Notes was complex and involved a high degree of subjectivity because the Company used a complex valuation methodology that incorporated significant management assumptions including discount rate, expected volatility, installment payment conversion price, and probability weighting of the company optional redemption and hold to maturity scenarios. Also, this matter caused us to use increased effort including involvement of professionals with specialized skill and knowledge.

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
b.	Assessing whether significant valuation assumption inputs, including discount rate and expected volatility are consistent with those that would be used by market participants through the testing of source information, checking the mathematical accuracy of the calculation, and developing independent estimates for certain inputs and comparing to those selected by management, where applicable; assessing the reasonableness of the installment payment conversion price and probability weighting of the company optional redemption and hold to maturity scenarios by assessing the historical practice and reviewing subsequent events; and
c.	Recalculating fair value of the convertible notes for reasonableness.

●	We tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY

March 24, 2025

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data)

	December 31, 2024	December 31, 2023
Assets:
Current assets:
Cash	$1,185	$19,639
Accounts receivable	18	61
Inventory	—	278
Prepaid expenses, deposits, and other current assets	961	4,520
Total current assets	2,164	24,498
Fixed assets, net	151	1,783
Operating lease right-of-use assets	2,500	4,267
Intangible assets, net	—	1,424
Equity method investment - at fair value	25,637	—
Other assets	208	1,147
Total assets	$30,660	$33,119
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$657	$1,786
Accrued expenses and other current liabilities	5,176	6,626
Operating lease liabilities, current portion	513	1,565
Senior Secured Convertible Notes - at fair value	29,100	44,200
Total current liabilities	35,446	54,177
Operating lease liabilities, less current portion	2,247	2,960
Total liabilities	37,693	57,137
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding 1,412,865 at December 31, 2024 and 1,305,213 shares at December 31, 2023	3,316	2,993
Common stock, $0.001 par value. Authorized, 250,000,000 shares (Note 16); 11,198,977 and 8,578,505 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	11	9
Additional paid-in capital	249,143	237,600
Accumulated deficit	(254,965)	(294,433)
Total PAVmed Inc. Stockholders’ Equity (Deficit)	(2,495)	(53,831)
Noncontrolling interests	(4,538)	29,813
Total Stockholders’ Equity (Deficit)	(7,033)	(24,018)
Total Liabilities and Stockholders’ Equity (Deficit)	$30,660	$33,119

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data)

	Years Ended December 31,
	2024	2023
Revenue	$2,995	$2,452
Operating expenses:
Cost of revenue	4,840	6,420
Sales and marketing	11,627	17,583
General and administrative	24,524	30,947
Amortization of acquired intangible assets	559	2,021
Research and development	5,932	14,276
Total operating expenses	47,482	71,247
Operating loss	(44,487)	(68,795)
Other income (expense):
Interest income	254	505
Interest expense	(45)	(589)
Gain on deconsolidation of subsidiary	72,287	—
Change in fair value - equity method investment	532	—
Change in fair value - Senior Secured Convertible Notes	462	(6,026)
Loss on issue and offering costs - Senior Secured Convertible Note	—	(1,186)
Debt extinguishments loss - Senior Secured Convertible Notes	(2,535)	(3,782)
Debt modification expense	(2,000)	—
Change in fair value - derivative liability	—	(390)
Management fee income	3,850	—
Grant income	109	—
Gain on sale of intellectual property	—	1,000
Other income (expense), net	72,914	(10,468)
Income (loss) before provision for income tax	28,427	(79,263)
Provision for income taxes	—	—
Net income (loss) before noncontrolling interests	28,427	(79,263)
Net loss attributable to the noncontrolling interests	11,364	15,088
Net income (loss) attributable to PAVmed Inc.	39,791	(64,175)
Less: Deemed dividend on Series Z warrant modification	—	(1,791)
Less: Series B Convertible Preferred Stock dividends earned	(329)	(304)
Less: Deemed dividend on Subsidiary Preferred Stock attributable to the noncontrolling interests	(7,496)	—
Net income (loss) attributable to PAVmed Inc. common stockholders	$31,966	$(66,270)
Per share information:
Net income (loss) per share attributable to PAVmed Inc. common stockholders – basic	$3.30	$(9.16)
Net income (loss) per share attributable to PAVmed Inc. common stockholders – diluted	$0.50	$(9.16)
Weighted average common shares outstanding, basic	9,672,199	7,231,546
Weighted average common shares outstanding, diluted	65,291,623	7,231,546

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the YEAR ENDED December 31, 2024

(in thousands, except number of shares and per share data)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance - December 31, 2023	1,305,213	$2,993	8,578,505	$9	$237,600	$(294,433)	$29,813	$(24,018)
Dividends declared - Series B Convertible Preferred Stock	107,652	323	—	—	—	(323)	—	—
Issue common stock - PAVM ATM Facility	—	—	1,032,298	1	1,307	—	—	1,308
Vest - restricted stock awards	—	—	136,096	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	1,084,366	1	2,019	—	—	2,020
Conversions - subsidiary common stock - Senior Secured Convertible Note	—	—	—	—	—	—	3,801	3,801
Exercise - stock options of subsidiary	—	—	—	—	—	—	4	4
Purchase - Employee Stock Purchase Plan	—	—	34,332	—	62	—	—	62
Purchase - subsidiary common stock - Employee Stock Purchase Plan	—	—	—	—	—	—	353	353
Impact of subsidiary equity transactions	—	—	—	—	4,414	—	(4,414)	—
Issuance - vendor service agreement	—	—	333,380	—	350	—	401	751
Issuance - subsidiary preferred stock (Series A-1)	—	—	—	—	—	—	5,670	5,670
Exchange - subsidiary preferred stock (Series A and Series A-1)	—	—	—	—	—	—	(24,294)	(24,294)
Issuance through exchange - subsidiary preferred stock (Series B and Series B-1)	—	—	—	—	—	—	31,790	31,790
Issuance through sale - subsidiary preferred stock (Series B and Series B-1)	—	—	—	—	—	—	24,129	24,129
Subsidiary deemed dividends on preferred stock attributable to noncontrolling interests	—	—	—	—	—	—	(7,496)	(7,496)
Stock-based compensation - PAVmed Inc.	—	—	—	—	2,681	—	—	2,681
Stock-based compensation - subsidiaries	—	—	—	—	360	—	3,408	3,768
Transfer of intellectual property to Lucid Diagnostics Inc	—	—	—	—	350	—	—	350
Deconsolidation of subsidiary	—	—	—	—	—	—	(56,339)	(56,339)
Net income (loss)	—	—	—	—	—	39,791	(11,364)	28,427
Balance - December 31, 2024	1,412,865	$3,316	11,198,977	$11	$249,143	$(254,965)	$(4,538)	$(7,033)

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the YEAR ENDED December 31, 2023

(in thousands, except number of shares and per share data)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total
Balance - December 31, 2022	1,205,759	$2,695	6,300,703	$6	$216,195	$(228,169)	$(408)	$20,615	$10,934
Dividends declared - Series B Convertible Preferred Stock	99,454	298	—	—	—	(298)	—	—	—
Issue common stock - PAVM ATM Facility	—	—	321,288	1	1,823	—	—	—	1,824
Vest - restricted stock awards	—	—	6,666	—	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	1,745,824	2	10,000	—	—	—	10,002
Conversions - subsidiary common stock - Senior Secured Convertible Note	—	—	—	—	—	—	—	167	167
Purchase - Employee Stock Purchase Plan	—	—	45,893	—	198	—	60	—	258
Purchase - subsidiary common stock - Employee Stock Purchase Plan	—	—	—	—	—	—	—	551	551
Issuance - subsidiary common stock - Committed Equity Facility, net of financing charges	—	—	—	—	—	—	—	284	284
Impact of subsidiary equity transactions	—	—	—	—	1,983	—	—	(1,983)	—
Issuance - subsidiary common stock - Settlement APA-RDx - Installment Payment	—	—	—	—	—	—	—	713	713
Issuance - vendor service agreement	—	—	100,000	—	601	—	—	147	748
Issuance - subsidiary preferred stock (Series A)	—	—	—	—	—	—	—	18,625	18,625
Issuance of shares related to reverse stock split	—	—	45,541	—	—	—	—	—	—
Incremental value from Z Warrant modification	—	—	—	—	1,791	(1,791)	—	—	—
Stock-based compensation - PAVmed Inc.	—	—	—	—	4,255	—	—	—	4,255
Stock-based compensation - subsidiaries	—	—	—	—	1,102	—	—	5,782	6,884
Treasury stock	—	—	12,590	—	(348)	—	348	—	—
Net Loss	—	—	—	—	—	(64,175)	—	(15,088)	(79,263)
Balance - December 31, 2023	1,305,213	$2,993	8,578,505	$9	$237,600	$(294,433)	$—	$29,813	$(24,018)

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except number of shares and per share data)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net income (loss) - before noncontrolling interest (“NCI”)	$28,427	$(79,263)

Adjustments to reconcile net income (loss) - before NCI to net cash used in operating activities
Depreciation and amortization expense	1,198	2,932
Stock-based compensation	6,449	11,139
Gain on sale of intellectual property	—	(1,000)
Gain on deconsolidation of subsidiary	(72,287)	—
Change in fair value - equity method investment	(532)	—
APA-RDx: Issue common stock of subsidiary - termination payment	—	713
Amortization of common stock payment for vendor service agreement	598	625
Change in fair value - Senior Secured Convertible Notes	(462)	6,026
Loss on issue - Senior Secured Convertible Note	—	1,111
Debt extinguishment loss - Senior Secured Convertible Note	2,535	3,782
Non-cash lease expense	8	308
Changes in operating assets and liabilities:
Accounts receivable	43	(44)
Prepaid expenses, deposits and current and other assets	832	(246)
Accounts payable	(59)	(918)
Accrued expenses and other current liabilities	(304)	2,799
Net cash flows used in operating activities	(33,554)	(52,036)

Cash flows from investing activities
Purchase of equipment	(55)	(242)
Decrease in cash due to deconsolidation of subsidiary	(16,479)	—
Proceeds from sale of intellectual property to Lucid Diagnostics Inc.	350	—
Proceeds from sale of intellectual property	—	1,000
Net cash flows provided by (used in) investing activities	(16,184)	758

Cash flows from financing activities
Proceeds – issue of preferred stock - subsidiary	29,798	18,625
Proceeds – issue of Senior Secured Convertible Note	—	10,000
Payment – Senior Secured Convertible Note – acceleration floor payments	(531)	(79)
Proceeds – issue of common stock - At-The-Market Facility	1,598	1,533
Proceeds – subsidiary common stock - Committed Equity Facility and At-The-Market Facility	—	284
Proceeds – issue common stock – Employee Stock Purchase Plan	62	259
Proceeds – subsidiary common stock – Employee Stock Purchase Plan	353	551
Proceeds – exercise of stock options issued under equity plan of subsidiary	4	—
Net cash flows provided by financing activities	31,284	31,173
Net increase (decrease) in cash	(18,454)	(20,105)
Cash, beginning of period	19,639	39,744
Cash, end of period	$1,185	$19,639

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

Note 1 — The Company

Description of the Business

PAVmed Inc. (“PAVmed” or the “Company”) is structured to be a multi-product life sciences company organized to advance a pipeline of innovative healthcare technologies. Led by a team of highly skilled personnel with a track record of bringing innovative products to market, PAVmed is focused on innovating, developing, acquiring, and commercializing novel products that target unmet medical needs with large addressable market opportunities. Leveraging our corporate structure—a parent company that will establish distinct subsidiaries for each financed asset—we have the flexibility to raise capital at the PAVmed level to fund product development, or to structure financing directly into each subsidiary in a manner tailored to the applicable product, the latter of which is our current strategy given prevailing market conditions.

Our current focus is multi-fold. We continue to support the commercial expansion and execution of EsoGuard, which is the flagship product of our subsidiary Lucid Diagnostics Inc. (Nasdaq: LUCD) (“Lucid” or “Lucid Diagnostics”), of which we remain the shareholder with the largest voting interest. In addition, through a separate majority-owned subsidiary, Veris Health (“Veris” or “Veris Health”), we are focused in the immediate term on entering into strategic partnership opportunities with leading academic oncology systems to expand access to the Veris Cancer Care Platform, while concurrently developing an implantable physiological monitor, designed to be implanted alongside a chemotherapy port, which will interface with the Veris Cancer Care Platform. In terms of other existing products and technologies, we have adopted an incubator-type platform where we are looking to obtain financing on a product-by-product basis as necessary to advance each asset to a meaningful inflection point along its path to commercialization. Finally, as resources permit, we will continue to explore external innovations that fulfill our project selection criteria without limiting ourselves to any target sector, specialty or condition.

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, common stock purchase warrants, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated $3.0 million of revenue for the year ended December 31, 2024, however the Company expects to continue to experience recurring losses and to generate negative cash flows from operating activities in the near future.

The Company incurred a net income attributable to PAVmed Inc. common stockholders of approximately $32.0 million and had net cash flows used in operating activities of approximately $33.6 million for the year ended December 31, 2024. As of December 31, 2024, the Company had negative working capital of approximately $33.3 million, with such working capital inclusive of the Senior Secured Convertible Notes classified as a current liability of an aggregate of approximately $29.1 million and approximately $1.2 million of cash.

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

Note 3 — Summary of Significant Accounting Policies

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company has a controlling financial interest in Veris Health Inc., with the corresponding noncontrolling interest included as a separate component of consolidated stockholders’ equity (deficit), including the recognition in the consolidated statement of operations of a net loss attributable to the noncontrolling interest based on the respective minority-interest equity ownership of each subsidiary. As of September 10, 2024, PAVmed ceased to have a controlling financial interest in Lucid Diagnostics and therefore PAVmed’s consolidated results of operations include Lucid Diagnostics’ results of operations only through that date. The deconsolidation of Lucid Diagnostics has resulted in a gain recognized in PAVmed’s statement of operations for the period ended December 31, 2024. From September 10, 2024, PAVmed has elected the fair value option to account for its equity method investment in Lucid Diagnostics. See below and Note 4, Equity Method Investment for a discussion on the impact of the deconsolidation of Lucid Diagnostics. See Note 17, Noncontrolling Interest, for a discussion of each of the subsidiaries noted above. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

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

Included in the Company’s cash as of December 31, 2024 and December 31, 2023 is $299 related to a restricted deposit account for a standby letter of credit associated with our corporate headquarters which has a lease maturity date in 2030.

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

Revenue Recognition

Revenues are recognized when the satisfaction of the performance obligation occurs, in an amount that reflects the consideration the Company expects to collect in exchange for those services. The Company’s revenue through the date of Lucid’s deconsolidation from PAVmed’s results of operations as of September 10, 2024, was primarily generated by Lucid’s laboratory testing services utilizing its EsoGuard Esophageal DNA tests. (As a result of the deconsolidation, however, such revenue will no longer be included in the Company’s consolidated revenue.) The services are completed upon release of a patient’s test result to the ordering healthcare provider. Revenue recognized is inclusive of both variable consideration in connection with an individual patient’s third-party insurance coverage policy and fixed consideration in connection with a contracted services arrangement with an unrelated third party legal entity. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, Revenue from Contracts with Customers, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The key aspects considered by the Company in determining recognized revenue during the period covered by the financial statements herein (during which revenue generated by Lucid during the pre-deconsolidation period that met this criteria is included in our results of operations) include the following:

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

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted under both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, which requires the Company to make certain weighted average valuation estimates and assumptions for stock-based awards, principally as follows:

●	With respect to the PAVmed 2014 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of PAVmed Inc. common stock over the period commensurate with the expected term with respect to stock options granted to the board of directors and employees in the years ended December 31, 2024 and 2023;

●	With respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of Lucid Diagnostics common stock and the volatilities of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to employees in the years ended December 31, 2024 and 2023;

●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with either the expected term or the remaining contractual term, as applicable, of the stock option; and,

●	The expected dividend yield is based on annual dividends of $0.00 as there have not been dividends paid to-date, and there is no plan to pay dividends for the foreseeable future.

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

As of December 31, 2024 and 2023, the carrying values of cash, and accounts payable, approximate their respective fair value due to the short-term nature of these financial instruments.

Equity Method Investments

Businesses that are not consolidated, but over which PAVmed exercises significant influence, are accounted for under the equity method of accounting. The determination as to whether or not PAVmed exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with PAVmed’s holdings in common stock in that company. PAVmed has elected the fair value option to account for its equity method investment, Lucid Diagnostics, beginning on September 10, 2024 through the period ended December 31, 2024.

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

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The estimated fair value adjustment of the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and (through September 10, 2024, Lucid’s deconsolidation date) the Lucid March 2023 Senior Convertible Note are presented in a single line item within other income (expense) in the accompanying consolidated statement of operations (as provided for by ASC 825-10-50-30(b)). Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”) (for which there was no such adjustment with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note or (through September 10, 2024, Lucid’s deconsolidation date) the Lucid March 2023 Senior Convertible Note).

Note 3 — Summary of Significant Accounting Policies - continued

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

Patent Costs and Purchased Patent License Rights

Patent related costs in connection with filing and prosecuting patent applications and patents filed by the Company are expensed as incurred and are included in the line item captioned “general and administrative expenses” in the accompanying consolidated statements of operations. Patent fee reimbursement expense incurred under the patent license agreement agreements are included in the line item captioned “general and administrative” expenses in the accompanying consolidated statements of operations.

The Company has entered into agreements with third parties to acquire technologies for potential commercial development. Such agreements generally require an initial payment by the Company when the contract is executed. The purchase of patent license rights for use in research and development activities, including product development, are expensed as incurred and are classified as research and development expense. Additionally, the Company may be obligated to make future royalty payments in the event the Company commercializes the technology and achieves a certain sales volume, which is included in cost of revenues in the accompanying consolidated statements of operations. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 730, “Research and Development”, (“ASC 730”), expenditures for research and development, including upfront licensing fees and milestone payments associated with products not yet been approved by the United States Food and Drug Administration (“FDA”), are charged to research and development expense as incurred. Future contract milestone and /or royalty payments will be recognized as expense when achievement of the milestone is determined to be probable and the amount of the corresponding milestone can be objectively estimated.

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

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of December 31, 2024 and 2023.

Note 3 — Summary of Significant Accounting Policies - continued

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2024, the Company does not have any unrecognized tax benefits resulting from uncertain tax positions.

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. There were no amounts accrued for penalties or interest as of December 31, 2024 and December 31, 2023 or recognized during the years ended December 31, 2024 and 2023. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

Earnings Per Share

Earnings per share is computed by dividing each respective net income or net loss by the number of “basic weighted average common shares outstanding” and “diluted weighted average shares outstanding” for the reporting period indicated. The basic weighted-average shares common shares outstanding are computed on a weighted average based on the number of days the shares of common stock of the Company are issued and outstanding during the respective reporting period indicated. The diluted weighted average common shares outstanding are the sum of the basic weighted-average common shares outstanding plus the number of common stock equivalents’ incremental shares on an if-converted basis, computed using the treasury stock method, computed on a weighted average based on the number of days the incremental shares would potentially be issued and outstanding during the periods indicated, if dilutive. The Company’s common stock equivalents include convertible preferred stock, convertible debt, common stock purchase warrants, and stock options and unvested restricted stock awards granted under the PAVmed Inc. 2024 Long-Term Incentive Equity Plan.

Notwithstanding, as the Company has a net loss for the reporting period ended December 31, 2023, only the basic weighted average common shares outstanding are used to compute the basic and diluted net loss per share attributable to PAVmed Inc. common stockholders, for the reporting period ended December 31, 2023.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance was adopted by the Company effective December 31, 2024, on a retrospective basis. The adoption of the ASU did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 20, Segment Information for further information on the Company’s reportable segment.

Recent Accounting Standards Updates Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update enhances financial statement disclosures by requiring public business entities to disclose specified information about certain costs and expenses including the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each relevant expense caption. The update also requires disclosure of certain amounts that are already required to be disclosed under current GAAP, disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update may be applied either prospectively or retrospectively and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

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

Upon deconsolidation, the Company owned 31,302,444 shares of Lucid Diagnostics common stock, which were valued at $25.1 million, resulting in a gain on deconsolidation of $72.3 million in the accompanying consolidated statements of operations for the year ended December 31, 2024. The Company recorded the following:

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

Note 4 — Equity Method Investment - continued

The following presents summarized financial information related to Lucid accounted for under the equity method as of December 31, 2024. This aggregate information has been compiled from the financial statements of Lucid.

December 31, 2024
Cash	$22,358
Other current assets	2,790
Non-current assets	5,567
Total assets	30,715
Current liabilities	23,524
Non-current liabilities	1,800
Shareholders’ deficit	5,391
Total liabilities and stockholders’ deficit	$30,715

Year ended December 31, 2024	January 1, 2024 - September 10, 2024	September 11, 2024 - December 31, 2024	Total

Revenue	$2,919	$1,427	$4,346
Net income (loss)	$(38,152)	$(14,873)	$(53,025)

*Lucid was consolidated and included in PAVmed’s consolidated results for the period of January 1, 2024 through September 10, 2024. The amounts from September 11, 2024 through December 31, 2024 were not included in PAVmed’s consolidated results.

At September 10, 2024 and December 31, 2024, the fair value of the Company’s investment in Lucid was $25.1 million and $25.6 million, respectively, with the company recognizing an unrealized gain on its investment in Lucid of $0.5 million in the accompanying consolidated statements of operations for the year ended December 31, 2024. The fair value of shares of Lucid’s common stock held by the Company was determined using the closing price of Lucid’s common stock per share on September 10, 2024 and December 31, 2024 of $0.802 and $0.819, respectively. At September 10, 2024 and December 31, 2024, PAVmed held approximately 40% of Lucid’s common stock voting interest.

Lucid - Management Services Agreement

Lucid’s daily operations are also managed in part by personnel employed by the Company, for which the Company records management fee income, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with Lucid. The MSA does not have a termination date, but may be terminated by Lucid. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by the Company’s personnel to Lucid, with any such change in the MSA Fee being subject to approval of the boards of directors of each of the Company and Lucid. The respective companies’ boards of directors approved an amendment to the MSA to increase the MSA Fee to $833 per month, effective January 1, 2024. In August 2024, the respective companies’ boards of directors approved the Company to enter into a ninth amendment to the MSA. Under this amendment, the monthly fee due to the Company from Lucid was increased from $833 to $1,050, effective July 1, 2024. During the period following the deconsolidation of Lucid from the Company’s results of operations, i.e., from September 11, 2024 through December 31, 2024, MSA fee income was $3,850.

Transfer of Intellectual Property to Lucid

On September 27, 2024, the Company entered into an Assignment of Patent Rights with PAVmed, pursuant to which PAVmed assigned certain patent rights to the Company related to the EsoCheck device. In consideration of the assignment the Company agreed to pay PAVmed a $350 assignment fee.

Note 5 — Revenue from Contracts with Customers

Revenue Recognized

In the year ended December 31, 2024, the Company recognized total revenue of $2,995, primarily resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the year ended December 31, 2023 was $2,452, primarily resulting from the delivery of patient EsoGuard test results.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the year ended December 31, 2024, the cost of revenue was $4,840, primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the year ended December 31, 2023 was $6,420, primarily related to costs for our laboratory operations and EsoCheck device supplies.

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	December 31, 2024	December 31, 2023
Advanced payments to service providers and suppliers	$115	$739
Prepaid insurance	233	848
Deposits	347	2,672
Veris Box supplies	266	261
Total prepaid expenses, deposits and other current assets	$961	$4,520

Note 7 — Fixed Assets

Fixed assets, less accumulated depreciation, consisted of the following as of:

	Estimated Useful Life	December 31, 2024	December 31, 2023
Computer and office equipment	2-5 years	$600	$835
Laboratory equipment	3-7 years	553	2,255
Furniture and fixtures	3-5 years	248	394
Leasehold improvements	(1)	1	2
Assets under construction	n/a	2	16
Total Fixed Assets		1,404	3,502
Less Accumulated Depreciation		(1,253)	(1,719)
Total Fixed Assets, net		$151	$1,783

(1)	Lesser of remaining lease term or estimated useful life.

Depreciation expense of $639 and $911 for the years ended December 31, 2024 and 2023, respectively, is included in general and administrative expenses in the accompanying consolidated statements of operations.

Note 8 — Leases

The components of lease expense were as follows:

	Years Ended December 31,
	2024	2023
Operating lease cost	$1,520	$1,871
Short-term lease cost	53	89
Variable lease cost	102	113
Total lease cost	$1,675	$2,073

The Company’s future lease payments as of December 31, 2024, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s consolidated balance sheets are as follows:

2025	$708
2026	724
2027	594
2028	471
2029	481
Thereafter	367
Total lease payments	$3,345
Less: imputed interest	(585)
Present value of lease liabilities	$2,760

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,537	$1,563
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,728
Weighted-average remaining lease term - operating leases (in years)	5.03	4.62
Weighted-average discount rate - operating leases	7.875%	7.875%

As of December 31, 2024 and December 31, 2023, the Company’s right-of-use assets from operating leases were $2,500 and $4,267, respectively, which are reported in operating lease right-of-use assets in the consolidated balance sheets. As of December 31, 2024 and December 31, 2023, the Company had outstanding operating lease obligations of $2,760 and $4,525, respectively, of which $513 and $1,565, respectively, are reported in operating lease liabilities, current portion and $2,247 and $2,960, respectively, are reported in operating lease liabilities less current portion in the Company’s consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market. Following the deconsolidation of Lucid, the Company had removed right-of-use assets and operating lease liabilities related to Lucid. See Note 4, Equity Method Investment, for additional information on the Lucid deconsolidation.

Note 9 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	December 31, 2024	December 31, 2023
Defensive asset	60 months	$—	$2,105
Laboratory licenses and certifications and laboratory information management software	24 months	—	3,200
Other	1 year	70	70
Total Intangible assets		70	5,375
Less Accumulated Amortization		(70)	(3,951)
Intangible Assets, net		$—	$1,424

Amortization expense of the intangible assets discussed above was $559 and $2,021 for the years ended December 31, 2024 and 2023, respectively, and is included in amortization of acquired intangible assets in the accompanying consolidated statements of operations. Following the deconsolidation of Lucid, the Company had a net balance of $0 of intangible assets with no future amortization expense. See Note 4, Equity Method Investment, for additional information on the Lucid deconsolidation.

Note 10 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following items as of:

	December 31, 2024	December 31, 2023
Compensation and Employee Benefits	$1,151	$2,507
CWRU Amended License Agreement - Royalty fee	—	96
Operating expenses	1,011	3,246
Debt modification fee and payments to debt holder	2,652	—
Other current liabilities	362	777
Total accrued expenses and other current liabilities	$5,176	$6,626

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

Note 12 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2024
Assets:
Investment in Lucid Diagnostics, Inc common stock	$25,637	$—	$—	$25,637
Total assets at fair value	$25,637	$—	$—	$25,637
Liabilities:
Senior Secured Convertible Note - April 2022	—	—	20,300	20,300
Senior Secured Convertible Note - September 2022	—	—	8,800	8,800
Total liabilities at fair value	$—	$—	$29,100	$29,100

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2023
Liabilities:
Senior Secured Convertible Note - April 2022	$—	$—	$19,000	$19,000
Senior Secured Convertible Note - September 2022	—	—	11,250	11,250
Lucid Senior Secured Convertible Note - March 2023	—	—	13,950	13,950
Total liabilities at fair value	$—	$—	$44,200	$44,200

[1]	There were no transfers between the respective Levels during the year ended December 31, 2024.

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

Note 12 — Financial Instruments Fair Value Measurements - continued

The estimated fair value of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note as of December 31, 2024, the Lucid March 2023 Senior Convertible Note as of September 10, 2024 (the date of deconsolidation), and the estimated fair value of the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the Lucid March 2023 Senior Convertible Note as of December 31, 2023, were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	April 2022 Senior Convertible Note: December 31, 2024	September 2022 Senior Convertible Note: December 31, 2024	Lucid March 2023 Senior Convertible Note: September 10, 2024
Fair Value	$20,300	$8,800	$10,350
Face value principal payable	$17,602	$7,627	$9,014
Required rate of return	9.100%	8.900%	9.70%
Conversion Price	$75.00	$75.00	$5.00
Value of common stock	$0.63	$0.63	$0.80
Expected term (years)	0.04 - 0.26	0.69	0.53
Volatility	160.00%	160.00%	60.00%
Risk free rate	4.27% - 4.31%	4.12%	4.51%
Dividend yield	—%	—%	—%

	April 2022 Senior Convertible Note: December 31, 2023	September 2022 Senior Convertible Note: December 31, 2023	Lucid March 2023 Senior Convertible Note: December 31, 2023
Fair Value	$19,000	$11,250	$13,950
Face value principal payable	$17,602	$9,062	$11,019
Required rate of return	10.00% - 10.50%	10.00% - 10.20%	10.00%
Conversion Price	$75.00	$75.00	$5.00
Value of common stock	$4.12	$4.12	$1.41
Expected term (years)	0.26 - 1.26	0.69 - 1.69	1.22
Volatility	85.00%	85.00%	60.00%
Risk free rate	4.54% - 5.25%	4.31% - 4.96%	4.56%
Dividend yield	—%	—%	—%

The estimated fair values recognized utilized PAVmed’s and Lucid’s common stock prices, along with certain Level 3 inputs (as presented in the respective tables above), in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models and analyses, including the respective common stock prices, as compared to the floor price on conversions, the dividend yields, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, probability weighting on the likelihood as of December 31, 2024 of shareholder approval of then-pending exchange of the April 2022 Senior Convertible Note and a portion of the September 2022 Senior Convertible Note in exchange for shares of the Company’s Series C Preferred Stock (which exchange was approved and consummated in January 2025), probability weighting on the likelihood as of September 10, 2024 of the Lucid March 2023 Senior Convertible Note of Lucid exercising the Company’s optional redemption clause and a hold to maturity scenario (which Lucid elected to exercise the Company’s redemption option in November 2024), assumptions regarding the estimated volatility in the value of the respective common stock prices. Changes in these assumptions can materially affect the recognized estimated fair values.

Note 13 — Debt

The fair value and face value principal outstanding of the Senior Convertible Notes as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2025	7.875%	$75.00	$17,602	$20,300
September 2022 Senior Convertible Note	September 8, 2025	7.875%	$75.00	7,627	8,800
Balance as of December 31, 2024				$25,229	$29,100

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2025	7.875%	$75.00	$17,602	$19,000
September 2022 Senior Convertible Note	September 8, 2025	7.875%	$75.00	9,062	11,250
Lucid March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	11,019	13,950
Balance as of December 31, 2023				$37,683	$44,200

The changes in the fair value of debt during the year ended December 31, 2024 is as follows:

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - December 31, 2023	$19,000	$11,250	$13,950	$44,200	$—
Installment repayments – common stock	—	(1,435)	(2,005)	(3,440)	—
Non-installment payments – common stock	—	(143)	(787)	(930)	—
Deconsolidation of Lucid Diagnostics	—	—	(10,268)	(10,268)	—
Change in fair value	1,300	(872)	(890)	(462)	462
Fair Value at December 31, 2024	$20,300	$8,800	$—	$29,100
Other Income (Expense) - Change in fair value – year ended December 31, 2024					$462

The changes in the fair value of debt during the year ended December 31, 2023 is as follows:

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - December 31, 2022	$22,000	$11,650	$—	$33,650	$—
Face value principal – issue date	—	—	11,111	11,111	—
Fair value adjustment – issue date	—	—	789	789	(789)
Installment repayments – common stock	(3,895)	(2,188)	(92)	(6,175)	—
Non-installment payments – common stock	(249)	(114)	(49)	(412)	—
Change in fair value	1,144	1,902	2,191	5,237	(5,237)
Fair Value at December 31, 2023	$19,000	$11,250	$13,950	$44,200
Other Income (Expense) - Change in fair value – year ended December 31, 2023					$(6,026)

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

In consideration of a prior covenant waiver and maturity extension agreed to in March 2024, the Company agreed to pay the holder of the notes $2,000 in cash (or in such other form as may be mutually agreed in writing). The covenant waiver and maturity extension fee was recognized as debt modification expense on the Company’s consolidated statement of operations, and is currently included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets as of December 31, 2024.

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

In the year ended December 31, 2024, approximately $1,435, of principal repayments along with approximately $143, of interest expense thereon, were settled through the issuance of 1,084,366, shares of common stock of the Company, with such shares having a fair value of approximately $2,020, (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). In addition, during the year ended December 31, 2024, the Company agreed to pay $1,059, in cash related to acceleration floor payments on these notes related to the conversion price being below the floor price, which is included in debt extinguishment loss on the Company’s consolidated statements of operations. As of December 31, 2024, approximately $652 of acceleration floor payments owed to the holder are included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets. The conversions and floor acceleration payments resulted in debt extinguishment losses of $1,501 in the year ended December 31, 2024.

On December 31, 2024, the Company agreed to reduce temporarily, and the Investor consented to reducing temporarily, the contractual conversion price under the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note to equal to 82.5% of the two lowest VWAPs during the last 10 trading days preceding the date of conversion, subject to a conversion floor price of $0.40, during the period from December 31, 2024 through January 15, 2025; provided that the aggregate amount of conversions under the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note during such period may not exceed 3 million shares.

Note 13 — Debt - continued

Subsequent to December 31, 2024, prior to the consummation of the exchange transaction contemplated by the Debt Exchange Agreement (as defined below) on January 17, 2025 as more fully discussed below, approximately $176 of principal repayments along with approximately $26 of interest expense thereon, was settled through the issuance of 401,303 shares of common stock of the Company, with such shares having a fair value of approximately $259 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

On November 15, 2024, the Company entered into an Exchange Agreement (the “Debt Exchange Agreement”) with the holder (the “Holder”) of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note. The Debt Exchange Agreement provided for the exchange of $22.3 million in principal amount of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note and interest thereon for 22,347 shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), of the Company (the “Exchange”). The key terms of the Series C Convertible Preferred Stock can be found on Exhibit 4.1 to this Form 10-K.

On January 17, 2025, after satisfaction of all conditions to closing the Exchange, the parties consummated the transaction on the terms described above. Following consummation of the Exchange, the April 2022 Senior Convertible Note was satisfied in full, and the outstanding principal balance of the remaining September 2022 Senior Convertible Note was approximately $6.6 million In connection with the consummation of the Exchange, the conversion price under the remaining September 2022 Convertible Note was reset to $1.068, the maturity date of such note was extended to December 31, 2025 and the holder of such note waived compliance with the Financial Tests through December 31, 2025.

Lucid Diagnostics - Senior Secured Convertible Note

Following the deconsolidation of Lucid, the Lucid March 2023 Senior Convertible Note is no longer reflected in the Company’s consolidated balance sheets. See Note 4, Equity Method Investment, for additional information on the deconsolidation of Lucid.

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

During the year ended December 31, 2024, the Company recognized debt extinguishment losses in total of approximately $2,535, in connection with the Company or Lucid (as applicable) issuing shares of its common stock for principal repayments on convertible debt mentioned above. During the year ended December 31, 2023, the Company recognized debt extinguishment losses in total of approximately $3,782.

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

A total of 1,835,970 shares of common stock of PAVmed are reserved for issuance under the PAVmed 2014 Equity Plan, with 247,109 shares available for grant as of December 31, 2024. The share reservation is not diminished by a total of 66,720 PAVmed stock options and restricted stock awards granted outside the PAVmed 2014 Equity Plan as of December 31, 2024. In January 2025, the number of shares available for grant was increased by 576,170 in accordance with the evergreen provisions of the plan.

PAVmed Stock Options

PAVmed stock options granted under the PAVmed 2014 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2022(4)	771,153	$40.70	7.4	$—
Granted(1)	576,975	$6.87
Exercised	—	$—
Forfeited	(155,670)	$26.51
Outstanding stock options at December 31, 2023	1,192,458	$26.18	7.3	$—
Granted(1)	80,500	$2.26
Exercised	—	$—
Forfeited	(207,639)	$20.37
Outstanding stock options at December 31, 2024(3)	1,065,319	$25.50	6.5	$—
Vested and exercisable stock options at December 31, 2024	860,223	$30.13	6.1	$—

(1)	Stock options granted under the PAVmed 2014 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the PAVmed common stock on each of December 31, 2024 and December 31, 2023 and the exercise price of the underlying PAVmed stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above are inclusive of 60,054 stock options granted outside the PAVmed 2014 Equity Plan, as of December 31, 2024 and December 31, 2023.

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

In January 2025, the Company accepted from employees the voluntary forfeiture of approximately 494,202 of previously granted PAVmed stock options, each with an exercise price greater than $4.00 per share and collectively with a weighted average exercise price of $23.38 per share. None of the forfeitures were from officers or board members.

Note 14 — Stock-Based Compensation - continued

PAVmed Restricted Stock Awards

PAVmed restricted stock awards granted under the PAVmed 2014 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding restricted stock awards as of December 31, 2022	64,998	$45.76
Granted	12,195	$5.79
Vested	(6,666)	$46.50
Forfeited	—	$—
Unvested restricted stock awards as of December 31, 2023	70,527	$38.77
Granted	390,000	1.85
Vested	(136,096)	2.03
Forfeited	—	—
Unvested restricted stock awards as of December 31, 2024	324,431	$9.80

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

Following the deconsolidation of Lucid, the Lucid Diagnostics 2018 Long-Term Equity Plan is no longer reflected in the Company’s consolidated statements of operations. Lucid continues to be responsible for administering its equity plan. See Note 4, Equity Method Investment, for additional information on the deconsolidation of Lucid Diagnostics.

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2022	2,565,377	$3.14	8.3	$428
Granted(1)	3,618,000	$1.32
Exercised	—	$—
Forfeited	(678,994)	$2.75
Outstanding stock options at December 31, 2023	5,504,383	$2.00	8.5	$765
Granted(1)	3,604,000	$1.22
Exercised	(3,333)	$1.31
Forfeited	(437,501)	$1.70
Outstanding stock options at September 10, 2024(3)	8,667,549	$1.69	8.2	$191
Vested and exercisable stock options at September 10, 2024	3,071,767	$2.25	7.0	$191

(1)	Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of September 10, 2024 and December 31, 2023 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above are inclusive of 523,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of September 10, 2024 and December 31, 2023.

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

Note 14 — Stock-Based Compensation - continued

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2022	2,091,420	$11.44
Granted	550,000	1.29
Vested	(303,980)	11.95
Forfeited	—	—
Unvested restricted stock awards as of December 31, 2023	2,337,440	$8.99
Granted	1,600,000	1.03
Vested	(26,912)	4.56
Forfeited	(13,088)	4.56
Unvested restricted stock awards as of September 10, 2024	3,897,440	$5.77

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

Consolidated Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized by each of PAVmed and (through September 10, 2024, the date of PAVmed’s deconsolidation of Lucid) Lucid Diagnostics for both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Years Ended December 31,
	2024	2023
Cost of revenue	$112	$122
Sales and marketing expenses	1,100	1,715
General and administrative expenses	4,370	7,935
Research and development expenses	867	1,367
Total stock-based compensation expense	$6,449	$11,139

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

	Years Ended December 31,
	2024	2023
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$81	$63
Lucid Diagnostics 2018 Equity Plan – sales and marketing	849	948
Lucid Diagnostics 2018 Equity Plan – general and administrative	1,484	4,455
Lucid Diagnostics 2018 Equity Plan – research and development	356	296
PAVmed 2014 Equity Plan - cost of revenue	30	37
PAVmed 2014 Equity Plan - sales and marketing	136	463
PAVmed 2014 Equity Plan - general and administrative	5	173
PAVmed 2014 Equity Plan - research and development	148	387
Total stock-based compensation expense – recognized by Lucid Diagnostics	$3,089	$6,822

The consolidated unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under the PAVmed 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
PAVmed 2014 Equity Plan
Stock Options	$921	1.3
Restricted Stock Awards	$368	1.9

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $1.46 per share and $4.90 per share during the years ended December 31, 2024 and 2023, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Year Ended December 31,
	2024	2023
Expected term of stock options (in years)	5.8	5.6
Expected stock price volatility	90%	88%
Risk free interest rate	4.3%	3.8%
Expected dividend yield	—%	—%

Note 14 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.79 per share and $0.88 per share during the years ended December 31, 2024 (through September 10, 2024, the date of PAVmed’s deconsolidation of Lucid) and 2023, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Year Ended December 31,
	2024	2023
Expected term of stock options (in years)	5.7	5.6
Expected stock price volatility	73%	74%
Risk free interest rate	4.3%	3.9%
Expected dividend yield	—%	—%

PAVmed Inc. Employee Stock Purchase Plan (“PAVmed ESPP”)

A total of 34,332 shares and 38,216 shares of common stock of the Company were purchased for proceeds of approximately $62 and $182, on March 31, 2024 and 2023, respectively, under the PAVmed ESPP. A total of 20,267 shares of common stock of the Company were purchased for proceeds of approximately $76 on September 30, 2023 under the PAVmed ESPP. The March 31, 2023 purchase was partially settled through the redeployment of 12,590 shares of treasury stock. The PAVmed ESPP has a total reserve of 300,001 shares of common stock of PAVmed of which 139,863 shares are available for issue as of December 31, 2024. In January 2025, the number of shares available-for-issue was increased by 166,667 in accordance with the evergreen provisions of the plan.

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

Note 15 — Preferred Stock

As of December 31, 2024 and December 31, 2023, there were 1,412,865 and 1,305,213 shares of PAVmed Series B Convertible Preferred Stock, classified in permanent equity, issued and outstanding, respectively.

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

PAVmed Series B Convertible Preferred Stock Dividends Earned

The Series B Convertible Preferred Stock dividends earned are included in the calculation of basic and diluted net loss attributable to PAVmed common stockholders for each of the respective corresponding periods presented in the accompanying consolidated statement of operations, inclusive of $329 of such dividends earned in the year ended December 31, 2024; and $304 of such dividends earned in the year ended December 31, 2023.

PAVmed Series B Convertible Preferred Stock Dividends Declared

During the year ended December 31, 2024, the Company’s board of directors declared an aggregate of approximately $323 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2023; March 31, 2024; June 30, 2024; and September 30, 2024, which have been settled by the issue of an additional aggregate 107,652 shares of Series B Convertible Preferred Stock.

During the year ended December 31, 2023, the Company’s board of directors declared an aggregate of approximately $298 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2022; March 31, 2023; June 30, 2023; and September 30, 2023, which have been settled by the issue of an additional aggregate 99,454 shares of Series B Convertible Preferred Stock.

Subsequent to December 31, 2024, in January 2025, the Company’s board of directors declared a PAVmed Series B Convertible Preferred Stock dividend, earned as of December 31, 2024, of $85, to be settled by the issue of 28,270 additional shares of Series B Convertible Preferred Stock.

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

PAVmed Series C Convertible Preferred Stock

Subsequent to December 31, 2024, on January 17, 2025, the Company issued 25,000 of Series C Convertible Preferred Stock. Each share of Series C Convertible Preferred Stock has a stated value of $1,000, and entitles the holder thereof to a preferred dividend at a rate of 7.875% per annum, payable quarterly in arrears. Dividends on each share of Series C Convertible Preferred Stock may be settled in shares of the Company’s common stock (subject to satisfaction of certain equity-related conditions) or by capitalizing the dividend by increasing the stated value of such share. Subsequent to December 31, 2024, the Company has issued 1,000,000 shares of our common stock in connection with the conversion of 400 shares of PAVmed Series C Convertible Preferred Stock.

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

On February 14, 2025, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company had regained compliance with the Nasdaq continued listing standard under Nasdaq Listing Rule 5550(b)(1), which requires, among other things, that the Company maintain at least $2.5 million in stockholders’ equity. The Company achieved compliance through (1) the Exchange, which was consummated on January 17, 2025, (2) the issuance of shares of Series C Preferred Stock for an aggregate purchase price of $2.653 million, which was consummated on January 24, 2025, and (3) a reduction in operating expenses as a result of the Company’s completed deconsolidation of Lucid from its balance sheet, each of which transactions was previously disclosed. As a result, the Company met the terms of the Panel’s decision.

Separately, on January 23, 2025, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days (through January 22, 2025), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until July 22, 2025) to regain compliance. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days. The notification letter also stated that, in the event the Company does not regain compliance within the initial 180-day period, the Company may be eligible for an additional 180-day period. If the Company is not eligible for the additional 180-day period, or if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, the Nasdaq Listing Qualifications Department will provide notice after the end of the initial 180-day period that the Company’s securities will be subject to delisting. The Nasdaq notification has no effect at this time on the listing of the Company’s common stock or Series Z warrants, and the common stock and Series Z warrants will continue to trade uninterrupted under the symbol “PAVM” and “PAVMZ,” respectively.

During the year ended December 31, 2024 a total of 34,332 shares of common stock of the Company were issued under the PAVmed ESPP. See Note 14, Stock-Based Compensation, for a discussion of each of the PAVmed 2014 Equity Plan and the PAVmed ESPP.

In the year ended December 31, 2024, 1,084,366 shares of the Company’s common stock were issued upon conversion, at the election of the holder, of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note, for $1,435 face value principal repayments, as discussed in Note 13, Debt. Subsequent to December 31, 2024, as of March 20, 2025, the Company issued 401,303 shares of common stock upon conversion of these notes, with such shares having a fair value of approximately $259.

Note 16 — Common Stock and Common Stock Purchase Warrants - continued

In the year ended December 31, 2024, the Company sold 1,032,298 shares through their at-the-market equity facility for net proceeds of approximately $1,308, after payment of 3% commissions. Subsequent to December 31, 2024, as of March 20, 2025, the Company sold 1,210,704 shares through its at-market equity facility for net proceeds of approximately $837, after payment of 3% commissions.

In the year ended December 31, 2024, the Company issued 333,380 shares of common stock to vendors in exchange for $350 of agreed upon services, which is included in general and administrative operating expenses on the Company’s consolidated statement of operations. Subsequent to December 31, 2024, as of March 20, 2025, the Company issued 77,408 shares of common stock to vendors in exchange for $50 of agreed upon services.

Subsequent to December 31, 2024, on February 18, 2025, the Company and Veris, entered into subscription agreements (each, a “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase (the “Offering”) 2,574,350 shares of the Company’s common stock and pre-funded warrants to purchase 756,734 shares of the Company’s common stock (the “Pre-Funded Warrants”), at a purchase price of $0.7115 per share or warrant share (as applicable). In addition, Veris agreed to issue to each Investor approximately 0.2033 shares of Veris’ common stock for each share or warrant share (as applicable) purchased by such Investor, for an aggregate of 677,143 shares of Veris’ common stock. On February 21, 2025, the Company consummated the Offering, generating gross proceeds to the Company of $2.37 million. The proceeds of the offering will be used to resume development activities related to Veris’ implantable physiological monitor and for general working capital purposes.

The Subscription Agreement contains customary representations, warranties, covenants and indemnities of the Company and the Investors, as well as a covenant by the Company to provide the Investors with protection against subsequent equity raises by the Company or Veris at a lower purchase price (solely to the extent the Investors continue to hold the shares issued in the Offering), with such protection to be effected through the issuance of additional shares of Veris’ common stock. In addition, the Company (i) agreed to solicit the affirmative vote of its stockholders by no later than its next meeting of stockholders, which will be held no later than June 30, 2025, for approval, for the purposes of the rules of The Nasdaq Stock Market LLC, of the issuance of all of the shares underlying the Pre-Funded Warrants, and to hold additional meetings quarterly thereafter to the extent such approval is not obtained, (ii) granted the Investors a 100% participation right in future offerings of equity securities of the Company or its majority-owned subsidiaries, subject to existing participation rights of the Company’s debt holder, and (iii) agreed not to incur, and not to permit its majority-owned subsidiaries to incur, any indebtedness until August 18, 2026, subject to certain exceptions. In accordance with the Subscription Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of the Company’s common stock issued in the Offering, including the shares underlying the Pre-Funded Warrants.

The Pre-Funded Warrants become exercisable upon the receipt of the stockholder approval described above, expire on February 18, 2030, and have an exercise price of $0.001 per share, subject to adjustment as described below. The Pre-Funded Warrants may be exercised for cash, or on a cashless basis. In the event the Pre-Funded Warrants are exercised on a cashless basis, the holder will be entitled to receive a number of shares of the Company’s common stock equal to (x) the excess of the market value of the Company’s common stock over the exercise price, multiplied by (y) the number of shares as to which the Pre-Funded Warrant is being exercised, divided by (z) the market value of the Company’s common stock. The exercise price and number and type of securities or other property issuable on exercise of the Pre-Funded Warrants may be adjusted in certain circumstances, including in the event of a stock split or combination, stock dividend, or a recapitalization, reorganization, merger or similar transaction. In addition, a holder of the Pre-Funded Warrants will be entitled to participate in rights offerings or pro rata distributions by the Company. However, there will be no adjustment for issuances of shares of common stock at a price below the exercise price.

Subsequent to December 31, 2024, in January 2025, the Company received shareholder approval to amend its certificate of incorporation, as amended, to increase the total number of shares of common stock the Company is authorized to issue by 200 million shares from 50 million shares to 250 million shares. An amendment effecting such change was filed with the Secretary of State of Delaware on January 15, 2025.

Note 16 — Common Stock and Common Stock Purchase Warrants - continued

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

Common Stock Purchase Warrants

As of December 31, 2024 and December 31, 2023, Series Z Warrants outstanding totaled 11,937,450 representing the right to purchase 795,830 shares of the Company’s common stock. The Series Z Warrants are now exercisable to purchase one whole share of common stock of the Company at an exercise price of $23.48 (previously $24.00 post reverse-split, decreased by $0.52 in connection with the special dividend distribution of Lucid common stock to PAVmed stockholders, discussed above). There were no Series Z Warrants exercised during the year ended December 31, 2024.

Note 17 — Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is summarized for the periods indicated as follows:

	December 31, 2024	December 31, 2023
NCI – equity	$29,813	$20,615
Net loss attributable to NCI	(11,364)	(15,088)
Impact of subsidiary equity transactions	(4,414)	(1,983)
Lucid Diagnostics proceeds from issuance of preferred stock Series A and A-1	5,670	18,625
Lucid Diagnostics exchange of preferred stock Series A and Series A-1	(24,294)	—
Lucid Diagnostics issuance through exchange - Series B and Series B-1	31,790	—
Lucid Diagnostics issuance through sale - Series B and Series B-1	24,129	—
Lucid Diagnostics deemed dividend on preferred stock	(7,496)	—
Lucid Diagnostics proceeds from At-The-Market Facilities, net of deferred financing charges	—	284
Lucid Diagnostics issuance of common stock for settlement of APA-RDx installment and termination payment	—	713
Lucid Diagnostics issuance of common stock for settlement of vendor service agreement	401	147
Lucid Diagnostics 2018 Equity Plan stock option exercise	4	—
Lucid Diagnostics Employee Stock Purchase Plan Purchase	353	551
Conversion of Lucid Diagnostics common stock for Senior Secured Convertible Debt	3,801	167
Stock-based compensation expense - Lucid Diagnostics 2018 Equity Plan	2,771	5,762
Stock-based compensation expense - Veris Health 2021 Equity Plan	637	20
Deconsolidation of Lucid	(56,339)	$—
NCI – equity	$(4,538)	$29,813

The consolidated NCI presented above is with respect to the Company’s consolidated subsidiaries as a component of consolidated total stockholders’ equity as of December 31, 2024 and December 31, 2023; and the recognition of a net loss attributable to the NCI in the consolidated statement of operations for the periods beginning on the acquisition date of the respective subsidiaries.

Note 17 — Noncontrolling Interest - continued

Lucid Diagnostics — Deconsolidation

As of December 31, 2024, there were 63,071,950 shares of common stock of Lucid Diagnostics issued and outstanding, of which, PAVmed held 31,302,444 shares. On September 10, 2024, following preferred equity transactions completed by Lucid earlier in 2024 and the termination of voting proxies entered into between PAVmed and certain shareholders of Lucid, PAVmed’s voting interest in the Company was reduced to less than 50.0%, resulting in the loss of a controlling financial interest. However, PAVmed retains the ability to exercise significant influence over Lucid. Upon deconsolidation, the Company’s ownership of 31,302,444 shares of Lucid Diagnostics common stock was valued at $25.1 million, which resulted in a gain on deconsolidation of $72.3 million in the accompanying consolidated statements of operations for the year ended December 31, 2024.

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

Note 17 — Noncontrolling Interest - continued

Lucid Diagnostics — Deemed Dividend on Series A and Series A-1 Convertible Preferred Stock Exchange Offer

The fair value of the consideration given in the form of the issue of 31,790 shares of Lucid Series B Convertible Preferred Stock, with such fair value recognized as the carrying value of such issued shares of Lucid Series B Convertible Preferred Stock, as compared to the carrying value of the extinguished Lucid Series A and Lucid Series A-1 Convertible Preferred Stock (carrying value of $24,294), resulting in an excess of fair value of $7.5 million recognized as a deemed dividend charged to accumulated deficit in the consolidated balance sheet on March 13, 2024, with such deemed dividend included as a component of net loss attributable to common stockholders, summarized as follows:

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

Veris Health

As of December 31, 2024, there were 8,000,000 shares of common stock of Veris Health issued and outstanding, of which PAVmed holds an 80.44% majority-interest ownership and PAVmed has a controlling financial interest, with the remaining 19.56% minority-interest ownership held by an unrelated third-party. Accordingly, Veris Health is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the accompanying consolidated balance sheets.

Note 18 — Income Taxes

Income tax (benefit) expense for respective periods noted is as follows:

	Years Ended December 31,
	2024	2023
Current
Federal, State and Local	$—	$—
Deferred
Federal	(6,965)	(16,789)
State and Local	(3,725)	(19,323)
Current and Deferred tax (benefit) expense	(10,690)	(36,112)
Less: Valuation allowance reserve	10,690	36,112
Income tax expense (benefit)	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the respective period noted is as follows:

	Years Ended December 31,
	2024	2023
U.S. federal statutory rate	21.0%	21.0%
U.S. state and local income taxes, net of federal benefit	(8.4)%	6.1%
Permanent differences	4.8%	(2.7)%
Gain on deconsolidation of subsidiary	(53.4)%	—%
Tax credits	(2.2)%	2.2%
Revaluation of state deferred taxes	(1.9)%	—%
Federal deferred true-up	2.4%	5.8%
State deferred true-up	0.1%	13.2%
Valuation allowance	37.6%	(45.6)%
Effective tax rate	—%	—%

Note 18 — Income Taxes - continued

The tax effects of temporary differences which give rise to the net deferred tax assets for the respective period noted is as follows:

	Years Ended December 31,
	2024	2023
Deferred Tax Assets
Net operating loss	$30,439	$67,786
Debt issue costs	—	537
Stock-based compensation expense	4,131	12,304
Lease liabilities	741	1,266
Research and development expenditures	4,434	8,234
Research and development tax credit carryforwards	2,883	3,481
Accrued expenses	249	385
Section 195 deferred start-up costs	19	17
Depreciation & amortization	$—	$800
Deferred tax assets	$42,896	$94,810

Deferred Tax Liabilities
Operating lease right-of-use assets	(671)	(1,194)
Depreciation	(59)	—
Unrealized Gains on Equity Method Investments	(143)	—
Deferred Tax Liabilities	$(873)	$(1,194)

Deferred tax assets, net of deferred tax liabilities	42,023	93,616
Less: valuation allowance	(42,023)	(93,616)
Deferred tax assets, net after valuation allowance	$—	$—

Deferred tax assets and deferred tax liabilities resulting from temporary differences are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of the change in the tax rate is recognized as income or expense in the period the change in tax rate is enacted.

As mentioned in Note 4, Equity Method Investment, on September 10, 2024, PAVmed ceased to have a controlling financial interest in Lucid Diagnostics and therefore PAVmed’s consolidated results of operations include Lucid Diagnostics’ results of operations only through that date. Pursuant to ASC 810-10-40-5, the tax effects of the deconsolidation of Lucid Diagnostics’ are included in the gain on deconsolidation resulting in deferred tax expense of $62.3 million offset by a full valuation allowance of ($62.3) million, netting to zero. Lucid Diagnostics no longer qualifies to be included in PAVmed’s combined unitary state tax returns.

As required by FASB ASC Topic 740, Income Taxes, (ASC 740), a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. Accordingly, the Company evaluated the positive and negative evidence bearing upon the estimated realizability of the net deferred tax assets, and based on the Company’s history of operating losses, concluded it is more-likely-than-not the deferred tax assets will not be realized, and therefore recognized a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, the deferred tax asset valuation allowance decreased by $51.6 million and increased by $36.1 million, respectively. For the year ended December 31, 2024, due to the deconsolidation of Lucid on September 10, 2024, changes to the valuation allowance reported a decrease of $62.3 million in the gain on deconsolidation of Lucid and an increase of ($10.7) million through current year operations, netting to a total change of $51.6 million.

The Company has total estimated federal net operating loss (“NOL”) carryforward of approximately $144.9 million and $236.3 million as of December 31, 2024 and 2023, respectively, which is available to reduce future taxable income, of which approximately $13.8 million have statutory expiration dates commencing in 2037, and approximately $131.1 million which do not have a statutory expiration date. The Company has not yet conducted a formal analysis and the NOL carryforward and general business credits may be subject-to limitation under U.S. Internal Revenue Code (“IRC”) Section 382 (provided there was a greater than 50% ownership change, as computed under such IRC Section 382). The State and Local NOL carryforwards of approximately $213.6 million have statutory expiration dates commencing in 2037. The Company has total estimated research and development (“R&D”) tax credit carryforward of approximately $2.9 million as of December 31, 2024 which are available to reduce future tax expense and have statutory expiration dates commencing in 2037.

Note 18 — Income Taxes - continued

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

Note 19 — Net Income (Loss) Per Share

The Net income (loss) per share - attributable to PAVmed Inc. - basic and diluted and Net income (loss) per share - attributable to PAVmed Inc. common stockholders - basic and diluted - for the respective periods indicated - is as follows:

	Years Ended December 31,
	2024	2023
Numerator
Net income (loss) - before noncontrolling interest	$28,427	$(79,263)
Net income (loss) attributable to noncontrolling interest	11,364	15,088
Net income (loss) - as reported, attributable to PAVmed Inc.	$39,791	$(64,175)

Deemed dividend on Series Z warrant modification	$—	$(1,791)
Series B Convertible Preferred Stock dividends – earned	$(329)	$(304)
Deemed dividend on Subsidiary Preferred Stock attributable to the noncontrolling interests	$(7,496)	$—
Net income (loss) attributable to PAVmed Inc. common stockholders used in basic EPS calculation	$31,966	$(66,270)
Fair Value Adjustment for diluted EPS calculation	$428	$—
Net income (loss) attributable to PAVmed Inc. common stockholders used in dilutive EPS calculation	$32,394	$(66,270)

Denominator
Weighted average common shares outstanding, basic	9,672,199	7,231,546
Weighted average common shares outstanding, diluted	65,291,623	7,231,546

Net income (loss) per share (1)
Net income (loss) per share attributable to PAVmed Inc. common stockholders, basic	$3.30	$(9.16)
Net income (loss) per share attributable to PAVmed Inc. common stockholders, diluted	$0.50	$(9.16)

(1)	- Convertible preferred stock and restricted stock awards would potentially be considered a participating security under the two-class method of calculating net income (loss) per share. For periods where losses are presented, such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net income (loss) per share calculation for the periods indicated.

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

Note 19 — Net Income (Loss) Per Share - continued

Basic weighted-average number of shares of common stock outstanding for the years ended December 31, 2024 and 2023 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for the year ended December 31, 2023, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	December 31,
	2024	2023
Stock options	1,065,319	1,192,458
Restricted stock awards	—	70,527
Series Z Warrants	795,830	795,830
Series B Convertible Preferred Stock	—	87,015
Total	1,861,149	2,145,830

The total stock options are inclusive of 60,054 stock options as of both December 31, 2024 and 2023, granted outside the PAVmed 2014 Equity Plan.

Note 20 — Segment Information

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

Our current focus is multi-fold. We continue to support the commercial expansion and execution of EsoGuard, which is the flagship product of our subsidiary Lucid, of which we remain the shareholder with the largest voting interest. In addition, through a separate majority-owned subsidiary, Veris Health we are focused in the immediate term on entering into strategic partnership opportunities with leading academic oncology systems to expand access to the Veris Cancer Care Platform, while concurrently developing an implantable physiological monitor, designed to be implanted alongside a chemotherapy port, which will interface with the Veris Cancer Care Platform. The Company manages the business activities on a consolidated basis and operates in one reportable segment.

PAVmed’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM uses consolidated net income(loss) to assess segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. The Company’s significant segment expenses and other segment items align with the financial statements line items presented in its the consolidated statements of operations.

During the years ended December 31, 2024 and 2023 revenues resulting from the delivery of patient EsoGuard test results was concentrated in the United States. The measure of segment assets is reported on the balance sheet as total consolidated assets, and concentrated in the United States.

