Form 10-Q
period 2025-03-31
PAVmed Inc.
filed 2025-05-15
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of March 31, 2025 and May 12, 2025, there were 17,093,034 and 17,618,034 shares, respectively, of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan as of such date).

i

Part I - Financial Information

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	March 31, 2025	December 31, 2024
Assets:
Current assets:
Cash	$2,700	$1,185
Accounts receivable	9	18
Prepaid expenses, deposits, and other current assets	929	961
Total current assets	3,638	2,164
Fixed assets, net	114	151
Operating lease right-of-use assets	2,379	2,500
Equity method investment - at fair value	46,641	25,637
Other assets	51	208
Total assets	$52,823	$30,660
Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$369	$657
Accrued expenses and other current liabilities	2,284	5,176
Operating lease liabilities, current portion	528	513
Senior Secured Convertible Notes - at fair value	6,600	29,100
Total current liabilities	9,781	35,446
Operating lease liabilities, less current portion	2,110	2,247
Total liabilities	11,891	37,693
Commitments and contingencies (Note 8)
Mezzanine Equity
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series C Convertible Preferred Stock, stated value $1,016 at March 31, 2025, and issued and outstanding of 1,969 shares at March 31, 2025 and no shares issued and outstanding as of December 31, 2024	2,000	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding of 1,441,135 shares at March 31, 2025 and 1,412,865 shares at December 31, 2024	3,400	3,316
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series C Convertible Preferred Stock, stated value $1,016 at March 31, 2025, and issued and outstanding of 22,511 shares at March 31, 2025 and no shares issued and outstanding as of December 31, 2024	22,878	—
Common stock, $0.001 par value. Authorized, 250,000,000 shares (Note 13); 16,769,619 and 11,198,977 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	17	11
Additional paid-in capital	255,967	249,143
Accumulated deficit	(237,268)	(254,965)
Total PAVmed Inc. Stockholders’ Equity (Deficit)	44,994	(2,495)
Noncontrolling interests	(6,062)	(4,538)
Total Stockholders’ Equity (Deficit)	38,932	(7,033)
Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$52,823	$30,660

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$8	$1,010
Operating expenses:
Cost of revenue	36	1,744
Sales and marketing	247	4,311
General and administrative	4,384	6,678
Amortization of acquired intangible assets	—	372
Research and development	787	1,941
Total operating expenses	5,454	15,046
Operating loss	(5,446)	(14,036)
Other income (expense):
Interest income	8	72
Interest expense	(4)	(16)
Change in fair value - equity method investment	21,004	—
Change in fair value - Senior Secured Convertible Notes	(49)	(2,163)
Debt extinguishments loss - Senior Secured Convertible Notes	(58)	(369)
Debt modification expense	—	(2,000)
Management fee income	3,150	—
Grant income	18	—
Other income (expense), net	24,069	(4,476)
Income (loss) before provision for income tax	18,623	(18,512)
Provision for income taxes	—	—
Net income (loss) before noncontrolling interests	18,623	(18,512)
Net loss attributable to the noncontrolling interests	345	3,300
Net income (loss) attributable to PAVmed Inc.	18,968	(15,212)
Less: Series B Convertible Preferred Stock dividends earned	(86)	(80)
Less: Series C Convertible Preferred Stock dividends earned	(398)	—
Less: Deemed dividend on Series C Convertible Preferred Stock	(789)	—
Less: Deemed dividend on Subsidiary Preferred Stock attributable to the noncontrolling interests	—	(7,496)
Net income (loss) attributable to PAVmed Inc. common stockholders	$17,695	$(22,788)
Per share information:
Net income (loss) per share attributable to PAVmed Inc. common stockholders – basic	$1.28	$(2.62)
Net income (loss) per share attributable to PAVmed Inc. common stockholders – diluted	$0.34	$(2.62)
Weighted average common shares outstanding, basic	13,876,165	8,694,904
Weighted average common shares outstanding, diluted	52,496,401	8,694,904

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2025

(in thousands, except number of shares and per share data - unaudited)

	Mezzanine Equity		PAVmed Inc. Stockholders’ Equity (Deficit)
	Series C Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - December 31, 2024	—	$—	1,412,865	$3,316	—	$—	11,198,977	$11	$249,143	$(254,965)	$(4,538)	$(7,033)
Dividends declared - Series B Convertible Preferred Stock	—	—	28,270	84	—	—	—	—	—	(84)	—	—
Issue common stock - PAVM ATM Facility	—	—	—	—	—	—	1,216,565	1	840	—	—	841
Vest - restricted stock awards	—	—	—	—	—	—	1,016	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	—	—	—	—	401,303	1	259	—	—	260
Impact of subsidiary equity transactions	—	—	—	—	—	—	—	—	2,420	—	(2,420)	—
Issuance - vendor service agreement	—	—	—	—	—	—	77,408	—	50	—	—	50
Issuance - common stock private placement offering with pre-funded warrants and Veris Health common stock issuance, net of issuance costs	—	—	—	—	—	—	2,574,350	3	1,419	—	948	2,370
Issuance through debt exchange - Series C Convertible Preferred Stock, net of financing fees	—	—	—	—	22,347	22,347	—	—	(109)	—	—	22,238
Issuance through unsecured debt obligation cancellation - Series C Convertible Preferred Stock	—	—	—	—	2,653	2,653	—	—	—	—	—	2,653
Conversions - Series C Convertible Preferred Stock	—	—	—	—	(520)	(520)	1,300,000	1	519	—	—	—
Initial reclassification of Series C Convertible Preferred Stock from permanent equity to Mezzanine Equity due to partial redemption feature	2,000	2,000	—	—	(2,000)	(2,000)	—	—	—	—	—	(2,000)
Reclassification of Series C Convertible Preferred Stock to permanent equity from Mezzanine Equity due to increase in stated value due to dividend capitalization	(31)	—	—	—	31	—	—	—	—	—	—	—
Dividends earned - Series C Convertible Preferred Stock	—	—	—	—	—	398	—	—	—	(398)	—	—
Deemed dividend on Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	789	(789)	—	—
Stock-based compensation - PAVmed Inc.	—	—	—	—	—	—	—	—	637	—	—	637
Stock-based compensation - subsidiaries	—	—	—	—	—	—	—	—	—	—	293	293
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	18,968	(345)	18,623
Balance - March 31, 2025	1,969	$2,000	1,441,135	$3,400	22,511	$22,878	16,769,619	$17	$255,967	$(237,268)	$(6,062)	$38,932

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2024

(in thousands, except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - December 31, 2023	1,305,213	$2,993	8,578,505	$9	$237,600	$(294,433)	$29,813	$(24,018)
Dividends declared - Series B Convertible Preferred Stock	26,123	78	—	—	—	(78)	—	—
Issue common stock - PAVM ATM Facility	—	—	133,299	—	495	—	—	495
Conversions - Senior Secured Convertible Note	—	—	112,461	—	307	—	—	307
Conversions - subsidiary common stock - Senior Secured Convertible Note	—	—	—	—	—	—	687	687
Exercise - stock options of subsidiary	—	—	—	—	—	—	4	4
Purchase - Employee Stock Purchase Plan	—	—	34,332	—	62	—	—	62
Purchase - subsidiary common stock - Employee Stock Purchase Plan	—	—	—	—	—	—	353	353
Impact of subsidiary equity transactions	—	—	—	—	(1,734)	—	1,734	—
Issuance - subsidiary preferred stock (Series A-1)	—	—	—	—	—	—	5,670	5,670
Exchange - subsidiary preferred stock (Series A and Series A-1)	—	—	—	—	—	—	(24,295)	(24,295)
Issuance through exchange - subsidiary preferred stock (Series B and Series B-1)	—	—	—	—	—	—	31,790	31,790
Issuance through sale - subsidiary preferred stock (Series B and Series B-1)	—	—	—	—	—	—	12,495	12,495
Subsidiary deemed dividends on preferred stock attributable to noncontrolling interests	—	—	—	—	—	—	(7,495)	(7,495)
Stock-based compensation - PAVmed Inc.	—	—	—	—	934	—	—	934
Stock-based compensation - subsidiaries	—	—	—	—	199	—	749	948
Net Loss	—	—	—	—	—	(15,212)	(3,300)	(18,512)
Balance - March 31, 2024	1,331,336	$3,071	8,858,597	$9	$237,863	$(309,723)	$48,205	$(20,575)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except number of shares and per share data - unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss) - before noncontrolling interest (“NCI”)	$18,623	$(18,512)

Adjustments to reconcile net income (loss) - before NCI to net cash used in operating activities
Depreciation and amortization expense	43	586
Stock-based compensation	930	1,882
Change in fair value - equity method investment	(21,004)	—
Amortization of common stock payment for vendor service agreement	50	23
Change in fair value - Senior Secured Convertible Notes	49	2,163
Debt extinguishment loss - Senior Secured Convertible Note	58	369
Non-cash lease expense	(2)	2
Changes in operating assets and liabilities:
Accounts receivable	8	(6)
Prepaid expenses, deposits and current and other assets	190	531
Accounts payable	(286)	(301)
Accrued expenses and other current liabilities	(240)	154
Net cash flows used in operating activities	(1,581)	(13,109)

Cash flows from investing activities
Purchase of equipment	(6)	(42)
Net cash flows used in investing activities	(6)	(42)

Cash flows from financing activities
Proceeds – issue of preferred stock - subsidiary	—	18,165
Proceeds – issue of common stock and pre-funded warrants	2,370	—
Payment – financing costs – debt exchange	(109)	—
Payment – Senior Secured Convertible Note – acceleration floor payments	—	(322)
Proceeds – issue of common stock - At-The-Market Facility	841	786
Proceeds – issue common stock – Employee Stock Purchase Plan	—	62
Proceeds – subsidiary common stock – Employee Stock Purchase Plan	—	353
Proceeds – exercise of stock options issued under equity plan of subsidiary	—	4
Net cash flows provided by financing activities	3,102	19,048
Net increase (decrease) in cash	1,515	5,897
Cash, beginning of period	1,185	19,639
Cash, end of period	$2,700	$25,536

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, common stock purchase warrants, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated less than $0.1 million of revenue for the three months ended March 31, 2025, and the Company expects to continue to experience recurring losses and to generate negative cash flows from operating activities in the near future.

The Company realized net income attributable to PAVmed common stockholders of approximately $17.7 million and had net cash flows used in operating activities of approximately $1.6 million for the three months ended March 31, 2025. As of March 31, 2025, the Company had negative working capital of approximately $6.1 million, with such working capital inclusive of the Senior Secured Convertible Notes classified as a current liability of an aggregate of approximately $6.6 million and approximately $2.7 million of cash.

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

Note 3 — Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 24, 2025, except as otherwise noted herein below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PAVmed and those of its wholly owned subsidiaries and majority-owned subsidiaries entities have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”). All intercompany transactions and balances have been eliminated in consolidation. The Company has a controlling financial interest in Veris Health Inc., with the corresponding noncontrolling interest included as a separate component of consolidated stockholders’ equity (deficit), including the recognition in the unaudited condensed consolidated statement of operations of a net loss attributable to the noncontrolling interest based on the respective minority-interest equity ownership of each subsidiary. As of September 10, 2024, PAVmed ceased to have a controlling financial interest in Lucid Diagnostics and therefore PAVmed’s consolidated results of operations include Lucid Diagnostics’ results of operations only through that date. PAVmed accounts for its investment in Lucid Diagnostics using the equity method and the fair value option. See below and Note 4, Equity Method Investment for a discussion on the impact of the deconsolidation of Lucid Diagnostics. See Note 14, Noncontrolling Interest, for a discussion of each of the subsidiaries noted above. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted. The balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of management, include all adjustments, consisting only of routine recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial information.

The unaudited condensed consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2025.

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

Included in the Company’s cash as of March 31, 2025 and December 31, 2024 is $299 related to a restricted deposit account for a standby letter of credit associated with our corporate headquarters which has a lease maturity date in 2030.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and the determination of corresponding carrying value reserve, if any, and liabilities and the disclosure of contingent losses, as of the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates in these unaudited condensed consolidated financial statements include those related to the estimated fair value of debt obligations, stock-based equity awards, and common stock purchase warrants. Other significant estimates include the estimated incremental borrowing rate, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. Additionally, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

Note 3 — Summary of Significant Accounting Policies - continued

Revenue Recognition

Revenues are recognized when the satisfaction of the performance obligation occurs, in an amount that reflects the consideration the Company expects to collect in exchange for those services. Until September 10, 2024, the date of deconsolidation of Lucid Diagnostics’ operations from the Company’s, the Company’s revenue was primarily generated by Lucid’s laboratory testing services utilizing its EsoGuard Esophageal DNA tests. The services were completed upon release of a patient’s test result to the ordering healthcare provider. Revenue recognized is inclusive of both variable consideration in connection with an individual patient’s third-party insurance coverage policy and fixed consideration in connection with a contracted services arrangement with an unrelated third party legal entity. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, Revenue from Contracts with Customers, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Presently, the Company’s revenue is primarily derived from the Veris Cancer Care Platform and contracts with hospitals and cancer care centers. Similarly, ASC 606 five-step principles are equally applicable in determining recognized revenues for the period.

The key aspects considered by the Company include the following:

Contracts—The Company’s customer is primarily the patient, a hospital, or cancer care center, but the Company does not enter into a formal reimbursement contract with a patient. The Company establishes a contract with a patient in accordance with other customary business practices, which is the point in time an order is received from a provider and a patient specimen has been returned to the laboratory for testing. Patient payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with Center for Medicare & Medicaid Services (“CMS”) and applicable reimbursement contracts established between the Company and payers. However, when a patient is considered self-pay, the Company requires payment from the patient prior to the commencement of the Company’s performance obligations. The Company’s consideration can be deemed variable or fixed depending on the structure of specific payer contracts, and the Company considers collection of such consideration to be probable to the extent that it is unconstrained.

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

Note 3 — Summary of Significant Accounting Policies - continued

Equity Method Investments

Businesses that are not consolidated, but over which PAVmed exercises significant influence, are accounted for under the equity method of accounting. The determination as to whether or not PAVmed exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with PAVmed’s holdings in common stock in that company. PAVmed accounts for Lucid Diagnostics as an equity method investment beginning on September 10, 2024, and through the period ended March 31, 2025.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The guidance was adopted by the Company effective January 1, 2025, on a prospective basis. The Company does not expect the standard to have a significant impact on its consolidated financial statements in the 2025 Annual Report on Form 10-K.

Recent Accounting Standards Updates Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update enhances financial statement disclosures by requiring public business entities to disclose specified information about certain costs and expenses including the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each relevant expense caption. The update also requires disclosure of certain amounts that are already required to be disclosed under current GAAP, disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update may be applied either prospectively or retrospectively and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its unaudited condensed consolidated financial statements.

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

The following presents summarized financial information related to Lucid accounted for under the equity method as of March 31, 2025. This aggregate information has been compiled from the financial statements of Lucid.

March 31, 2025
Cash	$25,238
Other current assets	2,299
Non-current assets	5,258
Total assets	32,795
Current liabilities	36,569
Non-current liabilities	1,603
Shareholders’ deficit	(5,377)
Total liabilities and stockholders’ deficit	$32,795

Three Months ended March 31, 2025

Revenue	$828
Net income (loss)	$(36,018)

Lucid was consolidated and included in PAVmed’s consolidated results for the period of January 1, 2024 through September 10, 2024. The amounts from September 11, 2024 through December 31, 2024 were not included in PAVmed’s consolidated results.

At March 31, 2025 and December 31, 2024, the fair value of the Company’s investment in Lucid was $46.6 million and $25.6 million, respectively, with the Company recognizing an unrealized gain on its investment in Lucid of $21.0 million in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2025. The fair value of shares of Lucid’s common stock held by the Company was determined using the closing price of Lucid’s common stock per share on March 31, 2025 and December 31, 2024 of $1.49 and $0.819, respectively. At March 31, 2025 and December 31, 2024, PAVmed held approximately 31% and 40%, respectively of Lucid’s common stock voting interest.

Lucid - Management Services Agreement

Lucid’s daily operations are also managed in part by personnel employed by the Company, for which the Company records management fee income, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with Lucid. The MSA does not have a termination date, but may be terminated by Lucid. The MSA Fee is charged on a monthly basis and is subject to periodic adjustment corresponding with changes in the services provided by the Company’s personnel to Lucid, with any such change in the MSA Fee being subject to approval of the boards of directors of each of the Company and Lucid. The respective companies’ boards of directors approved an amendment to the MSA to increase the MSA Fee to $833 per month, effective January 1, 2024. In August 2024, the respective companies’ boards of directors approved the Company to enter into a ninth amendment to the MSA. Under this amendment, the monthly fee due to the Company from Lucid was increased from $833 to $1,050, effective July 1, 2024. During the period following the deconsolidation of Lucid from the Company’s results of operations, i.e., from September 11, 2024 through December 31, 2024, MSA fee income was $3,850. During the three months ended March 31, 2025, the MSA fee income was $3,150.

In connection with the Exchange, the September 2022 Senior Convertible Note was amended to provide that MSA Fees will be paid in cash, and that the Company will be required to set aside 50% of such payments received after January 31, 2025, unless certain conditions are met (the “MSA Reserve Requirement”). As of February 18, 2025, the Company and the holder entered into a waiver, pursuant to which, among other things, the holder agreed to waive the MSA Reserve Requirement through March 31, 2025.

Note 5 — Revenue from Contracts with Customers

Revenue Recognized

The Company recognized less than $0.1 million in each of the three months ended March 31, 2025 and 2024, in each case from subscription revenue derived from its Veris Health Cancer Care Platform. In addition, the Company’s revenue for the three months ended March 31, 2024 was $1,010, primarily resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration.

Cost of Revenue

Until September 10, 2024, the date of deconsolidation of Lucid Diagnostics from PAVmed’s consolidated results, the cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties. Presently, cost of revenues of $36 are principally from amounts incurred in the delivery of patient services including web hosting costs, patient devices, and compensation costs.

The Company recognized less than $0.1 million in each of the three months ended March 31, 2025 and 2024, in each case from costs associated subscription revenue. The Company’s cost of revenue for the three months ended March 31, 2024 was $1,744, primarily related to costs for our laboratory operations and EsoCheck device supplies.

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	March 31, 2025	December 31, 2024
Advanced payments to service providers and suppliers	$211	$115
Prepaid insurance	110	233
Deposits	345	347
Veris Box supplies	263	266
Total prepaid expenses, deposits and other current assets	$929	$961

Note 7 — Leases

The Company’s future lease payments as of March 31, 2025, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2025 (remainder of year)	$534
2026	724
2027	594
2028	471
2029	481
Thereafter	367
Total lease payments	$3,171
Less: imputed interest	(533)
Present value of lease liabilities	$2,638

Note 7 — Leases - continued

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$175	$476
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$22
Weighted-average remaining lease term - operating leases (in years)	4.82	4.60
Weighted-average discount rate - operating leases	7.875%	7.875%

As of March 31, 2025 and December 31, 2024, the Company’s right-of-use assets from operating leases were $2,379 and $2,500, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the Company had outstanding operating lease obligations of $2,638 and $2,760, respectively, of which $528 and $513, respectively, are reported in operating lease liabilities, current portion and $2,110 and $2,247, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

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

Note 9 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
March 31, 2025
Assets:
Investment in Lucid Diagnostics, Inc common stock	$46,641	$—	$—	$46,641
Total assets at fair value	$46,641	$—	$—	$46,641
Liabilities:
Senior Secured Convertible Note - September 2022	—	—	6,600	6,600
Total liabilities at fair value	$—	$—	$6,600	$6,600

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2024
Assets:
Investment in Lucid Diagnostics, Inc common stock	$25,637	$—	$—	$25,637
Total assets at fair value	$25,637	$—	$—	$25,637
Liabilities:
Senior Secured Convertible Note - April 2022	$—	$—	$20,300	$20,300
Senior Secured Convertible Note - September 2022	—	—	8,800	8,800
Total liabilities at fair value	$—	$—	$29,100	$29,100

[1]	There were no transfers between the respective Levels during the period ended March 31, 2025.

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

As discussed in Note 10, Debt, Lucid Diagnostics issued a Senior Secured Convertible Note dated March 21, 2023, with an initial $11.1 million face value principal (“Lucid March 2023 Senior Convertible Note”). From and after September 10, 2024, the date of Lucid’s deconsolidation from PAVmed’s results of operation, the Company’s investment in Lucid has been accounted for as an equity method investment. For the periods prior to the deconsolidation, Lucid’s convertible note is presented in PAVmed’s balance sheets and is also accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

Note 9 — Financial Instruments Fair Value Measurements - continued

The estimated fair value of the September 2022 Senior Convertible Note as of March 31, 2025 and the estimated fair value of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note as of December 31, 2024, were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

September 2022 Senior Convertible Note: March 31, 2025
Fair Value	$6,600
Face value principal payable	$6,579
Required rate of return	9.500%
Conversion Price	$1.07
Value of common stock	$0.72
Expected term (years)	0.75
Volatility	110.00%
Risk free rate	4.05%
Dividend yield	—%

	April 2022 Senior Convertible Note: December 31, 2024	September 2022 Senior Convertible Note: December 31, 2024
Fair Value	$20,300	$8,800
Face value principal payable	$17,602	$7,627
Required rate of return	9.100%	8.900%
Conversion Price	$75.00	$75.00
Value of common stock	$0.63	$0.63
Expected term (years)	0.04 - 0.26	0.69
Volatility	160.00%	160.00%
Risk free rate	4.27% - 4.31%	4.12%
Dividend yield	—%	—%

The estimated fair values recognized utilized PAVmed’s common stock price, along with certain Level 3 inputs (as presented in the respective tables above), in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models and analyses, including the respective common stock prices, as compared to the floor price on conversions, the dividend yields, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, probability weighting on the likelihood as of December 31, 2024 of shareholder approval of the then-pending exchange of the April 2022 Senior Convertible Note and a portion of the September 2022 Senior Convertible Note for shares of the Company’s Series C Preferred Stock (which exchange was approved and consummated in January 2025), assumptions regarding the estimated volatility in the value of the respective common stock prices. Changes in these assumptions can materially affect the recognized estimated fair values.

Note 10 — Debt

The fair value and face value principal outstanding of the Senior Convertible Notes as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
September 2022 Senior Convertible Note	December 31, 2025	7.875%	$1.068	6,579	6,600
Balance as of March 31, 2025				$6,579	$6,600

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2025	7.875%	$75.00	$17,602	$20,300
September 2022 Senior Convertible Note	September 8, 2025	7.875%	$75.00	7,627	8,800
Balance as of December 31, 2024				$25,229	$29,100

The changes in the fair value of debt during the three months ended March 31, 2025 is as follows:

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - December 31, 2024	$20,300	$8,800	$29,100	$—
Installment repayments – common stock	—	(176)	(176)	—
Non-installment payments – common stock	—	(26)	(26)	—
Principal paydown through exchange	(17,602)	(871)	(18,473)	—
Non-installment payment through exchange	(2,772)	(1,102)	(3,874)	—
Change in fair value	74	(25)	49	(49)
Fair Value at March 31, 2025	$—	$6,600	$6,600
Other Income (Expense) - Change in fair value – three months ended March 31, 2025				$(49)

The changes in the fair value of debt during the three months ended March 31, 2024 is as follows:

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - December 31, 2023	$19,000	$11,250	$13,950	$44,200	$—
Installment repayments – common stock	—	(280)	(83)	(363)	—
Non-installment payments – common stock	—	(24)	(436)	(460)	—
Change in fair value	(200)	2,654	(291)	2,163	(2,163)
Fair Value at March 31, 2024	$18,800	$13,600	$13,140	$45,540
Other Income (Expense) - Change in fair value – three months ended March 31, 2024					$(2,163)

Note 10 — Debt - continued

PAVmed - Senior Secured Convertible Notes

The Company issued a Senior Secured Convertible Note dated April 4, 2022, referred to herein as the “April 2022 Senior Convertible Note”, with such note having a $27.5 million face value principal, a 7.875% annual stated interest rate, a contractual conversion price of $75.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of April 4, 2024, which maturity date the investor agreed to extend by one year, to April 4, 2025. On November 15, 2024, the Company entered into an Exchange Agreement (the “Debt Exchange Agreement”) with the holder of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note (as defined below). As described below, the April 2022 Senior Convertible Note was satisfied in full in connection with the consummation in January 2025 of the transactions contemplated by the Debt Exchange Agreement.

The Company issued an additional Senior Secured Convertible Note dated September 8, 2022, referred to herein as the “September 2022 Senior Convertible Note”, with such note having a $11.25 million face value principal, a 7.875% annual stated interest rate, a contractual conversion price of $75.00 per share (which conversion price, in connection with the Exchange, was reduced to $1.068 per share as of January 17, 2025) of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of September 6, 2024, which maturity date has been extended to December 31, 2025. The September 2022 Senior Convertible Note may be converted into shares of common stock of the Company at the Holder’s election.

The Company is subject to financial covenants requiring: (i) a minimum of $8.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, to not exceed 30% (the “Debt to Market Cap Ratio Test”); and (iii) the Company’s market capitalization to at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). From time to time from and after September 1, 2024 through November 11, 2024, the Company was not in compliance with the Financial Tests. As of November 1, 2024, the Investor agreed to waive any such non-compliance during such time period and thereafter through December 31, 2024, which period the Investor agreed to extend, as of January 17, 2025 in connection with the consummation of the Exchange, through December 31, 2025.

The April 2022 Senior Convertible Note (until its satisfaction in full in connection with the Exchange) and September 2022 Senior Convertible Note installment payments may be made in shares of PAVmed common stock at a conversion price that is the lower of the contractual conversion price and 82.5% of the two lowest VWAPs during the last 10 trading days preceding the date of conversion, subject to a conversion price floor of $2.70 (which floor price, in connection with the Exchange, was reduced to $0.2136 per share as of January 17, 2025). The notes are also subject to certain provisions that may require redemption upon the occurrence of certain events, including an event of default, a change of control, or certain equity issuances. As of March 31, 2025, there were no further installment payments due under the September 2022 Convertible Note.

In the three months ended March 31, 2025, approximately $176, of principal repayments along with approximately $26 of interest expense thereon, were settled through the issuance of 401,303, shares of common stock of the Company, with such shares having a fair value of approximately $260, (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in debt extinguishment losses of $58 in the three months ended March 31, 2025.

On December 31, 2024, the Company agreed to reduce temporarily, and the Investor consented to reducing temporarily, the contractual conversion price under the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note to equal to 82.5% of the two lowest VWAPs during the last 10 trading days preceding the date of conversion, subject to a conversion floor price of $0.40, during the period from December 31, 2024 through January 15, 2025; provided that the aggregate amount of conversions under the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note during such period at such price could not exceed 3 million shares.

Note 10 — Debt - continued

Debt Exchange Agreement

On November 15, 2024, the Company entered into the Debt Exchange Agreement with the holder of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note. The Debt Exchange Agreement provided for the exchange of $22.3 million in principal amount of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note and interest thereon for 22,347 shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), of the Company.

On November 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series C Securities Purchase Agreement”) with the Holder. The Series C Securities Purchase Agreement provided for the purchase of 2,653 shares of Series C Preferred Stock at a price of $1,000 per share, with the purchase price to be satisfied through the cancellation of $2.6 million of certain unsecured debt obligations owed by the Company to the Holder (the “Purchase”). On January 24, 2025, after satisfaction of all conditions to closing, the parties consummated the Purchase.

On January 17, 2025, the parties consummated the transactions contemplated by the Debt Exchange Agreement. Following consummation of the transactions contemplated by the Debt Exchange Agreement, the April 2022 Senior Convertible Note was satisfied in full, and the outstanding principal balance of the remaining September 2022 Senior Convertible Note was approximately $6.6 million.

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

During the three months ended March 31, 2025, the Company recognized debt extinguishment losses in total of approximately $58, in connection with the Company issuing shares of its common stock for principal repayments on convertible debt mentioned above. During the three months ended March 31, 2024, the Company recognized debt extinguishment losses in total of approximately $369, in connection with the Company or Lucid (as applicable) issuing shares of its common stock for principal repayments on convertible debt mentioned above.

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

A total of 2,412,140 shares of common stock of PAVmed are reserved for issuance under the PAVmed 2014 Equity Plan, with 1,314,633 shares available for grant as of March 31, 2025. The share reservation is not diminished by a total of 61,146 PAVmed stock options and restricted stock awards granted outside the PAVmed 2014 Equity Plan as of March 31, 2025. In January 2025, the number of shares available for grant was increased by 576,170 in accordance with the evergreen provisions of the plan.

PAVmed Stock Options

PAVmed stock options granted under the PAVmed 2014 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2024	1,065,319	$25.50	6.5	$341
Granted(1)	—	$—
Exercised	—	$—
Forfeited	(496,928)	$23.28
Outstanding stock options at March 31, 2025(3)	568,391	$27.45	5.6	$—
Vested and exercisable stock options at March 31, 2025	495,463	$30.83	5.2	$—

(1)	Stock options granted under the PAVmed 2014 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the PAVmed common stock on each of March 31, 2025 and December 31, 2024 and the exercise price of the underlying PAVmed stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above are inclusive of 54,480 and 60,054 stock options granted outside the PAVmed 2014 Equity Plan, as of March 31, 2025 and December 31, 2024, respectively.

In January 2025, the Company accepted from employees the voluntary forfeiture of approximately 494,202 of previously granted PAVmed stock options, each with an exercise price greater than $4.00 per share and collectively with a weighted average exercise price of $23.38 per share. None of the forfeitures were from officers or board members.

Note 11 — Stock-Based Compensation - continued

PAVmed Restricted Stock Awards

PAVmed restricted stock awards granted under the PAVmed 2014 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2024	324,431	$9.80
Granted	—	—
Vested	(1,016)	5.79
Forfeited	—	—
Unvested restricted stock awards as of March 31, 2025	323,415	$9.80

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

Consolidated Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized by each of PAVmed and (through September 10, 2024, the date of PAVmed’s deconsolidation of Lucid) Lucid Diagnostics for both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$—	$36
Sales and marketing expenses	45	403
General and administrative expenses	796	1,078
Research and development expenses	89	365
Total stock-based compensation expense	$930	$1,882

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

Three Months Ended March 31,
2024
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$25
Lucid Diagnostics 2018 Equity Plan – sales and marketing	271
Lucid Diagnostics 2018 Equity Plan – general and administrative	328
Lucid Diagnostics 2018 Equity Plan – research and development	120
PAVmed 2014 Equity Plan - cost of revenue	11
PAVmed 2014 Equity Plan - sales and marketing	79
PAVmed 2014 Equity Plan - general and administrative	2
PAVmed 2014 Equity Plan - research and development	97
Total stock-based compensation expense – recognized by Lucid Diagnostics	$933

The consolidated unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under the PAVmed 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
PAVmed 2014 Equity Plan
Stock Options	$241	1.3
Restricted Stock Awards	$319	1.7

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $1.46 per share during the three months ended March 31, 2024 calculated using the following weighted average Black-Scholes valuation model assumptions below. The Company did not grant any stock options under the PAVmed 2014 Equity Plan during the three months ended March 31, 2025.

Three Months Ended March 31,
2024
Expected term of stock options (in years)	5.8
Expected stock price volatility	90%
Risk free interest rate	4.3%
Expected dividend yield	—%

Note 11 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.84 per share during the three months ended March 31, 2024 (through September 10, 2024, the date of PAVmed’s deconsolidation of Lucid), calculated using the following weighted average Black-Scholes valuation model assumptions:

Three Months Ended March 31,
2024
Expected term of stock options (in years)	5.6
Expected stock price volatility	74%
Risk free interest rate	3.9%
Expected dividend yield	—%

PAVmed Inc. Employee Stock Purchase Plan (“PAVmed ESPP”)

Effective September 18, 2024, PAVmed’s compensation committee temporarily suspended any participation in the PAVmed ESPP. Accordingly, no shares of common stock of the Company have been purchased under the PAVmed ESPP since March 31, 2024.

A total of 34,332 shares of common stock of the Company were purchased for proceeds of approximately $62 on March 31, 2024, under the PAVmed ESPP. The PAVmed ESPP has a total reserve of 466,668 shares of common stock of PAVmed of which 306,530 shares are available for issue as of March 31, 2025. In January 2025, the number of shares available-for-issue was increased by 166,667 in accordance with the evergreen provisions of the plan.

Note 12 — Preferred Stock

As of March 31, 2025 and December 31, 2024, there were 1,441,135 and 1,412,865 shares of PAVmed Series B Convertible Preferred Stock, classified in permanent equity, issued and outstanding, respectively.

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

PAVmed Series B Convertible Preferred Stock Dividends Earned

The Series B Convertible Preferred Stock dividends earned are included in the calculation of basic and diluted net loss attributable to PAVmed common stockholders for each of the respective corresponding periods presented in the accompanying consolidated statement of operations, inclusive of $86 of such dividends earned in the three months ended March 31, 2025; and $79 of such dividends earned in the three months ended March 31, 2024.

PAVmed Series B Convertible Preferred Stock Dividends Declared

During the three months ended March 31, 2025, the Company’s board of directors declared an aggregate of approximately $85 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2024, with such dividends settled by the issue of an additional aggregate 28,270 shares of Series B Convertible Preferred Stock.

During the three months ended March 31, 2024, the Company’s board of directors declared an aggregate of approximately $78 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2023, with such dividends settled by the issue of an additional aggregate 26,123 shares of Series B Convertible Preferred Stock.

Subsequent to March 31, 2025, on May 5, 2025, the Company’s board of directors declared a PAVmed Series B Convertible Preferred Stock dividend, earned as of March 31, 2025, of $86, to be settled by the issue of 28,834 additional shares of Series B Convertible Preferred Stock.

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

PAVmed Series C Convertible Preferred Stock

The Series C Preferred Stock is issued pursuant to the PAVmed Inc. Certificate of Designation of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock (“Series C Convertible Preferred Stock Certificate of Designation”) and has a par value of $0.001 per share. Each share of Series C Preferred Stock has a stated value of $1,000 (plus the amount of any dividends thereon that are capitalized), and entitles the holder thereof to a preferred dividend at a rate of 7.875% per annum, payable quarterly in arrears. The Series C Preferred Stock is entitled to vote with the holders of shares of Common Stock, voting together as one class, on all matters in which the holders of the preferred shares are permitted to vote with the class of shares of Common Stock pursuant to applicable law, on an as-converted basis (subject to certain limitations, including the beneficial ownership limitation described below).

The Series C Preferred Stock is pari passu with the Series B Convertible Preferred Stock, and is senior to all of the Company’s other equity securities.

Note 12 — Preferred Stock - continued

Upon liquidation, a holder of Series C Preferred Stock will be entitled to receive in cash out of the assets of the Company, before any amount would be paid to the holders of any of shares of the Company’s common stock, but pari passu with the holders of any Series B Preferred Stock then outstanding, an amount per share equal to the greater of (A) the sum of (i) 110% of the stated value (plus any accrued and unpaid dividends or other amounts then payable thereon) of such share of Series C Preferred Stock then outstanding and (ii) a ratable portion of 100% of the stated value (plus any accrued and unpaid dividends or other amounts then payable thereon) of the Series B Preferred Stock then outstanding and (B) the amount per share such holder would receive if such holder converted such share of Series C Preferred Stock into the Company’s common stock immediately prior to the date of such payment.

Each share of Series C Preferred Stock, plus accrued and unpaid dividends thereon, is convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock at an initial fixed conversion price of $1.068 per share, subject to certain adjustments.

At any time following the occurrence of a Triggering Event (as defined below), a holder of shares of the Series C Preferred Stock has the right to elect to convert shares of Series C Preferred Stock into the Company’s common stock at an alternate conversion price equal to the lower of: (i) the fixed conversion price then in effect, and (ii) the lowest of (A) 80% of the VWAP of the Company’s common stock as of the trading day immediately preceding the delivery or deemed delivery of the applicable notice of conversion, (B) 80% of the VWAP of the Company’s common stock as of the trading day of the delivery or deemed delivery of the applicable notice of conversion, and (C) 80% of the average VWAP of the Company’s common stock for each of the two trading days with the lowest VWAP of the Company’s common stock during the ten consecutive trading day period ending and including the trading day immediately prior to the delivery or deemed delivery of the applicable notice of conversion, but in the case of clause (ii), not less than $0.2136 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) (such price, the “Alternate Conversion Price”). The term “Triggering Event” includes events that would constitute an event of default under the September 2022 Senior Convertible Note, in addition to the failure of the Company to complete a Qualified Company Optional Redemption (as defined below) by March 31, 2025 (the “QCOR Triggering Event”). The principal consequence of a Triggering Event (other than a bankruptcy-related Triggering Event) is to give the holder the right to elect an alternate conversion as described above. In addition, the occurrence of a Triggering Event (other than a QCOR Triggering Event) will result in an increase to the dividend rate and limit the Company’s right to redeem the Series C Preferred Stock. A Triggering Event (other than a bankruptcy-related Triggering Event) will not otherwise accelerate any financial or other obligation on the part of the Company in respect of the Series C Preferred Stock.

If the Company grants, issues or sells (or enters into any agreement to grant, issue or sell) or is deemed to have granted, issued or sold, any shares of common stock, for consideration per share less than the fixed conversion price then in effect, then immediately after such issuance, the fixed conversion price shall be reduced to an amount equal to such lower price.

The Company has the right to redeem all, but not less than all, of the shares of Series C Preferred Stock at a redemption price equal to 132.5% of the aggregate stated value of the Series C Preferred Stock plus all accrued and unpaid dividends and other amounts then payable thereon. The Company also has an additional one-time right to redeem a portion of the shares of Series C Preferred Stock with an aggregate stated value of at least $5 million at the same redemption price (a “Qualified Company Optional Redemption”).

Note 12 — Preferred Stock - continued

Upon a Change of Control (as defined in the Series C Convertible Preferred Stock Certificate of Designation), a holder of the Series C Preferred Stock has the right to require the Company to redeem all, or any portion, of the holder’s shares of Series C Preferred Stock at a price equal to 132.5% of the stated value of the Series C Preferred Stock (plus any accrued and unpaid dividends or other amounts then payable thereon) or, if greater, an amount determined pursuant to the Series C Convertible Preferred Stock Certificate of Designation based on the then-current market price or the consideration payable in the Change of Control transaction, whichever is higher.

A holder may not convert any of the shares of Series C Preferred Stock, to the extent that, after giving effect to such conversion, such holder (together with certain of its affiliates and other related parties) would beneficially own in excess of 9.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such conversion (the “Maximum Percentage”). The Holder may from time to time increase or decrease the Maximum Percentage; provided that in no event could the Maximum Percentage exceed 9.99%, provided, further, that any such increase would not be effective until the 61st day after delivery of a notice to the Company of such increase.

The Company and its subsidiaries (other than Lucid) are subject to certain customary affirmative and negative covenants regarding the rank of the Series C Preferred Stock, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, transactions with affiliates and the ability to complete stock splits, among other customary matters. The Company also is subject to a financial covenant requiring that it maintain its cash flow on a break-even basis.

On February 18, 2025, the Company and the holder of the Series C Preferred Stock entered into a waiver agreement (the “Q1 2025 Waiver”), pursuant to which, among other things, the holder granted certain waivers related to the Series C Preferred Stock, including waivers necessary to permit the Company and Veris to consummate the Offering (as described in Note 13, Common Stock and Common Stock Purchase Warrants). In consideration of such waivers, the Company agreed to reduce temporarily, and the holder of the Series C Preferred Stock consented to reducing temporarily, the contractual conversion price under the Series C Preferred Stock to $0.40, during the period through March 31, 2025; provided that the aggregate amount of conversions under the Series C Preferred Stock at such conversion price during such period did not exceed 1 million shares (the “Q1 2025 Conversion Price Reduction”). In addition, pursuant to the Q1 2025 Waiver, the Company granted the holder of the Series C Preferred Stock the right, exercisable through March 31, 2025, to elect to exchange up to $2.0 million of Series C Preferred Stock for an equivalent increase in the principal amount of the September 2022 Senior Convertible Note (although no exchanges elections were made under this provision during the waiver period) (the “Q1 2025 Exchange Right”).

On March 18, 2025, the Company and the holder of the Series C Preferred Stock agreed to modify the terms of the Q1 2025 Conversion Price Reduction by increasing the maximum number of shares that could be converted at the reduced conversion price of $0.40 through March 31, 2025 from 1 million to 2 million (the “Q1 2025 Conversion Price Reduction Adjustment”).

The Company recognized the incremental value associated with the Q1 2025 Conversion Price Reduction as a deemed dividend charge of $434 and as an increase of net loss available to common stockholders on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025. The incremental value associated with the Series C Preferred Stock modification was determined using Monte Carlo simulation models based on the adjusted conversion price of $0.40 for the value of 1 million shares of the Company’s common stock when converted from the Series C Preferred Stock with the following assumptions: required rate of return of 14.5%, dividend yield of 0%, volatility of 40%, and a risk-free rate of 4.30%, compared to the fair value of the 1 million shares converted of the Company’s common stock on the date immediately preceding the modification with a $1.068 conversion price, utilizing the following assumptions: required rate of return of 14.5%, dividend yield of 0%, volatility of 40%, and a risk-free rate of 4.30%.

The Company also recognized incremental value associated with the Q1 2025 Conversion Price Reduction Adjustment as an additional deemed dividend charge of $355 and as an increase of net loss available to common stockholders on the unaudited condensed consolidated statements of operations in the three months ended March 31, 2025. The incremental value associated with this adjustment was determined using Monte Carlo simulation models using the adjusted conversion price of $0.40 for the value of the additional 1 million shares of the Company’s common stock when converted from the Series C Preferred Stock with the following assumptions: required rate of return of 14.5%, dividend yield of 0%, volatility of 40%, and a risk-free rate of 3.98%, compared to the fair value of the additional 1 million shares converted of the Company’s common stock on the date immediately preceding the modification with a $1.068 conversion price, utilizing the following assumptions: required rate of return of 14.5%, dividend yield of 0%, volatility of 40%, and a risk-free rate of 3.98%.

The Q1 2025 Exchange Right granted pursuant to the Q1 2025 Waiver provided the holder with a substantive redemption feature outside of the Company’s control during the waiver period. As a result, the affected Series C Preferred Stock no longer met the criteria for classification as permanent equity. Accordingly, the Company reclassified $2.0 million of Series C Preferred Stock from permanent equity to mezzanine equity on the unaudited condensed consolidated balance sheet as of March 31, 2025.

On March 31, 2025, the Company elected to capitalize the Series C Preferred Stock dividend earned as of March 31, 2025 of $398, and as a result, the stated value of the Series C Preferred Stock was adjusted from $1,000 to $1,016.

In the three months ended March 31, 2025, the Company has issued 1,300,000 shares of our common stock in connection with the conversion of 520 shares of Series C Preferred Stock. Subsequent to March 31, 2025, as of May 12, 2025, the Company has issued 450,000 shares of our common stock in connection with the conversion of 180 shares of Series C Preferred Stock.

Subsequent to March 31, 2025, on April 21, 2025, the Company and the holder of the Series C Preferred Stock entered into another waiver agreement (the “Q2 2025 Waiver”), pursuant to which the holder granted certain waivers related to the Series C Preferred Stock, including the waiver of any QCOR Triggering Event through the earlier of June 30, 2025 and the date on which the holder can no longer convert the Series C Preferred Stock at $0.40. In consideration of such waivers, the Company agreed to reduce temporarily, and the holder of the Series C Preferred Stock consented to reducing temporarily, the contractual conversion price under the Series C Preferred Stock to $0.40, during the period through June 30, 2025; provided that the aggregate amount of conversions under the Series C Preferred Stock at such conversion price during such period did not exceed 1 million shares (the “Q2 2025 Conversion Price Reduction”). In addition, pursuant to the Q2 2025 Waiver, the Company granted the holder of the Series C Preferred Stock the right, exercisable through June 30, 2025, to elect to exchange up to $2.0 million of Series C Preferred Stock for an equivalent increase in the principal amount of the September 2022 Senior Convertible Note (although no exchanges elections were made under this provision during through the date hereof). On May 14, 2025, the Company and the holder of the Series C Preferred Stock agreed to increase the maximum number of shares that could be converted at the reduced conversion price of $0.40 through June 30, 2025 from 1 million to 2 million.

Note 13 — Common Stock and Common Stock Purchase Warrants

Common Stock

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

In the three months ended March 31, 2025, 401,303 shares of the Company’s common stock were issued upon conversion, at the election of the holder, of the September 2022 Senior Convertible Note, for $176 face value principal repayments, as discussed in Note 10, Debt.

In the three months ended March 31, 2025, the Company sold 1,216,565 shares through their at-the-market equity facility for net proceeds of approximately $841, after payment of 3% commissions.

Note 13 — Common Stock and Common Stock Purchase Warrants - continued

In the three months ended March 31, 2025, the Company issued 77,408 shares of common stock to vendors in exchange for $50 of agreed upon services, which is included in general and administrative operating expenses on the Company’s unaudited condensed consolidated statement of operations.

On February 18, 2025, the Company and Veris, entered into subscription agreements (each, a “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase (the “Offering”) 2,574,350 shares of the Company’s common stock and pre-funded warrants to purchase 756,734 shares of the Company’s common stock (the “Pre-Funded Warrants”), at a purchase price of $0.7115 per share or warrant share (as applicable). In addition, Veris agreed to issue to each Investor approximately 0.2033 shares of Veris’ common stock for each share or warrant share (as applicable) purchased by such Investor, for an aggregate of 677,143 shares of Veris’ common stock. On February 21, 2025, the Company consummated the Offering, generating gross proceeds to the Company of $2.37 million. The Pre-Funded Warrants are classified as equity in accordance as they are indexed to the Company’s own stock and meet the criteria for equity classification. The proceeds received were recorded in additional paid-in capital with no subsequent remeasurement.

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

The Pre-Funded Warrants become exercisable upon the receipt of the stockholder approval described above, expire on February 18, 2030, and have an exercise price of $0.001 per share, subject to adjustment as described below. The Pre-Funded Warrants may be exercised for cash, or on a cashless basis. In the event the Pre-Funded Warrants are exercised on a cashless basis, the holder will be entitled to receive a number of shares of the Company’s common stock equal to (x) the excess of the market value of a share of the Company’s common stock over the exercise price, multiplied by (y) the number of shares as to which the Pre-Funded Warrant is being exercised, divided by (z) the market value of a share of the Company’s common stock. The exercise price and number and type of securities or other property issuable on exercise of the Pre-Funded Warrants may be adjusted in certain circumstances, including in the event of a stock split or combination, stock dividend, or a recapitalization, reorganization, merger or similar transaction. In addition, a holder of the Pre-Funded Warrants will be entitled to participate in rights offerings or pro rata distributions by the Company. However, there will be no adjustment for issuances of shares of common stock at a price below the exercise price.

Common Stock Purchase Warrants

As of March 31, 2025 and December 31, 2024, Series Z Warrants outstanding totaled 11,937,450 representing the right to purchase 795,830 shares of the Company’s common stock. The Series Z Warrants are now exercisable to purchase one whole share of common stock of the Company at an exercise price of $23.48 (previously $24.00 post reverse-split, decreased by $0.52 in connection with the special dividend distribution of Lucid common stock to PAVmed stockholders, discussed above). There were no Series Z Warrants exercised during the three months ended March 31, 2025. On April 30, 2025, the Series Z Warrants contractually expired without further exercised amounts.

Note 14 — Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is summarized for the periods indicated as follows:

March 31, 2025
NCI – equity - December 31, 2024	$(4,538)
Net loss attributable to NCI	(345)
Impact of subsidiary equity transactions	(2,420)
Veris Offering	948
Stock-based compensation expense - Veris Health 2021 Equity Plan	293
NCI – equity – March 31, 2025	$(6,062)

The consolidated NCI presented above is with respect to the Company’s consolidated subsidiaries as a component of consolidated total stockholders’ equity as of March 31, 2025 and December 31, 2024; and the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations for the periods beginning on the acquisition date of the respective subsidiaries.

Lucid Diagnostics — Deconsolidation

On September 10, 2024, following preferred equity transactions completed by Lucid earlier in 2024 and the termination of voting proxies entered into between PAVmed and certain shareholders of Lucid, PAVmed’s voting interest in the Company was reduced to less than 50.0%, resulting in the loss of a controlling financial interest. However, PAVmed retains the ability to exercise significant influence over Lucid. As of March 31, 2025, continues to hold 31,302,444 shares of common stock of Lucid Diagnostics.

Lucid Diagnostics — Intercompany Obligation Settlement; Special Distribution

On January 26, 2024, PAVmed elected to receive payment of $4,675 of fees and reimbursements due from Lucid, through the issuance of 3,331,771 shares of Lucid Diagnostics common stock. On February 15, 2024, the Company distributed by special dividend to the Company stockholders, as of the record date noted above, 3,331,747 shares of Lucid Diagnostics common stock held by the Company.

Veris Health

As of March 31, 2025, there were 8,677,143 shares of common stock of Veris Health issued and outstanding, of which PAVmed holds an 73.69% majority-interest ownership and PAVmed has a controlling financial interest, with the remaining 26.31% minority-interest ownership held by an unrelated third-party. Accordingly, Veris Health is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the accompanying unaudited condensed consolidated balance sheets.

Note 15 — Net Income (Loss) Per Share

The Net income (loss) per share - attributable to PAVmed Inc. - basic and diluted and Net income (loss) per share - attributable to PAVmed Inc. common stockholders - basic and diluted - for the respective periods indicated - is as follows:

	Three Months Ended March 31,
	2025	2024
Numerator
Net income (loss) - before noncontrolling interest	$18,623	$(18,512)
Net income (loss) attributable to noncontrolling interest	345	3,300
Net income (loss) - as reported, attributable to PAVmed Inc.	$18,968	$(15,212)

Series B Convertible Preferred Stock dividends – earned	$(86)	$(80)
Series C Convertible Preferred Stock dividends - earned	$(398)	$—
Deemed dividend on Series C Convertible Preferred Stock	$(789)	$—
Deemed dividend on Subsidiary Preferred Stock attributable to the noncontrolling interests	$—	$(7,496)
Net income (loss) attributable to PAVmed Inc. common stockholders used in basic EPS calculation	$17,695	$(22,788)
Fair Value Adjustment for diluted EPS calculation	$—	$—
Net income (loss) attributable to PAVmed Inc. common stockholders used in dilutive EPS calculation	$17,695	$(22,788)

Denominator
Weighted average common shares outstanding, basic	13,876,165	8,694,904
Add: Restricted stock awards	324,420	—
Add: PAVM Pre-Funded Warrants	353,143	—
Add: Senior Convertible Note	18,694,889	—
Add: Series B Convertible Preferred Stock	94,212	—
Add: Series C Convertible Preferred Stock	19,153,572	—
Weighted average common shares outstanding, diluted	52,496,401	8,694,904

Net income (loss) per share (1)
Net income (loss) per share attributable to PAVmed Inc. common stockholders, basic	$1.28	$(2.62)
Net income (loss) per share attributable to PAVmed Inc. common stockholders, diluted	$0.34	$(2.62)

(1)	- Convertible preferred stock and restricted stock awards would potentially be considered a participating security under the two-class method of calculating net income (loss) per share. For periods where losses are presented, such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net income (loss) per share calculation for the periods indicated.

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

Note 15 — Net Income (Loss) Per Share - continued

Basic weighted-average number of shares of common stock outstanding for the three months ended March 31, 2025 and 2024 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for the three months ended March 31, 2024, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	March 31,
	2025	2024
Stock options	568,391	1,243,933
Restricted stock awards	—	460,527
Series Z Warrants	795,830	795,830
Series B Convertible Preferred Stock	—	88,756
Total	1,364,221	2,589,046

The total stock options are inclusive of 54,480 and 60,054 stock options as of March 31, 2025 and 2024, respectively, granted outside the PAVmed 2014 Equity Plan.

Note 16 — Segment Information

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

During the three months ended March 31, 2025 and 2024 revenues resulting from subscription revenue or patient laboratory test results was concentrated in the United States. The measure of segment assets is reported on the balance sheet as total consolidated assets, and concentrated in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”).

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including the discussion and analysis of our unaudited condensed consolidated financial condition and results of operations, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of the Form 10-K under the heading “Risk Factors.”

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

We may not actually achieve the results, plans, and/or objectives disclosed in our forward-looking statements, and the intended or expected developments and/or other events disclosed in our forward-looking statements may not actually occur, and accordingly you should not place undue reliance on our forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to this Form 10-Q and the Form 10-K completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Recent Developments - continued

Business - continued

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

Financing

PAVmed ATM

On April 17, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time through or to Maxim, shares of its common stock. Under the Sales Agreement, the Company may not issue or sell through Maxim a dollar amount of shares that would exceed $2,880,000 of shares. The Company will pay Maxim a commission of 3.0% of the aggregate gross sales prices of the shares. The Company intends to use the net proceeds from any such sales for working capital and general corporate purposes.

This facility replaces the “at the market” facility PAVmed previously maintained with Cantor (which facility was on substantially similar terms).

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

Recent Developments - continued

Financing - continued

Lucid Diagnostics — Confidentially Marketed Public Offering

On April 11, 2025, Lucid closed on the sale of 14,375,000 shares of its common stock, pursuant to its previously announced offering of shares of common stock at a price of $1.20 per share (the “Lucid CMPO”)

The net proceeds from the Lucid CMPO, after deducting the underwriting discount and other expenses of the Lucid CMPO, were approximately $16.1 million. Lucid intends to use the net proceeds from the Lucid CMPO for working capital and general corporate purposes.

Lucid Diagnostics — Registered Direct Offering

On March 5, 2025, Lucid closed on the sale of 13,939,331 shares of its common stock, pursuant to its previously announced offering of shares of common stock at a price of $1.10 per share (the “Lucid RDO”).

The net proceeds of the Lucid RDO, after deducting the estimated placement agent’s fees and other expenses of the Lucid RDO, were approximately $14.9 million. Lucid intends to use the net proceeds from the Lucid RDO for working capital and other general corporate purposes.

In connection with the Lucid RDO, Lucid suspended its “at the market offering” program. In November 2022, Lucid entered into a Controlled Equity Offering℠ Sales Agreement (the “Lucid Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”). Pursuant to the Sales Agreement, from time to time, Lucid may offer and sell shares of its common stock to or through Cantor, acting as sales agent or principal. Sales of Lucid’s common stock by Cantor, if any, under the Sales Agreement may be made by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act (the “Lucid ATM Offering”). Lucid filed a prospectus supplement dated December 6, 2022 (the “Lucid ATM Prospectus Supplement”), for the offer and sale of shares of its common stock having an aggregate offering price of up to $6.5 million in the Lucid ATM Offering. Effective as of March 4, 2025, Lucid terminated the Lucid ATM Prospectus Supplement. Lucid will not make any sales of common stock in the Lucid ATM Offering unless and until a new prospectus or prospectus supplement is filed. Other than the termination of the Lucid ATM Prospectus Supplement, the Lucid Sales Agreement remains in full force and effect.

Lucid Diagnostics — Debt Refinancing

On November 22, 2024, Lucid closed on the sale of $21.975 million in principal amount of 12.0% Senior Secured Convertible Notes due 2029 (collectively, the “Lucid 2024 Convertible Notes”), in a private placement, to certain accredited investors. Lucid realized gross proceeds of $21.95 million and, after giving effect to the repayment in full of the Lucid March 2023 Senior Convertible Note, net proceeds of $18.3 million from the sale of the Lucid 2024 Convertible Notes.

Results of Operations

Overview

Revenue

The Company recognized revenue from subscription revenue derived from its Veris Health Cancer Care Platform. Until September 10, 2024, the date of deconsolidation of Lucid Diagnostics from PAVmed’s consolidated results, the Company recognized revenue primarily resulting from the delivery of patient EsoGuard test results when the Company considered the collection of such consideration to be probable to the extent that it is unconstrained.

Cost of revenue

Until September 10, 2024, the date of deconsolidation of Lucid Diagnostics from PAVmed’s consolidated results, the cost of revenues recognized primarily from the delivery of patient EsoGuard test results includes costs related to EsoCheck device usage, shipment of test collection kits, royalties and the cost of services to process tests and provide results to physicians. We have incurred expenses for tests in the period in which the activities occur, therefore, gross margin as a percentage of revenue has varied from quarter to quarter due to costs being incurred in one period that relate to revenues recognized in a later period.

We expect that gross margin for our services will fluctuate based on the commercialization efforts of our subsidiaries.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related costs for employees engaged in sales, sales support and marketing activities, as well as advertising and promotion expenses. We anticipate our sales and marketing expenses to decrease in the future compared to historical periods due to the deconsolidation of Lucid, as going forward, the expenses associated with the sales and marketing operations for the Lucid EsoGuard test will no longer be recorded within the Company’s operating results.

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

We anticipate our general and administrative expenses will decrease in the future compared to historical periods due to the deconsolidation of Lucid, as going forward, the general and administrative expenses, including third-party payor reimbursement costs, incurred by Lucid will no longer be recorded within the Company’s operating results. In the future, general and administrative expenses will include those expenses related to being a public company, including fees and expenses for audit, legal, regulatory, tax-related services, insurance premiums and investor relations costs associated with maintaining compliance as a public company for PAVmed and its majority-owned subsidiaries.

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

The reported research and development activities, including our clinical trials, were focused principally on the acceleration of EsoGuard and Veris Cancer Care Platform commercialization. Due to the deconsolidation of Lucid, going forward, the expenses in respect of the Company’s research and development activities will include those associated with research and development activities related to the Veris Cancer Care Platform, the PMX incubator program and other products in our pipeline as well as applicable new technologies, as resources permit.

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

Results of Operations - continued

The three months ended March 31, 2025 as compared to three months ended March 31, 2024

Revenue

In the three months ended March 31, 2025, revenue was less than $0.1 million as compared to $1.0 million for the corresponding period in the prior year. The $1.0 million decrease principally relates to the revenue from Lucid’s EsoGuard Esophageal DNA Tests not being included in our operating results for the three months ended March 31, 2025 as compared to the prior year, during which all three months of Lucid’s operating results were so included.

Cost of revenue

In the three months ended March 31, 2025, cost of revenue was less than $0.1 million as compared $1.7 million for the corresponding period in the prior year. The net decrease of $1.7 million was principally related to Lucid’s results not being included in our operating results for the three months ended March 31, 2025 as compared to the prior year, during which all three months of Lucid’s operating results were so included.

Sales and marketing expenses

In the three months ended March 31, 2025, sales and marketing costs were approximately $0.2 million as compared to $4.3 million for the corresponding period in the prior year. The net decrease of $4.1 million was principally related to Lucid’s results not being included in our operating results for the three months ended March 31, 2025 as compared to the prior year, during which all three months of Lucid’s operating results were so included.

General and administrative expenses

In the three months ended March 31, 2025, general and administrative costs were approximately $4.4 million as compared to $6.7 million for the corresponding period in the prior year. The net decrease of $2.3 million was principally related to Lucid’s results not being included in our operating results for the three months ended March 31, 2025 as compared to the prior year, during which all three months of Lucid’s operating results were so included.

Research and development expenses

In the three months ended March 31, 2025, research and development costs were approximately $0.8 million as compared to $1.9 million for the corresponding period in the prior year. The net decrease of $1.1 million was principally related to Lucid’s results not being included in our operating results for the three months ended March 31, 2025 as compared to the prior year, during which all three months of Lucid’s operating results were so included.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was zero in the three months ended March 31, 2025, as compared to $0.4 million for the corresponding period in the prior year. The decrease of $0.4 million in the current period was due to certain acquired intangible assets being fully amortized in February 2024.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended March 31, 2025 and March 31, 2024, the change in the fair value of our convertible notes was less than $0.1 million and $2.2 million of expense, respectively, related to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and (for the three months ended March 31, 2024 only) the Lucid March 2023 Senior Convertible Note. The April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of each applicable reporting period date. The Company initially recognized an aggregate of $4.3 million of fair value non-cash expense on the issue dates.

Results of Operations - continued

The three months ended March 31, 2025 as compared to three months ended March 31, 2024 - continued

Other Income and Expense - continued

Loss on Debt Extinguishment

In the three months ended March 31, 2025, a debt extinguishment loss in the aggregate of less than $0.1 million was recognized in connection with our April 2022 Senior Convertible Note and September 2022 Senior Convertible Note as discussed below.

●	In the three months ended March 31, 2025, approximately $0.2 million of principal repayments along with less than $0.1 million of interest expense thereon, were settled through the issuance of 401,303 shares of common stock of the Company, with such shares having a fair value of approximately $0.3 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). The conversions resulted in a debt extinguishment loss of less than $0.1 million in the three months ended March 31, 2025.

In comparison, in the three months ended March 31, 2024, a debt extinguishment loss in the aggregate of approximately $0.4 million was recognized in connection with our April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note as discussed below.

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

Change in fair value of Equity Method Investment

At March 31, 2025, the fair value of the Company’s investment in Lucid was $46.6 million, with the company recognizing an unrealized gain on its investment in Lucid of $21.0 million in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2025. The fair value of common shares of Lucid held by the Company was determined using the closing price of Lucid’s common stock per share on March 31, 2025 of $1.49.

Deemed Dividend on Lucid Series A and Series A-1 Convertible Preferred Stock Exchange Offer

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

Lucid Series B Convertible Preferred Stock Issuance and Lucid Series A/A-1 Exchange Offer	March 13, 2024

Fair Value - 31,790 shares of Lucid Series B Preferred Stock issued in exchange for Lucid Series A and Lucid Series A-1 Preferred Stock	$31,790
Less: Carrying value related to Lucid Series A and Series A-1 Preferred Stock Exchanged for Lucid Series B Preferred Stock (of 24,295 shares)	(24,294)
Deemed Dividend Charged to Accumulated Deficit	$7,496

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

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, and debt, both at the PAVmed level and, in the case of Lucid, at the subsidiary level. We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D and clinical trials. We experienced net income before noncontrolling interests of approximately $18.6 million and used approximately $1.6 million of cash in operations for the three months ended March 31, 2025. Financing activities provided $3.1 million of cash during the three months ended March 31, 2025. We ended the quarter with cash on-hand of $2.7 million as of March 31, 2025. We expect to continue to experience recurring losses and negative cash flows from operations, and will continue to fund our operations with debt and/or equity financing transactions. The Company’s ability to continue operations 12 months beyond the issuance of the financial statements, will depend upon its ability to control its operating costs within the limits of the amounts collected from its management service contracts with its non-consolidated subsidiaries, to substantially increase its revenues from the Veris Cancer Care platform, and to raise additional capital through various potential sources including equity or debt financings or refinancing or restructuring existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

Issue of Shares of Our Common Stock

During the three months ended March 31, 2025

●	We issued 1,216,565 shares of our common stock for net proceeds of approximately $0.8 million, after payment of 3% commissions, through our at-the-market equity facility with Cantor. (which has since been replaced by a similar facility with Maxim Group LLC). See below for more information.

●	We issued 401,303 shares of our common stock in satisfaction of approximately $0.2 million of principal repayments along with less than $0.1 million of interest expense thereon under the September 2022 Senior Convertible Note.

●	We issued 1,300,000 shares of our common stock as a result of conversions of $0.5 million of shares of our Series C Preferred Stock.

●	We issued 2,574,350 shares of our common stock and pre-funded warrants to purchase 756,734 shares of our common stock, in combination with the issuance of 677,143 shares of Veris, for gross proceeds of approximately $2.37 million.

●	We issued 77,408 shares of our common stock to vendors in exchange for less than $0.1 million of agreed upon services, which is included in general and administrative operating expenses on the Company’s unaudited condensed consolidated statement of operations.

Senior Convertible Notes

Effective as of March 31, 2022, we entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor, pursuant to which we agreed to sell, and the investor agreed to purchase an aggregate of $50.0 million face value principal of Senior Secured Convertible Notes. On April 4, 2022, we completed an initial closing under the SPA, in which we sold to the investor a Senior Secured Convertible Note with a face value principal of $27.5 million (the “April 2022 Senior Convertible Note”). The April 2022 Senior Secured Convertible Note had an initial contractual maturity date of April 4, 2024, which maturity date the investor agreed to extend by one year, to April 4, 2025. The April 2022 Senior Convertible Note was satisfied in full in connection with the Exchange.

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

Liquidity and Capital Resources - continued

Under the April 2022 Senior Convertible Note (until it was satisfied in full on January 17, 2025 upon consummation of the Exchange), the September 2022 Senior Convertible Note and the SPA, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. We also are subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $8.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) our average market capitalization over the prior ten trading days, not exceed 30% (the “Debt to Market Cap Ratio Test”), and (iii) that our market capitalization shall at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). The holder of the September 2022 Senior Convertible Note agreed, effective as of the consummation of the Exchange, to waive any non-compliance with the Financial Tests through December 31, 2025. Based on that separate waiver, as of March 31, 2025, the Company was in compliance with the Financial Tests.

See Note 10, Debt, to the Financial Statements for additional information about the SPA, the April 2022 Senior Convertible Note, and the September 2022 Senior Convertible Note. See also Note 4, Equity Method Investment, to the Financial Statements for additional information about the September 2022 Senior Convertible Note as it relates to the MSA.

PAVmed Inc. ATM Facility

In the three months ended March 31, 2025, the Company sold 1,216,565 shares through its at-the-market equity facility for net proceeds of approximately $0.8 million, after payment of 3% commissions.

On April 17, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time through or to Maxim, shares of its common stock. Under the Sales Agreement, the Company may not issue or sell through Maxim a dollar amount of shares that would exceed $2,880,000 of shares. The Company will pay Maxim a commission of 3.0% of the aggregate gross sales prices of the shares. The Company intends to use the net proceeds from any such sales for working capital and general corporate purposes.

This facility replaces the “at the market” facility PAVmed previously maintained with Cantor (which facility was on substantially similar terms).

Series C Convertible Preferred Stock

On November 15, 2024, the Company entered into an Exchange Agreement (the “Debt Exchange Agreement”) with the holder (the “Holder”) of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note. The Debt Exchange Agreement provided for the exchange (the “Exchange”) of $22.3 million in principal amount of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note and interest thereon for 22,347 shares of Series C Preferred Stock. On January 17, 2025, after satisfaction of all conditions to closing, the parties consummated the Exchange.

On November 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series C Securities Purchase Agreement”) with the Holder. The Series C Securities Purchase Agreement provided for the purchase of 2,653 shares of Series C Preferred Stock at a price of $1,000 per share, with the purchase price to be satisfied through the cancellation of $2.6 million of certain unsecured debt obligations owed by the Company to the Holder (the “Purchase”). On January 24, 2025, after satisfaction of all conditions to closing, the parties consummated the Purchase.

Liquidity and Capital Resources - continued

The Series C Preferred Stock was issued pursuant to the PAVmed Inc. Certificate of Designation of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock (“Series C Convertible Preferred Stock Certificate of Designation”) and has a par value of $0.001 per share. Each share of Series C Preferred Stock has a stated value of $1,000 (plus the amount of any dividends thereon that are capitalized), and entitles the holder thereof to a preferred dividend at a rate of 7.875% per annum, payable quarterly in arrears. The Series C Preferred Stock is entitled to vote with the holders of shares of Common Stock, voting together as one class, on all matters in which the holders of the preferred shares are permitted to vote with the class of shares of Common Stock pursuant to applicable law, on an as-converted basis (subject to certain limitations, including the beneficial ownership limitation described below).

The Series C Preferred Stock is pari passu with the Series B Convertible Preferred Stock, and is senior to all of the Company’s other equity securities. Upon liquidation, a holder of Series C Preferred Stock will be entitled to receive in cash out of the assets of the Company, before any amount would be paid to the holders of any of shares of the Company’s common stock, but pari passu with the holders of any Series B Preferred Stock then outstanding, an amount per share equal to the greater of (A) the sum of (i) 110% of the stated value (plus any accrued and unpaid dividends or other amounts then payable thereon) of such share of Series C Preferred Stock then outstanding and (ii) a ratable portion of 100% of the stated value (plus any accrued and unpaid dividends or other amounts then payable thereon) of the Series B Preferred Stock then outstanding and (B) the amount per share such holder would receive if such holder converted such share of Series C Preferred Stock into the Company’s common stock immediately prior to the date of such payment.

Each share of Series C Preferred Stock, plus accrued and unpaid dividends thereon, is convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock at an initial fixed conversion price of $1.068 per share, subject to certain adjustments. On February 18, 2025, the Company agreed to reduce temporarily, and the holder of the Series C Preferred Stock consented to reducing temporarily, the contractual conversion price under the Series C Preferred Stock to $0.40, during the period through March 31, 2025; provided that the aggregate amount of conversions under the Series C Preferred Stock at such conversion price during such period does not exceed 1 million shares. Such reduction was agreed to in connection with certain waivers granted by the holder of the Series C Preferred Stock, including waivers necessary to permit the Company and Veris to consummate the Offering (as described in Note 13, Common Stock and Common Stock Purchase Warrants).

At any time following the occurrence of a Triggering Event (as defined below), a holder of shares of the Series C Preferred Stock has the right to elect to convert shares of Series C Preferred Stock into the Company’s common stock at an alternate conversion price equal to the lower of: (i) the fixed conversion price then in effect, and (ii) the lowest of (A) 80% of the VWAP of the Company’s common stock as of the trading day immediately preceding the delivery or deemed delivery of the applicable notice of conversion, (B) 80% of the VWAP of the Company’s common stock as of the trading day of the delivery or deemed delivery of the applicable notice of conversion, and (C) 80% of the average VWAP of the Company’s common stock for each of the two trading days with the lowest VWAP of the Company’s common stock during the ten consecutive trading day period ending and including the trading day immediately prior to the delivery or deemed delivery of the applicable notice of conversion, but in the case of clause (ii), not less than $0.2136 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) (such price, the “Alternate Conversion Price”). The term “Triggering Event” includes events that would constitute an event of default under the September 2022 Senior Convertible Note, in addition to the failure of the Company to complete a Qualified Company Optional Redemption (as defined below) by March 31, 2025 (the “QCOR Triggering Event”). The principal consequence of a Triggering Event (other than a bankruptcy-related Triggering Event) is to give the holder the right to elect an alternate conversion as described above. In addition, the occurrence of a Triggering Event (other than a QCOR Triggering Event) will result in an increase to the dividend rate and limit the Company’s right to redeem the Series C Preferred Stock. A Triggering Event (other than a bankruptcy-related Triggering Event) will not otherwise accelerate any financial or other obligation on the part of the Company in respect of the Series C Preferred Stock.

If the Company grants, issues or sells (or enters into any agreement to grant, issue or sell) or is deemed to have granted, issued or sold, any shares of common stock, for consideration per share less than the fixed conversion price then in effect, then immediately after such issuance, the fixed conversion price shall be reduced to an amount equal to such lower price.

The Company has the right to redeem all, but not less than all, of the shares of Series C Preferred Stock at a redemption price equal to 132.5% of the aggregate stated value of the Series C Preferred Stock plus all accrued and unpaid dividends and other amounts then payable thereon. The Company also has an additional one-time right to redeem a portion of the shares of Series C Preferred Stock with an aggregate stated value of at least $5 million at the same redemption price (a “Qualified Company Optional Redemption”).

Liquidity and Capital Resources - continued

Upon a Change of Control (as defined in the Series C Convertible Preferred Stock Certificate of Designation), a holder of the Series C Preferred Stock has the right to require the Company to redeem all, or any portion, of the holder’s shares of Series C Preferred Stock at a price equal to 132.5% of the stated value of the Series C Preferred Stock (plus any accrued and unpaid dividends or other amounts then payable thereon) or, if greater, an amount determined pursuant to the Series C Convertible Preferred Stock Certificate of Designation based on the then-current market price or the consideration payable in the Change of Control transaction, whichever is higher.

A holder may not convert any of the shares of Series C Preferred Stock, to the extent that, after giving effect to such conversion, such holder (together with certain of its affiliates and other related parties) would beneficially own in excess of 9.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such conversion (the “Maximum Percentage”). The Holder may from time to time increase or decrease the Maximum Percentage; provided that in no event could the Maximum Percentage exceed 9.99%, provided, further, that any such increase would not be effective until the 61st day after delivery of a notice to the Company of such increase.

The Company and its subsidiaries (other than Lucid) are subject to certain customary affirmative and negative covenants regarding the rank of the Series C Preferred Stock, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, transactions with affiliates and the ability to complete stock splits, among other customary matters. The Company also is subject to a financial covenant requiring that it maintain its cash flow on a break-even basis.

See Note 12, Preferred Stock, to the Financial Statements for additional information about the Series C Preferred Stock.

PAVmed/Veris Common Stock Offering

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

The Pre-Funded Warrants become exercisable upon the receipt of the stockholder approval described above, expire on February 18, 2030, and have an exercise price of $0.001 per share, subject to adjustment as described below. The Pre-Funded Warrants may be exercised for cash, or on a cashless basis. In the event the Pre-Funded Warrants are exercised on a cashless basis, the holder will be entitled to receive a number of shares of the Company’s common stock equal to (x) the excess of the market value of a share of the Company’s common stock over the exercise price, multiplied by (y) the number of shares as to which the Pre-Funded Warrant is being exercised, divided by (z) the market value of a share of the Company’s common stock. The exercise price and number and type of securities or other property issuable on exercise of the Pre-Funded Warrants may be adjusted in certain circumstances, including in the event of a stock split or combination, stock dividend, or a recapitalization, reorganization, merger or similar transaction. In addition, a holder of the Pre-Funded Warrants will be entitled to participate in rights offerings or pro rata distributions by the Company. However, there will be no adjustment for issuances of shares of common stock at a price below the exercise price.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgements. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 24, 2025. There have been no material changes to our critical accounting estimates in the three months ended March 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 11, 2025, the Company approved the issuance of 75,000 shares of the Company’s common stock to an investor relations firm it had engaged, in consideration of services to be rendered thereby. The offer and sale of these shares of common stock is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Except as discussed above and as previously disclosed in our current reports on Form 8-K filed prior to the date of this Form 10-Q and in Note 12, Preferred Stock, to our accompanying unaudited condensed consolidated financial statements, we did not sell any unregistered securities or repurchase any of our securities during the three months ended March 31, 2025. The offers and sales disclosed in Note 12, Preferred Stock, to our accompanying unaudited condensed consolidated financial statements were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving public offerings.

See Part I, Item 2 under the caption “Liquidity and Capital Resources” for a description of limitations on the payment of dividends.

Item 3. Defaults Upon Senior Securities

The information set forth in Part I, Item 2 under the caption “Liquidity and Capital Resources — Senior Secured Convertible Notes,” relating to the waiver of the Company’s default under the Financial Tests set forth in the September 2022 Senior Convertible Note, is incorporated herein by reference.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

May 14, 2025	By:	/s/ Dennis M McGrath
Dennis M McGrath
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
3.1.1	Certificate of Incorporation	S-1	3.1	4/22/2015
3.1.2	Certificate of Amendment to Certificate of Incorporation	S-1	3.2	4/22/2015
3.1.3	Certificate of Amendment to Certificate of Incorporation, dated October 1, 2018	8-K	3.1	10/2/2018
3.1.4	Certificate of Amendment to Certificate of Incorporation, dated June 26, 2019	8-K	3.1	6/27/2019
3.1.5	Certificate of Amendment to Certificate of Incorporation, dated July 24, 2020	8-K	3.1	7/27/2020
3.1.6	Certificate of Amendment to Certificate of Incorporation, dated June 21, 2022	8-K	3.1	6/22/2022
3.1.7	Certificate of Amendment to Certificate of Incorporation, dated January 15, 2025	8-K	3.1	1/15/2025
3.1.8	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K/A	3.1	4/20/2018
3.1.9	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	8-K	4.1	1/21/2025
10.1	Pre-Funded Warrants, dated February 21, 2025.	*
10.2	Registration Rights Agreement, dated February 21, 2025.	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

