Form 10-Q
period 2025-06-30
PAVmed Inc.
filed 2025-08-14
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of June 30, 2025 and August 11, 2025, there were 20,464,862 and 21,932,914 shares, respectively, of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan as of such date).

i

Part I - Financial Information

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	June 30, 2025	December 31, 2024
Assets:
Current assets:
Cash	$4,004	$1,185
Accounts receivable	3	18
Prepaid expenses, deposits, and other current assets	1,481	961
Total current assets	5,488	2,164
Fixed assets, net	100	151
Operating lease right-of-use assets	2,256	2,500
Equity method investment - at fair value	35,998	25,637
Other assets	51	208
Total assets	$43,893	$30,660
Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$387	$657
Accrued expenses and other current liabilities	2,777	5,176
Operating lease liabilities, current portion	542	513
Senior Secured Convertible Notes - at fair value	6,800	29,100
Total current liabilities	10,506	35,446
Operating lease liabilities, less current portion	1,968	2,247
Total liabilities	12,474	37,693
Commitments and contingencies (Note 8)
Mezzanine Equity
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series C Convertible Preferred Stock, stated value $1,037 at June 30, 2025, and issued and outstanding of 3,145 shares at June 30, 2025 and no shares issued and outstanding as of December 31, 2024	3,260	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding of 1,469,969 shares at June 30, 2025 and 1,412,865 shares at December 31, 2024	3,487	3,316
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series C Convertible Preferred Stock, stated value $1,037 at June 30, 2025, and issued and outstanding of 20,335 shares at June 30, 2025 and no shares issued and outstanding as of December 31, 2024	21,083	—
Common stock, $0.001 par value. Authorized, 250,000,000 shares (Note 13); 20,142,463 and 11,198,977 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	20	11
Additional paid-in capital	263,515	249,143
Accumulated deficit	(250,575)	(254,965)
Total PAVmed Inc. Stockholders’ Equity (Deficit)	37,530	(2,495)
Noncontrolling interests	(9,371)	(4,538)
Total Stockholders’ Equity (Deficit)	28,159	(7,033)
Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$43,893	$30,660

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$6	$979	$14	$1,989
Operating expenses:
Cost of revenue	41	1,666	78	3,411
Sales and marketing	220	4,242	467	8,552
General and administrative	3,670	7,009	8,053	13,688
Amortization of acquired intangible assets	—	105	—	477
Research and development	790	1,641	1,576	3,583
Total operating expenses	4,721	14,663	10,174	29,711
Operating loss	(4,715)	(13,684)	(10,160)	(27,722)
Other income (expense):
Interest income	8	110	14	182
Interest expense	(4)	(11)	(7)	(26)
Change in fair value - equity method investment	(10,643)	—	10,361	—
Change in fair value - Senior Secured Convertible Notes	(200)	(566)	(249)	(2,728)
Debt extinguishments loss - Senior Secured Convertible Notes	—	(763)	(58)	(1,132)
Debt modification expense	—	—	—	(2,000)
Management fee income	3,150	—	6,300	—
Grant income	80	—	99	—
Other income (expense), net	(7,609)	(1,230)	16,460	(5,704)
Income (loss) before provision for income tax	(12,324)	(14,914)	6,300	(33,426)
Provision for income taxes	—	—	—	—
Net income (loss) before noncontrolling interests	(12,324)	(14,914)	6,300	(33,426)
Net loss attributable to the noncontrolling interests	403	4,087	747	7,387
Net income (loss) attributable to PAVmed Inc.	(11,921)	(10,827)	7,047	(26,039)
Less: Series B Convertible Preferred Stock dividends earned	(88)	(81)	(175)	(161)
Less: Series C Convertible Preferred Stock dividends earned	(481)	—	(879)	—
Less: Deemed dividend on Series C Convertible Preferred Stock	(818)	—	(1,607)	—
Less: Deemed dividend on Subsidiary Preferred Stock attributable to the noncontrolling interests	—	—	—	(7,496)
Net income (loss) attributable to PAVmed Inc. common stockholders	$(13,308)	$(10,908)	$4,386	$(33,696)
Per share information:
Net income (loss) per share attributable to PAVmed Inc. common stockholders – basic	$(0.74)	$(1.19)	$0.27	$(3.78)
Net income (loss) per share attributable to PAVmed Inc. common stockholders – diluted	$(0.74)	$(1.19)	$0.13	$(3.78)
Weighted average common shares outstanding, basic	18,084,653	9,152,819	15,992,034	8,923,862
Weighted average common shares outstanding, diluted	18,084,653	9,152,819	54,272,962	8,923,862

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE MONTHS ENDED June 30, 2025

(in thousands except number of shares and per share data - unaudited)

	Mezzanine Equity		PAVmed Inc. Stockholders’ Equity (Deficit)
	Series C Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - March 31, 2025	1,969	$2,000	1,441,135	$3,400	$22,511	$22,878	16,769,619	$17	$255,967	$(237,268)	$(6,062)	$38,932
Dividends declared - Series B Convertible Preferred Stock	—	—	28,834	87	—	—	—	—	—	(87)	—	—
Vest - restricted stock awards	—	—	—	—	—	—	1,016	—	—	—	—	—
Impact of subsidiary equity transactions	—	—	—	—	—	—	—	—	5,507	—	(5,507)	—
Issuance - vendor service agreement	—	—	—	—	—	—	75,000	—	54	—	104	158
Issuance - common stock - subsidiary, net of issuance costs	—	—	—	—	—	—	—	—	—	—	2,490	2,490
Conversions - Series C Convertible Preferred Stock	—	—	—	—	(1,000)	(1,016)	2,540,094	3	1,013	—	—	—
Initial reclassification of Series C Convertible Preferred Stock from permanent equity to Mezzanine Equity due to partial redemption feature	1,240	1,260	—	—	(1,240)	(1,260)	—	—	—	—	—	(1,260)
Reclassification of Series C Convertible Preferred Stock to permanent equity from Mezzanine Equity due to increase in stated value due to dividend capitalization	(64)	—	—	—	64	—	—	—	—	—	—	—
Dividends earned - Series C Convertible Preferred Stock	—	—	—	—	—	481	—	—	—	(481)	—	—
Deemed dividend on Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	818	(818)	—	—
Exercise Pre-funded warrants	—	—	—	—	—	—	756,734	—	1	—	—	1
Stock-based compensation - PAVmed Inc.	—	—	—	—	—	—	—	—	155	—	—	155
Stock-based compensation - subsidiary	—	—	—	—	—	—	—	—	—	—	7	7
Net income (loss)	—	—	—	—	—	—	—	—	—	(11,921)	(403)	(12,324)
Balance - June 30, 2025	3,145	$3,260	1,469,969	$3,487	20,335	$21,083	20,142,463	$20	$263,515	$(250,575)	$(9,371)	$28,159

See accompanying notes to the unaudited unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the SIX MONTHS ENDED June 30, 2025

(in thousands, except number of shares and per share data - unaudited)

	Mezzanine Equity		PAVmed Inc. Stockholders’ Equity (Deficit)
	Series C Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - December 31, 2024	—	$—	1,412,865	$3,316	—	$—	11,198,977	$11	$249,143	$(254,965)	$(4,538)	$(7,033)
Dividends declared - Series B Convertible Preferred Stock	—	—	57,104	171	—	—	—	—	—	(171)	—	—
Issue common stock - PAVM ATM Facility	—	—	—	—	—	—	1,216,565	1	840	—	—	841
Vest - restricted stock awards	—	—	—	—	—	—	2,032	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	—	—	—	—	401,303	1	259	—	—	260
Impact of subsidiary equity transactions	—	—	—	—	—	—	—	—	7,928	—	(7,928)	—
Issuance - vendor service agreement	—	—	—	—	—	—	152,408	—	104	—	104	208
Issuance - common stock private placement offering with pre-funded warrants and Veris Health common stock issuance, net of issuance costs	—	—	—	—	—	—	2,574,350	3	1,419	—	948	2,370
Issuance - common stock - subsidiary, net of issuance costs	—	—	—	—	—	—	—	—	—	—	2,490	2,490
Issuance through debt exchange - Series C Convertible Preferred Stock, net of financing fees	—	—	—	—	22,347	22,347	—	—	(109)	—	—	22,238
Issuance through unsecured debt obligation cancellation - Series C Convertible Preferred Stock	—	—	—	—	2,653	2,653	—	—	—	—	—	2,653
Conversions - Series C Convertible Preferred Stock	—	—	—	—	(1,520)	(1,536)	3,840,094	4	1,532	—	—	—
Initial reclassification of Series C Convertible Preferred Stock from permanent equity to Mezzanine Equity due to partial redemption feature	3,240	3,260	—	—	(3,240)	(3,260)	—	—	—	—	—	(3,260)
Reclassification of Series C Convertible Preferred Stock to permanent equity from Mezzanine Equity due to increase in stated value due to dividend capitalization	(95)	—	—	—	95	—	—	—	—	—	—	—
Dividends earned - Series C Convertible Preferred Stock	—	—	—	—	—	879	—	—	—	(879)	—	—
Deemed dividend on Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	1,607	(1,607)	—	—
Exercise Pre-funded warrants	—	—	—	—	—	—	756,734	—	—	—	—	—
Stock-based compensation - PAVmed Inc.	—	—	—	—	—	—	—	—	792	—	—	792
Stock-based compensation - subsidiaries	—	—	—	—	—	—	—	—	—	—	300	300
Net income (loss)	—	—	—	—	—	—	—	—	—	7,047	(747)	6,300
Balance - June 30, 2025	3,145	$3,260	1,469,969	$3,487	20,335	$21,083	20,142,463	$20	$263,515	$(250,575)	$(9,371)	$28,159

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

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except number of shares and per share data - unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss) - before noncontrolling interest (“NCI”)	$6,300	$(33,426)

Adjustments to reconcile net income (loss) - before NCI to net cash used in operating activities
Depreciation and amortization expense	65	891
Stock-based compensation	1,092	3,786
Change in fair value - equity method investment	(10,361)	—
Amortization of common stock payment for vendor service agreement	103	163
Change in fair value - Senior Secured Convertible Notes	249	2,728
Debt extinguishment loss - Senior Secured Convertible Note	58	1,132
Non-cash lease expense	(6)	5
Changes in operating assets and liabilities:
Accounts receivable	15	(158)
Prepaid expenses, deposits and current and other assets	(259)	380
Accounts payable	(268)	(553)
Accrued expenses and other current liabilities	253	287
Net cash flows used in operating activities	(2,759)	(24,765)

Cash flows from investing activities
Purchase of equipment	(14)	(45)
Net cash flows used in investing activities	(14)	(45)

Cash flows from financing activities
Proceeds – issue of preferred stock - subsidiary	—	29,798
Proceeds – issue of common stock and pre-funded warrants	2,370	—
Proceeds – issue of common stock - subsidiary	2,490	—
Payment – financing costs – debt exchange	(109)	—
Payment – Senior Secured Convertible Note – acceleration floor payments	—	(531)
Proceeds – issue of common stock - At-The-Market Facility	841	984
Proceeds – issue common stock – Employee Stock Purchase Plan	—	62
Proceeds – subsidiary common stock – Employee Stock Purchase Plan	—	353
Proceeds – exercise of stock options issued under equity plan of subsidiary	—	4
Net cash flows provided by financing activities	5,592	30,670
Net increase in cash	2,819	5,860
Cash, beginning of period	1,185	19,639
Cash, end of period	$4,004	$25,499

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, common stock purchase warrants, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated less than $0.1 million of revenue for the three and six months ended June 30, 2025, and the Company expects to continue to experience recurring losses and to generate negative cash flows from operating activities in the near future.

The Company realized net income attributable to PAVmed common stockholders of approximately $4.4 million and had net cash flows used in operating activities of approximately $2.8 million for the six months ended June 30, 2025. As of June 30, 2025, the Company had a working capital deficiency of approximately $5.0 million, with such working capital inclusive of the Senior Secured Convertible Notes classified as a current liability of an aggregate of approximately $6.8 million and approximately $4.0 million of cash.

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

The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2025.

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

Included in the Company’s cash as of June 30, 2025 and December 31, 2024 is $299 related to a restricted deposit account for a standby letter of credit associated with our corporate headquarters which has a lease maturity date in 2030.

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

Note 3 — Summary of Significant Accounting Policies - continued

Equity Method Investments

Businesses that are not consolidated, but over which PAVmed exercises significant influence, are accounted for under the equity method of accounting. The determination as to whether or not PAVmed exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with PAVmed’s holdings in common stock in that company. PAVmed accounts for Lucid Diagnostics as an equity method investment beginning on September 10, 2024, and through the period ended June 30, 2025.

Fair Value Option (“FVO”) Election

Under a Securities Purchase Agreement dated March 31, 2022, the Company issued a Senior Secured Convertible Note dated April 4, 2022, referred to herein as the “April 2022 Senior Convertible Note”, and a Senior Secured Convertible Note dated September 8, 2022, as amended from time to time, referred to herein as the “September 2022 Senior Convertible Note”, which are accounted under the “fair value option election” as discussed below.

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

The following presents summarized financial information related to Lucid accounted for under the equity method as of June 30, 2025. This aggregate information has been compiled from the financial statements of Lucid.

June 30, 2025
Cash	$31,123
Other current assets	2,710
Non-current assets	4,837
Total assets	38,670
Current liabilities	29,426
Non-current liabilities	1,382
Shareholders’ equity	7,862
Total liabilities and stockholders’ equity	$38,670

	Three Months ended June 30, 2025	Six Months ended June 30, 2025

Revenue	$1,163	$1,991
Net income (loss) attributable to common stockholders	$(7,888)	$(43,906)

At June 30, 2025 and December 31, 2024, the fair value of the Company’s investment in Lucid was $36.0 million and $25.6 million, respectively. The Company recognized an unrealized loss on its investment in Lucid of $10.6 million and an unrealized gain on its investment in Lucid of $10.4 million in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively. The fair value of shares of Lucid’s common stock held by the Company was determined using the closing price of Lucid’s common stock per share on June 30, 2025 and December 31, 2024 of $1.15 and $0.819, respectively. At June 30, 2025 and December 31, 2024, PAVmed held approximately 27.1% and 40%, respectively, of Lucid’s common stock voting interest.

Note 4 — Equity Method Investment - continued

Lucid - Management Services Agreement

Lucid’s daily operations are also managed in part by personnel employed by the Company, for which the Company records management fee income, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with Lucid. The MSA does not have a termination date, but may be terminated by Lucid. The MSA Fee is charged on a monthly basis and is subject to periodic adjustment corresponding with changes in the services provided by the Company’s personnel to Lucid, with any such change in the MSA Fee being subject to approval of the boards of directors of each of the Company and Lucid. The monthly fee due to the Company from Lucid is $1,050. During the three and six months ended June 30, 2025, the MSA fee income was $3,150 and $6,300, respectively.

In connection with the Exchange, the September 2022 Senior Convertible Note was amended to provide that MSA Fees will be paid in cash, and that the Company will be required to set aside 50% of such payments received after January 31, 2025, unless certain conditions are met (the “MSA Reserve Requirement”). However, the Company and the holder have entered into a waiver, pursuant to which, among other things, the holder agreed to waive the MSA Reserve Requirement through September 30, 2025.

Note 5 — Revenue from Contracts with Customers

Revenue Recognized

The Company recognized less than $0.1 million in each of the three and six months ended June 30, 2025, in each case from subscription revenue derived from its Veris Health Cancer Care Platform. In addition, the Company’s revenue for the three and six months ended June 30, 2024 was $979 and $1,989, respectively, primarily resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration.

Cost of Revenue

Until September 10, 2024, the date of deconsolidation of Lucid Diagnostics from PAVmed’s consolidated results, the cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties. Presently, cost of revenues of $41 and $78 for the three and six months ended June 30, 2025, respectively, are principally from amounts incurred in the delivery of patient services including web hosting costs, patient devices, and compensation costs.

The Company’s cost of revenue for the three and six months ended June 30, 2025 was less than $0.1 million, primarily associated with Veris subscription revenue. The Company’s cost of revenue for the three and six months ended June 30, 2024 was $1,666 and $3,411, respectively, primarily related to costs for our laboratory operations and EsoCheck device supplies.

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	June 30, 2025	December 31, 2024
Advanced payments to service providers and suppliers	$320	$115
Prepaid insurance	528	233
Deposits	373	347
Veris Box supplies	260	266
Total prepaid expenses, deposits and other current assets	$1,481	$961

Note 7 — Leases

The Company’s future lease payments as of June 30, 2025, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2025 (remainder of year)	$357
2026	724
2027	594
2028	471
2029	481
Thereafter	367
Total lease payments	$2,994
Less: imputed interest	(484)
Present value of lease liabilities	$2,510

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$352	$942
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,285
Weighted-average remaining lease term - operating leases (in years)	4.61	4.40
Weighted-average discount rate - operating leases	7.875%	7.875%

As of June 30, 2025 and December 31, 2024, the Company’s right-of-use assets from operating leases were $2,256 and $2,500, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the Company had outstanding operating lease obligations of $2,510 and $2,760, respectively, of which $542 and $513, respectively, are reported in operating lease liabilities, current portion and $1,968 and $2,247, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, as a function of the financing terms the Company would likely receive on the open market.

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

Note 9 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
June 30, 2025
Assets:
Investment in Lucid Diagnostics, Inc common stock	$35,998	$—	$—	$35,998
Total assets at fair value	$35,998	$—	$—	$35,998
Liabilities:
Senior Secured Convertible Note - September 2022	—	—	6,800	6,800
Total liabilities at fair value	$—	$—	$6,800	$6,800

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2024
Assets:
Investment in Lucid Diagnostics, Inc common stock	$25,637	$—	$—	$25,637
Total assets at fair value	$25,637	$—	$—	$25,637
Liabilities:
Senior Secured Convertible Note - April 2022	$—	$—	$20,300	$20,300
Senior Secured Convertible Note - September 2022	—	—	8,800	8,800
Total liabilities at fair value	$—	$—	$29,100	$29,100

[1]	There were no transfers between the respective Levels during the period ended June 30, 2025.

As discussed in Note 10, Debt, the Company issued Senior Secured Convertible Notes dated April 4, 2022 and September 8, 2022, with an initial $27.5 million face value principal (“April 2022 Senior Convertible Note”) and an initial $11.25 million face value principal (as amended from time to time, “September 2022 Senior Convertible Note”), respectively. Both convertible notes are accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

Note 9 — Financial Instruments Fair Value Measurements - continued

The estimated fair value of the September 2022 Senior Convertible Note as of June 30, 2025 and the estimated fair value of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note as of December 31, 2024, were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

September 2022 Senior Convertible Note: June 30, 2025
Fair Value	$6,800
Face value principal payable	$6,579
Required rate of return	9.100%
Conversion Price	$1.07
Value of common stock	$0.60
Expected term (years)	0.50
Volatility	90.00%
Risk free rate	4.20%
Dividend yield	—%

	April 2022 Senior Convertible Note: December 31, 2024	September 2022 Senior Convertible Note: December 31, 2024
Fair Value	$20,300	$8,800
Face value principal payable	$17,602	$7,627
Required rate of return	9.100%	8.900%
Conversion Price	$75.00	$75.00
Value of common stock	$0.63	$0.63
Expected term (years)	0.04 - 0.26	0.69
Volatility	160.00%	160.00%
Risk free rate	4.27% - 4.31%	4.12%
Dividend yield	—%	—%

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

Note 10 — Debt

The fair value and face value principal outstanding of the Senior Convertible Notes as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
September 2022 Senior Convertible Note	December 31, 2025	7.875%	$1.068	6,579	6,800
Balance as of June 30, 2025				$6,579	$6,800

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2025	7.875%	$75.00	$17,602	$20,300
September 2022 Senior Convertible Note	September 8, 2025	7.875%	$75.00	7,627	8,800
Balance as of December 31, 2024				$25,229	$29,100

The changes in the fair value of debt during the three and six months ended June 30, 2025 is as follows:

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - March 31, 2025	$—	$6,600	$—	$6,600	$—
Change in fair value	—	200	—	200	(200)
Fair Value at June 30, 2025	$—	$6,800	$—	$6,800
Other Income (Expense) - Change in fair value – three month period ended June 30, 2025					$(200)

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - December 31, 2024	$20,300	$8,800	$29,100	$—
Installment repayments – common stock	—	(176)	(176)	—
Non-installment payments – common stock	—	(26)	(26)	—
Principal paydown through exchange	(17,602)	(871)	(18,473)	—
Non-installment payment through exchange	(2,772)	(1,102)	(3,874)	—
Change in fair value	74	175	249	(249)
Fair Value at June 30, 2025	$—	$6,800	$6,800
Other Income (Expense) - Change in fair value – six months ended June 30, 2025				$(249)

Note 10 — Debt - continued

The changes in the fair value of debt during the three and six months ended June 30, 2024 is as follows:

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - March 31, 2024	$18,800	$13,600	$13,140	$45,540	$—
Installment repayments – common stock	—	(700)	(1,125)	(1,825)	—
Non-installment payments – common stock	—	(65)	(216)	(281)	—
Change in fair value	400	765	(599)	566	(566)
Fair Value at June 30, 2024	$19,200	$13,600	$11,200	$44,000
Other Income (Expense) - Change in fair value – three months period ended June 30, 2024					$(566)

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - December 31, 2023	$19,000	$11,250	$13,950	$44,200	$—
Installment repayments – common stock	—	(980)	(1,208)	(2,188)	—
Non-installment payments – common stock	—	(88)	(652)	(740)	—
Change in fair value	200	3,418	(890)	2,728	(2,728)
Fair Value at June 30, 2024	$19,200	$13,600	$11,200	$44,000
Other Income (Expense) - Change in fair value – six months ended June 30, 2024					$(2,728)

Note 10 — Debt - continued

PAVmed - Senior Secured Convertible Notes

The Company issued a Senior Secured Convertible Note dated April 4, 2022, referred to herein as the “April 2022 Senior Convertible Note”, with such note having a $27.5 million face value principal. On November 15, 2024, the Company entered into an Exchange Agreement (the “Debt Exchange Agreement”) with the holder of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note (as defined below). As described below, the April 2022 Senior Convertible Note was satisfied in full in connection with the consummation in January 2025 of the transactions contemplated by the Debt Exchange Agreement.

The Company issued an additional Senior Secured Convertible Note dated September 8, 2022, referred to herein as the “September 2022 Senior Convertible Note”, with such note having a $11.25 million face value principal, a 7.875% annual stated interest rate, a contractual conversion price of $75.00 per share (which conversion price, in connection with the Exchange, was reduced to $1.068 per share as of January 17, 2025) of the Company’s common stock. The September 2022 Senior Convertible Note may be converted into shares of common stock of the Company at the holder’s election.

The Company is subject to financial covenants requiring: (i) a minimum of $8.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, to not exceed 30% (the “Debt to Market Cap Ratio Test”); and (iii) the Company’s market capitalization to at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). The Investor agreed to waive any such non-compliance in connection with the consummation of the Exchange, through December 31, 2025.

In the six months ended June 30, 2025, approximately $176, of principal repayments along with approximately $26 of interest expense thereon, were settled through the issuance of 401,303, shares of common stock of the Company, with such shares having a fair value of approximately $260, (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in debt extinguishment losses of $58 in the six months ended June 30, 2025. The average conversion price of $0.50 per share reflected a temporary price reduction consented to by the board of directors in accordance with the underlying debt agreements.

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

On November 20, 2024, the Company entered into a Securities Purchase Agreement (the “Series C Securities Purchase Agreement”) with the Holder of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note. The Series C Securities Purchase Agreement provided for the purchase of 2,653 shares of Series C Preferred Stock at a price of $1,000 per share, with the purchase price to be satisfied through the cancellation of $2.6 million of certain unsecured debt obligations owed by the Company to the holder (the “Purchase”). On January 24, 2025, after satisfaction of all conditions to closing, the parties consummated the Purchase.

Note 10 — Debt - continued

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

During the three and six months ended June 30, 2024, the Company recognized debt extinguishment losses in total of approximately $763 and $1,132, respectively, in connection with the Company or Lucid (as applicable) issuing shares of its common stock for principal repayments on convertible debt mentioned above.

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

A total of 4,912,140 shares of common stock of PAVmed are reserved for issuance under the PAVmed 2014 Equity Plan, with 3,560,881 shares available for grant as of June 30, 2025. The share reservation is not diminished by a total of 61,146 PAVmed stock options and restricted stock awards granted outside the PAVmed 2014 Equity Plan as of June 30, 2025. In January 2025, the number of shares available for grant was increased by 576,170 in accordance with the evergreen provisions of the plan. In June 2025, the Company received shareholder approval to increase the number of shares available for grant by 2,500,000.

Note 11 — Stock-Based Compensation - continued

PAVmed Stock Options

PAVmed stock options granted under the PAVmed 2014 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2024	1,065,319	$25.50	6.5	$341
Granted(1)	255,000	$1.51
Exercised	—	$—
Forfeited	(498,176)	$23.23
Outstanding stock options at June 30, 2025(3)	822,143	$19.44	6.6	$—
Vested and exercisable stock options at June 30, 2025	596,926	$25.96	5.7	$—

(1)	Stock options granted under the PAVmed 2014 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the PAVmed common stock on each of June 30, 2025 and December 31, 2024 and the exercise price of the underlying PAVmed stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above are inclusive of 54,480 and 60,054 stock options granted outside the PAVmed 2014 Equity Plan, as of June 30, 2025 and December 31, 2024, respectively.

In January 2025, the Company accepted from employees the voluntary forfeiture of approximately 494,202 of previously granted PAVmed stock options, each with an exercise price greater than $4.00 per share and collectively with a weighted average exercise price of $23.38 per share. None of the forfeitures were from officers or board members.

Subsequent to June 30, 2025, on July 16, 2025, the Company granted 526,500 stock options to employees under the PAVmed 2014 Equity Plan with a weighted average exercise price of $0.58. One-third of each option was deemed vested on the date of grant, with the balance vesting ratably over the next eight quarters beginning September 30, 2025.

PAVmed Restricted Stock Awards

PAVmed restricted stock awards granted under the PAVmed 2014 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2024	324,431	$9.80
Granted	—	—
Vested	(2,032)	5.79
Forfeited	—	—
Unvested restricted stock awards as of June 30, 2025	322,399	$9.80

Subsequent to June 30, 2025, on July 16, 2025, the Company awarded 362,000 shares of restricted stock to employees under the PAVmed 2014 Equity Plan. Each award will vest in full on or about the third anniversary of the award date.

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

Note 11 — Stock-Based Compensation - continued

Consolidated Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized by each of PAVmed and (through September 10, 2024, the date of PAVmed’s deconsolidation of Lucid) Lucid Diagnostics for both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$—	$44	$—	$80
Sales and marketing expenses	1	387	46	790
General and administrative expenses	148	1,214	944	2,292
Research and development expenses	13	259	102	624
Total stock-based compensation expense	$162	$1,904	$1,092	$3,786

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

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$33	$58
Lucid Diagnostics 2018 Equity Plan – sales and marketing	326	597
Lucid Diagnostics 2018 Equity Plan – general and administrative	609	937
Lucid Diagnostics 2018 Equity Plan – research and development	138	258
PAVmed 2014 Equity Plan - cost of revenue	11	22
PAVmed 2014 Equity Plan - sales and marketing	39	118
PAVmed 2014 Equity Plan - general and administrative	1	4
PAVmed 2014 Equity Plan - research and development	44	141
Total stock-based compensation expense – recognized by Lucid Diagnostics	$1,201	$2,135

The consolidated unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under the PAVmed 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
PAVmed 2014 Equity Plan
Stock Options	$238	1.8
Restricted Stock Awards	$270	1.4

Note 11 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.42 and $1.46 per share during the six months ended June 30, 2025 and 2024, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions below.

	Six Months Ended June 30,
	2025	2024
Expected term of stock options (in years)	5.8	5.8
Expected stock price volatility	101%	90%
Risk free interest rate	3.9%	4.3%
Expected dividend yield	—%	—%

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.80 per share during the six months ended June 30, 2024, calculated using the following weighted average Black-Scholes valuation model assumptions:

Six Months Ended June 30, 2024
Expected term of stock options (in years)	5.7
Expected stock price volatility	74%
Risk free interest rate	4.4%
Expected dividend yield	—%

PAVmed Inc. Employee Stock Purchase Plan (“PAVmed ESPP”)

Effective September 18, 2024, PAVmed’s compensation committee temporarily suspended any participation in the PAVmed ESPP. Accordingly, no shares of common stock of the Company have been purchased under the PAVmed ESPP since March 31, 2024.

A total of 34,332 shares of common stock of the Company were purchased for proceeds of approximately $62 on March 31, 2024, under the PAVmed ESPP. The PAVmed ESPP has a total reserve of 466,668 shares of common stock of PAVmed of which 306,530 shares are available for issue as of June 30, 2025. In January 2025, the number of shares available-for-issue was increased by 166,667 in accordance with the evergreen provisions of the plan.

Note 12 — Preferred Stock

As of June 30, 2025 and December 31, 2024, there were 1,469,969 and 1,412,865 shares of PAVmed Series B Convertible Preferred Stock, classified in permanent equity, issued and outstanding, respectively.

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

Note 12 — Preferred Stock - continued

PAVmed Series B Convertible Preferred Stock Dividends Earned

The Series B Convertible Preferred Stock dividends earned are included in the calculation of basic and diluted net loss attributable to PAVmed common stockholders for each of the respective corresponding periods presented in the accompanying consolidated statement of operations, inclusive of $88 and $175 of such dividends earned in the three and six months ended June 30, 2025, respectively; and $81 and $161 of such dividends earned in the three and six months ended June 30, 2024, respectively.

PAVmed Series B Convertible Preferred Stock Dividends Declared

During the six months ended June 30, 2025, the Company’s board of directors declared an aggregate of approximately $171 of Series B Convertible Preferred Stock dividends, inclusive of $85 earned as of December 31, 2024; and $86 earned as of March 31, 2025, with such dividends settled by the issue of an additional aggregate 57,104 additional shares of Series B Convertible Preferred Stock, inclusive of 28,270 shares issued with respect to the dividends earned as of December 31, 2024; and 28,834 shares issued with respect to the dividends earned as of March 31, 2025.

During the six months ended June 30, 2024, the Company’s board of directors declared an aggregate of approximately $158 of Series B Convertible Preferred Stock dividends, inclusive of $78 earned as of December 31, 2023; and $80 earned as of March 31, 2024, with such dividends settled by the issue of an additional aggregate 52,763 additional shares of Series B Convertible Preferred Stock, inclusive of 26,123 shares issued with respect to the dividends earned as of December 31, 2023; and 26,640 shares issued with respect to the dividends earned as of March 31, 2024.

Subsequent to June 30, 2025, on August 5, 2025, the Company’s board of directors declared a PAVmed Series B Convertible Preferred Stock dividend, earned as of June 30, 2025, of $88, to be settled by the issue of 29,415 additional shares of Series B Convertible Preferred Stock.

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

Note 12 — Preferred Stock - continued

At any time following the occurrence of a Triggering Event (as defined below), a holder of shares of the Series C Preferred Stock has the right to elect to convert shares of Series C Preferred Stock into the Company’s common stock at an alternate conversion price equal to the lower of: (i) the fixed conversion price then in effect, and (ii) the lowest of (A) 80% of the VWAP of the Company’s common stock as of the trading day immediately preceding the delivery or deemed delivery of the applicable notice of conversion, (B) 80% of the VWAP of the Company’s common stock as of the trading day of the delivery or deemed delivery of the applicable notice of conversion, and (C) 80% of the average VWAP of the Company’s common stock for each of the two trading days with the lowest VWAP of the Company’s common stock during the ten consecutive trading day period ending and including the trading day immediately prior to the delivery or deemed delivery of the applicable notice of conversion, but in the case of clause (ii), not less than $0.2136 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) (such price, the “Alternate Conversion Price”). The term “Triggering Event” includes events that would constitute an event of default under the September 2022 Senior Convertible Note, in addition to the failure of the Company to complete a Qualified Company Optional Redemption (as defined below) by March 31, 2025 (the “QCOR Triggering Event”), although the holder of the Series C Preferred Stock has waived the occurrence of any QCOR Triggering Event through September 30, 2025. The principal consequence of a Triggering Event (other than a bankruptcy-related Triggering Event) is to give the holder the right to elect an alternate conversion as described above. In addition, the occurrence of a Triggering Event (other than a QCOR Triggering Event) will result in an increase to the dividend rate and limit the Company’s right to redeem the Series C Preferred Stock. A Triggering Event (other than a bankruptcy-related Triggering Event) will not otherwise accelerate any financial or other obligation on the part of the Company in respect of the Series C Preferred Stock.

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

Note 12 — Preferred Stock - continued

On April 21, 2025, the Company and the holder of the Series C Preferred Stock entered into a waiver agreement (the “Q2 2025 Waiver”), with substantially similar terms to the Q1 2025 Waiver, described above, including to reduce the contractual conversion price under the Series C Preferred Stock to $0.40, during the period through June 30, 2025; provided that the aggregate amount of shares of common stock issuable upon conversion of the Series C Preferred Stock at such conversion price during such period did not exceed 1 million shares. On May 14, 2025, the Company and the holder of the Series C Preferred Stock agreed to modify the terms of the Q2 2025 Waiver by increasing the maximum number of shares that could be issued on conversion of the Series C Preferred at the reduced conversion price of $0.40 through June 30, 2025 from 1 million to 2 million. On June 2, 2025, the Company and the holder of the Series C Preferred Stock agreed to further modify the terms of the Q2 2025 Waiver by increasing the maximum number of shares that could be issued on conversion of the Series C Preferred Stock at the reduced conversion price of $0.40 through June 30, 2025 from 2 million to 3 million.

In addition, pursuant to the Q1 2025 Waiver, the Company granted the holder of the Series C Preferred Stock the right, exercisable through June 30, 2025, to elect to exchange up to $2.0 million of Series C Preferred Stock for an equivalent increase in the principal amount of the September 2022 Senior Convertible Note (although no exchanges elections were made under this provision during the waiver period) (the “Q2 2025 Exchange Right”).

Further, on June 16, 2025, the Company and the holder of the Series C Preferred Stock entered into a waiver agreement (the “Q3 2025 Waiver”), pursuant to which, among other things, the adjustment period and waiver period end dates set forth in the Q2 2025 Waiver were extended from June 30, 2025 to September 30, 2025.

The Q3 2025 Waiver also included provisions designed to facilitate the Veris June 2025 Equity Offering, as further in Note 14, Non-controlling Interest. Under the terms of the waiver, the parties agreed that an amount of the Series C Preferred Stock equal to 50% of the gross proceeds raised in certain future financings would be exchanged, effective as of December 16, 2025, for an equivalent increase in the amount outstanding under the September 2022 Senior Convertible Note (subject to certain terms and conditions). On June 23, 2025, Veris Health entered into subscription agreements to sell shares of Veris Health common stock and warrants, resulting in gross proceed of $2,520. As a result of this financing (and subject to certain terms and conditions of the Q3 2025 Waiver), $1,260 of Series C Preferred Stock will be exchanged for an equivalent increase in the amount outstanding under the September 2022 Convertible Note, effective as of December 16, 2025. As this provision is a substantive redemption feature outside of the Company’s control during the waiver period, the affected Series C Preferred Stock no longer met the criteria for classification as permanent equity. Accordingly, the Company reclassified $1,260 of Series C Preferred Stock from permanent equity to mezzanine equity on the unaudited condensed consolidated balance sheet as of June 30, 2025.

Subsequent to June 30, 2025, on July 16, 2025, the Company and the holder of the Series C Preferred Stock agreed to increase the maximum number of shares that could be issued on conversion of the Series C Preferred at the reduced conversion price of $0.40 through the end of the adjustment period (which, as noted above, was extended under the Q3 2025 Waiver to September 30, 2025) from 3 million to 4 million.

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

The Company also recognized incremental value associated with the Q2 2025 Waiver (and the conversion price adjustments made pursuant thereto) as three additional deemed dividend charges in the aggregate of $818 and as an increase of net loss available to common stockholders on the unaudited condensed consolidated statements of operations in the three months ended June 30, 2025. The incremental value associated with this adjustment was determined using Monte Carlo simulation models using the adjusted conversion price of $0.40 for the value of 1 million shares of the Company’s common stock (and each increase of an additional 1 million shares) when converted from the Series C Preferred Stock with the following assumptions: required rate of return of 14.5%, dividend yield of 0%, volatility of 40%, and a risk-free rate ranging from 3.83% to 4.06%, compared to the fair value of 1 million shares converted of the Company’s common stock (and each increase of an additional 1 million shares) on the date immediately preceding the modification with a $1.068 conversion price, utilizing the following assumptions: required rate of return of 14.5%, dividend yield of 0%, volatility of 40%, and a risk-free rate ranging from 3.83% to 4.06%.

The Q2 2025 Exchange Right granted pursuant to the Q2 2025 Waiver provided the holder with a substantive redemption feature outside of the Company’s control during the waiver period. As a result, the affected Series C Preferred Stock no longer met the criteria for classification as permanent equity. Accordingly, the Company reclassified $2.0 million of Series C Preferred Stock from permanent equity to mezzanine equity on the unaudited condensed consolidated balance sheet as of June 30, 2025.

On March 31, 2025, the Company elected to capitalize the Series C Preferred Stock dividend earned as of March 31, 2025 of $398, and as a result, the stated value of the Series C Preferred Stock was adjusted from $1,000 to $1,016. On June 30, 2025, the Company elected to capitalize the Series C Preferred Stock dividend earned as of June 30, 2025 of $481, and as a result, the stated value of the Series C Preferred Stock was adjusted from $1,016 to $1,037.

In the six months ended June 30, 2025, the Company issued 3,840,094 shares of our common stock in connection with the conversion of 1,520 shares of Series C Preferred Stock. Subsequent to June 30, 2025, as of August 11, 2025, the Company has issued 847,552 shares of our common stock in connection with the conversion of 327 shares of Series C Preferred Stock.

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

On February 14, 2025, the Company received a notification letter from the Listing Qualifications Department of Nasdaq, stating that the Company had regained compliance with the Nasdaq continued listing standard under Nasdaq Listing Rule 5550(b)(1), which requires, among other things, that the Company maintain at least $2.5 million in stockholders’ equity. The Company achieved compliance through (1) the Exchange, which was consummated on January 17, 2025, (2) the issuance of shares of Series C Preferred Stock for an aggregate purchase price of $2.653 million, which was consummated on January 24, 2025, and (3) a reduction in operating expenses as a result of the Company’s completed deconsolidation of Lucid from its balance sheet, each of which transactions was previously disclosed. As a result, the Company met the terms of the Panel’s decision.

Separately, on January 23, 2025, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days (through January 22, 2025), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until July 22, 2025) to regain compliance. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days. On July 29, 2025, the Company received an additional notice from the Listing Qualifications Department of Nasdaq stating that the Company is eligible for an additional 180-day period (until January 19, 2026) to regain compliance with this requirement. If it appears to the Nasdaq staff that the Company will not be able to cure the deficiency by January 19, 2026, the Nasdaq Listing Qualifications Department will provide notice after such date that the Company’s securities will be subject to delisting. The Nasdaq notification has no effect at this time on the listing of the Company’s common stock, and the common stock will continue to trade uninterrupted under the symbol “PAVM”.

In the six months ended June 30, 2025, 401,303 shares of the Company’s common stock were issued upon conversion, at the election of the holder, of the September 2022 Senior Convertible Note, for $176 face value principal repayments, as discussed in Note 10, Debt.

In the six months ended June 30, 2025, the Company sold 1,216,565 shares through their at-the-market equity facility for net proceeds of approximately $841, after payment of 3% commissions.

Note 13 — Common Stock and Common Stock Purchase Warrants - continued

In the six months ended June 30, 2025, the Company issued 152,408 shares of common stock to vendors in exchange for $103 of agreed upon services, which is included in general and administrative operating expenses on the Company’s unaudited condensed consolidated statement of operations.

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

The Subscription Agreement contains customary representations, warranties, covenants and indemnities of the Company and the Investors, as well as a covenant by the Company to provide the Investors with protection against subsequent equity raises by the Company or Veris at a lower purchase price (solely to the extent the Investors continue to hold the shares issued in the Offering), with such protection to be effected through the issuance of additional shares of Veris’ common stock. In addition, the Company (i) agreed to solicit the affirmative vote of its stockholders by no later than its next meeting of stockholders, which will be held no later than June 30, 2025, for approval, for the purposes of the rules of The Nasdaq Stock Market LLC, of the issuance of all of the shares underlying the Pre-Funded Warrants, and to hold additional meetings quarterly thereafter to the extent such approval is not obtained, (ii) granted the Investors a 100% participation right in future offerings of equity securities of the Company or its majority-owned subsidiaries, subject to existing participation rights of the Company’s debt holder, and (iii) agreed not to incur, and not to permit its majority-owned subsidiaries to incur, any indebtedness until August 18, 2026, subject to certain exceptions. In accordance with the Subscription Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of the Company’s common stock issued in the Offering, including the shares underlying the Pre-Funded Warrants. This registration statement was filed and became effective as of April 15, 2025.

On June 18, 2025, the Pre-Funded Warrants became exercisable upon the receipt of the stockholder approval described above, and all 756,734 warrants were exercised as of June 19, 2025.

Common Stock Purchase Warrants

As of December 31, 2024, the Series Z Warrants outstanding totaled 11,937,450 representing the right to purchase 795,830 shares of the Company’s common stock. The Series Z Warrants were exercisable to purchase one whole share of common stock of the Company at an exercise price of $23.48 (previously $24.00 post reverse-split, decreased by $0.52 in connection with the special dividend distribution of Lucid common stock to PAVmed stockholders, discussed above). All such unexercised warrants expired in accordance with their terms on April 30, 2025. During the three and six months ended June 30, 2025, there were no Series Z Warrants exercised.

Note 14 — Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is summarized for the periods indicated as follows:

June 30, 2025
NCI – equity - December 31, 2024	$(4,538)
Net loss attributable to NCI	(747)
Impact of subsidiary equity transactions	(7,928)
Veris Health issuance of common stock for settlement of vendor service agreement	104
Veris Offerings	3,438
Stock-based compensation expense - Veris Health 2021 Equity Plan	300
NCI – equity – June 30, 2025	$(9,371)

The consolidated NCI presented above is with respect to the Company’s consolidated subsidiaries as a component of consolidated total stockholders’ equity as of June 30, 2025 and December 31, 2024; and the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations for the periods beginning on the acquisition date of the respective subsidiaries.

Lucid Diagnostics — Deconsolidation

On September 10, 2024, following preferred equity transactions completed by Lucid earlier in 2024 and the termination of voting proxies entered into between PAVmed and certain shareholders of Lucid, PAVmed’s voting interest in the Company was reduced to less than 50.0%, resulting in the loss of a controlling financial interest. However, PAVmed retains the ability to exercise significant influence over Lucid. As of June 30, 2025, continues to hold 31,302,444 shares of common stock of Lucid Diagnostics.

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

Veris Health

As of June 30, 2025, there were 10,552,143 shares of common stock of Veris Health issued and outstanding, of which PAVmed holds an 59.49% majority-interest ownership and PAVmed has a controlling financial interest, with the remaining 40.51% minority-interest ownership held by unrelated third-parties. These ownership interests in Veris Health do not reflect the approximately $24.0 million of intercompany debt owed by Veris to PAVmed, which at the stated conversion price of $1.50, is convertible into 16,001,294 shares of common stock of Veris Health; giving effect to the conversion of such note, PAVmed’s ownership interest in Veris would be 83.9%. Accordingly, Veris Health is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the accompanying unaudited condensed consolidated balance sheets.

On June 23, 2025, Veris entered into subscription agreements (each, a “Veris June 2025 Subscription Agreement”) with certain accredited investors (collectively, the “June 2025 Investors”), pursuant to which Veris agreed to sell and the Investors agreed to purchase (the “June 2025 Offering”) 1,800,000 shares of common stock, par value $0.001 per share, of Veris (“Veris Common Stock”) and warrants to purchase 1,800,000 shares of Veris Common Stock (“Veris Warrants”), at a purchase price of $1.40 per share of Veris Common Stock.

On the same day, Veris consummated the June 2025 Offering, generating gross proceeds to Veris of approximately $2.5 million, with less than $0.1 million of issuance costs. The proceeds of the offering will be used to continue development activities related to Veris’ implantable physiological monitor and for general working capital purposes.

The Veris June 2025 Subscription Agreements contain customary representations, warranties, covenants and indemnities of Veris and the June 2025 Investors, as well as a covenant by Veris to provide the June 2025 Investors with protection against subsequent equity raises by Veris at a lower valuation (solely to the extent the June 2025 Investors continue to hold the shares issued in the June 2025 Offering), with such protection to be effected through the issuance of additional shares of Veris Common Stock. In addition, Veris granted certain of the June 2025 Investors a 100% participation right in future offerings of equity securities by Veris, subject to existing participation rights of the Company’s debt holder, and agreed not to incur any indebtedness until December 23, 2026, subject to certain exceptions. In accordance with the Veris June 2025 Subscription Agreement, Veris also entered into a registration rights agreement (the “Registration Rights Agreement”) with the June 2025 Investors, pursuant to which Veris granted the June 2025 Investors customary demand and piggyback registration rights. The June 2025 Investors may exercise the demand registration rights only if Veris consummates a going public transaction.

Note 14 — Noncontrolling Interest - continued

The Veris Warrants become exercisable six months after issuance and expire on the earlier of (i) the five-year anniversary of the initial exercise date and (ii) the 60th day following receipt by Veris of FDA approval of its implantable physiological monitor. The Veris Warrants have an exercise price of $1.40 per share, subject to adjustment as described below. The Veris Warrants may be exercised only for cash. The exercise price and number and type of securities or other property issuable on exercise of the Veris Warrants may be adjusted in certain circumstances, including in the event of a stock split or combination, stock dividend, or a recapitalization, reorganization, merger or similar transaction. In addition, if Veris completes a subsequent equity raises at a lower valuation, the exercise price of the Veris Warrants will be reduced to such lower valuation and the number of shares issuable on exercise of the Veris Warrants will be increased so that the aggregate exercise price remains the same. In addition, a holder of the Veris Warrants will be entitled to participate in rights offerings or pro rata distributions by Veris. The Veris Warrants are classified as equity in accordance as they are indexed to the Company’s own stock and meet the criteria for equity classification.

Note 15 — Net Income (Loss) Per Share

The Net income (loss) per share - attributable to PAVmed Inc. - basic and diluted and Net income (loss) per share - attributable to PAVmed Inc. common stockholders - basic and diluted - for the respective periods indicated - is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income (loss) - before noncontrolling interest	$(12,324)	$(14,914)	$6,300	$(33,426)
Net income (loss) attributable to noncontrolling interest	403	4,087	747	7,387
Net income (loss) - as reported, attributable to PAVmed Inc.	$(11,921)	$(10,827)	$7,047	$(26,039)

Series B Convertible Preferred Stock dividends – earned	$(88)	$(81)	$(175)	$(161)
Series C Convertible Preferred Stock dividends - earned	$(481)	$—	$(879)	$—
Deemed dividend on Series C Convertible Preferred Stock	(818)	$—	$(1,607)	$—
Deemed dividend on Subsidiary Preferred Stock attributable to the noncontrolling interests	$—	$—	$—	$(7,496)
Net income (loss) attributable to PAVmed Inc. common stockholders used in basic EPS calculation	$(13,308)	$(10,908)	$4,386	$(33,696)
Fair Value Adjustment for diluted EPS calculation	$—	$—	$249	$—
Add back: Series C Convertible Preferred Stock dividends and deemed dividends	$—	$—	$2,486	$—
Net income (loss) attributable to PAVmed Inc. common stockholders used in dilutive EPS calculation	$(13,308)	$(10,908)	$7,121	$(33,696)

Denominator
Weighted average common shares outstanding, basic	18,084,653	9,152,819	15,992,034	8,923,862
Add: Restricted stock awards	—	—	322,921	—
Add: Senior Convertible Note	—	—	17,223,784	—
Add: Series C Convertible Preferred Stock	—	—	20,734,223	—
Weighted average common shares outstanding, diluted	18,084,653	9,152,819	54,272,962	8,923,862

Net income (loss) per share (1)
Net income (loss) per share attributable to PAVmed Inc. common stockholders, basic	$(0.74)	$(1.19)	$0.27	$(3.78)
Net income (loss) per share attributable to PAVmed Inc. common stockholders, diluted	$(0.74)	$(1.19)	$0.13	$(3.78)

(1)	- Convertible preferred stock and restricted stock awards would potentially be considered a participating security under the two-class method of calculating net income (loss) per share. For periods where losses are presented, such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net income (loss) per share calculation for the periods indicated.

Note 15 — Net Income (Loss) Per Share - continued

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

Basic weighted-average number of shares of common stock outstanding for the six months ended June 30, 2025 and 2024 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for the three months ended June 30, 2025 and the three and six months ended June 30, 2024, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	June 30,
	2025	2024
Stock options	822,143	1,691,512
Restricted stock awards	—	—
Series Z Warrants	—	795,830
Series B Convertible Preferred Stock	95,160	90,532
Total	917,303	2,577,874

The total stock options are inclusive of 54,480 and 60,054 stock options as of June 30, 2025 and 2024, respectively, granted outside the PAVmed 2014 Equity Plan.

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

Our current focus is multi-fold. We continue to support the commercial expansion and execution of EsoGuard, which is the flagship product of our subsidiary Lucid, of which we remain the shareholder with the largest voting interest. In addition, through a separate majority-owned subsidiary, Veris Health, we are focused in the immediate term on entering into strategic partnership opportunities with leading academic oncology systems to expand access to the Veris Cancer Care Platform, while concurrently developing an implantable physiological monitor, designed to be implanted alongside a chemotherapy port, which will interface with the Veris Cancer Care Platform. The Company manages the business activities on a consolidated basis and operates in one reportable segment.

PAVmed’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM uses consolidated net income(loss) to assess segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. The Company’s significant segment expenses and other segment items align with the financial statements line items presented in the consolidated statements of operations.

During the three and six months ended June 30, 2025 and 2024 revenues resulting from subscription revenue or patient laboratory test results was concentrated in the United States. The measure of segment assets is reported on the balance sheet as total consolidated assets, and concentrated in the United States.

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

We may not actually achieve the results, plans, and/or objectives disclosed in our forward-looking statements, and the intended or expected results, developments and/or other events disclosed in our forward-looking statements may not actually occur, and accordingly you should not place undue reliance on our forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to this Form 10-Q and the Form 10-K completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Our current focus is multi-fold. We continue to support commercial expansion and execution of EsoGuard, which is the flagship product of our subsidiary, Lucid Diagnostics, of which we remain the shareholder with the largest voting interest. In addition, through a separate majority-owned subsidiary, Veris Health, we offer the Veris Cancer Care Platform. We are focused in the immediate term on entering into strategic partnership opportunities with leading academic oncology systems to expand access to the Veris Cancer Care Platform, while concurrently developing an implantable physiological monitor, designed to be implanted alongside a chemotherapy port, which will interface with the Veris Cancer Care Platform. In terms of other existing products and technologies, we have adopted an incubator-type platform, PMX, where we are looking to obtain financing on a product-by-product basis as necessary to advance each asset to a meaningful inflection point along its path to commercialization. Finally, as resources permit, we will continue to explore external innovations that fulfill our project selection criteria without limiting ourselves to any target sector, specialty or condition.

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

As part of the LCD reconsideration process, MolDX-participating Medicare Administrative Contractors are scheduled to convene a Contractor Advisory Committee (CAC) Meeting regarding the LCD on September 4, 2025.

Russell 2000® and 3000® Indexes

On June 27, 2025, Lucid was added to the Russell 2000® Index and the Russell 3000® Index, following the 2025 annual reconstitution by FTSE Russell.

Recent Developments - continued

Business - continued

Hoag Comprehensive Esophageal Precancer Testing Program Using EsoGuard

On June 18, 2025, Lucid announced that Hoag, a nationally recognized regional healthcare delivery network, launched a comprehensive, integrated esophageal precancer testing program using Lucid’s EsoGuard® Esophageal DNA Test. Lucid will partner with Hoag to offer EsoGuard testing across its digestive health, primary care, and concierge medicine programs.

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

Clinical Study Publications

In April 2025, Lucid’s fifth peer-reviewed clinical utility manuscript, “Enhancing the Diagnostic Yield of EGD for Diagnosis of Barrett’s Esophagus Through Methylated DNA Biomarker Triage,” was published in Gastroenterology & Hepatology. This manuscript presents clinical utility data from the ENVET-BE study, which is the second to assess the clinical utility of EsoGuard in a real-world screening population. The ENVET-BE study analyzed 209 EsoGuard-positive patients who underwent biomarker triage and confirmatory EGD in the 2023 calendar year, to test the hypothesis that EGDs performed on patients who first triage positive on EsoGuard have higher diagnostic yield than screening EGDs alone. The yield of screening EGDs was estimated by literature-established disease prevalence (10.6%). A 2.4-fold increase in BE detection compared with the performance goal was observed for the full study population. In the cohort meeting American College of Gastroenterology (ACG) criteria for BE screening, the diagnostic yield was increased by 2.7-fold.

On August 1, 2025, the American Journal of Gastroenterology e-published (ahead of printing) the manuscript “Nonendoscopic Detection of Barrett’s Esophagus in Patients Without GERD Symptoms.” This investigator-initiated pilot study evaluated EsoGuard in 120 patients without GERD symptoms, but meeting American Gastroenterological Association (AGA) BE screening criteria. Of 34 EsoGuard-positive patients, 27 underwent EGD, confirming BE in 9 cases (PPV: 33%). Of 86 EsoGuard-negative patients, 22 volunteered for EGD, with zero BE cases (NPV: 100%). This is the first study to assess EsoGuard in this expanded risk group and informed the design of a larger, ongoing NIH R01-funded study.

Highmark Reimbursement Approval

On March 13, 2025, Lucid announced that Highmark Blue Cross Blue Shield, an independent licensee of the Blue Cross and Blue Shield Association, has issued a positive coverage policy for non-invasive screening of esophageal precancer and cancer in New York state. The new policy, which became effective as of May 26, 2025, will cover EsoGuard in patients who meet established criteria for esophageal precancer testing consistent with professional society guidelines.

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

Recent Developments - continued

Financing

Veris Financing (June 2025)

On June 23, 2025, Veris entered into subscription agreements (each, a “Veris June 2025 Subscription Agreement”) with certain accredited investors (collectively, the “June 2025 Investors”), pursuant to which Veris agreed to sell and the June 2025 Investors agreed to purchase (the “June 2025 Offering”) 1,800,000 shares of common stock, par value $0.001 per share, of Veris (“Veris Common Stock”) and warrants to purchase 1,800,000 shares of Veris Common Stock (“Veris Warrants”), at a purchase price of $1.40 per share of Veris Common Stock. On the same day, Veris consummated the June 2025 Offering, generating gross proceeds to Veris of approximately $2.5 million. The proceeds of the offering will be used to continue development activities related to Veris’ implantable physiological monitor and for general working capital purposes.

The Veris Warrants become exercisable six months after issuance and expire on the earlier of (i) the five-year anniversary of the initial exercise date and (ii) the 60th day following receipt by Veris of FDA approval of its implantable physiological monitor. The Veris Warrants have an exercise price of $1.40 per share, subject to adjustment under certain circumstances.

PAVmed/Veris Financing (February 2025)

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

The Pre-Funded Warrants became exercisable upon the receipt of the stockholder approval described above on June 18, 2025, and were exercised as of June 19, 2025.

PAVmed ATM

On April 17, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time through or to Maxim, shares of its common stock. Under the Sales Agreement, the Company may not issue or sell through Maxim a dollar amount of shares that would exceed $2.88 million of shares. The Company will pay Maxim a commission of 3.0% of the aggregate gross sales prices of the shares. The Company intends to use the net proceeds from any such sales for working capital and general corporate purposes.

This facility replaces the “at the market” facility PAVmed previously maintained with Cantor (which facility was on substantially similar terms).

Lucid ATM Facility

On May 30, 2025, Lucid entered into an “at-the-market offering” (“ATM”) for up to $25.0 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid and Maxim Group LLC. In the six months ended June 30, 2025, Lucid sold 215,421 shares through its at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions.

Lucid Diagnostics — Confidentially Marketed Public Offering

On April 11, 2025, Lucid closed on the sale of 14,375,000 shares of its common stock, pursuant to its previously announced offering of shares of common stock at a price of $1.20 per share (the “Lucid CMPO”). The net proceeds from the Lucid CMPO, after deducting the underwriting discount and other expenses of the Lucid CMPO, were approximately $16.2 million. Lucid intends to use the net proceeds from the Lucid CMPO for working capital and general corporate purposes.

Lucid Diagnostics — Registered Direct Offering

On March 5, 2025, Lucid closed on the sale of 13,939,330 shares of its common stock, pursuant to its previously announced offering of shares of common stock at a price of $1.10 per share (the “Lucid RDO”). The net proceeds of the Lucid RDO, after deducting the estimated placement agent’s fees and other expenses of the Lucid RDO, were approximately $14.9 million. Lucid intends to use the net proceeds from the Lucid RDO for working capital and other general corporate purposes.

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

Cost of revenue

The Company’s cost of revenue from subscription revenue was derived from its Veris Health Cancer Care Platform. Until September 10, 2024, the date of deconsolidation of Lucid Diagnostics from PAVmed’s consolidated results, the cost of revenues recognized was primarily from the delivery of patient EsoGuard test results and included costs related to EsoCheck device usage, shipment of test collection kits, royalties and the cost of services to process tests and provide results to physicians. We have incurred expenses for tests in the period in which the activities occur, therefore, gross margin as a percentage of revenue has varied from quarter to quarter due to costs being incurred in one period that relate to revenues recognized in a later period.

We expect that gross margin for our services will fluctuate based on the commercialization efforts of our subsidiaries.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related costs for employees engaged in sales, sales support and marketing activities, as well as advertising and promotion expenses. We anticipate our sales and marketing expenses to decrease in the future compared to historical periods ending on or prior to September 30, 2024 due to the deconsolidation of Lucid as of September 10, 2024, as going forward, the expenses associated with the sales and marketing operations for the Lucid EsoGuard test will no longer be recorded within the Company’s operating results.

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

We anticipate our general and administrative expenses will decrease in the future compared to historical periods ending on or prior to September 30, 2024 due to the deconsolidation of Lucid as of September 10, 2024, as going forward, the general and administrative expenses, including third-party payor reimbursement costs, incurred by Lucid will no longer be recorded within the Company’s operating results. In the future, general and administrative expenses will include those expenses related to being a public company, including fees and expenses for audit, legal, regulatory, tax-related services, insurance premiums and investor relations costs associated with maintaining compliance as a public company for PAVmed and its majority-owned subsidiaries.

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

The expenses of our research and development activities, including our clinical trials, for historical periods ending on or prior to September 30, 2024 were principally related to EsoGuard and the Veris Cancer Care Platform. Due to the deconsolidation of Lucid on September 10, 2024, the expenses in respect of the Company’s research and development activities for subsequent historical periods and future periods will include those associated with research and development activities related to the Veris Cancer Care Platform, the PMX incubator program and other products in our pipeline as well as applicable new technologies, as resources permit.

Other Income and Expense, net

Other income and expense, net, consists principally of management fee income received from Lucid, changes in fair value of our convertible notes and losses on extinguishment of debt upon repayment of such convertible notes.

Presentation of Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented as dollars in millions, except for share and per share amounts.

The three months ended June 30, 2025 as compared to three months ended June 30, 2024

Revenue

In the three months ended June 30, 2025, revenue was less than $0.1 million as compared to $1.0 million for the corresponding period in the prior year. The $1.0 million decrease principally relates to the revenue from Lucid’s EsoGuard Esophageal DNA Tests not being included in our operating results for the three months ended June 30, 2025 as compared to the prior year, during which all three months of Lucid’s operating results were so included.

Cost of revenue

In the three months ended June 30, 2025, cost of revenue costs were less than $0.1 million, as compared to $1.7 million for the corresponding period in the prior year. The net decrease of $1.6 million principally related to Lucid’s results not being included in our operating results for the three months ended June 30, 2025 as compared to the prior year, during which all three months of Lucid’s operating results were so included.

Sales and marketing expenses

In the three months ended June 30, 2025, sales and marketing costs were approximately $0.2 million as compared to $4.2 million for the corresponding period in the prior year. The net decrease of $4.0 million principally related to Lucid’s results not being included in our operating results for the three months ended June 30, 2025 as compared to the prior year, during which all three months of Lucid’s operating results were so included.

General and administrative expenses

In the three months ended June 30, 2025, general and administrative costs were approximately $3.7 million as compared to $7.0 million for the corresponding period in the prior year. The net decrease of $3.3 million principally related to Lucid’s results not being included in our operating results for the three months ended June 30, 2025 as compared to the prior year, during which all three months of Lucid’s operating results were so included.

Research and development expenses

In the three months ended June 30, 2025, research and development costs were approximately $0.8 million as compared to $1.6 million for the corresponding period in the prior year. The net decrease of $0.8 million principally related to Lucid’s results not being included in our operating results for the three months ended June 30, 2025 as compared to the prior year, during which all three months of Lucid’s operating results were so included.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was zero in the three months ended June 30, 2025, as compared to $0.1 million for the corresponding period in the prior year. The decrease of $0.1 million in the current period was due to certain acquired intangible assets being fully amortized in February 2024.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended June 30, 2025 and 2024, the change in the fair value of our convertible notes was approximately $0.2 million and $0.6 million of expense, respectively, related to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note. The April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized an aggregate of $4.3 million of fair value non-cash expense on the issue dates.

Change in management fee income

In the three months ended June 30, 2025, management fee income was approximately $3.2 million as compared to zero for the corresponding period in the prior year. The increase of $3.2 million principally related to Lucid’s results ceasing to be consolidated in our operating results as of September 10, 2024.

Results of Operations - continued

The three months ended June 30, 2025 as compared to the three months ended June 30, 2024 - continued

Other Income and Expense - continued

Loss on Debt Extinguishment

The Company did not incur debt extinguishment loss in the three months ended June 30, 2025.

In the three months ended June 30, 2024, a debt extinguishment loss in the aggregate of approximately $0.8 million was recognized in connection with our April 2022 Senior Convertible Note, September 2022 Senior Convertible Note and the Lucid March 2023 Senior Convertible Note as discussed below.

●	In the three months ended June 30, 2024, approximately $0.7 million of principal repayments, along with less than $0.1 million of interest expense thereon, were settled through the issuance of 461,963 shares of common stock of the Company, with such shares having a fair value of approximately $0.8 million (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). In addition, the Company agreed to pay $0.2 million in cash related to acceleration floor payments on these notes related to the conversion price being below the floor, recorded as debt extinguishment loss. The conversions and floor acceleration payments resulted in a debt extinguishment loss of $0.3 million in the three months ended June 30, 2024.

●	In the three months ended June 30, 2024, approximately $1.1 million of principal repayments along with approximately $0.2 million of interest expense thereon, were settled through the issuance of 2,117,883 shares of Lucid common stock, with such shares having a fair value of approximately $1.9 million (with such fair value measured as the quoted closing price of the common stock of Lucid on the respective conversion date). The conversions resulted in a debt extinguishment loss of $0.5 million in the three months ended June 30, 2024.

See Note 10, Debt, to the Financial Statements, for additional information with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note.

Change in fair value of Equity Method Investment

At June 30, 2025, the fair value of the Company’s investment in Lucid was $36.0 million, with the company recognizing an unrealized loss on its investment in Lucid of $10.6 million in the accompanying unaudited condensed consolidated statements of operations for the three months ended June  30, 2025. The fair value of common shares of Lucid held by the Company was determined using the $1.15 closing price per share of Lucid’s common stock as of June 30, 2025, as compared to Lucid’s common stock price per share of $1.49 at March 31, 2025.

Results of Operations - continued

The six months ended June 30, 2025 as compared to six months ended June 30, 2024

Revenue

In the six months ended June 30, 2025, revenue was less than $0.1 million as compared to $2.0 million for the corresponding period in the prior year. The $2.0 million decrease was principally related to the revenue from Lucid’s EsoGuard Esophageal DNA Tests not being included in our operating results for the six months ended June 30, 2025 as compared to the prior year, during which all six months of Lucid’s operating results were so included.

Cost of revenue

In the six months ended June 30, 2025, cost of revenue was less than $0.1 million as compared $3.4 million for the corresponding period in the prior year. The net decrease of $3.3 million was principally related to Lucid’s results not being included in our operating results for the six months ended June 30, 2025 as compared to the prior year, during which all six months of Lucid’s operating results were so included.

Sales and marketing expenses

In the six months ended June 30, 2025, sales and marketing costs were approximately $0.5 million as compared to $8.6 million for the corresponding period in the prior year. The net decrease of $8.1 million was principally related to Lucid’s results not being included in our operating results for the six months ended June 30, 2025 as compared to the prior year, during which all six months of Lucid’s operating results were so included.

General and administrative expenses

In the six months ended June 30, 2025, general and administrative costs were approximately $8.1 million as compared to $13.7 million for the corresponding period in the prior year. The net decrease of $5.6 million was principally related to Lucid’s results not being included in our operating results for the six months ended June 30, 2025 as compared to the prior year, during which all six months of Lucid’s operating results were so included.

Research and development expenses

In the six months ended June 30, 2025, research and development costs were approximately $1.6 million as compared to $3.6 million for the corresponding period in the prior year. The net decrease of $2.0 million was principally related to Lucid’s results not being included in our operating results for the six months ended June 30, 2025 as compared to the prior year, during which all six months of Lucid’s operating results were so included.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was zero in the six months ended June 30, 2025, as compared to $0.5 million for the corresponding period in the prior year. The decrease of $0.5 million in the current period was due to certain acquired intangible assets being fully amortized in February 2024.

Other Income and Expense

Change in fair value of convertible debt

In the six months ended June 30, 2025 and June 30, 2024, the change in the fair value of our convertible notes was approximately $0.3 million and $2.7 million of expense, respectively, related to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and (for the six months ended June 30, 2024 only) the Lucid March 2023 Senior Convertible Note. The April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of each applicable reporting period date. The Company initially recognized an aggregate of $4.3 million of fair value non-cash expense on the issue dates.

Change in management fee income

In the six months ended June 30, 2025, management fee income was approximately $6.3 million as compared to zero for the corresponding period in the prior year. The increase of $6.3 million principally related to Lucid’s results ceasing to be consolidated in our operating results as of September 10, 2024.

Results of Operations - continued

The six months ended June 30, 2025 as compared to six months ended June 30, 2024 - continued

Other Income and Expense - continued

Loss on Debt Extinguishment

In the six months ended June 30, 2025, a debt extinguishment loss in the aggregate of less than $0.1 million was recognized in connection with our April 2022 Senior Convertible Note and September 2022 Senior Convertible Note as discussed below.

●	In the six months ended June 30, 2025, approximately $0.2 million of principal repayments along with less than $0.1 million of interest expense thereon, were settled through the issuance of 401,303 shares of common stock of the Company, with such shares having a fair value of approximately $0.3 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). The conversions resulted in a debt extinguishment loss of less than $0.1 million in the six months ended June 30, 2025.

In comparison, in the six months ended June 30, 2024, a debt extinguishment loss in the aggregate of approximately $1.1 million was recognized in connection with our April 2022 Senior Convertible Note, September 2022 Senior Convertible Note and the Lucid March 2023 Senior Convertible Note as discussed below.

●	In the six months ended June 30, 2024, approximately $1.0 million of principal repayments along with less than $0.1 million of interest expense thereon, were settled through the issuance of 574,424 shares of common stock of the Company, with such shares having a fair value of approximately $1.1 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). In addition, the Company agreed to pay $0.4 million in cash related to acceleration floor payments on these notes related to the conversion price being below the conversion floor price specified in the notes, recorded as debt extinguishment loss. The conversions and cash paid resulted in a debt extinguishment loss of $0.4 million in the six months ended June 30, 2024.
●	In the six months ended June 30, 2024, approximately $1.2 million of principal repayments along with approximately $0.7 million of interest expense thereon, were settled through the issuance of 2,661,181 shares of Lucid common stock, with such shares having a fair value of approximately $2.5 million (with such fair value measured as the quoted closing price of the common stock of Lucid on the respective conversion date). The conversions resulted in a debt extinguishment loss of $0.7 million in the six months ended June 30, 2024.

See Note 10, Debt, to the Financial Statements, for additional information with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note.

Change in fair value of Equity Method Investment

At June 30, 2025, the fair value of the Company’s investment in Lucid was $36.0 million, with the company recognizing an unrealized gain on its investment in Lucid of $10.4 million in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2025. The fair value of common shares of Lucid held by the Company was determined using the $1.15 closing price per share of Lucid’s common stock as of June 30, 2025, as compared to Lucid’s common stock price per share of $0.819 at December 31, 2024.

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

Lucid Series B Convertible Preferred Stock Issuance and Lucid Series A/A-1 Exchange Offer ($ in thousands)	March 13, 2024

Fair Value - 31,790 shares of Lucid Series B Preferred Stock issued in exchange for Lucid Series A and Lucid Series A-1 Preferred Stock	$31,790
Less: Carrying value related to Lucid Series A and Series A-1 Preferred Stock Exchanged for Lucid Series B Preferred Stock (of 24,295 shares)	(24,294)
Deemed Dividend Charged to Accumulated Deficit	$7,496

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

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, and debt, both at the PAVmed level and, in the case of Lucid and Veris, at the subsidiary level, as well as through management fees under our management service contract with Lucid. We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial products and services and ongoing R&D and clinical trials. We experienced net income before noncontrolling interests of approximately $6.3 million and used approximately $2.8 million of cash in operations for the six months ended June 30, 2025. Financing activities provided $5.6 million of cash during the six months ended June 30, 2025. We ended the quarter with cash on-hand of $4.0 million as of June 30, 2025. We expect to continue to experience recurring losses and negative cash flows from operations, and will continue to fund our operations with debt and/or equity financing transactions. The Company’s ability to continue operations 12 months beyond the issuance of the financial statements, will depend upon its ability to control its operating costs within the limits of the amounts collected from its management service contracts with its non-consolidated subsidiaries, to substantially increase its revenues from the Veris Cancer Care platform, and to raise additional capital through various potential sources including equity or debt financings or refinancing or restructuring existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

Issue of Shares of Our Common Stock

During the six months ended June 30, 2025

●	We issued 1,216,565 shares of our common stock for net proceeds of approximately $0.8 million, after payment of 3% commissions, through our at-the-market equity facility with Cantor (which has since been replaced by a similar facility with Maxim Group LLC). See below for more information.

●	We issued 401,303 shares of our common stock in satisfaction of approximately $0.2 million of principal repayments along with less than $0.1 million of interest expense thereon under the September 2022 Senior Convertible Note.

●	We issued 3,840,094 shares of our common stock as a result of conversions of $1.5 million of our Series C Preferred Stock.

●	We issued 2,574,350 shares of our common stock and pre-funded warrants to purchase 756,734 shares of our common stock, in combination with the issuance of 677,143 shares of Veris, for gross proceeds of approximately $2.37 million.

●	We issued 152,408 shares of our common stock to vendors in exchange for approximately $0.1 million of agreed upon services, which is included in general and administrative operating expenses on the Company’s unaudited condensed consolidated statement of operations.

Senior Convertible Notes

On April 4, 2022 we sold to an investor a Senior Secured Convertible Note with a face value principal of $27.5 million (the “April 2022 Senior Convertible Note”). The April 2022 Senior Secured Convertible Note had an initial contractual maturity date of April 4, 2024, which maturity date the investor agreed to extend by one year, to April 4, 2025. The April 2022 Senior Convertible Note was satisfied in full in connection with the Exchange.

On September 8, 2022 we sold to the same investor an additional Senior Secured Convertible Note with a face value principal of $11.25 million (the “September 2022 Senior Convertible Note”). The September 2022 Senior Secured Convertible Note had an initial contractual maturity date of September 6, 2024, which maturity date has been now extended to December 31, 2025. The September 2022 Senior Convertible Note is more fully described in Note 10, Debt.

Liquidity and Capital Resources - continued

Under the the September 2022 Senior Convertible Note and the SPA, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. We also are subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $8.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) our average market capitalization over the prior ten trading days, not exceed 30% (the “Debt to Market Cap Ratio Test”), and (iii) that our market capitalization shall at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). The holder of the September 2022 Senior Convertible Note agreed to waive any non-compliance with the Financial Tests through December 31, 2025.

See Note 10, Debt, to the Financial Statements for additional information about the September 2022 Senior Convertible Note. See also Note 4, Equity Method Investment, to the Financial Statements for additional information about the September 2022 Senior Convertible Note as it relates to the MSA.

PAVmed Inc. ATM Facility

In the six months ended June 30, 2025, the Company sold 1,216,565 shares through its at-the-market equity facility for net proceeds of approximately $0.8 million, after payment of 3% commissions.

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

Liquidity and Capital Resources - continued

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

Liquidity and Capital Resources - continued

PAVmed/Veris Financing (February 2025)

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

The Subscription Agreement contains customary representations, warranties, covenants and indemnities of the Company and the Investors, as well as a covenant by the Company to provide the Investors with protection against subsequent equity raises by the Company or Veris at a lower purchase price (solely to the extent the Investors continue to hold the shares issued in the Offering), with such protection to be effected through the issuance of additional shares of Veris’ common stock. In addition, the Company (i) agreed to solicit the affirmative vote of its stockholders by no later than its next meeting of stockholders, which will be held no later than June 30, 2025, for approval, for the purposes of the rules of The Nasdaq Stock Market LLC, of the issuance of all of the shares underlying the Pre-Funded Warrants, and to hold additional meetings quarterly thereafter to the extent such approval is not obtained, (ii) granted the Investors a 100% participation right in future offerings of equity securities of the Company or its majority-owned subsidiaries, subject to existing participation rights of the Company’s debt holder, and (iii) agreed not to incur, and not to permit its majority-owned subsidiaries to incur, any indebtedness until August 18, 2026, subject to certain exceptions. In accordance with the Subscription Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of the Company’s common stock issued in the Offering, including the shares underlying the Pre-Funded Warrants. This registration statement was filed and became effective as of April 15, 2025.

On June 18, 2025, the Pre-Funded Warrants became exercisable upon the receipt of the stockholder approval described above, and were exercised as of June 19, 2025.

Veris Financing (June 2025)

On June 23, 2025, Veris entered into subscription agreements (each, a “Veris June 2025 Subscription Agreement”) with certain accredited investors (collectively, the “June 2025 Investors”), pursuant to which Veris agreed to sell and the June 2025 Investors agreed to purchase (the “June 2025 Offering”) 1,785,714 shares of common stock, par value $0.001 per share, of Veris (“Veris Common Stock”) and warrants to purchase 1,785,714 shares of Veris Common Stock (“Veris Warrants”), at a purchase price of $1.40 per share of Veris Common Stock. On the same day, Veris consummated the June 2025 Offering, generating gross proceeds to Veris of approximately $2.5 million. The proceeds of the offering will be used to continue development activities related to Veris’ implantable physiological monitor and for general working capital purposes.

The Veris June 2025 Subscription Agreements contain customary representations, warranties, covenants and indemnities of Veris and the June 2025 Investors, as well as a covenant by Veris to provide the June 2025 Investors with protection against subsequent equity raises by Veris at a lower valuation (solely to the extent the June 2025 Investors continue to hold the shares issued in the June 2025 Offering), with such protection to be effected through the issuance of additional shares of Veris Common Stock. In addition, Veris granted certain of the June 2025 Investors a 100% participation right in future offerings of equity securities by Veris, subject to existing participation rights of the Company’s debt holder, and agreed not to incur any indebtedness until December 23, 2026, subject to certain exceptions. In accordance with the Veris June 2025 Subscription Agreement, Veris also entered into a registration rights agreement (the “Registration Rights Agreement”) with the June 2025 Investors, pursuant to which Veris granted the June 2025 Investors customary demand and piggyback registration rights. The June 2025 Investors may exercise the demand registration rights only if Veris consummates a going public transaction.

The Veris Warrants become exercisable six months after issuance and expire on the earlier of (i) the five-year anniversary of the initial exercise date and (ii) the 60th day following receipt by Veris of FDA approval of its implantable physiological monitor. The Veris Warrants have an exercise price of $1.40 per share, subject to adjustment as described below. The Veris Warrants may be exercised only for cash. The exercise price and number and type of securities or other property issuable on exercise of the Veris Warrants may be adjusted in certain circumstances, including in the event of a stock split or combination, stock dividend, or a recapitalization, reorganization, merger or similar transaction. In addition, if Veris completes a subsequent equity raise at a lower valuation, the exercise price of the Veris Warrants will be reduced to such lower valuation and the number of shares issuable on exercise of the Veris Warrants will be increased so that the aggregate exercise price remains the same. In addition, a holder of the Veris Warrants will be entitled to participate in rights offerings or pro rata distributions by Veris.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 24, 2025. There have been no material changes to our critical accounting estimates in the three months ended June 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in our current and periodic reports filed prior to the date of this Form 10-Q and in Note 13, Common Stock and Common Stock Purchase Warrants, to our accompanying unaudited condensed consolidated financial statements, we did not sell any unregistered securities or repurchase any of our securities during the three months ended June 30, 2025. Both (i) the common stock issued to vendors described in Note 13, Common Stock and Common Stock Purchase Warrants, to our accompanying unaudited condensed consolidated financial statements, and (ii) the equity dividends described in Note 12, Preferred Stock, to our accompanying unaudited condensed consolidated financial statements (which were previously disclosed in a current report filed prior to the date of this Form 10-Q), were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving public offerings.

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

Item 5. Other Information

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

August 13, 2025	By:	/s/ Dennis M McGrath
Dennis M McGrath
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
1.1	Sales Agreement (ATM Facility)	8-K	1.1	4/17/2025
10.1	Sixth Amended and Restated 2014 Long-Term Incentive Equity Plan.	DEFA14A	Annex A	5/9/2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

