Form 10-Q
period 2025-09-30
PAVmed Inc.
filed 2025-11-12
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2025 and November 7, 2025, there were 25,086,881 and 29,671,925 shares, respectively, of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan as of such date).

TABLE OF CONTENTS

		Page
	Part I - Financial Information

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2025 and December 31, 2024	1
	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2025 and 2024	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2025 and 2024	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2025 and 2024	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 4.	Controls and Procedures	44

	Part II - Other Information

Item 1.	Legal Proceedings	45
Item 5.	Other Information	45
Item 6.	Exhibits	45
	Signature	46
	Exhibit Index	47

i

Part I - Financial Information

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash	$3,103	$1,185
Accounts receivable	3	18
Prepaid expenses, deposits, and other current assets	1,085	961
Total current assets	4,191	2,164
Fixed assets, net	81	151
Operating lease right-of-use assets	2,131	2,500
Equity method investment - at fair value	31,615	25,637
Other assets	51	208
Total assets	$38,069	$30,660
Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$342	$657
Accrued expenses and other current liabilities	2,660	5,176
Operating lease liabilities, current portion	557	513
Senior Secured Convertible Notes - at fair value	6,900	29,100
Total current liabilities	10,459	35,446
Operating lease liabilities, less current portion	1,823	2,247
Total liabilities	12,282	37,693
Commitments and contingencies (Note 8)
Mezzanine Equity
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series C Convertible Preferred Stock, stated value $1,058 at September 30, 2025, and issued and outstanding of 3,081 shares at September 30, 2025 and no shares issued and outstanding as of December 31, 2024	3,260	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding of 1,499,384 shares at September 30, 2025 and 1,412,865 shares at December 31, 2024	3,575	3,316
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series C Convertible Preferred Stock, stated value $1,058 at September 30, 2025, and issued and outstanding of 19,376 shares at September 30, 2025 and no shares issued and outstanding as of December 31, 2024	20,492	—
Common stock, $0.001 par value. Authorized, 250,000,000 shares (Note 13); 23,053,498 and 11,198,977 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	23	11
Additional paid-in capital	265,331	249,143
Accumulated deficit	(256,901)	(254,965)
Total PAVmed Inc. Stockholders’ Equity (Deficit)	32,520	(2,495)
Noncontrolling interests	(9,993)	(4,538)
Total Stockholders’ Equity (Deficit)	22,527	(7,033)
Total Liabilities, Mezzanine Equity and Stockholders’ Equity (Deficit)	$38,069	$30,660

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$5	$996	$19	$2,985
Operating expenses:
Cost of revenue	55	1,381	133	4,792
Sales and marketing	201	2,920	668	11,472
General and administrative	3,505	6,649	11,557	20,337
Amortization of acquired intangible assets	—	82	—	559
Research and development	1,088	1,542	2,664	5,125
Total operating expenses	4,849	12,574	15,022	42,285
Operating loss	(4,844)	(11,578)	(15,003)	(39,300)
Other income (expense):
Interest income	10	70	24	252
Interest expense	(8)	(12)	(16)	(38)
Gain on deconsolidation of subsidiary	—	72,287	—	72,287
Change in fair value - equity method investment	(4,382)	407	5,979	407
Change in fair value - Senior Secured Convertible Notes	(100)	240	(349)	(2,488)
Debt extinguishments loss - Senior Secured Convertible Notes	—	(1,403)	(58)	(2,535)
Debt modification expense	—	—	—	(2,000)
Management fee income	3,150	700	9,450	700
Grant income	163	—	261	—
Other income (expense), net	(1,167)	72,289	15,291	66,585
Income (loss) before provision for income tax	(6,011)	60,711	288	27,285
Provision for income taxes	—	—	—	—
Net income (loss) before noncontrolling interests	(6,011)	60,711	288	27,285
Net loss attributable to the noncontrolling interests	628	3,688	1,376	11,075
Net income (loss) attributable to PAVmed Inc.	(5,383)	64,399	1,664	38,360
Less: Series B Convertible Preferred Stock dividends earned	(90)	(83)	(265)	(244)
Less: Series C Convertible Preferred Stock dividends earned	(470)	—	(1,349)	—
Less: Deemed dividend on Series C Convertible Preferred Stock	(385)	—	(1,992)	—
Less: Deemed dividend on Subsidiary Preferred Stock attributable to the noncontrolling interests	—	—	—	(7,496)
Net income (loss) attributable to PAVmed Inc. common stockholders	$(6,328)	$64,316	$(1,942)	$30,620
Per share information:
Net income (loss) per share attributable to PAVmed Inc. common stockholders – basic	$(0.29)	$6.43	$(0.11)	$3.30
Net income (loss) per share attributable to PAVmed Inc. common stockholders – diluted	$(0.29)	$1.44	$(0.11)	$0.79
Weighted average common shares outstanding, basic	21,554,546	10,005,379	17,866,581	9,286,999
Weighted average common shares outstanding, diluted	21,554,546	44,475,638	17,866,581	42,980,656

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE MONTHS ENDED September 30, 2025

(in thousands except number of shares and per share data - unaudited)

	Mezzanine Equity		PAVmed Inc. Stockholders’ Equity (Deficit)
	Series C Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - June 30, 2025	3,145	$3,260	1,469,969	$3,487	$20,335	$21,083	20,142,463	$20	$263,515	$(250,575)	$(9,371)	$28,159
Dividends declared - Series B Convertible Preferred Stock	—	—	29,415	88	—	—	—	—	—	(88)	—	—
Vest - restricted stock awards	—	—	—	—	—	—	259,516	—	—	—	—	—
Impact of subsidiary equity transactions	—	—	—	—	—	—	—	—	(2)	—	2	—
Issuance - common stock - subsidiary, net of issuance costs	—	—	—	—	—	—	—	—	—	—	(4)	(4)
Conversions - Series C Convertible Preferred Stock	—	—	—	—	(1,023)	(1,061)	2,651,519	3	1,058	—	—	—
Reclassification of Series C Convertible Preferred Stock to permanent equity from Mezzanine Equity due to increase in stated value due to dividend capitalization	(64)	—	—	—	64	—	—	—	—	—	—	—
Dividends earned - Series C Convertible Preferred Stock	—	—	—	—	—	470	—	—	—	(470)	—	—
Deemed dividend on Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	385	(385)	—	—
Stock-based compensation - PAVmed Inc.	—	—	—	—	—	—	—	—	375	—	—	375
Stock-based compensation - subsidiary	—	—	—	—	—	—	—	—	—	—	8	8
Net income (loss)	—	—	—	—	—	—	—	—	—	(5,383)	(628)	(6,011)
Balance - September 30, 2025	3,081	$3,260	1,499,384	$3,575	19,376	$20,492	23,053,498	$23	$265,331	$(256,901)	$(9,993)	$22,527

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the NINE MONTHS ENDED September 30, 2025

(in thousands, except number of shares and per share data - unaudited)

	Mezzanine Equity		PAVmed Inc. Stockholders’ Equity (Deficit)
	Series C Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - December 31, 2024	—	$—	1,412,865	$3,316	—	$—	11,198,977	$11	$249,143	$(254,965)	$(4,538)	$(7,033)
Dividends declared - Series B Convertible Preferred Stock	—	—	86,519	259	—	—	—	—	—	(259)	—	—
Issue common stock - PAVM ATM Facility	—	—	—	—	—	—	1,216,565	1	840	—	—	841
Vest - restricted stock awards	—	—	—	—	—	—	261,548	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	—	—	—	—	401,303	1	259	—	—	260
Impact of subsidiary equity transactions	—	—	—	—	—	—	—	—	7,927	—	(7,927)	—
Issuance - vendor service agreement	—	—	—	—	—	—	152,408	—	103	—	104	207
Issuance - common stock private placement offering with pre-funded warrants and Veris Health common stock issuance, net of issuance costs	—	—	—	—	—	—	2,574,350	3	1,419	—	948	2,370
Issuance - common stock - subsidiary, net of issuance costs	—	—	—	—	—	—	—	—	—	—	2,488	2,488
Issuance through debt exchange - Series C Convertible Preferred Stock, net of financing fees	—	—	—	—	22,347	22,347	—	—	(109)	—	—	22,238
Issuance through unsecured debt obligation cancellation - Series C Convertible Preferred Stock	—	—	—	—	2,653	2,653	—	—	—	—	—	2,653
Conversions - Series C Convertible Preferred Stock	—	—	—	—	(2,543)	(2,597)	6,491,613	7	2,590	—	—	—
Initial reclassification of Series C Convertible Preferred Stock from permanent equity to Mezzanine Equity due to partial redemption feature	3,240	3,260	—	—	(3,240)	(3,260)	—	—	—	—	—	(3,260)
Reclassification of Series C Convertible Preferred Stock to permanent equity from Mezzanine Equity due to increase in stated value due to dividend capitalization	(159)	—	—	—	159	—	—	—	—	—	—	—
Dividends earned - Series C Convertible Preferred Stock	—	—	—	—	—	1,349	—	—	—	(1,349)	—	—
Deemed dividend on Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	1,992	(1,992)	—	—
Exercise Pre-funded warrants	—	—	—	—	—	—	756,734	—	—	—	—	—
Stock-based compensation - PAVmed Inc.	—	—	—	—	—	—	—	—	1,167	—	—	1,167
Stock-based compensation - subsidiaries	—	—	—	—	—	—	—	—	—	—	308	308
Net income (loss)	—	—	—	—	—	—	—	—	—	1,664	(1,376)	288
Balance - September 30, 2025	3,081	$3,260	1,499,384	$3,575	19,376	$20,492	23,053,498	$23	$265,331	$(256,901)	$(9,993)	$22,527

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE MONTHS ENDED September 30, 2024

(in thousands, except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - June 30, 2024	1,357,976	$3,151	9,554,381	$10	$243,524	$(320,630)	$55,303	$(18,642)
Dividends declared - Series B Convertible Preferred Stock	27,173	81	—	—	—	(81)	—	—
Issue common stock - PAVM ATM Facility	—	—	294,003	—	284	—	—	284
Vest - restricted stock awards	—	—	131,016	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	509,942	1	907	—	—	908
Conversions - subsidiary common stock - Senior Secured Convertible Note	—	—	—	—	—	—	1,260	1,260
Impact of subsidiary equity transactions	—	—	—	—	2,245	—	(2,245)	—
Issuance - vendor service agreement	—	—	171,052	—	150	—	—	150
Stock-based compensation - PAVmed Inc.	—	—	—	—	696	—	—	696
Stock-based compensation - subsidiary	—	—	—	—	44	—	1,191	1,235
Transfer of intellectual property to Lucid Diagnostics Inc	—	—	—	—	350	—	—	350
Deconsolidation of subsidiary	—	—	—	—	—	—	(56,339)	(56,339)
Net loss	—	—	—	—	—	64,399	(3,688)	60,711
Balance - September 30, 2024	1,385,149	$3,232	10,660,394	$11	$248,200	$(256,312)	$(4,518)	$(9,387)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the NINE MONTHS ENDED September 30, 2024

(in thousands, except number of shares and per share data - unaudited)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - December 31, 2023	1,305,213	$2,993	8,578,505	$9	$237,600	$(294,433)	$29,813	$(24,018)
Dividends declared - Series B Convertible Preferred Stock	79,936	239	—	—	—	(239)	—	—
Issue common stock - PAVM ATM Facility	—	—	627,302	—	977	—	—	977
Vest - restricted stock awards	—	—	135,080	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	1,084,366	2	2,019	—	—	2,021
Conversions - subsidiary common stock - Senior Secured Convertible Note	—	—	—	—	—	—	3,801	3,801
Exercise - stock options of subsidiary	—	—	—	—	—	—	4	4
Purchase - Employee Stock Purchase Plan	—	—	34,332	—	62	—	—	62
Purchase - subsidiary common stock - Employee Stock Purchase Plan	—	—	—	—	—	—	353	353
Impact of subsidiary equity transactions	—	—	—	—	4,414	—	(4,414)	—
Issuance - vendor service agreement	—	—	200,809	—	200	—	401	601
Issuance - subsidiary preferred stock (Series A-1)	—	—	—	—	—	—	5,670	5,670
Exchange - subsidiary preferred stock (Series A and Series A-1)	—	—	—	—	—	—	(24,295)	(24,295)
Issuance through exchange - subsidiary preferred stock (Series B and Series B-1)	—	—	—	—	—	—	31,790	31,790
Issuance through sale - subsidiary preferred stock (Series B and Series B-1)	—	—	—	—	—	—	24,129	24,129
Subsidiary deemed dividends on preferred stock attributable to noncontrolling interests	—	—	—	—	—	—	(7,495)	(7,495)
Stock-based compensation - PAVmed Inc.	—	—	—	—	2,228	—	—	2,228
Stock-based compensation - subsidiaries	—	—	—	—	350	—	3,139	3,489
Transfer of intellectual property to Lucid Diagnostics Inc	—	—	—	—	350	—	—	350
Deconsolidation of subsidiary	—	—	—	—	—	—	(56,339)	(56,339)
Net Loss	—	—	—	—	—	38,360	(11,075)	27,285
Balance - September 30, 2024	1,385,149	$3,232	10,660,394	$11	$248,200	$(256,312)	$(4,518)	$(9,387)

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except number of shares and per share data - unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss) - before noncontrolling interest (“NCI”)	$288	$27,285

Adjustments to reconcile net income (loss) - before NCI to net cash used in operating activities
Depreciation and amortization expense	87	1,129
Stock-based compensation	1,475	5,716
Gain on deconsolidation of subsidiary	—	(72,287)
Change in fair value - equity method investment	(5,979)	(407)
Amortization of common stock payment for vendor service agreement	155	448
Change in fair value - Senior Secured Convertible Notes	349	2,488
Debt extinguishment loss - Senior Secured Convertible Note	58	2,535
Non-cash lease expense	(11)	8
Changes in operating assets and liabilities:
Accounts receivable	15	45
Prepaid expenses, deposits and current and other assets	86	579
Accounts payable	(315)	(249)
Accrued expenses and other current liabilities	137	(938)
Net cash flows used in operating activities	(3,655)	(33,648)

Cash flows from investing activities
Purchase of equipment	(17)	(51)
Decrease in cash due to deconsolidation of subsidiary	—	(16,479)
Proceeds from sale of intellectual property to Lucid Diagnostics Inc.	—	350
Net cash flows used in investing activities	(17)	(16,180)

Cash flows from financing activities
Proceeds – issue of preferred stock - subsidiary	—	29,798
Proceeds – issue of common stock and pre-funded warrants, net of financing fees	2,370	—
Proceeds – issue of common stock - subsidiary, net of financing costs	2,488	—
Payment – financing costs – debt exchange	(109)	—
Payment – Senior Secured Convertible Note – acceleration floor payments	—	(531)
Proceeds – issue of common stock - At-The-Market Facility	841	1,268
Proceeds – issue common stock – Employee Stock Purchase Plan	—	62
Proceeds – subsidiary common stock – Employee Stock Purchase Plan	—	353
Proceeds – exercise of stock options issued under equity plan of subsidiary	—	4
Net cash flows provided by financing activities	5,590	30,954
Net increase in cash	1,918	(18,874)
Cash, beginning of period	1,185	19,639
Cash, end of period	$3,103	$765

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, common stock purchase warrants, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated less than $0.1 million of revenue for the three and nine months ended September 30, 2025, and the Company expects to continue to experience recurring losses and to generate negative cash flows from operating activities in the near future.

The Company incurred a net loss attributable to PAVmed common stockholders of approximately $1.9 million and had net cash flows used in operating activities of approximately $3.7 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company had a working capital deficiency of approximately $6.3 million, with such working capital inclusive of the Senior Secured Convertible Notes classified as a current liability of an aggregate of approximately $6.9 million and approximately $3.1 million of cash.

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

The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2025.

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

Included in the Company’s cash as of September 30, 2025 and December 31, 2024 is $299 related to a restricted deposit account for a standby letter of credit associated with our corporate headquarters which has a lease maturity date in 2030.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and the determination of corresponding carrying value reserve, if any, and liabilities and the disclosure of contingent losses, as of the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates in these unaudited condensed consolidated financial statements include those related to the estimated fair value of debt obligations and stock-based equity awards. Other significant estimates include the estimated incremental borrowing rate, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. Additionally, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

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

Note 3 — Summary of Significant Accounting Policies - continued

Equity Method Investments

Businesses that are not consolidated, but over which PAVmed exercises significant influence, are accounted for under the equity method of accounting. The determination as to whether or not PAVmed exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with PAVmed’s holdings in common stock in that company. PAVmed accounts for Lucid Diagnostics as an equity method investment beginning on September 10, 2024, and through the period ended September 30, 2025.

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

The following presents summarized financial information related to Lucid accounted for under the equity method as of September 30, 2025. This aggregate information has been compiled from the financial statements of Lucid.

September 30, 2025
Cash	$47,332
Other current assets	2,510
Non-current assets	3,356
Total assets	53,198
Current liabilities	26,206
Non-current liabilities	1,157
Shareholders’ equity	25,835
Total liabilities and stockholders’ equity	$53,198

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025

Revenue	$1,211	$3,202
Net income (loss) attributable to common stockholders	$(10,397)	$(54,303)

At September 30, 2025 and December 31, 2024, the fair value of the Company’s investment in Lucid was $31.6 million and $25.6 million, respectively. The Company recognized an unrealized loss on its investment in Lucid of $4.4 million and an unrealized gain on its investment in Lucid of $6.0 million in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. The fair value of shares of Lucid’s common stock held by the Company was determined using the closing price of Lucid’s common stock per share on September 30, 2025 and December 31, 2024 of $1.01 and $0.819, respectively. At September 30, 2025 and December 31, 2024, PAVmed held approximately 28% and 40%, respectively, of Lucid’s common stock voting interest.

Note 4 — Equity Method Investment - continued

Lucid - Management Services Agreement

Lucid’s daily operations are also managed in part by personnel employed by the Company, for which the Company records management fee income, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with Lucid. The MSA does not have a termination date, but may be terminated by Lucid. The MSA Fee is charged on a monthly basis and is subject to periodic adjustment corresponding with changes in the services provided by the Company’s personnel to Lucid, with any such change in the MSA Fee being subject to approval of the boards of directors of each of the Company and Lucid. The monthly fee due to the Company from Lucid is $1,050. During the three and nine months ended September 30, 2025, the MSA fee income was $3,150 and $9,450, respectively.

In connection with the Exchange, the September 2022 Senior Convertible Note was amended to provide that MSA Fees will be paid in cash, and that the Company will be required to set aside 50% of such payments received after January 31, 2025, unless certain conditions are met (the “MSA Reserve Requirement”). However, the Company and the holder have entered into a waiver, pursuant to which, among other things, the holder agreed to waive the MSA Reserve Requirement through November 30, 2025.

Note 5 — Revenue from Contracts with Customers

Revenue Recognized

The Company recognized less than $0.1 million in each of the three and nine months ended September 30, 2025, in each case from subscription revenue derived from its Veris Health Cancer Care Platform. In addition, the Company’s revenue for the three and nine months ended September 30, 2024 was $996 and $2,985, respectively, primarily resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration.

Cost of Revenue

Until September 10, 2024, the date of deconsolidation of Lucid Diagnostics from PAVmed’s consolidated results, the cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties. Presently, cost of revenues of $55 and $133 for the three and nine months ended September 30, 2025, respectively, are principally from amounts incurred in the delivery of patient services including web hosting costs, patient devices, and compensation costs.

The Company’s cost of revenue for the three and nine months ended September 30, 2025 was less than $0.1 million, primarily associated with Veris subscription revenue. The Company’s cost of revenue for the three and nine months ended September 30, 2024 was $1,381 and $4,792, respectively, primarily related to costs for our laboratory operations and EsoCheck device supplies.

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	September 30, 2025	December 31, 2024
Advanced payments to service providers and suppliers	$206	$115
Prepaid insurance	372	233
Deposits	262	347
Veris Box supplies	245	266
Total prepaid expenses, deposits and other current assets	$1,085	$961

Note 7 — Leases

The Company’s future lease payments as of September 30, 2025, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2025 (remainder of year)	$178
2026	724
2027	594
2028	471
2029	481
Thereafter	367
Total lease payments	$2,815
Less: imputed interest	(435)
Present value of lease liabilities	$2,380

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$530	$1,407
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Weighted-average remaining lease term - operating leases (in years)	4.40	5.25
Weighted-average discount rate - operating leases	7.875%	7.875%

As of September 30, 2025 and December 31, 2024, the Company’s right-of-use assets from operating leases were $2,131 and $2,500, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the Company had outstanding operating lease obligations of $2,380 and $2,760, respectively, of which $557 and $513, respectively, are reported in operating lease liabilities, current portion and $1,823 and $2,247, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, as a function of the financing terms the Company would likely receive on the open market.

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

Note 9 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
September 30, 2025
Assets:
Investment in Lucid Diagnostics, Inc common stock	$31,615	$—	$—	$31,615
Total assets at fair value	$31,615	$—	$—	$31,615
Liabilities:
Senior Secured Convertible Note - September 2022	—	—	6,900	6,900
Total liabilities at fair value	$—	$—	$6,900	$6,900

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2024
Assets:
Investment in Lucid Diagnostics, Inc common stock	$25,637	$—	$—	$25,637
Total assets at fair value	$25,637	$—	$—	$25,637
Liabilities:
Senior Secured Convertible Note - April 2022	$—	$—	$20,300	$20,300
Senior Secured Convertible Note - September 2022	—	—	8,800	8,800
Total liabilities at fair value	$—	$—	$29,100	$29,100

[1]	There were no transfers between the respective Levels during the period ended September 30, 2025.

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

Lucid Diagnostics issued a Senior Secured Convertible Note dated March 21, 2023, with an initial $11.1 million face value principal (“Lucid March 2023 Senior Convertible Note”). From and after September 10, 2024, the date of Lucid’s deconsolidation from PAVmed’s results of operation, the Company’s investment in Lucid has been accounted for as an equity method investment. For the periods prior to the deconsolidation, Lucid’s convertible note was presented in PAVmed’s balance sheets and was accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

Note 9 — Financial Instruments Fair Value Measurements - continued

The estimated fair value of the September 2022 Senior Convertible Note as of September 30, 2025 and the estimated fair value of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note as of December 31, 2024, were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

September 2022 Senior Convertible Note: September 30, 2025
Fair Value	$6,900
Face value principal payable	$6,579
Required rate of return	8.500%
Conversion Price	$1.07
Value of common stock	$0.43
Expected term (years)	0.25
Volatility	70.00%
Risk free rate	3.94%
Dividend yield	—%

	April 2022 Senior Convertible Note: December 31, 2024	September 2022 Senior Convertible Note: December 31, 2024
Fair Value	$20,300	$8,800
Face value principal payable	$17,602	$7,627
Required rate of return	9.100%	8.900%
Conversion Price	$75.00	$75.00
Value of common stock	$0.63	$0.63
Expected term (years)	0.04 - 0.26	0.69
Volatility	160.00%	160.00%
Risk free rate	4.27% - 4.31%	4.12%
Dividend yield	—%	—%

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

Note 10 — Debt

The fair value and face value principal outstanding of the Senior Convertible Notes as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
September 2022 Senior Convertible Note	December 31, 2025	7.875%	$1.068	6,579	6,900
Balance as of September 30, 2025				$6,579	$6,900

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2025	7.875%	$75.00	$17,602	$20,300
September 2022 Senior Convertible Note	September 8, 2025	7.875%	$75.00	7,627	8,800
Balance as of December 31, 2024				$25,229	$29,100

The changes in the fair value of debt during the three and nine months ended September 30, 2025 is as follows:

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value at June 30, 2025	$—	$6,800	$6,800	$—
Change in fair value	—	100	100	(100)
Fair Value at September 30, 2025	$—	$6,900	$6,900
Other Income (Expense) - Change in fair value – three month period ended September 30, 2025				$(100)

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - December 31, 2024	$20,300	$8,800	$29,100	$—
Installment repayments – common stock	—	(176)	(176)	—
Non-installment payments – common stock	—	(26)	(26)	—
Principal paydown through exchange	(17,602)	(871)	(18,473)	—
Non-installment payment through exchange	(2,772)	(1,102)	(3,874)	—
Change in fair value	74	275	349	(349)
Fair Value at September 30, 2025	$—	$6,900	$6,900
Other Income (Expense) - Change in fair value – nine months ended September 30, 2025				$(349)

Note 10 — Debt - continued

The changes in the fair value of debt during the three and nine months ended September 30, 2024 is as follows:

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value at June 30, 2024	$19,200	$13,600	$11,200	$44,000	$—
Installment repayments – common stock	—	(455)	(797)	(1,252)	—
Non-installment payments – common stock	—	(55)	(135)	(190)	—
Deconsolidation of Lucid Diagnostics	—	—	(10,268)	(10,268)	—
Change in fair value	650	(890)	—	(240)	240
Fair Value at September 30, 2024	$19,850	$12,200	$—	$32,050
Other Income (Expense) - Change in fair value – three months period ended September 30, 2024					$240

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Lucid March 2023 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - December 31, 2023	$19,000	$11,250	$13,950	$44,200	$—
Installment repayments – common stock	—	(1,435)	(2,005)	(3,440)	—
Non-installment payments – common stock	—	(143)	(787)	(930)	—
Deconsolidation of Lucid Diagnostics	—	—	(10,268)	(10,268)	—
Change in fair value	850	2,528	(890)	2,488	(2,488)
Fair Value at September 30, 2024	$19,850	$12,200	$—	$32,050
Other Income (Expense) - Change in fair value – nine months period ended September 30, 2024					$(2,488)

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

In the nine months ended September 30, 2025, approximately $176, of principal repayments along with approximately $26 of interest expense thereon, were settled through the issuance of 401,303, shares of common stock of the Company, with such shares having a fair value of approximately $260 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in debt extinguishment losses of $58 in the nine months ended September 30, 2025. The average conversion price of $0.50 per share reflected a temporary price reduction consented to by the board of directors in accordance with the underlying debt agreements.

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

During the three and nine months ended September 30, 2024, the Company recognized debt extinguishment losses in total of approximately $1,403 and $2,535, respectively, in connection with the Company or Lucid (as applicable) issuing shares of its common stock for principal repayments on convertible debt mentioned above.

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

A total of 4,912,140 shares of common stock of PAVmed are reserved for issuance under the PAVmed 2014 Equity Plan, with 1,029,964 shares available for grant as of September 30, 2025. The share reservation is not diminished by a total of 61,146 PAVmed stock options and restricted stock awards granted outside the PAVmed 2014 Equity Plan as of September 30, 2025. In January 2025, the number of shares available for grant was increased by 576,170 in accordance with the evergreen provisions of the plan. In June 2025, the Company received shareholder approval to increase the number of shares available for grant by 2,500,000.

Note 11 — Stock-Based Compensation - continued

PAVmed Stock Options

PAVmed stock options granted under the PAVmed 2014 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2024	1,065,319	$25.50	6.5	$341
Granted(1)	816,500	$0.86
Exercised	—	$—
Forfeited	(499,259)	$23.18
Outstanding stock options at September 30, 2025(3)	1,382,560	$11.79	7.7	$—
Vested and exercisable stock options at September 30, 2025	854,075	$18.44	6.7	$—

(1)	Stock options granted under the PAVmed 2014 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the PAVmed common stock on each of September 30, 2025 and December 31, 2024 and the exercise price of the underlying PAVmed stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above are inclusive of 54,480 and 60,054 stock options granted outside the PAVmed 2014 Equity Plan, as of September 30, 2025 and December 31, 2024, respectively.

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

PAVmed Restricted Stock Awards

PAVmed restricted stock awards granted under the PAVmed 2014 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2024	324,431	$9.80
Granted	1,970,500	0.48
Vested	(261,548)	0.61
Forfeited	—	—
Unvested restricted stock awards as of September 30, 2025	2,033,383	$1.95

On September 30, 2025, the Company awarded 1,350,000 shares of restricted stock to its directors and certain officers under the PAVmed 2014 Equity Plan, with such restricted stock awards having an aggregate fair value of approximately $0.6 million, which was measured using the grant date quoted closing price per share of the Company’s common stock, with the fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. Each award will vest in full on May 20, 2028.

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

Note 11 — Stock-Based Compensation - continued

Consolidated Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized by each of PAVmed and (through September 10, 2024, the date of PAVmed’s deconsolidation of Lucid) Lucid Diagnostics for both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$—	$32	$—	$112
Sales and marketing expenses	13	292	59	1,082
General and administrative expenses	332	1,426	1,276	3,717
Research and development expenses	38	181	140	805
Total stock-based compensation expense	$383	$1,931	$1,475	$5,716

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$24	$81
Lucid Diagnostics 2018 Equity Plan – sales and marketing	252	849
Lucid Diagnostics 2018 Equity Plan – general and administrative	548	1,484
Lucid Diagnostics 2018 Equity Plan – research and development	98	356
PAVmed 2014 Equity Plan - cost of revenue	9	30
PAVmed 2014 Equity Plan - sales and marketing	18	136
PAVmed 2014 Equity Plan - general and administrative	1	5
PAVmed 2014 Equity Plan - research and development	5	148
Total stock-based compensation expense – recognized by Lucid Diagnostics	$955	$3,089

The consolidated unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under the PAVmed 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
PAVmed 2014 Equity Plan
Stock Options	$312	1.8
Restricted Stock Awards	$995	2.4

Note 11 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.44 and $1.47 per share during the nine months ended September 30, 2025 and 2024, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions below.

	Nine Months Ended September 30,
	2025	2024
Expected term of stock options (in years)	5.5	5.8
Expected stock price volatility	101%	90%
Risk free interest rate	4.0%	4.3%
Expected dividend yield	—%	—%

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.79 per share during the nine months ended September 30, 2024 (through September 10, 2024, the date of PAVmed’s deconsolidation of Lucid), calculated using the following weighted average Black-Scholes valuation model assumptions:

Nine Months Ended September 30,
2024
Expected term of stock options (in years)	5.7
Expected stock price volatility	73%
Risk free interest rate	4.3%
Expected dividend yield	—%

PAVmed Inc. Employee Stock Purchase Plan (“PAVmed ESPP”)

Effective September 18, 2024, PAVmed’s compensation committee temporarily suspended any participation in the PAVmed ESPP. Accordingly, no shares of common stock of the Company have been purchased under the PAVmed ESPP since March 31, 2024.

A total of 34,332 shares of common stock of the Company were purchased for proceeds of approximately $62 on March 31, 2024, under the PAVmed ESPP. The PAVmed ESPP has a total reserve of 466,668 shares of common stock of PAVmed of which 306,530 shares are available for issue as of September 30, 2025. In January 2025, the number of shares available-for-issue was increased by 166,667 in accordance with the evergreen provisions of the plan.

Note 12 — Preferred Stock

As of September 30, 2025 and December 31, 2024, there were 1,499,384 and 1,412,865 shares of PAVmed Series B Convertible Preferred Stock, classified in permanent equity, issued and outstanding, respectively.

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

Note 12 — Preferred Stock - continued

PAVmed Series B Convertible Preferred Stock Dividends Earned

The Series B Convertible Preferred Stock dividends earned are included in the calculation of basic and diluted net loss attributable to PAVmed common stockholders for each of the respective corresponding periods presented in the accompanying condensed consolidated statement of operations, inclusive of $90 and $265 of such dividends earned in the three and nine months ended September 30, 2025, respectively; and $83 and $244 of such dividends earned in the three and nine months ended September 30, 2024, respectively.

PAVmed Series B Convertible Preferred Stock Dividends Declared

During the nine months ended September 30, 2025, the Company’s board of directors declared an aggregate of approximately $259 of Series B Convertible Preferred Stock dividends, inclusive of $85 earned as of December 31, 2024; and $86 earned as of March 31, 2025; and $88 earned as of June 30, 2025, with such dividends settled by the issue of an additional aggregate 86,519 additional shares of Series B Convertible Preferred Stock, inclusive of 28,270 shares issued with respect to the dividends earned as of December 31, 2024; and 28,834 shares issued with respect to the dividends earned as of March 31, 2025; and 29,415 shares issued with respect to the dividends earned as of June 30, 2025.

During the nine months ended September 30, 2024, the Company’s board of directors declared an aggregate of approximately $239 of Series B Convertible Preferred Stock dividends, inclusive of $78 earned as of December 31, 2023; and $80 earned as of March 31, 2024; and $81 earned as of June 30, 2024, with such dividends settled by the issue of an additional aggregate 79,936 additional shares of Series B Convertible Preferred Stock, inclusive of 26,123 shares issued with respect to the dividends earned as of December 31, 2023; and 26,640 shares issued with respect to the dividends earned as of March 31, 2024; and 27,173 shares issued with respect to the dividends earned as of June 30, 2024.

Subsequent to September 30, 2025, on November 4, 2025, the Company’s board of directors declared a PAVmed Series B Convertible Preferred Stock dividend, earned as of September 30, 2025, of $90, to be settled by the issue of 30,005 additional shares of Series B Convertible Preferred Stock.

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

The stated value of each share of Series C Preferred Stock, plus accrued and unpaid dividends thereon, is convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock at an initial fixed conversion price of $1.068 per share, subject to certain adjustments (including as a result of voluntary conversion price reductions approved by the Company’s board).

Note 12 — Preferred Stock - continued

At any time following the occurrence of a Triggering Event (as defined below), a holder of shares of the Series C Preferred Stock has the right to elect to convert shares of Series C Preferred Stock into the Company’s common stock at an alternate conversion price equal to the lower of: (i) the fixed conversion price then in effect, and (ii) the lowest of (A) 80% of the VWAP of the Company’s common stock as of the trading day immediately preceding the delivery or deemed delivery of the applicable notice of conversion, (B) 80% of the VWAP of the Company’s common stock as of the trading day of the delivery or deemed delivery of the applicable notice of conversion, and (C) 80% of the average VWAP of the Company’s common stock for each of the two trading days with the lowest VWAP of the Company’s common stock during the ten consecutive trading day period ending and including the trading day immediately prior to the delivery or deemed delivery of the applicable notice of conversion, but in the case of clause (ii), not less than $0.2136 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) (such price, the “Alternate Conversion Price”). The term “Triggering Event” includes events that would constitute an event of default under the September 2022 Senior Convertible Note, in addition to the failure of the Company to complete a Qualified Company Optional Redemption (as defined below) by March 31, 2025 (the “QCOR Triggering Event”), although the holder of the Series C Preferred Stock has waived the occurrence of any QCOR Triggering Event through November 30, 2025. The principal consequence of a Triggering Event (other than a bankruptcy-related Triggering Event) is to give the holder the right to elect an alternate conversion as described above. In addition, the occurrence of a Triggering Event (other than a QCOR Triggering Event) will result in an increase to the dividend rate and limit the Company’s right to redeem the Series C Preferred Stock. A Triggering Event (other than a bankruptcy-related Triggering Event) will not otherwise accelerate any financial or other obligation on the part of the Company in respect of the Series C Preferred Stock.

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

On February 18, 2025, the Company and the holder of the Series C Preferred Stock entered into a waiver agreement (the “Q1 2025 Waiver”), pursuant to which, among other things, the holder granted certain waivers related to the Series C Preferred Stock, including waivers necessary to permit the Company and Veris to consummate the Offering (as described in Note 13, Common Stock and Common Stock Purchase Warrants). In consideration of such waivers, the Company agreed to reduce temporarily, and the holder of the Series C Preferred Stock consented to reducing temporarily, the contractual conversion price under the Series C Preferred Stock to $0.40, during the period through March 31, 2025; provided that the aggregate amount of conversions under the Series C Preferred Stock at such conversion price during such period did not exceed 1 million shares (the “Q1 2025 Conversion Price Reduction”). In addition, pursuant to the Q1 2025 Waiver, the Company granted the holder of the Series C Preferred Stock the right, exercisable through March 31, 2025, to elect to exchange up to $2.0 million of Series C Preferred Stock for an equivalent increase in the principal amount of the September 2022 Senior Convertible Note (although no exchange elections were made under this provision during the waiver period) (the “Q1 2025 Exchange Right”).

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

In addition, pursuant to the Q2 2025 Waiver, the Company granted the holder of the Series C Preferred Stock the right, exercisable through June 30, 2025, to elect to exchange up to $2.0 million of Series C Preferred Stock for an equivalent increase in the principal amount of the September 2022 Senior Convertible Note (although no exchange elections were made under this provision during the waiver period) (the “Q2 2025 Exchange Right”).

Further, on June 16, 2025, the Company and the holder of the Series C Preferred Stock entered into a waiver agreement (the “Q3 2025 Waiver”), pursuant to which, among other things, the adjustment period and waiver period end dates set forth in the Q2 2025 Waiver were extended from June 30, 2025 to September 30, 2025. The Q3 2025 Waiver also included provisions designed to facilitate the Veris June 2025 Equity Offering, as further in Note 14, Noncontrolling Interest. Under the terms of the waiver, the parties agreed that an amount of the Series C Preferred Stock equal to 50% of the gross proceeds raised in certain future financings would be exchanged, effective as of December 16, 2025, for an equivalent increase in the amount outstanding under the September 2022 Senior Convertible Note (subject to certain terms and conditions). On June 23, 2025, Veris Health entered into subscription agreements to sell shares of Veris Health common stock and warrants, resulting in proceeds of $2,488, net of issuance costs. As a result of this financing (and subject to certain terms and conditions of the Q3 2025 Waiver), $1,260 of Series C Preferred Stock will be exchanged for an equivalent increase in the amount outstanding under the September 2022 Convertible Note, effective as of December 16, 2025. As this provision is a substantive redemption feature outside of the Company’s control during the waiver period, the affected Series C Preferred Stock no longer met the criteria for classification as permanent equity. Accordingly, the Company reclassified $1,260 of Series C Preferred Stock from permanent equity to mezzanine equity on the unaudited condensed consolidated balance sheet as of June 30, 2025.

Between July and September 2025, the Company and the holder of the Series C Preferred Stock agreed to a series of increases to the maximum number of shares issuable upon the conversion of the Series C Preferred at the reduced conversion price of $0.40 through the end of the adjustment period The limit was raised from 3 million to 4 million shares on July 16, 2025; to 5 million shares on August 26, 2025; and to 8 million shares on September 22, 2025.

Subsequent to September 30, 2025, the Company and the holder of the Series C Preferred Stock entered into a waiver agreement (the “Q4 2025 Waiver”), pursuant to which, among other things, the adjustment period and waiver period end dates set forth in the Q2 2025 Waiver (as extended by the Q3 2025 Waiver) were extended from September 30, 2025 to November 30, 2025.

Moreover, on October 23, 2025, the Company and the holder of the Series C Preferred Stock agreed to increase the maximum number of shares that could be issued on conversion of the Series C Preferred at the reduced conversion price of $0.40 through the end of the adjustment period (which, as noted above, was extended under the Q4 2025 Waiver to November 30, 2025) from 8 million to 10 million. The limit was raised from 10 million to 11 million shares on November 5, 2025.

The Company recognized the incremental value associated with the Q1 2025 Conversion Price Reduction as two deemed dividend charges in the aggregate of $789 and as an increase of net loss available to common stockholders on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025. The incremental value associated with the Series C Preferred Stock modification was determined using Monte Carlo simulation models based on the adjusted conversion price of $0.40 for the value of 1 million shares of the Company’s common stock (and each increase of additional share allotments) of the Company’s common stock when converted from the Series C Preferred Stock with the following assumptions: required rate of return of 14.5%, dividend yield of 0%, volatility of 40%, and risk-free rates ranging from 3.98% to 4.30%, compared to the fair value of an aggregate 2 million shares converted of the Company’s common stock (and each increase of additional share allotments) on the date immediately preceding the modifications with a $1.068 conversion price, utilizing the following assumptions: required rate of return of 14.5%, dividend yield of 0%, volatility of 40%, and a risk-free rats ranging from 3.98% to 4.30%.

The Company also recognized incremental value associated with the Q2 2025 Waiver (and the conversion price adjustments made pursuant thereto) as three additional deemed dividend charges in the aggregate of $818 and as an increase of net loss available to common stockholders on the unaudited condensed consolidated statements of operations in the three months ended June 30, 2025. The incremental value associated with this adjustment was determined using Monte Carlo simulation models using the adjusted conversion price of $0.40 for the value of 1 million shares of the Company’s common stock (and each increase of an additional 1 million shares) when converted from the Series C Preferred Stock with the following assumptions: required rate of return of 14.5%, dividend yield of 0%, volatility of 40%, and a risk-free rate ranging from 3.83% to 4.06%, compared to the fair value of 1 million shares converted of the Company’s common stock (and each increase of an additional share allotments) on the date immediately preceding the modification with a $1.068 conversion price, utilizing the following assumptions: required rate of return of 14.5%, dividend yield of 0%, volatility of 40%, and a risk-free rate ranging from 3.83% to 4.06%.

Note 12 — Preferred Stock - continued

The Company also recognized incremental value associated with the Q3 2025 Waiver (and the conversion price adjustments made pursuant thereto) as three additional deemed dividend charges in the aggregate of $385 and as an increase of net loss available to common stockholders on the unaudited condensed consolidated statements of operations in the three months ended September 30, 2025. The incremental value associated with this adjustment was determined using Monte Carlo simulation models using the adjusted conversion price of $0.40 for the value of 1 million shares of the Company’s common stock (and each increase of additional share allotments) when converted from the Series C Preferred Stock with the following assumptions: required rate of return of 14.5%, dividend yield of 0%, volatility of 40%, and a risk-free rate ranging from 3.60% to 3.88%, compared to the fair value of 1 million shares converted of the Company’s common stock (and each increase of additional share allotments) on the date immediately preceding the modification with a $1.068 conversion price, utilizing the following assumptions: required rate of return of 14.5%, dividend yield of 0%, volatility of 40%, and a risk-free rate ranging from 3.60% to 3.88%.

The Q2 2025 Exchange Right granted pursuant to the Q2 2025 Waiver (the end date for the exercise of which was extended through September 30, 2025 pursuant to the Q3 2025 Waiver) provided the holder with a substantive redemption feature outside of the Company’s control during the waiver period. As a result, the affected Series C Preferred Stock no longer met the criteria for classification as permanent equity. Accordingly, the Company reclassified $2.0 million of Series C Preferred Stock from permanent equity to mezzanine equity on the unaudited condensed consolidated balance sheet as of September 30, 2025.

On March 31, 2025, the Company elected to capitalize the Series C Preferred Stock dividend earned as of March 31, 2025 of $398, and as a result, the stated value of the Series C Preferred Stock was adjusted from $1,000 to $1,016. On June 30, 2025, the Company elected to capitalize the Series C Preferred Stock dividend earned as of June 30, 2025 of $481, and as a result, the stated value of the Series C Preferred Stock was adjusted from $1,016 to $1,037. On September 30, 2025, the Company elected to capitalize the Series C Preferred Stock dividend earned as of September 30, 2025 of $470, and as a result, the stated value of the Series C Preferred Stock was adjusted from $1,037 to $1,058.

In the nine months ended September 30, 2025, the Company issued 6,491,613 shares of our common stock in connection with the conversion of 2,543 shares of Series C Preferred Stock. Subsequent to September 30, 2025, as of November 7, 2025, the Company has issued 4,585,044 shares of our common stock in connection with the conversion of 1,734 shares of Series C Preferred Stock.

Note 13 — Common Stock and Common Stock Purchase Warrants

Common Stock

On January 23, 2025, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that, for the prior 30 consecutive business days (through January 22, 2025), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until July 22, 2025) to regain compliance. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days. On July 29, 2025, the Company received an additional notice from the Listing Qualifications Department of Nasdaq stating that the Company is eligible for an additional 180-day period (until January 19, 2026) to regain compliance with this requirement. If it appears to the Nasdaq staff that the Company will not be able to cure the deficiency by January 19, 2026, the Nasdaq Listing Qualifications Department will provide notice after such date that the Company’s securities will be subject to delisting. The Nasdaq notification has no effect at this time on the listing of the Company’s common stock, and the common stock will continue to trade uninterrupted under the symbol “PAVM”.

The Company has scheduled a special meeting of the stockholders for December 5, 2025 at which it will be seeking approval an amendment to the Company’s Certificate of Incorporation to effect (i) a reserve stock split of the Company’s outstanding shares of common stock at a ratio ranging from 1-for-10 to 1-for-30, to be determined by the Board in its sole discretion, and (ii) an associated reduction in the Company’s authorized shares of common stock from 250 million shares to 25 million shares. The Company is pursuing the reserve stock split in an effort to increase the closing bid price of the common stock to the level required for continued listing on Nasdaq.

Note 13 — Common Stock and Common Stock Purchase Warrants - continued

In the nine months ended September 30, 2025, 401,303 shares of the Company’s common stock were issued upon conversion, at the election of the holder, of the September 2022 Senior Convertible Note, for $176 face value principal repayments, as discussed in Note 10, Debt.

In the nine months ended September 30, 2025, the Company sold 1,216,565 shares through their at-the-market equity facility for net proceeds of approximately $841, after payment of 3% commissions.

In the nine months ended September 30, 2025, the Company issued 152,408 shares of common stock to vendors in exchange for $103 of agreed upon services, which is included in general and administrative operating expenses on the Company’s unaudited condensed consolidated statement of operations.

On February 21, 2025, the Company and Veris, pursuant to subscription agreements, dated as of February 18, 2025 (each, a “Subscription Agreement”) they entered into with certain accredited investors (collectively, the “Investors”), consummated an offering (the “Offering”) of 2,574,350 shares of the Company’s common stock and pre-funded warrants to purchase 756,734 shares of the Company’s common stock (the “Pre-Funded Warrants”), at a purchase price of $0.7115 per share or warrant share (as applicable). In addition, Veris issued to each Investor approximately 0.2033 shares of Veris’ common stock for each share or warrant share (as applicable) purchased by such Investor, for an aggregate of 677,143 shares of Veris’ common stock. The Offering generated gross proceeds to the Company of $2.37 million. The Pre-Funded Warrants were classified (through their date of exercise, on June 19, 2025) as equity as they were indexed to the Company’s own stock and met the criteria for equity classification. The proceeds received were recorded in additional paid-in capital with no subsequent remeasurement.

Each Subscription Agreement contains customary representations, warranties, covenants and indemnities of the Company and the Investors, as well as a covenant by the Company to provide the Investors with protection against subsequent equity raises by the Company or Veris at a lower purchase price (solely to the extent the Investors continue to hold the shares issued in the Offering), with such protection to be effected through the issuance of additional shares of Veris’ common stock. In addition, the Company (i) granted the Investors a 100% participation right in future offerings of equity securities of the Company or its majority-owned subsidiaries, subject to existing participation rights of the Company’s debt holder, and (ii) agreed not to incur, and not to permit its majority-owned subsidiaries to incur, any indebtedness until August 18, 2026, subject to certain exceptions. In accordance with the Subscription Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of the Company’s common stock issued in the Offering, including the shares underlying the Pre-Funded Warrants. This registration statement was filed and became effective as of April 15, 2025.

Common Stock Purchase Warrants

As of December 31, 2024, the Series Z Warrants outstanding totaled 11,937,450 representing the right to purchase 795,830 shares of the Company’s common stock. The Series Z Warrants were exercisable to purchase one whole share of common stock of the Company at an exercise price of $23.48 (previously $24.00 post reverse-split, decreased by $0.52 in connection with the special dividend distribution of Lucid common stock to PAVmed stockholders, discussed above). All such unexercised warrants expired in accordance with their terms on April 30, 2025. During the three and nine months ended September 30, 2025, there were no Series Z Warrants exercised.

Note 14 — Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is summarized for the periods indicated as follows:

September 30, 2025
NCI – equity - December 31, 2024	$(4,538)
Net loss attributable to NCI	(1,376)
Impact of subsidiary equity transactions	(7,927)
Veris Health issuance of common stock for settlement of vendor service agreement	104
Veris Offerings	3,436
Stock-based compensation expense - Veris Health 2021 Equity Plan	308
NCI – equity – September 30, 2025	$(9,993)

The consolidated NCI presented above is with respect to the Company’s consolidated subsidiaries as a component of consolidated total stockholders’ equity as of September 30, 2025 and December 31, 2024; and the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations for the periods beginning on the acquisition date of the respective subsidiaries.

Lucid Diagnostics — Deconsolidation

On September 10, 2024, following preferred equity transactions completed by Lucid earlier in 2024 and the termination of voting proxies entered into between PAVmed and certain shareholders of Lucid, PAVmed’s voting interest in the Company was reduced to less than 50.0%, resulting in the loss of a controlling financial interest. However, PAVmed retains the ability to exercise significant influence over Lucid. As of September 30, 2025, continues to hold 31,302,444 shares of common stock of Lucid Diagnostics.

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

Veris Health

As of September 30, 2025, there were 10,552,143 shares of common stock of Veris Health issued and outstanding, of which PAVmed holds an 59.49% majority-interest ownership and PAVmed has a controlling financial interest, with the remaining 40.51% minority-interest ownership held by unrelated third-parties. These ownership interests in Veris Health do not reflect the approximately $24.0 million of intercompany debt owed by Veris to PAVmed, which at the stated conversion price of $1.50, is convertible into 16,001,294 shares of common stock of Veris Health; giving effect to the conversion of such note, PAVmed’s ownership interest in Veris would be 83.9%. Accordingly, Veris Health is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the accompanying unaudited condensed consolidated balance sheets.

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

Note 14 — Noncontrolling Interest - continued

The Veris Warrants become exercisable six months after issuance and expire on the earlier of (i) the five-year anniversary of the initial exercise date and (ii) the 60th day following receipt by Veris of FDA approval of its implantable physiological monitor. The Veris Warrants have an exercise price of $1.40 per share, subject to adjustment as described below. The Veris Warrants may be exercised only for cash. The exercise price and number and type of securities or other property issuable on exercise of the Veris Warrants may be adjusted in certain circumstances, including in the event of a stock split or combination, stock dividend, or a recapitalization, reorganization, merger or similar transaction. In addition, if Veris completes a subsequent equity raises at a lower valuation, the exercise price of the Veris Warrants will be reduced to such lower valuation and the number of shares issuable on exercise of the Veris Warrants will be increased so that the aggregate exercise price remains the same. In addition, a holder of the Veris Warrants will be entitled to participate in rights offerings or pro rata distributions by Veris. The Veris Warrants are classified as equity as they are indexed to Veris’s common stock and meet the criteria for equity classification.

Subsequent to September 30, 2025, on October 7, 2025, we announced the launch of the commercial phase of Veris’ strategic partnership with The Ohio State University Comprehensive Cancer Center – Arthur G. James Cancer Hospital and Richard J. Solove Research Institute (“OSUCCC – James”). In conjunction with such event and pursuant to a previously executed strategic partnership agreement between Veris and OSUCCC — James, OSUCCC — James earned a 2% equity interest in Veris (which, when issued, would dilute the other Veris shareholders proportionately).

Note 15 — Net Income (Loss) Per Share

The Net income (loss) per share - attributable to PAVmed Inc. - basic and diluted and Net income (loss) per share - attributable to PAVmed Inc. common stockholders - basic and diluted - for the respective periods indicated - is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income (loss) - before noncontrolling interest	$(6,011)	$60,711	$288	$27,285
Net income (loss) attributable to noncontrolling interest	628	3,688	1,376	11,075
Net income (loss) - as reported, attributable to PAVmed Inc.	$(5,383)	$64,399	$1,664	$38,360

Series B Convertible Preferred Stock dividends – earned	$(90)	$(83)	$(265)	$(244)
Series C Convertible Preferred Stock dividends - earned	$(470)	$—	$(1,349)	$—
Deemed dividend on Series C Convertible Preferred Stock	(385)	$—	$(1,992)	$—
Deemed dividend on Subsidiary Preferred Stock attributable to the noncontrolling interests	$—	$—	$—	$(7,496)
Net income (loss) attributable to PAVmed Inc. common stockholders used in basic EPS calculation	$(6,328)	$64,316	$(1,942)	$30,620
Fair Value Adjustment for diluted EPS calculation	$—	$(240)	$—	$3,378
Add back: Series B Convertible Preferred Stock dividends	$—	$83	$—	$—
Net income (loss) attributable to PAVmed Inc. common stockholders used in dilutive EPS calculation	$(6,328)	$64,159	$(1,942)	$33,998

Denominator
Weighted average common shares outstanding, basic	21,554,546	10,005,379	17,866,581	9,286,999
Add: Restricted stock awards	—	325,447	—	263,683
Add: Senior Convertible Note	—	34,054,260	—	33,429,974
Add: Series B Convertible Preferred Stock	—	90,552	—	—
Weighted average common shares outstanding, diluted	21,554,546	44,475,638	17,866,581	42,980,656

Net income (loss) per share (1)
Net income (loss) per share attributable to PAVmed Inc. common stockholders, basic	$(0.29)	$6.43	$(0.11)	$3.30
Net income (loss) per share attributable to PAVmed Inc. common stockholders, diluted	$(0.29)	$1.44	$(0.11)	$0.79

(1)	- Convertible preferred stock and restricted stock awards would potentially be considered a participating security under the two-class method of calculating net income (loss) per share. For periods where losses are presented, such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net income (loss) per share calculation for the periods indicated.

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

Basic weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2024 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for the three and nine months ended September 30, 2025, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	September 30,
	2025	2024
Stock options	1,382,560	1,233,107
Restricted stock awards	428,139	—
Series Z Warrants	—	795,830
Senior Convertible Note	23,225,967	—
Series B Convertible Preferred Stock	96,123	88,793
Series C Convertible Preferred Stock	21,948,138	—
Total	47,080,927	2,117,730

The total stock options are inclusive of 54,480 and 60,054 stock options as of September 30, 2025 and 2024, respectively, granted outside the PAVmed 2014 Equity Plan.

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

During the three and nine months ended September 30, 2025 and 2024, revenues resulting from subscription revenue or patient laboratory test results was concentrated in the United States. The measure of segment assets is reported on the balance sheet as total consolidated assets, and concentrated in the United States.

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

Important factors that may affect our actual results include:

●	our limited operating history;
●	our financial performance, including our ability to generate revenue;
●	our ability to obtain regulatory approval for the commercialization of our products;
●	the risk that the FDA will cease to exercise enforcement discretion with respect to LDTs, like EsoGuard;
●	the ability of our products to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our potential ability to obtain additional financing when and if needed;
●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions;
●	our ability to manage growth and integrate acquired operations;
●	the potential liquidity and trading of our securities;
●	our regulatory and operational risks;
●	cybersecurity risks;
●	risks related to health-related emergencies; and
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Recent Developments

Business

EsoGuard Medicare Coverage

In November 2024, Lucid submitted to MolDx our complete clinical evidence package in support of a request for reconsideration of the non-coverage language in the local coverage determination, or “LCD,” to secure Medicare coverage for EsoGuard. The EsoGuard clinical evidence package included six new peer-reviewed publications: three clinical validation studies (two in the intended use population, one case control), two clinical utility studies, and one analytical validation study. The current LCD provides clear coverage criteria consistent with the American College of Gastroenterology, or “ACG,” guidelines for esophageal precancer testing. The package was submitted as part of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard.

As part of the LCD reconsideration process, MolDx-participating Medicare Administrative Contractors convened a Contractor Advisory Committee, or “CAC,” Meeting regarding the LCD on September 4, 2025. At the meeting, eleven experts, including physicians across multiple specialties (GI, primary care, pathology), major society guideline co-authors (ACG, AGA (as defined below)) and industry leaders (American Foregut Society, American Society for Gastrointestinal Endoscopy), participated in this extensive discussion of the unmet clinical need with respect to early detection of esophageal precancer and the strength of the EsoGuard clinical validity and clinical utility data.

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

Veris Health and The Ohio State University Comprehensive Cancer Center Strategic Partnership

On October 7, 2025, we announced the launch of the commercial phase of Veris’ strategic partnership with The Ohio State University Comprehensive Cancer Center – Arthur G. James Cancer Hospital and Richard J. Solove Research Institute (“OSUCCC – James”). Under the partnership, the Veris Cancer Care Platform is being deployed to enhance personalized cancer care for patients undergoing systemic cancer therapy across OSUCCC – James.

Endoscopic Esophageal Imaging Technology Letter of Intent with Duke University

On August 26, 2025, PAVmed announced that it had executed a non-binding letter of intent with Duke University to license (on an exclusive, worldwide basis), through a newly formed subsidiary, endoscopic imaging technology designed to identify and facilitate treatment of esophageal precancer (dysplasia) during upper endoscopy. The multi-modality probe combines angle-resolved low coherence interferometry (a/LCI) with optical coherence tomography (OCT) and is intended to enable real-time detection and potential immediate treatment of dysplasia during the same endoscopic procedure.

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

Recent Developments - continued

Financing - continued

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

The Pre-Funded Warrants were exercised as of June 19, 2025.

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

Lucid Diagnostics — September 2025 Confidentially Marketed Public Offering

On September 11, 2025, Lucid closed on the sale of 28,750,000 shares of its common stock, pursuant to its previously announced offering of shares of common stock at a price of $1.00 per share (the “Lucid September CMPO”). The net proceeds from the Lucid September CMPO, after deducting the underwriting discount and other expenses of the Lucid September CMPO, were approximately $27.0 million. Lucid intends to use the net proceeds from the Lucid September CMPO for working capital and general corporate purposes.

Lucid ATM Facility

On May 30, 2025, Lucid entered into a Controlled Equity Offering Agreement (also “ATM” or at-the-market” offering) between Lucid and Maxim Group LLC for up to $25 million of its common stock that may be offered and sold from time to time.

Lucid Diagnostics — April 2025 Confidentially Marketed Public Offering

On April 11, 2025, Lucid closed on the sale of 14,375,000 shares of its common stock, pursuant to its previously announced offering of shares of common stock at a price of $1.20 per share (the “Lucid April CMPO”). The net proceeds from the Lucid April CMPO, after deducting the underwriting discount and other expenses of the Lucid April CMPO, were approximately $16.2 million. Lucid intends to use the net proceeds from the Lucid April CMPO for working capital and general corporate purposes.

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

The three months ended September 30, 2025 as compared to three months ended September 30, 2024

Revenue

In the three months ended September 30, 2025, revenue was less than $0.1 million as compared to $1.0 million for the corresponding period in the prior year. The $1.0 million decrease principally relates to the revenue from Lucid’s EsoGuard Esophageal DNA Tests not being included in our operating results for the three months ended September 30, 2025 as compared to the prior year, during which Lucid’s operating results were included through September 10, 2024.

Cost of revenue

In the three months ended September 30, 2025, cost of revenue costs were approximately $0.1 million, as compared to $1.4 million for the corresponding period in the prior year. The net decrease of $1.3 million principally related to Lucid’s results not being included in our operating results for the three months ended September 30, 2025 as compared to the prior year, during which Lucid’s operating results were included through September 10, 2024.

Sales and marketing expenses

In the three months ended September 30, 2025, sales and marketing costs were approximately $0.2 million as compared to $2.9 million for the corresponding period in the prior year. The net decrease of $2.7 million principally related to Lucid’s results not being included in our operating results for the three months ended September 30, 2025 as compared to the prior year, during which Lucid’s operating results were included through September 10, 2024.

General and administrative expenses

In the three months ended September 30, 2025, general and administrative costs were approximately $3.5 million as compared to $6.6 million for the corresponding period in the prior year. The net decrease of $3.1 million principally related to Lucid’s results not being included in our operating results for the three months ended September 30, 2025 as compared to the prior year, during which Lucid’s operating results were included through September 10, 2024.

Research and development expenses

In the three months ended September 30, 2025, research and development costs were approximately $1.1 million as compared to $1.5 million for the corresponding period in the prior year. The net decrease of $0.4 million principally related to Lucid’s results not being included in our operating results for the three months ended September 30, 2025 as compared to the prior year, during which Lucid’s operating results were included through September 10, 2024.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was zero in the three months ended September 30, 2025, as compared to $0.1 million for the corresponding period in the prior year. The decrease of $0.1 million in the current period was principally related to Lucid’s results not being included in our operating results for the three months ended September 30, 2025 as compared to the prior year, during which Lucid’s operating results were included through September 10, 2024.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended September 30, 2025 and 2024, the change in the fair value of our convertible notes was approximately $0.1 million of expense and $0.2 million of income, respectively, related to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and (for the period of July 1, 2024 through September 10, 2025, the date of the deconsolidation of Lucid) the Lucid March 2023 Senior Convertible Note. The April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date.

Change in management fee income

In the three months ended September 30, 2025, management fee income was approximately $3.2 million as compared to $0.7 million for the corresponding period in the prior year. The reported increase of $2.5 million principally related to the fact that all of the fees payable by Lucid under its management services agreement with the Company during the three months ended September 30, 2025 are included in the results for such period, whereas only the portion of such fees paid in respect of the period following the September 10, 2024 deconsolidation of Lucid were included in the Company’s results for the three month period ended September 30, 2024.

Results of Operations - continued

The three months ended September 30, 2025 as compared to the three months ended September 30, 2024 - continued

Other Income and Expense - continued

Loss on Debt Extinguishment

The Company did not incur debt extinguishment loss in the three months ended September 30, 2025.

In the three months ended September 30, 2024, a debt extinguishment loss in the aggregate of approximately $1.4 million was recognized in connection with our April 2022 Senior Convertible Note, September 2022 Senior Convertible Note and the Lucid March 2023 Senior Convertible Note as discussed below.

●	In the three months ended September 30, 2024, approximately $0.5 million of principal repayments, along with less than $0.1 million of interest expense thereon, were settled through the issuance of 509,942 shares of common stock of the Company, with such shares having a fair value of approximately $0.9 million (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). In addition, the Company agreed to pay $0.7 million in cash related to acceleration floor payments on these notes related to the conversion price being below the floor, recorded as debt extinguishment loss. The conversions and floor acceleration payments resulted in a debt extinguishment loss of $1.1 million in the three months ended September 30, 2024.
●	During the period of July 1, 2024 through September 10, 2024, the date of the deconsolidation of Lucid, approximately $0.8 million of principal repayments along with approximately $0.1 million of interest expense thereon, related to the Lucid March 2023 Senior Convertible Note were settled through the issuance of 1,510,821 shares of Lucid common stock, with such shares having a fair value of approximately $1.3 million (with such fair value measured as the quoted closing price of the common stock of Lucid on the respective conversion date). The conversions resulted in a debt extinguishment loss of $0.3 million in the period July 1, 2024 through September 10, 2024.

See Note 10, Debt, to the Financial Statements, for additional information with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note.

Change in fair value of Equity Method Investment

At September 30, 2025, the fair value of the Company’s investment in Lucid was $31.6 million, with the company recognizing an unrealized loss on its investment in Lucid of $4.4 million in the accompanying unaudited condensed consolidated statements of operations for the three months ended September 30, 2025. The fair value of common shares of Lucid held by the Company was determined using the $1.01 closing price per share of Lucid’s common stock as of September 30, 2025, as compared to Lucid’s common stock price per share of $1.15 at June 30, 2025.

Results of Operations - continued

The nine months ended September 30, 2025 as compared to nine months ended September 30, 2024

Revenue

In the nine months ended September 30, 2025, revenue was less than $0.1 million as compared to $3.0 million for the corresponding period in the prior year. The $3.0 million decrease was principally related to the revenue from Lucid’s EsoGuard Esophageal DNA Tests not being included in our operating results for the nine months ended September 30, 2025 as compared to the prior year, during which Lucid’s operating results were included through September 10, 2024.

Cost of revenue

In the nine months ended September 30, 2025, cost of revenue was approximately $0.1 million as compared $4.8 million for the corresponding period in the prior year. The net decrease of $4.7 million was principally related to Lucid’s results not being included in our operating results for the nine months ended September 30, 2025 as compared to the prior year, during which Lucid’s operating results were included through September 10, 2024.

Sales and marketing expenses

In the nine months ended September 30, 2025, sales and marketing costs were approximately $0.7 million as compared to $11.5 million for the corresponding period in the prior year. The net decrease of $10.8 million was principally related to Lucid’s results not being included in our operating results for the nine months ended September 30, 2025 as compared to the prior year, during which Lucid’s operating results were included through September 10, 2024.

General and administrative expenses

In the nine months ended September 30, 2025, general and administrative costs were approximately $11.6 million as compared to $20.3 million for the corresponding period in the prior year. The net decrease of $8.7 million was principally related to Lucid’s results not being included in our operating results for the nine months ended September 30, 2025 as compared to the prior year, during which Lucid’s operating results were included through September 10, 2024.

Results of Operations - continued

The nine months ended September 30, 2025 as compared to nine months ended September 30, 2024 - continued

Research and development expenses

In the nine months ended September 30, 2025, research and development costs were approximately $2.7 million as compared to $5.1 million for the corresponding period in the prior year. The net decrease of $2.4 million was principally related to Lucid’s results not being included in our operating results for the nine months ended September 30, 2025 as compared to the prior year, during which Lucid’s operating results were included through September 10, 2024.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was zero in the nine months ended September 30, 2025, as compared to $0.6 million for the corresponding period in the prior year. The decrease of $0.6 million in the current period was principally related to Lucid’s results not being included in our operating results for the nine months ended September 30, 2025 as compared to the prior year, during which Lucid’s operating results were included through September 10, 2024.

Other Income and Expense

Change in fair value of convertible debt

In the nine months ended September 30, 2025 and September 30, 2024, the change in the fair value of our convertible notes was approximately $0.4 million and $2.5 million of expense, respectively, related to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and (for the period of January 1, 2024 through September 10, 2025, the date of the deconsolidation of Lucid) the Lucid March 2023 Senior Convertible Note. The April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of each applicable reporting period date.

Change in management fee income

In the nine months ended September 30, 2025, management fee income was approximately $9.5 million as compared to $0.7 million for the corresponding period in the prior year. The increase of $8.8 million principally related the fact that all of the fees payable by Lucid under its management services agreement with the Company during the nine months ended September 30, 2025 are included in the results for such period, whereas only the portion of such fees paid in respect of the period following the September 10, 2024 deconsolidation of Lucid were included in the Company’s results for the nine month period ended September 30, 2024.

Loss on Debt Extinguishment

In the nine months ended September 30, 2025, a debt extinguishment loss in the aggregate of less than $0.1 million was recognized in connection with our April 2022 Senior Convertible Note and September 2022 Senior Convertible Note as discussed below.

●	In the nine months ended September 30, 2025, approximately $0.2 million of principal repayments along with less than $0.1 million of interest expense thereon, were settled through the issuance of 401,303 shares of common stock of the Company, with such shares having a fair value of approximately $0.3 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). The conversions resulted in a debt extinguishment loss of less than $0.1 million in the nine months ended September 30, 2025.

In comparison, in the nine months ended September 30, 2024, a debt extinguishment loss in the aggregate of approximately $2.5 million was recognized in connection with our April 2022 Senior Convertible Note, September 2022 Senior Convertible Note and the Lucid March 2023 Senior Convertible Note as discussed below.

●	In the nine months ended September 30, 2024, approximately $1.4 million of principal repayments along with $0.1 million of interest expense thereon, were settled through the issuance of 1,084,366 shares of common stock of the Company, with such shares having a fair value of approximately $2.0 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). In addition, the Company agreed to pay $1.1 million in cash related to acceleration floor payments on these notes related to the conversion price being below the conversion floor price specified in the notes, recorded as debt extinguishment loss. The conversions and cash paid resulted in a debt extinguishment loss of $1.5 million in the nine months ended September 30, 2024.
●	During the period of January 1, 2024 through September 10, 2024, the date of the deconsolidation of Lucid, approximately $2.0 million of principal repayments along with approximately $0.8 million of interest expense thereon, related to the Lucid March 2023 Senior Convertible Note were settled through the issuance of 4,172,002 shares of Lucid common stock, with such shares having a fair value of approximately $3.8 million (with such fair value measured as the quoted closing price of the common stock of Lucid on the respective conversion date). The conversions resulted in a debt extinguishment loss of $1.0 million in the period of January 1, 2024 through September 10, 2024.

See Note 10, Debt, to the Financial Statements, for additional information with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note.

Results of Operations - continued

The nine months ended September 30, 2025 as compared to nine months ended September 30, 2024 - continued

Change in fair value of Equity Method Investment

At September 30, 2025, the fair value of the Company’s investment in Lucid was $31.6 million, with the company recognizing an unrealized gain on its investment in Lucid of $6.0 million in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025. The fair value of common shares of Lucid held by the Company was determined using the $1.01 closing price per share of Lucid’s common stock as of September 30, 2025, as compared to Lucid’s common stock price per share of $0.819 at December 31, 2024.

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

Lucid Series B Convertible Preferred Stock Issuance and Lucid Series A/A-1 Exchange Offer ($ in thousands)	Nine Months Ended September 30, 2024

Fair Value - 31,790 shares of Lucid Series B Preferred Stock issued in exchange for Lucid Series A and Lucid Series A-1 Preferred Stock	$31,790
Less: Carrying value related to Lucid Series A and Series A-1 Preferred Stock Exchanged for Lucid Series B Preferred Stock (of 24,295 shares)	(24,294)
Deemed Dividend Charged to Accumulated Deficit	$7,496

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

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, and debt, both at the PAVmed level and, in the case of Lucid and Veris, at the subsidiary level, as well as through management fees under our management service contract with Lucid. We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial products and services and ongoing R&D and clinical trials. We experienced net income before noncontrolling interests of approximately $0.3 million and used approximately $3.7 million of cash in operations for the nine months ended September 30, 2025. Financing activities provided $5.6 million of cash during the nine months ended September 30, 2025. We ended the quarter with cash on-hand of $3.1 million as of September 30, 2025. We expect to continue to experience recurring losses and negative cash flows from operations, and will continue to fund our operations with debt and/or equity financing transactions. The Company’s ability to continue operations 12 months beyond the issuance of the financial statements, will depend upon its ability to control its operating costs within the limits of the amounts collected from its management service contracts with its non-consolidated subsidiaries, to substantially increase its revenues from the Veris Cancer Care platform, and to raise additional capital through various potential sources including equity or debt financings or refinancing or restructuring existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

Issue of Shares of Our Common Stock

During the nine months ended September 30, 2025

●	We issued 1,216,565 shares of our common stock for net proceeds of approximately $0.8 million, after payment of 3% commissions, through our at-the-market equity facility with Cantor (which has since been replaced by a similar facility with Maxim Group LLC). See below for more information.
●	We issued 401,303 shares of our common stock in satisfaction of approximately $0.2 million of principal repayments along with less than $0.1 million of interest expense thereon under the September 2022 Senior Convertible Note.
●	We issued 6,491,519 shares of our common stock as a result of conversions of $2.6 million of our Series C Preferred Stock.
●	We issued 2,574,350 shares of our common stock and pre-funded warrants to purchase 756,734 shares of our common stock (which shares have been subsequently issued upon exercise of such warrants), in combination with the issuance of 677,143 shares of Veris, for gross proceeds of approximately $2.37 million.
●	We issued 152,408 shares of our common stock to vendors in exchange for approximately $0.1 million of agreed upon services, which is included in general and administrative operating expenses on the Company’s unaudited condensed consolidated statement of operations.

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

On September 8, 2022 we sold to the same investor an additional Senior Secured Convertible Note with a face value principal of $11.25 million (the “September 2022 Senior Convertible Note”). The September 2022 Senior Secured Convertible Note had an initial contractual maturity date of September 6, 2024, which maturity date has been now extended to December 31, 2025. A portion of the September 2022 Senior Convertible Note was satisfied in connection with the Exchange. The September 2022 Senior Convertible Note is more fully described in Note 10, Debt.

Liquidity and Capital Resources - continued

Under the September 2022 Senior Convertible Note and the SPA, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. We also are subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $8.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) our average market capitalization over the prior ten trading days, not exceed 30% (the “Debt to Market Cap Ratio Test”), and (iii) that our market capitalization shall at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). The holder of the September 2022 Senior Convertible Note agreed to waive any non-compliance with the Financial Tests through December 31, 2025.

See Note 10, Debt, to the Financial Statements for additional information about the September 2022 Senior Convertible Note. See also Note 4, Equity Method Investment, to the Financial Statements for additional information about the September 2022 Senior Convertible Note as it relates to the MSA.

PAVmed Inc. ATM Facility

In the nine months ended September 30, 2025, the Company sold 1,216,565 shares through its at-the-market equity facility for net proceeds of approximately $0.8 million, after payment of 3% commissions.

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

Liquidity and Capital Resources - continued

The stated value of each share of Series C Preferred Stock, plus accrued and unpaid dividends thereon, is convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock at an initial fixed conversion price of $1.068 per share, subject to certain adjustments. From time to time since February 18, 2025, the Company has agreed to reduce temporarily, and the holder of the Series C Preferred Stock has consented to reducing temporarily, the contractual conversion price under the Series C Preferred Stock to $0.40, subject to certain limitations on the number of shares of our common stock that may be issued at such reduced conversion price. Such reductions were agreed to in connection with certain waivers granted by the holder of the Series C Preferred Stock, including waivers necessary to permit the Company and Veris to consummate the Offering (the foregoing temporary conversion price reductions (all of which were done as expressly permitted by the terms of the Series C Preferred Stock) and related conversions of the Series C Preferred Stock being more fully described in Note 12, Preferred Stock, and Note 13, Common Stock and Common Stock Purchase Warrants).

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

The Company and its subsidiaries (other than Lucid) are subject to certain customary affirmative and negative covenants regarding the rank of the Series C Preferred Stock, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, transactions with affiliates and the ability to complete stock splits, among other customary matters. The Company also is subject to a financial covenant requiring that it maintain its cash flow on a break-even basis. As of September 30, 2025, the Company is in compliance with all such covenants.

See Note 12, Preferred Stock, to the Financial Statements for additional information about the Series C Preferred Stock.

Liquidity and Capital Resources - continued

PAVmed/Veris Financing (February 2025)

On February 21, 2025, the Company and Veris, pursuant to subscription agreements, dated as of February 18, 2025 (each, a “Subscription Agreement”) they entered into with certain accredited investors (collectively, the “Investors”), consummated an offering (the “Offering”) of 2,574,350 shares of the Company’s common stock and pre-funded warrants to purchase 756,734 shares of the Company’s common stock (the “Pre-Funded Warrants”), at a purchase price of $0.7115 per share or warrant share (as applicable). In addition, Veris issued to each Investor approximately 0.2033 shares of Veris’ common stock for each share or warrant share (as applicable) purchased by such Investor, for an aggregate of 677,143 shares of Veris’ common stock. The Offering generated gross proceeds to the Company of $2.37 million. The Pre-Funded Warrants were classified (through their date of exercise, on June 19, 2025) as equity as they were indexed to the Company’s own stock and met the criteria for equity classification. The proceeds received were recorded in additional paid-in capital with no subsequent remeasurement.

Each Subscription Agreement contains customary representations, warranties, covenants and indemnities of the Company and the Investors, as well as a covenant by the Company to provide the Investors with protection against subsequent equity raises by the Company or Veris at a lower purchase price (solely to the extent the Investors continue to hold the shares issued in the Offering), with such protection to be effected through the issuance of additional shares of Veris’ common stock. In addition, the Company (i) granted the Investors a 100% participation right in future offerings of equity securities of the Company or its majority-owned subsidiaries, subject to existing participation rights of the Company’s debt holder, and (ii) agreed not to incur, and not to permit its majority-owned subsidiaries to incur, any indebtedness until August 18, 2026, subject to certain exceptions. In accordance with the Subscription Agreement, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of the Company’s common stock issued in the Offering, including the shares underlying the Pre-Funded Warrants. This registration statement was filed and became effective as of April 15, 2025.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 24, 2025. There have been no material changes to our critical accounting estimates in the three months ended September 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Series B Preferred Stock dividends described in Note 12, Preferred Stock, to our accompanying unaudited condensed consolidated financial statements (the terms of which preferred stock were previously disclosed in a current report filed prior to the date of this Form 10-Q) were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving public offerings. The shares of the Company’s common stock issued upon conversion of the Series C Preferred Stock described in Note 12, Preferred Stock, to our accompanying unaudited condensed consolidated financial statements (the terms of which preferred stock were previously disclosed in a current report filed prior to the date of this Form 10-Q), were exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) thereof.

Except as disclosed above and as previously disclosed in our current and periodic reports filed prior to the date of this Form 10-Q, we did not sell any unregistered securities or repurchase any of our securities during the three months ended September 30, 2025.

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

Item 5. Other Information

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

November 12, 2025	By:	/s/ Dennis M McGrath
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

