Form 10-K
period 2025-12-31
PAVmed Inc.
filed 2026-03-27
CIK 1624326

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $11.8 million, based on 657,665 shares of common stock held by non-affiliates and a last reported sales price per share of the registrant’s common stock of $18.00 on such date.

As of December 31, 2025 and March 27, 2026, there were 995,673 and 6,383,089 shares, respectively, of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan as of such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2025.

TABLE OF CONTENTS

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

Background and Overview

PAVmed is a diversified commercial-stage life sciences company operating in the medical device, diagnostics, and digital health sectors. It operates through multiple independently financed subsidiaries under a shared services model.  The Company’s strategy is to advance and commercialize innovative healthcare technologies through its subsidiaries while maintaining flexibility to structure financing at either the PAVmed level or within its subsidiaries.

The Company’s subsidiaries include Lucid Diagnostics, a commercial-stage cancer prevention medical diagnostics company that markets the EsoGuard® Esophageal DNA Test and EsoCheck® Esophageal Cell Collection Device, of which the Company is the largest voting stockholder, and Veris Health, a majority-owned digital health company focused on improving personalized cancer care during treatment and throughout survivorship through digital health tools and the development of an implantable physiological monitor designed to interface with the Veris Cancer Care Platform.

PAVmed continues to support the commercial expansion of EsoGuard through Lucid Diagnostics and to pursue strategic partnerships to expand adoption of the Veris Cancer Care Platform.  In addition, PAVmed is developing a medical device portfolio, including its PortIO implantable intraosseous vascular access device and recently licensed endoscopic imaging technology from Duke University. The Company continues to evaluate opportunities to expand its portfolio through internal development and external licensing.

Lucid Diagnostics

Overview

Lucid Diagnostics is a commercial-stage cancer prevention medical diagnostics technology company focused on patients with gastroesophageal reflux disease (“GERD”), who are at risk of developing esophageal precancer and cancer, including esophageal adenocarcinoma (“EAC”).  We believe that Lucid's flagship product, the EsoGuard Esophageal DNA Test, performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread testing tool with the goal of preventing EAC deaths, through early detection of esophageal precancer in at-risk GERD patients.

EsoGuard is a bisulfite-converted targeted next-generation sequencing (NGS) DNA assay performed on esophageal cells collected with the EsoCheck device. It measures methylation at sites on the VIM and CCNA1 genes. In clinical studies, EsoGuard demonstrated high sensitivity and specificity, with a negative predictive value of approximately 99% for the detection of Barrett’s esophagus (“BE”) and EAC in screening populations.

EsoCheck is an FDA 510(k)-cleared and CE Mark certified noninvasive, swallowable balloon capsule catheter designed for in-office collection of esophageal cell samples in a brief procedure. The device enables targeted sampling of esophageal cells while minimizing contamination during retrieval.

EsoGuard and EsoCheck are based on patented technology licensed from Case Western Reserve University and are intended to provide accurate, non-invasive, patient-friendly testing for the early detection of BE and EAC, including dysplastic BE and related precursors to EAC in patients with chronic GERD.

Market Opportunity

In 2025, approximately 22,000 U.S. GERD patients were diagnosed with EAC and approximately 16,250 died from the disease. Over 80% of EAC patients will die within five years of diagnosis, making it the second most lethal cancer in the U.S. The U.S. incidence of EAC has increased 500% over the past four decades, while the incidences of other common cancers have declined or remained flat.

Based on current guidelines published by the American Gastroenterology Association (“AGA”), we believe the cohort recommended for screening consists of an estimated 30 million U.S. individuals with at least 3 established risk factors for BE. Accordingly, we believe EsoGuard’s total addressable U.S. market opportunity approximates $60 billion based on an effective Medicare payment of $1,938 and the estimated 30 million U.S. patients recommended for screening by clinical practice guidelines.

Unfortunately, for a variety of reasons, less than 5% of at-risk patients who are recommended for screening undergo traditional invasive upper gastrointestinal endoscopy ("EGD"). We believe that the profound tragedy of an EAC diagnosis is that likely death could have been prevented if the at-risk patient had been screened and then undergone surveillance and curative endoscopic esophageal ablation of dysplastic BE.

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

Commercialization

Our EsoGuard commercialization efforts span multiple channels including targeting primary care and GI physicians, who have generally embraced our message that EsoGuard has the potential to expand the funnel of BE-EAC patients who will need long term EGD surveillance and, potentially, treatment with endoscopic esophageal ablation.  We also provide patient access through a limited network of our own physical Lucid Test Centers in key metropolitan areas, and a satellite test center program, whereby we are making our personnel available to perform cell collection services inside physician offices or in certain geographies.  We also regularly conduct testing events, which brings our precancer testing directly to patients. We also have a direct contracting strategic initiative to engage directly with large Administrative Services Only (“ASO”) self-insured employers, unions and other entities, seeking to replicate the successes of other cancer screening diagnostic companies that have deployed similar strategies. Other commercial channels include our cash-pay program targeting concierge medicine, arrangements with health systems for comprehensive, integrated esophageal precancer testing programs, and an EsoGuard Telemedicine Program, in partnership with UpScript, LLC, an independent third-party telemedicine provider, that accommodates EsoGuard self-referrals from direct-to-consumer marketing.

Reimbursement and Market Access

A final Local Coverage Determination (“LCD”) L39256, entitled “Molecular Testing for Detection of Upper Gastrointestinal Metaplasia, Dysplasia, and Neoplasia” became effective in May 2023 on the Center for Medicare and Medicaid Services (“CMS”) website by MAC Palmetto GBA. (A substantially identical LCD was published by Noridian Healthcare Solutions, the MAC whose geographic jurisdiction covers our CLIA laboratory in Lake Forest, CA.) The LCD outlines criteria for future coverage that MolDX expects upper gastrointestinal precancer and cancer molecular diagnostic tests to meet. These criteria include active GERD with at least three risk factors, as well as evidence of analytic validity, clinical validity, and clinical utility. Although the LCD indicated that it found that no currently existing test has fulfilled all these criteria, it indicated that it will “monitor the evidence and may revise this determination based on the pertinent literature and society recommendations.” In November 2024, we submitted to MolDx our complete clinical evidence package in support of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard. The package was submitted as part of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard.

As part of the LCD reconsideration process, MolDx-participating Medicare Administrative Contractors convened a Contractor Advisory Committee ("CAC") Meeting regarding the LCD on September 4, 2025. At the meeting, eleven experts, including physicians across multiple specialties (GI, primary care, pathology), major society guideline co-authors (ACG, AGA) and industry leaders (American Foregut Society, American Society for Gastrointestinal Endoscopy), participated in this extensive discussion of the unmet clinical need with respect to early detection of esophageal precancer and the strength of the EsoGuard clinical validity and clinical utility data.

In parallel with our request for reconsideration of the LCD, we are aggressively pursuing EsoGuard commercial insurer coverage and payment. Although the claim adjudication cycle can be prolonged during the early commercialization of a new test, we have received and are continuing to receive out-of-network commercial insurance payments for the EsoGuard test, which accounts for the vast majority of our revenue to date.  Through these efforts, Highmark Blue Cross Blue Shield, an independent licensee of the Blue Cross and Blue Shield Association, has issued a positive coverage policy for non-invasive screening of esophageal precancer and cancer in New York state.

In addition, in January 2026, Lucid announced that it has been awarded a contract by the U.S. Department of Veterans Affairs for EsoGuard, expanding access to esophageal precancer testing across the nation's largest integrated healthcare system, which serves more than nine million enrolled veterans annually. The contract is issued under the VA Federal Supply Schedule and includes pre-negotiated pricing for EsoGuard that matches the established Medicare payment rate determined by the Centers for Medicare & Medicaid Services (CMS), enabling VA hospitals and healthcare facilities nationwide to access EsoGuard through a single, national VA procurement framework.

Additionally, the legislatures in a number of states have passed laws mandating coverage of comprehensive biomarker testing over the past several years. We are reviewing how to leverage legislation in those states to expand access to and reimbursement of EsoGuard.

Clinical Utility and Clinical Trials

We continue to expand the EsoGuard and EsoCheck evidence portfolio with ongoing emphasis on demonstration of clinical utility to support medical policy and payer coverage. These efforts include a large, nearly 12,000 patient real-world experience of EsoCheck and EsoGuard from 18 months of commercial data that is under journal review and expected to be published within the first half of the year. Additionally, data accrual from the PREVENT and PREVENT-FF registries remains ongoing and has been expanded to collect additional longitudinal follow-up data. Both registries capture information on the diagnostic and/or therapeutic journey of subjects following EsoGuard testing, including provider decision impact, patient compliance, and clinical outcomes data for the Lucid evidence portfolio.

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

Competition

The U.S. market for EAC and pre-cancer (i.e., BE, with or without dysplasia) testing is large, consisting of more than 30 million at-risk individuals over the age of 50. Given the large market for pre-cancer testing, we likely will face numerous competitors, some of which possess significantly greater financial and other resources and development capabilities than us. Our EsoGuard test faces competition from procedure-based detection technologies such as upper endoscopy, and other testing technologies such as assays that incorporate biomarker multi-cancer early detection products. Our EsoCheck device faces competition from other manufacturers with devices designed to collect cell samples from targeted regions of the esophagus. For example, EndoSign, commercialized by Cyted, and much like Cytosponge, is a small mesh sponge within a soluble gelatin capsule that needs to reside in the stomach for some time until it fully dissolves and then is pulled thru the targeted region brushing the lining of the esophagus and then later retrieved, although, unlike EsoCheck, it is unprotected from sample contamination as the brush later passes regions of the upper esophagus and mouth. Our competitors may also be developing additional methods of detecting esophageal cancer and pre-cancer that have not yet been announced.

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

Veris Health

Overview

Veris Health is a majority-owned digital health subsidiary focused on improving personalized cancer care during treatment and throughout survivorship by helping oncology teams maintain greater visibility into patient health between visits. Through integrated digital tools, Veris enables oncology teams to remain connected with patients and monitor changes in their condition between visits, supporting earlier identification of emerging issues and more informed clinical decision-making.

Veris Health’s lead product, the Veris Cancer Care Platform, is a comprehensive digital cancer care platform designed to support personalized cancer care during treatment and throughout survivorship by enabling continuous monitoring of patient health between visits. The platform includes remote physiological data collection, symptom reporting, telehealth capability and electronic health record (“EHR”) integration. The platform offers enhanced personalized cancer care through the early detection of complications, reduced unplanned hospitalizations, the provision of longitudinal trends of physiological and clinical data, data-driven risk management tools, and increased patient and provider satisfaction. Cancer patients enrolled on the platform receive a VerisBox™ of Veris-branded connected health care devices which transmit physiologic data to the cloud-based clinician portal via embedded cellular connections. A complementary patient portal enables patients to report symptoms, as well as general health and quality of life parameters, to their cancer care team through the Veris patient smartphone app. The app also allows caretakers and family members to follow along on the patient’s cancer care journey.

Veris is also developing an implantable physiological monitor, designed to be implanted alongside a vascular access port, which will interface with the Veris Cancer Care Platform. The implantable monitor is intended to further enhance the clinical and commercial value of the platform by providing remote physiologic data independent of patient compliance.

Market Opportunity

In 2024, approximately 2 million people in the U.S. were newly diagnosed with cancer, and cancer incidence in the U.S. is expected to continue to increase. Cancer patients face high rates of complications during the courses of their treatment which drive poor patient outcomes and healthcare costs. One driver of these issues is avoidable hospitalizations. We believe Veris Health’s offerings can help drive costs down and improve outcomes through providing care teams with better, more continuous data.

Based on the aforementioned cancer prevalence in the U.S. and our current business model, we believe Veris Health’s total addressable U.S. market opportunity exceeds $2 billion. In the future, we believe this will only expand through the implantable physiological monitor, as well as other opportunities or enhancements Veris may pursue as resources permit, such as data commercialization, incorporating additional AI-based features and the expansion into other markets aside from oncology.

Commercialization/Sales

We are currently pursuing strategic partnerships with leading academic oncology systems, whereby we would become the exclusive digital health solution for these institutions’ oncology departments. To this end, in October 2025, we announced that Veris and The Ohio State University Comprehensive Cancer Center - The James Cancer Hospital and Solove Research Institute ("OSUCCC – The James"), a National Cancer Institute-Designated Comprehensive Cancer Center, launched the commercial phase of their long-term strategic partnership agreement.  This transition to a commercial phase follows successful completion of a pilot program conducted at the OSUCCC -- The James.

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

Manufacturing

The components comprising the VerisBox™ kit are currently supplied to us by a third part manufacturer. The final packaging of the overall box and order fulfillment is managed by PAVmed at its Foxborough, MA location. Customer support is currently managed internally, while partnering with Salesforce for customer service management.

Regulatory

The Veris Cancer Care Platform qualifies as a Non-Device Clinical Decision Software (“CDS”) that is excluded from the definition of a medical device under the FDCA, as amended by the 21st Century Cures Act, and therefore is not subject to the FDA’s regulatory requirements for devices, as confirmed in the FDA’s Clinical Decision Support Software Guidance.

Veris Health is also developing an implantable physiological monitor and completed multiple interactions with the FDA via pre-submission process, seeking agreement on regulatory strategy and required testing to seek clearance of the monitor. We plan to make our 510(k) submission for the implantable monitor, which could happen as early as late 2026, if and to the extent resources permit us to do so.

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

Medical Device Pipeline

PAVmed is developing a portfolio of medical device technologies. This portfolio currently includes the Company’s PortIO implantable intraosseous vascular access device and endoscopic imaging technology licensed from Duke University. The Company continues to evaluate opportunities to expand its medical device portfolio through internal development and external licensing.

PortIO

Our PortIO implantable intraosseous vascular access device is being developed as a means for infusing fluids, medications and other substances directly into the bone marrow cavity and from there into the central venous circulation. The intraosseous route provides a means for infusing fluids, medications and other substances directly into the bone marrow cavity, which communicates with the central venous circulation via nutrient and emissary veins. This route is well established and has been used for decades in a variety of clinical settings, including trauma and pediatric emergencies, and has been shown to be bioequivalent to the intravenous route.

Currently available intraosseous devices pass through the skin into the bone and are therefore limited to short-term use. PortIO is a novel, implantable intraosseous vascular access device that does not require accessing the central venous system and does not have an indwelling intravascular component. It is designed to be highly resistant to occlusion and may not require regular flushing. It also features simplified, near-percutaneous insertion and removal, without the need for surgical dissection or radiographic confirmation.

Endoscopic Imaging Technology

In February 2026, PAVmed entered into a definitive license agreement with Duke University, through a newly formed subsidiary, for the exclusive worldwide rights to endoscopic imaging technology involving a multi-modality probe combining angle-resolved low coherence interferometry (“a/LCI”) with optical coherence tomography (“OCT”).

This technology may be used to identify and facilitate treatment of advanced esophageal precancer (“dysplasia”) during upper endoscopy. The platform is designed to integrate with standard endoscopic procedures and may enable real-time assessment of esophageal tissue to guide clinical decision-making during the procedure.

Additionally, as the diagnosis of dysplasia currently relies on biopsy-based approaches, which require tissue sampling and subsequent pathological review, this technology may provide a complementary approach to streamline the evaluation and treatment process.

Recent Events

Business

Medicare Coverage (Lucid)

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

As part of the LCD reconsideration process, MolDx-participating Medicare Administrative Contractors convened a CAC Meeting regarding the LCD on September 4, 2025. At the meeting, eleven experts, including physicians across multiple specialties (GI, primary care, pathology), major society guideline co-authors (ACG, AGA) and industry leaders (American Foregut Society, American Society for Gastrointestinal Endoscopy), participated in this extensive discussion of the unmet clinical need with respect to early detection of esophageal precancer and the strength of the EsoGuard clinical validity and clinical utility data.

Medical Device Developments

In March 2026, PAVmed hired industry-veteran Joseph Virgilio to serve as PAVmed's Chief Business Officer for Medical Devices. Prior to joining PAVmed, Mr. Virgilio held leadership roles at a diverse group of medical device companies over the course of his 25-year career.

In this capacity, Mr. Virgilio will oversee the development and commercialization of PAVmed's current and future medical device portfolio. Such portfolio includes at this time the Company's PortIO implantable intraosseous vascular access device, which is being developed as a means for infusing fluids, medications and other substances directly into the bone marrow cavity and from there into the central venous circulation.  The portfolio also includes technology licensed by PAVmed from Duke University that involves a multi-modality probe combining ("a/LCI") with optical coherence tomography ("OCT"), as more fully described below.

Endoscopic Imaging Technology

In February 2026, PAVmed entered into a definitive license agreement with Duke University, through a newly formed subsidiary, for the exclusive worldwide rights to technology involving a multi-modality probe combining angle-resolved low coherence interferometry (“a/LCI”) with endoscopic imaging.  This technology may be used to identify and facilitate treatment of advanced esophageal precancer (“dysplasia”) during upper endoscopy. The platform is designed to integrate with standard endoscopic procedures and may enable real-time assessment of esophageal tissue to guide clinical decision-making during the procedure.  Additionally, as the diagnosis of dysplasia currently relies on biopsy-based approaches, which require tissue sampling and subsequent pathological review, this technology may provide a complementary approach to streamline the evaluation and treatment process.

Department of Veteran Affairs (Lucid)

In January 2026, Lucid announced that it has been awarded a contract by the U.S. Department of Veterans Affairs for EsoGuard expanding access to esophageal precancer testing across the nation's largest integrated healthcare system, which serves more than nine million enrolled veterans annually.  The contract is issued under the VA Federal Supply Schedule and includes pre-negotiated pricing for EsoGuard that matches the established Medicare payment rate determined by the Centers for Medicare & Medicaid Services (CMS), enabling VA hospitals and healthcare facilities nationwide to access EsoGuard through a single, national VA procurement framework.

Real-World Experience Data (Lucid)

In December 2025, Lucid announced results from an 18-month real-world experience evaluating EsoGuard and EsoCheck in approximately 12,000 patients. The analysis demonstrated high technical success rates, rapid procedure times, and appropriate physician utilization in routine clinical practice, consistent with previously reported clinical studies. The data are currently under peer review for publication.

Strategic Commercial Partnership (Veris)

      In October 2025, we announced that Veris and The Ohio State University Comprehensive Cancer Center - The James Cancer Hospital and Solove Research Institute ("OSUCCC – The James"), a National Cancer Institute-Designated Comprehensive Cancer Center, launched the commercial phase of their long-term strategic partnership agreement.  This transition to a commercial phase follows successful completion of a pilot program conducted at the OSUCCC -- The James.

Clinical Study Publications (Lucid)

In September 2025, a case series published in Gastroenterology & Hepatology highlighted four real-world cases in which EsoGuard facilitated the timely detection of either high-grade dysplasia ("HGD") or intramucosal carcinoma ("IMC"; T1a esophageal adenocarcinoma). In all four cases, the patients had no prior history of EGD, including one individual who had previously declined multiple EGD referrals. Following positive in-office EsoGuard results, each patient proceeded with endoscopic evaluation, which led to successful identification and eradication of disease in all cases. This case series underscores both the clinical utility of EsoGuard in detecting early-stage neoplasia and the ease with which the test can be integrated into standard office workflows to enhance screening uptake and early disease detection.

Russell 2000® and 3000® Indexes (Lucid)

On June 27, 2025, Lucid was added to the Russell 2000® Index and the Russell 3000® Index, following the 2025 annual reconstitution by FTSE Russell.

NCCN Clinical Practice Guidelines Update (Lucid)

In March 2025, Lucid announced that a recent update to the NCCN Guidelines® focused on Esophageal and Esophagogastric Junction Cancers (Version 1.2025) has added a new section on BE screening. The NCCN Guidelines® now reference professional society guidelines on BE screening, including the most recent ACG clinical guideline discussed above, which recommends non-endoscopic biomarker testing, such as EsoGuard performed on samples collected with EsoCheck, as an acceptable alternative to invasive upper endoscopy to detect esophageal precancer.

Highmark Reimbursement Approval (Lucid)

On March 13, 2025, Lucid announced that Highmark Blue Cross Blue Shield, an independent licensee of the Blue Cross and Blue Shield Association, has issued a positive coverage policy for non-invasive screening of esophageal precancer and cancer in New York state.

Financing

Series D Offering and Recapitalization; Series D Conversion

On February 3, 2026, PAVmed entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (the “Investors”) and, pursuant to and concurrently with the execution of the Subscription Agreements, sold to the Investors, for an aggregate purchase price of $30 million, (i) 30,000 shares of the Company’s newly designated Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), and (ii) warrants (the “Warrant”) to purchase an additional 30,000 shares of Series D Preferred Stock, with each investor receiving 100 shares of Series D Preferred Stock and a warrant to purchase 100 shares of Series D Preferred Stock for each $100,000 of its investment (the “Offering”). The initial conversion price of the Series D Preferred Stock is $6.50 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions.

Concurrently with the Offering, the Company redeemed all 16,962 shares of Series C Preferred Stock outstanding and refinanced all $8.4 million in principal and interest of its Senior Secured Convertible Note issued in September (the “2022 Note”), in consideration of a cash payment to the holder thereof (the “Holder”) of approximately $22.3 million (which was made using proceeds from the sale of the Series D Preferred Stock), and the issuance to the Holder of an amended and restated 2022 Note (the “2026 Note”) with a principal amount of $15.0 million.

The net proceeds of the Offering, taking into account the cash payments made in respect of the redemption of the Series C Preferred Stock and the 2022 Note, were approximately $7.6 million.

On March 27, 2026, PAVmed's shareholders approved the conversion of the Series D Preferred Stock into shares of our common stock. Promptly following such approval, 100% of the Series D Preferred Stock was converted in full into 4,615,393 shares of our common stock.

Reverse Stock Split; Reduction in Authorized Shares

At a special meeting of the Company’s stockholders held on December 5, 2025, the Company’s stockholders approved a reverse stock split of the Company’s outstanding shares of common stock (the “Reverse Split”) at a specific ratio, ranging from 1-for-10 to 1-for-30, to be determined by the Company’s board of directors (the “Board”) in its sole discretion, as well as an associated reduction in the number of shares of common stock the Company is authorized to issue (the “Reduction in Authorized Common Stock”) from 250,000,000 shares to 25,000,000 shares.

Following the special meeting, the Board approved a ratio of 1-for-30 for the Reverse Split. On December 30, 2025, in order to effect the Reverse Split and the Reduction in Authorized Common Stock, the Company filed a certificate of amendment to its certificate of incorporation, as amended, pursuant to which the Reverse Split and the Reduction in Authorized Common Stock became effective on Friday, January 2, 2026.

The purpose of the Reverse Split was to help the Company regain compliance with the $1 minimum bid requirement for continued listing on the Capital Market of the Nasdaq Stock Market LLC ("Nasdaq"), which it did, as discussed below. All shares and per share amounts set forth herein give effect to the reverse stock split.

NASDAQ Compliance

On January 21, 2026, the Company received a notification letter from the Nasdaq Listing Qualifications department stating that the Company had regained compliance with the $1 minimum bid price requirement for continued listing on the Nasdaq Capital Market.

As previously reported, on January 23, 2025, the Company had received a notification letter from the Listing Qualifications department stating that, for the prior 30 consecutive business days (through January 22, 2025), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Subsequently, Nasdaq determined that, from January 2, 2026 to January 19, 2026, the closing bid price of the Company’s common stock had been at $1 per share or greater. Accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2).

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

PAVmed/Veris Financing (February 2025)

On February 18, 2025, the Company and Veris, entered into subscription agreements (each, a “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase (the “Offering”) 85,812 shares of the Company’s common stock and pre-funded warrants to purchase 25,225 shares of the Company’s common stock (the “Pre-Funded Warrants”), at a purchase price of $21.345 per share or warrant share (as applicable). In addition, Veris agreed to issue to each Investor approximately 6.098 shares of Veris Common Stock for each share or warrant share (as applicable) purchased by such Investor, for an aggregate of 677,143 shares of Veris Common Stock. On February 21, 2025, the Company consummated the Offering, generating gross proceeds to the Company of $2.37 million. The proceeds of the offering will be used to resume development activities related to Veris’ implantable physiological monitor and for general working capital purposes.

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

This facility replaced the “at the market” facility PAVmed previously maintained with Cantor (which facility was on substantially similar terms).

Lucid Diagnostics — Confidentially Marketed Public Offering (September 2025)

On September 11, 2025, Lucid closed on the sale of 28,750,000 shares of its common stock, pursuant to its previously announced offering of shares of common stock at a price of $1.00 per share (the “Lucid September CMPO”). The net proceeds from the Lucid September CMPO, after deducting the underwriting discount and other expenses of the Lucid September CMPO, were approximately $27.0 million. Lucid is using the net proceeds from the Lucid September CMPO for working capital and general corporate purposes.

Lucid ATM Facility

On May 30, 2025, Lucid entered into a Controlled Equity Offering Agreement (also “ATM” or “at-the-market” offering) between Lucid and Maxim Group LLC for up to $25 million of its common stock that may be offered and sold from time to time. Subsequent to December 31, 2025 as of March 27, 2026, Lucid sold 4,161,747 shares through its at-the-market equity facility for net proceeds of approximately $5.3 million, after payment of 3% commissions.

Intellectual Property

Our business will depend on proprietary medical device and diagnostic technologies to commercialize. We own or have the right to use intellectual property rights, such as patents, trademarks, copyrights, trade secrets and know-how, pertaining to our EsoCheck and EsoGuard technology, our Veris technology and PortIO, among other technologies and products.

We intend to vigorously protect our proprietary technologies’ intellectual property rights in patents, trademarks and copyrights, as available through registration in the United States and internationally. Patent protection and other proprietary rights are thus essential to our business. Each of our technologies is protected by multiple patent families. For select technologies shown below, patents have been granted with protection extending to at least the date shown below (although currently pending patent applications, both foreign and domestic, provide protection beyond such date in each instance).

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

PAVmed also has (directly or through its subsidiaries) proprietary rights to a range of trademarks, including, among others, PAVmed™, Lucid Diagnostics™, LUCID™, VERIS™, EsoCheck®, EsoGuard®, EsoCheck Cell Collection Device®, Collect + Protect®, and PortIO™. (Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of “™” or “®”. However, the absence of such marks is not intended to indicate, in any way, PAVmed Inc. or its subsidiaries will not assert, to the fullest extent possible under applicable law, their respective rights to such trademarks and trade names.)

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

Laboratory Certification, Accreditation and Licensing

Lucid's CLIA-certified laboratory is subject to U.S. federal and state laws and regulations governing the operation of clinical laboratories. CLIA requirements establish certification requirements and standards relating to quality systems, quality control, personnel qualifications, and operational requirements. We are accredited by the College of American Pathologists ("CAP"), a CMS approved accrediting organization under CLIA’s authority. As a CAP accredited laboratory, Lucid is subject to periodic inspections conducted by CAP and, in certain circumstances, by CMS. CAP accreditation is designed to meet or exceed CLIA requirements; however, failure to maintain CAP accreditation could result in loss of our ability to operate under CLIA.

In addition to CLIA, certain states, including California, New York, Maryland, Pennsylvania, New Jersey, Rhode Island and Florida, impose separate certification and/or licensure requirements for clinical laboratories operating within or offering testing services to patients in those states. CLIA allows states to adopt laboratory regulations that are equal to or more stringent than federal requirements, and allows states to apply for exemption from CLIA oversight if CMS determines that the state’s requirements are at least as stringent as or more stringent than, CLIA. For example, the State of New York’s clinical laboratory regulations received such an exemption, and in certain respects, imposes requirements more stringent than those under federal CLIA standards. Accordingly, to the extent Lucid offers testing services in New York or for New York patients, it must comply with these applicable New York State Department of Health requirements.

Lucid currently holds the certificates, licenses, and accreditations required to perform its clinical laboratory testing. Clinical laboratories are subject to periodic inspection by federal and state regulators and accrediting bodies, and may be subject to sanctions for noncompliance. Sanctions available under CLIA and applicable state laws include suspending, limiting, or revoking certificates or licenses; prohibiting a laboratory from running tests; requiring a laboratory to implement a corrective action plan; imposing civil monetary penalties; and, in certain cases, exclusion from participation in federal healthcare programs. Failure to comply with applicable CLIA or state laboratory requirements could result in enforcement action, interruption of our laboratory operations, and increased cost. It could also adversely affect the commercialization of Lucid's products and services or future regulatory determinations by CMS or other governmental authorities.

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

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. We are subject to comparable state laws, including those pertaining to fee splitting, some of which apply to all payors regardless of source of payment, and do not contain identical safe harbors.

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

HIPAA and Other Privacy Laws

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”) established comprehensive protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities”: health plans, healthcare clearinghouses, and healthcare providers that conduct certain healthcare transactions electronically. Covered Entities and their business associates must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information. Some of our activities involve interactions with patients and their health information which implicate HIPAA. Our activities also involve us entering into specific kinds of relationships with Covered Entities and business associates of Covered Entities, which also implicate HIPAA. Penalties for violations of HIPAA include civil money and criminal penalties.

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

Environmental

The cost of compliance with federal, state and local provisions related to the protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in the years ended December 31, 2025 and 2024.

Employees

As of March 27, 2026 we had 41 employees (all of whom were full-time employees), inclusive of our executive officers — our Chairman of the Board of Directors and Chief Executive Officer (“CEO”), our President and Chief Financial Officer (“CFO”), our Chief Operating Officer (“COO”), our General Counsel and Secretary (“General Counsel”) and our Chief Medical Officer ("CMO"). No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware on June 26, 2014. Our corporate headquarters address is 360 Madison Avenue, 25th Floor, New York, NY 10017, and our main telephone number is (917) 813-1828.

Available Information

We file or furnish our current and periodic reports, proxy statements, registration statements and other information filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports. We make these reports available through our website (www.pavmed.com) as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC.  We also make available, free of charge on our website, the reports filed with the SEC by our named executive officers, directors, and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after those filings are provided to us by those persons.

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

●	We and our subsidiaries have faced significant challenges raising capital under the current market conditions.
●	There can be no assurance that our common stock will continue to trade on the Nasdaq Capital Market or another national securities exchange.
●

Our subsidiary Lucid may issue shares of its common and/or preferred stock in the future. These events could reduce the percentage equity interest of PAVmed in Lucid, and thereby reduce its influence over matters subject to a shareholder vote and otherwise adversely affect your investment in PAVmed.

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

Risks Associated with Ownership of Our Common Stock

●

We may issue shares of our common and/or preferred stock in the future (including shares of our common stock upon exercise of the outstanding Series D warrants) which could reduce the equity interest of our stockholders and might cause a change in control of our ownership.

●	The holder of our debt has certain rights with respect to the shares in Lucid Diagnostics that we own, which may have a material impact on the return on any investment in shares of our common stock.
●	Our management and their affiliates control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.
●	A robust public market for our common stock may not be sustained, which could affect your ability to sell our common stock or depress the market price of our common stock.
●	Our stock price may be volatile, and purchasers of our securities could incur substantial losses.
●	Our outstanding warrants and other convertible securities may have an adverse effect on the market price of our common stock and the value of your investment in us.
●	We do not intend to pay any cash dividends on our common stock at this time.
●	We have made distributions of shares of Lucid common stock to our shareholders in the past, but there is no assurance we will do so in the future.
●	We are subject to evolving corporate governance and public disclosure expectations and regulations that impact compliance costs and risks of noncompliance.
●	We incur significant costs as a result of our and Lucid Diagnostics operating as a public company, and our management will be required to devote substantial time to compliance initiatives.
●	If we experience material weaknesses in our internal control over financial reporting in the future, our business may be harmed.
●	If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.
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

In our December 31, 2025 consolidated financial statements, we have concluded and stated that our recurring losses from operations, recurring cash flows used in operations and the requirement that we will need to raise additional capital in order to fund our ongoing operations beyond March 2026 raise substantial doubt regarding our ability to continue as a going concern. Additionally, our independent registered public accounting firm’s report on our consolidated financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our plans to address this going concern risk include pursuing further financings at PAVmed or our subsidiaries, and pursuing additional offerings of debt and/or equity securities. The consolidated financial statements do not include any adjustments that might result from our inability to consummate such offerings or our ability to continue as a going concern. Moreover, there is no assurance if we consummate additional offerings, we will raise sufficient proceeds in such offerings to pay our financial obligations as they become due. These factors raise substantial doubt about our ability to continue as a going concern.

We and our subsidiaries have faced significant challenges raising capital under the current market conditions.

Due to challenging market conditions, we have found it difficult to raise capital directly into PAVmed or any of our subsidiaries. There is no assurance that we or our subsidiaries will be able to raise capital as needed to fund our or their future operations, or that any of us or them will be able to do so on commercially reasonable terms. Accordingly, the failure of us or any of our subsidiaries to raise the capital we or it needs to fund operations, could have a material adverse effect on us and/or the portion of our business related to such subsidiary.

In our recent offering of Series D Preferred Stock, we issued warrants exercisable for an aggregate purchase price of $30 million. There can be no assurance that all or any of such warrants will be exercised. To the extent the warrants are not exercised, we will need to find alternate sources of capital, which may not be available on commercially reasonable terms.

In addition, because of the challenges PAVmed has faced in terms of raising capital, we are highly dependent on our subsidiaries, including Lucid Diagnostics, as resources for funding our operations (notably, PAVmed has recently elected that Lucid Diagnostics satisfy its obligations under our management services agreement through cash payment). If Lucid Diagnostics is unable to continue to make any such cash payments we elect to receive, or if Lucid Diagnostics determines to terminate the management services agreement (i.e., because it retains its own management team to oversee its operations), and PAVmed is unable to raise sufficient capital itself, it may not have sufficient capital to fund its operations, which in turn could have a material adverse effect on our business.

If we are successful in raising capital directly or through our subsidiaries, such transaction would dilute our shareholders' interests in PAVmed, and/or PAVmed’s (and accordingly, our shareholders’) interest in such subsidiaries, which in turn could reduce the proceeds available to PAVmed and its shareholders upon any disposition or liquidation of PAVmed or any such subsidiaries. In addition, the terms of any such investment into our subsidiaries could contain covenants and other restrictions that impair PAVmed’s control over such subsidiaries or the manner in which such subsidiaries operate.

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

On January 21, 2026, the Company received a notification letter from the Listing Qualifications department of Nasdaq stating that the Company had regained compliance with the $1 minimum bid price requirement for continued listing on the Nasdaq Capital Market. As previously reported, on January 23, 2025, the Company had received a notification letter from the Listing Qualifications department stating that, for the prior 30 consecutive business days (through January 22, 2025), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Subsequently, Nasdaq determined that, from January 2, 2026 to January 19, 2026, the closing bid price of the Company’s common stock had been at $1 per share or greater. Accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2).

In any event, if we fail to remain in compliance with the minimum bid price or any other Nasdaq listing requirement in the future, there can be no assurance that we will be able to regain compliance within the applicable grace period, in which case we could be delisted. Moreover, Nasdaq, in light of our history of noncompliance, may not allow us to leverage tools we have used in the past, such as a reverse stock split, to regain compliance.

If we were delisted, that could have a material adverse effect on your investment in the Company, including without limitation by substantially reducing the liquidity of our common stock, and by further limiting our access to capital markets for fundraising.

Our subsidiary Lucid may issue shares of its common and/or preferred stock in the future. These events could reduce the percentage equity interest of PAVmed in Lucid, and thereby reduce its influence over matters subject to a shareholder vote and otherwise adversely affect your investment in PAVmed.

PAVmed beneficially owned approximately 27.5% as of December 31, 2025 and 27.1% as of March 23, 2026 of our outstanding common stock (with such percentage inclusive of shares of our common stock underlying granted but unvested restricted stock awards and shares over which PAVmed otherwise has been granted voting control by the holder thereof). This percentage would be diluted in the event of future convertible debt or stock issuances by Lucid or by issuances under Lucid’s long-term incentive plan and employee stock purchase plan. While PAVmed may still have a significant ownership interest in Lucid in such event, the more its interest in Lucid is diluted, the less influence it will have on matters requiring shareholder approval, including the election of Lucid’s board of directors.

If PAVmed’s ownership interest (in terms of voting power) in Lucid declines, depending on the extent of such decline, PAVmed may no longer be deemed to primarily control Lucid for the purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”). In such event, the securities of Lucid held by PAVmed would no longer be excluded under certain tests used to determine whether PAVmed is deemed to be an investment company under the Investment Company Act. PAVmed still could claim that it otherwise does not meet the definition of an investment company, or that it qualifies for an exemption therefrom, but there can be no assurance that any such claim would be tenable or any such exemption would be available.

If PAVmed was deemed to be an investment company, it could seek to rely on the temporary exemption for transient investment companies. If it was not able to rely on such exemption, or the period for relief under such exemption expired and PAVmed was still deemed to be an investment company, PAVmed could be forced to register as an investment company and comply with substantive requirements under the Investment Company Act, including limitations on its ability to borrow, limitations on its capital structure, restrictions on acquisitions of interests in associated companies, prohibitions on transactions with affiliates, restrictions on specific investments, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations. If PAVmed were forced to comply with the Investment Company Act, its operations would significantly change, and it would be prevented from successfully executing its business strategy. If PAVmed was forced to sell or distribute to its shareholders its interest in Lucid to avoid regulation under the Investment Company Act, it also could be prevented from successfully executing its business strategy.

Servicing our indebtedness may require a significant amount of cash, and the restrictive covenants contained in the documents that govern our indebtedness and preferred stock could adversely affect our business plan, liquidity, financial condition, and results of operations.

We and our subsidiaries may be required to repay or redeem, or to pay interest on, the 2026 Note or any future permitted indebtedness incurred by us or our subsidiaries, in cash. For example, while we do not have to make any principal installment payments on under the 2026 Note prior to maturity in 2029, under the terms of such debt, we will owe annual cash interest payments of approximately $2.25 million, and are required to maintain a minimum cash balance of $5 million, which minimum balance increases to $8 million as of July 1, 2026. Moreover, we may be required to repay the outstanding principal balance and accrued but unpaid interest, along with a premium, upon the occurrence of certain changes of control or an event of default.

Our ability to make payments of the principal of, to pay interest on, or to redeem our indebtedness in cash, and to meet our minimum cash balance obligations, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We have not generated material revenue from operations to date, and our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. In addition, the 2026 Note contains, and any future indebtedness may contain, restrictive covenants, including financial covenants. These payment obligations and covenants could have important consequences on our business. In particular, they could:

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

The debt service requirements of any other permitted indebtedness we incur or issue in the future, as well as the restrictive covenants contained in the governing documents for any such indebtedness, could intensify these risks. For example, we may fall out of compliance such restrictive covenants. There is no assurance that the holder of the 2026 Note will be willing to waive any future non-compliance, or if they are willing to do so, if the terms on which they are so willing will be acceptable to us.

If we are unable to make the required cash payments, there could be a default under one or more of the instruments governing our indebtedness. Any such default or acceleration may further result in an event of default and acceleration of our other indebtedness. In such event, or if a default otherwise occurs under our indebtedness, including as a result of our failure to comply with the financial or other covenants contained therein, the holders of our indebtedness could require us to immediately repay the outstanding principal and interest on such indebtedness in cash, in some cases subject to a premium. Furthermore, the holder of our secured indebtedness could foreclose on its security interest in our assets.

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

Notwithstanding that we were recently able to raise capital directly into PAVmed and that we believe we have sufficient access to capital (including under our management services agreement with Lucid Diagnostics) to maintain our current level of business activity, we intend to raise additional capital, directly or through each of our subsidiaries, to support any business growth and our long term business operations. Because we have not in the near term generated substantial revenue or cash flow to date, unless we are able to generate substantial revenue in the near-term (which we do not anticipate being able to do), we will require additional funds to:

●	Continue our research and development;
●	Pursue clinical trials;
●	Commercialize our new products and services;
●	Achieve market acceptance of our products and services;
●	Establish and expand our sales, marketing, and distribution capabilities for our products and services;
●	Protect our intellectual property rights or defend, in litigation or otherwise, any claims we infringe third-party patents or other intellectual property rights; and
●	Acquire or otherwise invest in businesses, products and technologies, although we currently have no commitments or agreements relating to do so.

If we do not have, or are not able to obtain, sufficient funds, we may have to delay product acquisition or development initiatives or license to third parties the rights to commercialize products or technologies we would otherwise seek to market. We also may have to reduce marketing, customer support or other resources devoted to our products.

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

To grow our business as planned, we must expand our acquisition, research and development sales, marketing and customer support capabilities, which will involve developing and administering our commercial infrastructure and/or collaborative commercial arrangements and partnerships. We must also maintain satisfactory arrangements for the manufacture and distribution of our tests and other products.

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

Currently, we do not directly manufacture our products and rely on third parties to do so for us. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize products as planned. In addition, we may not be able to contract with third parties to manufacture our products in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, may delay clinical development or submission of products for regulatory approval or otherwise may impair our competitive position. We may not be able to enter into or maintain relationships with manufacturers that comply with good manufacturing practices. If a product manufacturer fails to comply with good manufacturing practices, we could experience significant time delays or we may be unable to commercialize or continue to market the products. Changes in our manufacturers could require costly new product testing and facility compliance inspections. In the United States, failure to comply with good manufacturing practices or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, and potential criminal and civil liability on the part of a company and its officers and employees. Because of these and other factors, we may not be able to replace our manufacturing capacity quickly or efficiently in the event that our manufacturers are unable to manufacture our products at one or more of their facilities. As a result, the sales and marketing of our products could be delayed or we could be forced to develop our own manufacturing capacity, which could require substantial additional funds and personnel and compliance with extensive regulations.

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

We may expend considerable funds and other resources on the development of new and existing products without any guarantee these products will be successful. For example, we recently hired a Chief Business Officer of Medical Devices and we expect to make meaningful investments in the technologies that comprise the business segment he will oversee (e.g., PortIO, and the technology we license from Duke University that is comprised of a multi-modality probe combining a/LCI with OCT). If we are not successful in bringing one or more of these or any other products to market, whether because we fail to address marketplace demand, fail to develop viable technologies or otherwise, we may not generate any revenues and our results of operations could be seriously harmed.

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

EsoGuard’s PLA code 0114U has been granted “gapfill” determination through the CMS CLFS process, allowing us to engage directly with Medicare Administrative Contractor (“MAC”) Palmetto GBA, whose Molecular Diagnostics Program (“MolDx”) performs technical assessment of molecular diagnostic tests on behalf of itself and other MACs. Although CMS granted EsoGuard final Medicare payment determination of $1,938.01, effective January 1, 2021, we have not received a final Medicare local coverage determination from MolDx. Most recently, in May 2023, a LCD L39256, entitled “Molecular Testing for Detection of Upper Gastrointestinal Metaplasia, Dysplasia, and Neoplasia” became effective on the CMS website by MAC Palmetto GBA. (A substantially identical LCD was published by Noridian Healthcare Solutions, the MAC whose geographic jurisdiction covers our CLIA laboratory in Lake Forest, CA). The LCD outlines criteria for future coverage that MolDX expects upper gastrointestinal precancer and cancer molecular diagnostic tests to meet. These criteria include active GERD with at least two risk factors, as well as evidence of analytic validity, clinical validity, and clinical utility. Although the LCD indicated that it found that no currently existing test has fulfilled all these criteria, it indicated that it will “monitor the evidence and may revise this determination based on the pertinent literature and society recommendations.”

In November 2024, we announced that we submitted to MolDx our complete clinical evidence package in support of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard. As part of the LCD reconsideration process, MolDx-participating Medicare Administrative Contractors convened a CAC Meeting regarding the LCD on September 4, 2025. At the meeting, eleven experts, including physicians across multiple specialties (GI, primary care, pathology), major society guideline co-authors (ACG, AGA) and industry leaders (American Foregut Society, American Society for Gastrointestinal Endoscopy), participated in this extensive discussion of the unmet clinical need with respect to early detection of esophageal precancer and the strength of the EsoGuard clinical validity and clinical utility data. However, there can be no assurance that MolDx will determine that we meet the criteria for coverage as specified in the LCD. If we are not granted coverage, or if a determination is substantially delayed, that could have a material adverse effect on our ability to commercialize EsoGuard.

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

Once regulatory approval has been obtained, the approved product and its manufacturer are subject to continual review by the FDA or non-U.S. regulatory authorities. Our regulatory approval for any products we may develop may be subject to limitations on the indicated uses for which the product may be marketed. Future approvals may contain requirements for potentially costly post-marketing follow-up studies to monitor the safety and efficacy of the approved product. In addition, we are subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, we are required to comply with cGMP regulations regarding the manufacture of any products we may develop, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, these manufacturing facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing.

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

Risks Associated with Ownership of Our Common Stock

We may issue shares of our common and/or preferred stock in the future (including shares of our common stock upon exercise of the outstanding Series D warrants) which could reduce the equity interest of our stockholders and might cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 25,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to raise additional funds or in connection with any strategic acquisition. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

The holder of our debt has certain rights with respect to the shares in Lucid Diagnostics that we own, which may have a material impact on the return on any investment in shares of our common stock.

Under the terms of the 2026 Note, the holder thereof has certain rights that may impact the extent to which our shareholders would participate in any disposition of our shares of Lucid Diagnostics. For example, any change of control of Lucid Diagnostics (so long as our shares of Lucid Diagnostics represent all or substantially all of our assets) requires the consent of such holder. Further, upon any such change of control of Lucid Diagnostics, we are obligated to use the proceeds thereof to redeem the 2026 Note for a redemption price equal to the outstanding principal balance of the Note plus any interest that would accrue thereon through maturity (not to exceed two years of interest). Such redemption payment in turn would substantially reduce the proceeds available to holders of our common stock as a result of such transaction. Any or all of these events could have a material impact on the return on any investment in shares of our common stock.

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

As of March 27, 2026, there were 6,383,089 shares of our common stock issued and outstanding, and, as of such date, we also had issued and outstanding:

(i) stock options to purchase 84,315 shares of our common stock at a weighted average exercise price of $197.02 per share, with such total number inclusive of both stock options granted under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan (“PAVmed 2014 Equity Plan”); 1,500,879 shares of our common stock reserved for issuance, but not subject to outstanding stock-based equity awards under the PAVmed 2014 Equity Plan; and 15,774 shares of our common stock reserved for issuance under the PAVmed Inc. Employee Stock Purchase Plan (“PAVmed ESPP”);

(ii) 1,559,991 shares of Series B Convertible Preferred Stock, convertible into 3,467 shares of our common stock; and

(iii) 30,000 Series D Preferred Warrants, representing the right to purchase 4,615,393 shares of the Company’s common stock at an exercise price of $6.50 per whole share.

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

On February 15, 2024, the Company distributed by special dividend to the Company stockholders 3,331,747 shares of Lucid Diagnostics common stock held by the Company. On such date, each PAVmed shareholder as of the January 15, 2024 record date received a stock dividend of approximately 38 shares of Lucid common stock for approximately every 3 shares of PAVmed common stock they held as of such date. However, our Board of Directors has no intention to make any further distributions of shares of Lucid common stock or other assets at this time.

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

Although our management determined that our internal control over financial reporting was effective as of December 31, 2025, we may experience material weaknesses in our internal control over financial reporting in the future. Any necessary remediation efforts would place a significant burden on management and add increased pressure to our financial resources and processes. If we were are unable to successfully remediate any material weaknesses in our internal control over financial reporting that may be identified in the future in a timely manner, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness may be adversely affected; we may be unable to maintain or regain compliance with applicable securities laws, the listing requirements of the Nasdaq Stock Market; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; our reputation may be harmed; and our stock price may decline.

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

Part II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is traded on the Nasdaq Capital Market under the symbol “PAVM."

Holders

As of March 27, 2026, there were 6,383,089 shares of our common stock outstanding. Our shares of common stock are held by an estimated 226 holders of record and we believe our shares of common stock are held by significantly more beneficial owners.

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

As long as the 2026 Note (see “Liquidity and Capital Resources” in Item 7 below) is outstanding, we may not, directly or indirectly, redeem, or declare or pay any cash dividend or cash distribution on, any of our securities without the prior express written consent of the holders thereof (other than as required by the Series B Convertible Preferred Stock). Furthermore, our common stock is junior to the Series B Convertible Preferred Stock.

We have paid one in-kind dividend on our common stock to date. On February 15, 2024, we distributed by special dividend to our stockholders 3,331,747 shares of Lucid common stock held by us. On such date, each of our stockholders as of the January 15, 2024 record date received a stock dividend of approximately 38 shares of Lucid common stock for approximately every 3 shares of PAVmed common stock they held as of such date. Our board of directors has no present intention to pay any further in-kind dividends.

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock has a par value of $0.001 per share, no voting rights, a stated value of $3.00 per share, and at the holders’ election, every 450 shares of Series B Convertible Preferred Stock is convertible into one whole share of our common stock.

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

During the year ended December 31, 2025, the Company’s board of directors declared an aggregate of approximately $349,000 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2024; March 31, 2025; June 30, 2025; and September 30, 2025, which have been settled by the issue of an additional aggregate 116,524 shares of Series B Convertible Preferred Stock.

During the year ended December 31, 2024, the Company’s board of directors declared an aggregate of approximately $323,000 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2023; March 31, 2024; June 30, 2024; and September 30, 2024, which have been settled by the issue of an additional aggregate 107,652 shares of Series B Convertible Preferred Stock.

Subsequent to December 31, 2025, the Company’s board of directors declared a Series B Convertible Preferred Stock dividend, earned as of December 31, 2025, of $92,000, to be settled by the issue of 30,602 additional shares of Series B Convertible Preferred Stock.

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

Subsequent to December 31, 2025, on February 3, 2026, all shares of Series C Convertible Preferred Stock then outstanding were redeemed in full.

Recent Sales of Unregistered Securities

Except as previously disclosed in our current reports on Form 8-K and quarterly reports on Form 10-Q or as described under the heading “Recent Developments—Financing” in Item 7 below, we did not sell any unregistered securities or repurchase any of our equity securities registered under Section 12 of the Exchange Act during the fiscal year ended December 31, 2025.

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

Overview

PAVmed is a diversified commercial-stage life sciences company operating in the medical device, diagnostics, and digital health sectors. It operates through multiple independently financed subsidiaries under a shared services model.  The Company’s strategy is to advance and commercialize innovative healthcare technologies through its subsidiaries while maintaining flexibility to structure financing at either the PAVmed level or within its subsidiaries.

The Company’s subsidiaries include Lucid Diagnostics, a commercial-stage cancer prevention medical diagnostics company that markets the EsoGuard® Esophageal DNA Test and EsoCheck® Esophageal Cell Collection Device, of which the Company is the largest voting stockholder, and Veris Health, a majority-owned digital health company focused on improving personalized cancer care during treatment and throughout survivorship through digital health tools and the development of an implantable physiological monitor designed to interface with the Veris Cancer Care Platform.

PAVmed continues to support the commercial expansion of EsoGuard through Lucid Diagnostics and to pursue strategic partnerships to expand adoption of the Veris Cancer Care Platform.  In addition, PAVmed is developing a medical device portfolio, including its PortIO implantable intraosseous vascular access device and recently licensed endoscopic imaging technology from Duke University. The Company continues to evaluate opportunities to expand its portfolio through internal development and external licensing.

See Part I, Item 1, Business above for a more detailed summary of the medical device, diagnostics, and digital health sectors and our key products, including in particular EsoGuard and the Veris Cancer Care Platform, which are currently our two leading products.

Recent Developments

Business

Medicare Coverage (Lucid)

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

As part of the LCD reconsideration process, MolDx-participating Medicare Administrative Contractors convened a CAC Meeting regarding the LCD on September 4, 2025. At the meeting, eleven experts, including physicians across multiple specialties (GI, primary care, pathology), major society guideline co-authors (ACG, AGA) and industry leaders (American Foregut Society, American Society for Gastrointestinal Endoscopy), participated in this extensive discussion of the unmet clinical need with respect to early detection of esophageal precancer and the strength of the EsoGuard clinical validity and clinical utility data.

Medical Device Developments

In March 2026, PAVmed hired industry-veteran Joseph Virgilio to serve as PAVmed's Chief Business Officer for Medical Devices. Prior to joining PAVmed, Mr. Virgilio held leadership roles at a diverse group of medical device companies over the course of his 25-year career.

In this capacity, Mr. Virgilio will oversee the development and commercialization of PAVmed's current and future medical device portfolio. Such portfolio includes at this time the Company's PortIO implantable intraosseous vascular access device, which is being developed as a means for infusing fluids, medications and other substances directly into the bone marrow cavity and from there into the central venous circulation.  The portfolio also includes technology licensed by PAVmed from Duke University that involves a multi-modality probe combining ("a/LCI") with optical coherence tomography ("OCT"), as more fully described below.

Endoscopic Imaging Technology

In February 2026, PAVmed entered into a definitive license agreement with Duke University, through a newly formed subsidiary, for the exclusive worldwide rights to technology involving a multi-modality probe combining angle-resolved low coherence interferometry (“a/LCI”) with optical coherence tomography (“OCT”).  This technology may be used to identify and facilitate treatment of advanced esophageal precancer (“dysplasia”) during upper endoscopy. The platform is designed to integrate with standard endoscopic procedures and may enable real-time assessment of esophageal tissue to guide clinical decision-making during the procedure.  Additionally, as the diagnosis of dysplasia currently relies on biopsy-based approaches, which require tissue sampling and subsequent pathological review, this technology may provide a complementary approach to streamline the evaluation and treatment process.

Department of Veteran Affairs (Lucid)

In January 2026, Lucid announced that it has been awarded a contract by the U.S. Department of Veterans Affairs for EsoGuard expanding access to esophageal precancer testing across the nation's largest integrated healthcare system, which serves more than nine million enrolled veterans annually.  The contract is issued under the VA Federal Supply Schedule and includes pre-negotiated pricing for EsoGuard that matches the established Medicare payment rate determined by the Centers for Medicare & Medicaid Services (CMS), enabling VA hospitals and healthcare facilities nationwide to access EsoGuard through a single, national VA procurement framework.

Real-World Experience Data (Lucid)

In December 2025, Lucid announced results from an 18-month real-world experience evaluating EsoGuard and EsoCheck in approximately 12,000 patients. The analysis demonstrated high technical success rates, rapid procedure times, and appropriate physician utilization in routine clinical practice, consistent with previously reported clinical studies. The data are currently under peer review for publication.

Strategic Commercial Partnership (Veris)

      In October 2025, we announced that Veris and The Ohio State University Comprehensive Cancer Center - The James Cancer Hospital and Solove Research Institute ("OSUCCC – The James"), a National Cancer Institute-Designated Comprehensive Cancer Center, launched the commercial phase of their long-term strategic partnership agreement.  This transition to a commercial phase follows successful completion of a pilot program conducted at the OSUCCC -- The James.

Clinical Study Publications (Lucid)

In September 2025, a case series published in Gastroenterology & Hepatology highlighted four real-world cases in which EsoGuard facilitated the timely detection of either high-grade dysplasia ("HGD") or intramucosal carcinoma ("IMC"; T1a esophageal adenocarcinoma). In all four cases, the patients had no prior history of EGD, including one individual who had previously declined multiple EGD referrals. Following positive in-office EsoGuard results, each patient proceeded with endoscopic evaluation, which led to successful identification and eradication of disease in all cases. This case series underscores both the clinical utility of EsoGuard in detecting early-stage neoplasia and the ease with which the test can be integrated into standard office workflows to enhance screening uptake and early disease detection.

Russell 2000® and 3000® Indexes (Lucid)

On June 27, 2025, Lucid was added to the Russell 2000® Index and the Russell 3000® Index, following the 2025 annual reconstitution by FTSE Russell.

NCCN Clinical Practice Guidelines Update (Lucid)

In March 2025, Lucid announced that a recent update to the NCCN Guidelines® focused on Esophageal and Esophagogastric Junction Cancers (Version 1.2025) has added a new section on BE screening. The NCCN Guidelines® now reference professional society guidelines on BE screening, including the most recent ACG clinical guideline discussed above, which recommends non-endoscopic biomarker testing, such as EsoGuard performed on samples collected with EsoCheck, as an acceptable alternative to invasive upper endoscopy to detect esophageal precancer.

Recent Developments - continued

Business - continued

Highmark Reimbursement Approval

On March 13, 2025, Lucid announced that Highmark Blue Cross Blue Shield, an independent licensee of the Blue Cross and Blue Shield Association, has issued a positive coverage policy for non-invasive screening of esophageal precancer and cancer in New York state. The new policy, which became effective as of May 26, 2025, covers EsoGuard in patients who meet established criteria for esophageal precancer testing consistent with professional society guidelines.

Financing

Series D Offering and Recapitalization; Series D Conversion

On February 3, 2026, PAVmed entered into subscription agreements with certain accredited investors and, pursuant to and concurrently with the execution of the Subscription Agreements, sold to the Investors, for an aggregate purchase price of $30.0 million, (i) 30,000 shares of the Company’s newly designated Series D Preferred Stock, and (ii) warrants (the “Series D Preferred Stock Warrant”) to purchase an additional 30,000 shares of Series D Preferred Stock, with each investor receiving 100 shares of Series D Preferred Stock and a warrant to purchase 100 shares of Series D Preferred Stock for each $100 thousand of its investment (the “Offering”). The initial conversion price of the Series D Preferred Stock is $6.50 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions.

Concurrently with the Offering, the Company redeemed all 16,962 shares of Series C Preferred Stock outstanding and refinanced all $8.4 million in principal and interest of its 2022 Note, in consideration of a cash payment to the holder thereof (the “Holder”) of approximately $22.3 million (which was made using proceeds from the sale of the Series D Preferred Stock), and the issuance to the Holder of an amended and restated 2022 Note (the “2026 Note”) with a principal amount of $15.0 million.

The net proceeds of the Offering, taking into account the cash payments made in respect of the redemption of the Series C Preferred Stock and the 2022 Note, were approximately $7.6 million.

On March 27, 2026, PAVmed's shareholders approved the conversion of the Series D Preferred Stock into shares of our common stock. Promptly following such approval, 100% of the Series D Preferred Stock was converted in full into 4,615,393 shares of our common stock.

Notwithstanding the conversion of the Series D Preferred Stock into shares of our common stock, the Series D Preferred Stock Warrants remain outstanding. Upon the publication by Molecular Diagnostic Services Program (MolDx) of a draft local coverage determination that EsoGuard will be covered by Medicare, the Series D Preferred Stock Warrant will be callable by the Company at a price of $0.001 per warrant share. The Company may send written notice to the holders after such condition has been satisfied and, after receipt of such notice, the holders will have 30 days to exercise the warrants. If such warrants are exercised in full, the Company will receive an additional $30 million in cash proceeds in consideration for the issuance of an additional 4,615,393 shares of our common stock.

Reverse Stock Split; Reduction in Authorized Shares

At a special meeting of the Company’s stockholders held on December 5, 2025, the Company’s stockholders approved a Reverse Split at a specific ratio, ranging from 1-for-10 to 1-for-30, to be determined by the Board in its sole discretion, as well as the Reduction in Authorized Common Stock from 250,000,000 shares to 25,000,000 shares.

Following the special meeting, the Board approved a ratio of 1-for-30 for the Reverse Split. On December 30, 2025, in order to effect the Reverse Split and the Reduction in Authorized Common Stock, the Company filed a certificate of amendment to its certificate of incorporation, as amended, pursuant to which the Reverse Split and the Reduction in Authorized Common Stock became effective on Friday, January 2, 2026.

The purpose of the Reverse Split was to help the Company regain compliance with the $1 minimum bid requirement for continued listing on the Capital Market of the Nasdaq, which it did, as discussed below. All shares and per share amounts set forth herein give effect to the reverse stock split.

Recent Developments - continued

Financing - continued

NASDAQ Compliance

On January 21, 2026, the Company received a notification letter from the Listing Qualifications department of Nasdaq stating that the Company had regained compliance with the $1 minimum bid price requirement for continued listing on the Nasdaq Capital Market.

As previously reported, on January 23, 2025, the Company had received a notification letter from the Listing Qualifications department stating that, for the prior 30 consecutive business days (through January 22, 2025), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Subsequently, Nasdaq determined that, from January 2, 2026 to January 19, 2026, the closing bid price of the Company’s common stock had been at $1 per share or greater. Accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2).

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

PAVmed/Veris Financing (February 2025)

On February 18, 2025, the Company and Veris, entered into subscription agreements (each, a “Subscription Agreement”) with certain accredited investors (collectively, the “Investors”), pursuant to which the Company agreed to sell and the Investors agreed to purchase (the “Offering”) 85,812 shares of the Company’s common stock and pre-funded warrants to purchase 25,225 shares of the Company’s common stock (the “Pre-Funded Warrants”), at a purchase price of $21.345 per share or warrant share (as applicable). In addition, Veris agreed to issue to each Investor approximately 6.098 shares of Veris’ common stock for each share or warrant share (as applicable) purchased by such Investor, for an aggregate of 677,143 shares of Veris’ common stock. On February 21, 2025, the Company consummated the Offering, generating gross proceeds to the Company of $2.37 million. The proceeds of the offering will be used to resume development activities related to Veris’ implantable physiological monitor and for general working capital purposes.

The Pre-Funded Warrants were exercised as of June 19, 2025.

PAVmed ATM

On April 17, 2025, the Company entered into a Sales Agreement with Maxim, pursuant to which the Company may offer and sell, from time to time through or to Maxim, shares of its common stock. Under the Sales Agreement, the Company may not issue or sell through Maxim a dollar amount of shares that would exceed $2.88 million of shares. The Company will pay Maxim a commission of 3.0% of the aggregate gross sales prices of the shares. The Company intends to use the net proceeds from any such sales for working capital and general corporate purposes.

This facility replaced the “at the market” facility PAVmed previously maintained with Cantor (which facility was on substantially similar terms).

Recent Developments - continued

Financing - continued

Lucid Diagnostics — Confidentially Marketed Public Offering (September 2025)

On September 11, 2025, Lucid closed on the sale of 28,750,000 shares of its common stock, pursuant to its previously announced offering of shares of common stock at a price of $1.00 per share (the “Lucid September CMPO”). The net proceeds from the Lucid September CMPO, after deducting the underwriting discount and other expenses of the Lucid September CMPO, were approximately $27.0 million. Lucid is using the net proceeds from the Lucid September CMPO for working capital and general corporate purposes.

Lucid ATM Facility

On May 30, 2025, Lucid entered into a Controlled Equity Offering Agreement (also “ATM” or “at-the-market” offering) between Lucid and Maxim Group LLC for up to $25 million of its common stock that may be offered and sold from time to time. Subsequent to December 31, 2025, as of March 27, 2026, Lucid sold 4,161,747 shares through its at-the-market equity facility for net proceeds of approximately $5.3 million, after payment of 3% commissions.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related costs for employees engaged in sales, sales support and marketing activities, as well as advertising and promotion expenses. We anticipate our sales and marketing expenses to decrease in the future compared to historical periods ending on or prior to September 30, 2024 due to the deconsolidation of Lucid as of September 10, 2024, as going forward, the expenses associated with the sales and marketing operations for the Lucid EsoGuard test will no longer recorded within the Company’s operating results.

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

We anticipate our general and administrative expenses will decrease in the future compared to historical periods ending on or prior to September 30, 2024 due to the deconsolidation of Lucid as of September 30, 2024, as going forward, the general and administrative expenses, including third-party payor reimbursement costs, incurred by Lucid will no longer be recorded within the Company’s operating results. In the future, general and administrative expenses will include those expenses related to being a public company, including fees and expenses for audit, legal, regulatory, tax-related services, insurance premiums and investor relations costs associated with maintaining compliance as a public company for PAVmed and its majority-owned subsidiaries.

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

Results of Operations - continued

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

The year ended December 31, 2025 as compared to year ended December 31, 2024

Revenue

In the year ended December 31, 2025, revenue was $0.1 million as compared to $3.0 million for the corresponding period in the prior year. The $2.9 million decrease principally related to the revenue from Lucid's EsoGuard Esophageal DNA Tests not being included in our operating results for the year ended December 31, 2025 as compared to the prior year, during which Lucid's operating results were included through September 10, 2024.

Cost of revenue

In the year ended December 31, 2025, cost of revenue was $0.2 million as compared $4.8 million for the corresponding period in the prior year. The net decrease of $4.6 million was principally related to Lucid’s results not being included in our operating results for the year ended December 31, 2025 as compared to the prior year, during which Lucid's operating results were included through September 10, 2024.

Sales and marketing expenses

In the year ended December 31, 2025, sales and marketing costs were approximately $0.9 million as compared to $11.6 million for the corresponding period in the prior year. The net decrease of $10.7 million was principally related to Lucid’s results not being included in our operating results for the year ended December 31, 2025 as compared to the prior year, during which Lucid's operating results were included through September 10, 2024.

General and administrative expenses

In the year ended December 31, 2025, general and administrative costs were approximately $16.3 million as compared to $24.5 million for the corresponding period in the prior year. The net decrease of $8.2 million was principally related to Lucid’s results not being included in our operating results for the year ended December 31, 2025 as compared to the prior year, during which Lucid's operating results were included through September 10, 2024.

Research and development expenses

In the year ended December 31, 2025, research and development costs were approximately $4.5 million as compared to $5.9 million for the corresponding period in the prior year. The net decrease of $1.4 million was principally related to Lucid’s results not being included in our operating results for the year ended December 31, 2025 as compared to the prior year, during which Lucid's operating results were included through September 10, 2024.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was $0 in the year ended December 31, 2025, as compared to $0.6 million for the corresponding period in the prior year. The decrease of $0.6 million was principally related to Lucid’s results not being included in our operating results for the year ended December 31, 2025 as compared to the prior year, during which Lucid's operating results were included through September 10, 2024.

Results of Operations - continued

 The year ended December 31, 2025 as compared to year ended December 31, 2024 - continued

Other Income and Expense

Change in fair value of convertible debt

In the years ended December 31, 2025 and December 31, 2024, the change in the fair value of our convertible notes was approximately $3.3 million of expense and $0.5 million of income, respectively, related to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note. The April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized an aggregate of $4.3 million of fair value non-cash expense on the issue dates.

Loss on Debt Extinguishment

In the year ended December 31, 2025, a debt extinguishment loss in the aggregate of approximately $0.1 million was recognized in connection with our September 2022 Senior Convertible Note as discussed below.

●

In the year ended December 31, 2025, approximately $0.2 million of principal repayments along with less than $0.1 million of interest expense thereon, were settled through the issuance of 13,377 shares of common stock of the Company, with such shares having a fair value of approximately $0.3 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). The conversions resulted in a debt extinguishment loss of $0.1 million in the year ended December 31, 2025.

In the year ended December 31, 2024, a debt extinguishment loss in the aggregate of approximately $2.5 million was recognized in connection with our April 2022 Senior Convertible Note and September 2022 Senior Convertible Note as discussed below.

●

In the year ended December 31, 2024, approximately $1.4 million of principal repayments along with $0.1 million of interest expense thereon, were settled through the issuance of 36,147 shares of common stock of the Company, with such shares having a fair value of approximately $2.0 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). In addition, the Company agreed to pay $1.1 million in cash related to acceleration floor payments on these notes related to the conversion price being below the conversion floor price specified in the notes, recorded as debt extinguishment loss. The conversions and cash paid resulted in a debt extinguishment loss of $1.5 million in the year ended December 31, 2024.

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

See Note 12, Debt, to the Financial Statements, for additional information with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the Lucid March 2023 Senior Convertible Note.

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

Results of Operations - continued

The year ended December 31, 2025 as compared to year ended December 31, 2024 - continued

Other Income and Expense - continued

Change in fair value of Equity Method Investment

At December 31, 2025 and December 31, 2024, the fair value of the Company’s investment in Lucid was $34.1 million and $25.6 million, respectively, with the company recognizing an unrealized gain on its investment in Lucid of $8.5 million and $0.5 million, respectively, in the accompanying consolidated statements of operations for the years ended December 31, 2025 and 2024. The fair value of common shares held by the Company was determined using the closing price of Lucid’s common stock per share on December 31, 2025 and 2024 of $1.09 and $0.819, respectively.

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

Lucid Series B Convertible Preferred Stock Issuance and Lucid Series A/A-1 Exchange Offer ($ in thousands)	Year Ended December 31, 2024

Fair Value - 31,790 shares of Lucid Series B Preferred Stock issued in exchange for Lucid Series A and Lucid Series A-1 Preferred Stock	$31,790
Less: Carrying value related to Lucid Series A and Lucid Series A-1 Preferred Stock Exchanged for Lucid Series B Preferred Stock (of 24,295 shares)	(24,294)
Deemed Dividend Charged to Accumulated Deficit	$7,496

Liquidity and Capital Resources

Our current financing strategy is to obtain capital directly into Lucid, Veris and other subsidiaries to fund any product development or other related activities, while retaining the flexibility to raise capital at the PAVmed level. There are no assurances, however, we will be able to obtain an adequate level of financial resources required for the short-term or long-term commercialization and development of our products and services.

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, preferred stock purchase warrants, and debt, both at the PAVmed level and, in the case of Lucid and Veris, at the subsidiary level. We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the development of a pipeline of products through commercialization, and related ongoing research and development activities and clinical trials. We experienced a net loss before noncontrolling interests of approximately $2.5 million and used approximately $5.2 million of cash in operations for the year ended December 31, 2025. Financing activities provided $5.6 million of cash during the year ended December 31, 2025. We ended the year with cash on-hand of $1.5 million as of December 31, 2025. We expect to continue to experience recurring losses and negative cash flows from operations, and will continue to fund our operations with debt and/or equity financing transactions, including current obligations on the Company’s existing convertible debt which in accordance with management’s plans may include conversions to equity and refinancing our existing debt obligations to extend the maturity date. The Company’s ability to continue operations 12 months beyond the issuance of the financial statements, will depend upon its ability to control its operating costs within the limits of the amounts collected from its management service contracts with its non-consolidated subsidiaries, to substantially increase its revenues from the Veris Cancer Care platform, and to raise additional capital through various potential sources including equity or debt financings, the exercise of outstanding warrants by the holders thereof or refinancing or restructuring existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued.

Issue of Shares of Our Common Stock

During the year ended December 31, 2025:

●

We issued 40,553 shares of our common stock for net proceeds of approximately $0.8 million, after payment of 3% commissions, through our at-the-market equity facility with Cantor (which has since been replaced by a similar facility with Maxim Group LLC). See below for more information.

●

We issued 13,377 shares of our common stock in satisfaction of approximately $0.2 million of principal repayments along with less than $0.1 million of interest expense thereon under the September 2022 Senior Convertible Note.

●	We issued 375,834 shares of our common stock as a result of conversions of $4.5 million of our Series C Preferred Stock.

●

We issued 85,812 shares of our common stock and pre-funded warrants to purchase 25,225 shares of our common stock (which shares have been subsequently issued upon exercise of such warrants), in combination with the issuance of 677,143 shares of Veris, for gross proceeds of approximately $2.37 million.

●

We issued 5,081 shares of our common stock to vendors in exchange for approximately $0.1 million of agreed upon services, which is included in general and administrative operating expenses on the Company’s consolidated statement of operations.

Subsequent to December 31, 2025, the Company and its subsidiaries completed a number of financing-related transactions. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Financing, above for more details on these transactions.

Liquidity and Capital Resources - continued

Senior Notes

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

Subsequent to December 31, 2025, on February 3, 2026, we consummated a series of financing-related transactions (the “February 2026 Financing”), in connection with which we refinanced the September 2022 Senior Secured Convertible Note by issuing to the holder thereof an amended and restated September 2022 Senior Secured Convertible Note with a face value principal of $15.0 million (the “2026 Note”). The February 2026 Financing generated gross proceeds to the Company of approximately $7.6 million. The 2026 Note has an initial contractual maturity date of February 3, 2029.

See Note 12, Debt, to the Financial Statements for additional information about the September 2022 Senior Convertible Note. See also Note 4, Equity Method Investment, to the Financial Statements for additional information about the September 2022 Senior Convertible Note as it relates to the MSA.

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

Subsequent to December 31, 2025, on February 3, 2026, the Company consummated the February 2026 Financing, in connection with which we sold to certain accredited investors (i) 30,000 shares of Series D Preferred Stock, and (ii) warrants (the “Series D Warrants”) to purchase an additional 30,000 shares of Series D Preferred Stock, with each investor receiving 100 shares of Series D Preferred Stock and a warrant to purchase 100 shares of Series D Preferred Stock for each $100,000 of its investment. Concurrently therewith, the Company redeemed all 16,962 shares of Series C Preferred Stock outstanding.

The Series D Warrants entitle the holders thereof to purchase an aggregate of 30,000 shares of Series D Preferred Stock at an exercise price of $1,000 per share. The Series D Warrants expire on February 3, 2031. Commencing on the publication by Molecular Diagnostic Services Program (MolDx) of a draft local coverage determination that EsoGuard will be covered by Medicare, the Series D Warrants will be callable by the Company at a price of $0.001 per warrant share. The Company may send written notice to the holders after such condition has been satisfied and, after receipt of such notice, the holders will have 30 days to exercise the Series D Warrants. If such warrants are exercised in full, the Company will receive an additional $30 million in cash proceeds in consideration for the issuance of an additional 4,615,393 shares of our common stock.

See Note 14, Preferred Stock, to the Financial Statements for additional information about the Series C Preferred Stock and the Series D Preferred Stock.

Liquidity and Capital Resources - continued

PAVmed Inc. ATM Facility

In the year ended December 31, 2025, the Company sold 40,553 shares through its at-the-market equity facility with Cantor Fitzgerald & Co. and for net proceeds of approximately $0.8 million, after payment of 3% commissions.

On April 17, 2025, the Company entered into a Sales Agreement with Maxim, pursuant to which the Company may offer and sell, from time to time through or to Maxim, shares of its common stock. Under the Sales Agreement, the Company may not issue or sell through Maxim a dollar amount of shares that would exceed $2.88 million of shares. The Company will pay Maxim a commission of 3.0% of the aggregate gross sales prices of the shares. The Company intends to use the net proceeds from any such sales for working capital and general corporate purposes. This facility replaces the “at the market” facility PAVmed previously maintained with Cantor (which facility was on substantially similar terms).

PAVmed/Veris Financing (February 2025)

On February 21, 2025, the Company, Veris and certain accredited investors consummated an offering (the “February 2025 Offering”) of 85,812 shares of the Company’s common stock and pre-funded warrants to purchase 25,225 shares of the Company’s common stock (the “Pre-Funded Warrants”), at a purchase price of $21.345 per share or warrant share (as applicable). In addition, Veris issued to each participating investor approximately 6.098 shares of Veris’ common stock for each share or warrant share (as applicable) purchased by such investor, for an aggregate of 677,143 shares of Veris’ common stock. The February 2025 Offering generated gross proceeds to the Company of $2.37 million. The Pre-Funded Warrants were classified (through their date of exercise, on June 19, 2025) as equity as they were indexed to the Company’s own stock and met the criteria for equity classification. The proceeds received were recorded in additional paid-in capital with no subsequent remeasurement.

The Pre-Funded Warrants were exercised as of June 19, 2025.

Veris Financing (June 2025)

On June 23, 2025, Veris and certain accredited investors consummated an offering (the “June 2025 Offering”) of 1,800,000 shares of common stock, par value $0.001 per share, of Veris (“Veris Common Stock”) and warrants to purchase 1,800,000 shares of Veris Common Stock (“Veris Warrants”), at a purchase price of $1.40 per share of Veris Common Stock. The June 2025 Offering generated gross proceeds to Veris of approximately $2.5 million. The proceeds of the offering will be used to continue development activities related to Veris’ implantable physiological monitor and for general working capital purposes.

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

See Note 11, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 12, Debt, for a discussion of the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the Lucid March 2023 Senior Convertible Note.

Recent Accounting Standards

Recent Accounting Standards Updates Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The guidance was adopted by the Company effective January 1, 2025, on a prospective basis. The adoption of this standard did not have a material impact on the Company's consolidated financial statements, but resulted in new or expanded disclosures upon adoption.

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

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update modifies the disclosure or presentation requirements of a variety of topics in the Accounting Standards Codification to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The amendments in this update should be applied prospectively, and the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or S-K becomes effective. However, if the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements and disclosures.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was effective as of December 31, 2025.

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

Changes to Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended  December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

In March 2026, the Company issued 225,000 shares of its common stock to an investor relations consultant in consideration of services provided. The offer and sale of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, because, among other things, the transaction did not involve a public offering, the investors are accredited investors, the investors are taking the securities for investment and not resale and the Company took appropriate measures to restrict the transfer of the securities.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended  December 31, 2025.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended  December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents filed as a part of the report:

(1)	The following financial statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID#199)
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

(3)	The following exhibits:

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
3.1.1	Certificate of Incorporation	S-1	3.1	4/22/15
3.1.2	Certificate of Amendment to Certificate of Incorporation	S-1	3.2	4/22/15
3.1.3	Certificate of Amendment to Certificate of Incorporation, dated October 1, 2018	8-K	3.1	10/2/18
3.1.4	Certificate of Amendment to Certificate of Incorporation, dated June 26, 2019	8-K	3.1	6/27/19
3.1.5	Certificate of Amendment to Certificate of Incorporation, dated July 24, 2020	8-K	3.1	7/27/20
3.1.6	Certificate of Amendment to Certificate of Incorporation, dated June 21, 2022	8-K	3.1	6/22/22
3.1.7	Certificate of Amendment to Certificate of Incorporation, dated January 15, 2025	8-K	3.1	1/15/25
3.1.8	Certificate of Amendment to Certificate of Incorporation, dated December 30, 2025	8-K	3.1	12/30/25
3.1.9	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K/A	3.1	4/20/18
3.1.10	Form of Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	8-K	4.1	1/21/25
3.1.11	Form of Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock	8-K	4.1	2/3/26
3.2	Amended and Restated Bylaws	8-K	3.1	1/15/21
4.1	Description of Registrant’s Securities	*
4.2	Specimen Common Stock Certificate	S-1/A	4.2	9/29/15
4.3	Form of PAVmed 2026 Note	8-K	4.2	2/4/26
4.4	Form of Lucid Diagnostics 2024 Convertible Note	8-K (LUCD)	4.1	11/29/24
4.5	Form of Warrant to Purchase Series D Preferred Stock	8-K	4.1	2/4/26
10.1	Patent Option Agreement	S-1	10.1	4/22/15
10.2.1	Form of Letter Agreement with HCFP Capital Partners III LLC	S-1	10.4.1	4/22/15
10.2.2	Form of Letter Agreement with Pavilion Venture Partners LLC	S-1	10.4.2	4/22/15
10.3.1	Letter agreement regarding corporate opportunities executed by Lishan Aklog, M.D.	S-1	10.5.1	4/22/15
10.3.2	Letter agreement regarding corporate opportunities executed by Michael Glennon	S-1	10.5.2	4/22/15
10.4#	Amended and Restated Employment Agreement between PAVmed Inc. and Lishan Aklog, M.D.	8-K	10.1	3/20/19
10.5#	Amended and Restated Employment Agreement between PAVmed Inc. and Dennis M. McGrath	8-K	10.2	3/20/19
10.6#	PAVmed Inc. Sixth Amended and Restated 2014 Long-Term Incentive Equity Plan	DEFA 14A	Annex A	5/9/25
10.7#	PAVmed Inc. Employee Stock Purchase Plan	DEF 14A	Annex B	4/30/21
10.8#	Employment Agreement between PAVmed Inc. and Michael A. Gordon	10-K	10.9	3/14/23
10.9#	Employment Agreement between PAVmed Inc. and Shaun M. O’Neil	8-K	10.1	2/24/22

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
10.10.1	Amended and Restated License Agreement, dated as of August 23, 2021, by and between Case Western Reserve University and Lucid Diagnostics Inc.	S-1/A (LUCD)	10.2	10/1/21
10.10.2†	First Amendment to Amended and Restated License Agreement, dated as of February 15, 2024, by and between Case Western Reserve University and Lucid Diagnostics Inc.	10-K (LUCD)	10.2.2	3/24/25
10.10.3†	Second Amendment to Amended and Restated License Agreement, dated as of November 7, 2024, by and between Case Western Reserve University and Lucid Diagnostics Inc.	10-K (LUCD)	10.2.3	3/24/25
10.11	Form of Stock Option Agreement	10-K	10.12	3/14/23
10.12	Form of Indemnification Agreement	10-K	10.13	3/14/23
10.13.1	Form of Securities Purchase Agreement (2026 Note)	8-K	10.1	4/4/22
10.13.2	Form of Security Agreement (2026 Note)	8-K	10.2	4/4/22
10.13.3	Form of Amendment Agreement	8-K	10.1	2/4/26
10.14	Sales Agreement, dated as of April 17, 2025, by and between Maxim Group LLC and PAVmed Inc.	8-K	1.1	4/17/25
10.15	Form of Registration Rights Agreement (Series D Preferred Stock)	8-K	10.2	2/4/26
10.16.1‡	Form of Securities Purchase Agreement (Lucid 2024 Convertible Notes)	8-K (LUCD)	10.1	11/29/24
10.16.2	Form of Registration Rights Agreement (Lucid 2024 Convertible Notes)	8-K (LUCD)	10.2	11/29/24
10.16.3	Form of Guaranty (Lucid 2024 Convertible Notes)	8-K (LUCD)	10.3	11/29/24
10.16.4‡	Form of Security Agreement (Lucid 2024 Convertible Notes)	8-K (LUCD)	10.4	11/29/24
10.17.1	Management Services Agreement, dated as of May 12, 2018, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A (LUCD)	10.4.1	10/7/21
10.17.2	Eighth Amendment to Management Services Agreement, dated as of March 22, 2024, by and between PAVmed Inc. and Lucid Diagnostics Inc.	10-K (LUCD)	10.4.9	3/25/24
10.17.3	Ninth Amendment to Management Services Agreement, dated as of August 6, 2024, by and between PAVmed Inc. and Lucid Diagnostics Inc.	10-Q (LUCD)	10.2	8/12/24
10.17.4	Tenth Amendment to Management Services Agreement, dated as of December 15, 2025, by and between PAVmed Inc. and Lucid Diagnostics Inc.	*
14.1	Form of Code of Ethics	10-K	14.1	3/14/23
19.1	Insider Trading Policy	10-K	19.1	3/24/25
21.1	List of Subsidiaries	*
23.1	Consent of CBIZ CPAs P.C.	*
23.2	Consent of Marcum LLP	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
97.1	Form of Compensation Clawback Policy	10-K	97.1	3/25/24
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
#	Management contract or compensatory plan or arrangement.
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

PAVmed Inc.

March 27, 2026	By:	/s/ Dennis M. McGrath
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

Signature	Title	Date

/s/ Lishan Aklog, M.D.	Chairman of the Board of Directors	March 27, 2026
Lishan Aklog, M.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis M. McGrath	President	March 27, 2026
Dennis M. McGrath	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Michael J. Glennon	Vice Chairman	March 27, 2026
Michael J. Glennon	Director

/s/ Debra J. White	Director	March 27, 2026
Debra J. White

/s/ Ronald M. Sparks	Director	March 27, 2026
Ronald M. Sparks

/s/ Timothy Baxter	Director	March 27, 2026
Timothy Baxter

/s/ Sundeep Agrawal, M.D.	Director	March 27, 2026
Sundeep Agrawal, M.D.

PAVMED INC.

and SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

PAVmed Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PAVmed Inc. and Subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Report of Independent Registered Public Accounting Firm

(continued)

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2019 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY
March 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

PAVmed Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PAVmed Inc. and Subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2019 to 2025.

New York, NY

March 24, 2025, except for the effects of the reverse stock split described in Note 3, as to which the date is March 27, 2026

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data)

	December 31, 2025	December 31, 2024
Assets:
Current assets:
Cash	$1,538	$1,185
Accounts receivable	15	18
Prepaid expenses, deposits, and other current assets	1,004	961
Total current assets	2,557	2,164
Fixed assets, net	77	151
Operating lease right-of-use assets	2,002	2,500
Equity method investment - at fair value	34,120	25,637
Other assets	56	208
Total assets	$38,812	$30,660
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$678	$657
Accrued expenses and other current liabilities	2,486	5,176
Operating lease liabilities, current portion	573	513
Senior Secured Convertible Notes - at fair value	11,100	29,100
Total current liabilities	14,837	35,446
Operating lease liabilities, less current portion	1,675	2,247
Total liabilities	16,512	37,693
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding 1,529,389 at December 31, 2025 and 1,412,865 shares at December 31, 2024	3,665	3,316
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series C Convertible Preferred Stock, stated value $1,080, issued and outstanding of 19,457 at December 31, 2025 and no shares issued and outstanding as of December 31, 2024	21,013	—
Common stock, $0.001 par value. Authorized, 25,000,000 shares (Note 15); 927,934 and 373,300 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	268,019	249,153
Accumulated deficit	(258,731)	(254,965)
Total PAVmed Inc. Stockholders’ Equity (Deficit)	33,967	(2,495)
Noncontrolling interests	(11,667)	(4,538)
Total Stockholders’ Equity (Deficit)	22,300	(7,033)
Total Liabilities and Stockholders’ Equity (Deficit)	$38,812	$30,660

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data)

	Years Ended
	December 31,
	2025	2024
Revenue	$71	$2,995
Operating expenses:
Cost of revenue	218	4,840
Sales and marketing	917	11,627
General and administrative	16,250	24,524
Amortization of acquired intangible assets	—	559
Research and development	4,492	5,932
Total operating expenses	21,877	47,482
Operating loss	(21,806)	(44,487)
Other income (expense):
Interest income	29	254
Interest expense	(21)	(45)
Gain on deconsolidation of subsidiary	—	72,287
Change in fair value - equity method investment	8,483	532
Change in fair value - Senior Secured Convertible Notes	(3,289)	462
Debt extinguishments loss - Senior Secured Convertible Notes	(58)	(2,535)
Debt modification expense	—	(2,000)
Management fee income	13,777	3,850
Grant income	416	109
Other income (expense), net	19,337	72,914
Income (loss) before provision for income tax	(2,469)	28,427
Provision for income taxes	—	—
Net income (loss) before noncontrolling interests	(2,469)	28,427
Net loss attributable to the noncontrolling interests	2,870	11,364
Net income (loss) attributable to PAVmed Inc.	401	39,791
Less: Series B Convertible Preferred Stock dividends earned	(356)	(329)
Less: Series C Convertible Preferred Stock dividends earned	(1,784)	—
Less: Deemed dividend on Series C Convertible Preferred Stock	(2,035)	—
Less: Deemed dividend on Subsidiary Preferred Stock attributable to the noncontrolling interests	—	(7,496)
Net income (loss) attributable to PAVmed Inc. common stockholders	$(3,774)	$31,966
Per share information(1):
Net income (loss) per share attributable to PAVmed Inc. common stockholders – basic	$(5.63)	$99.15
Net income (loss) per share attributable to PAVmed Inc. common stockholders – diluted	$(5.63)	$14.90
Weighted average common shares outstanding, basic	670,466	322,407
Weighted average common shares outstanding, diluted	670,466	2,173,398

(1)	Reflects the Company's 1-for-30 reverse stock split that became effective January 2, 2026. Refer to Note 3 - Summary of Significant Accounting Policies for further information.

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the YEAR ENDED December 31, 2025

(in thousands, except number of shares and per share data)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B		Series C
	Convertible		Convertible				Additional		Non
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance - December 31, 2024	1,412,865	$3,316	—	$—	373,300	$1	$249,153	$(254,965)	$(4,538)	$(7,033)
Dividends declared - Series B Convertible Preferred Stock	116,524	349	—	—	—	—	—	(349)	—	—
Issue common stock - PAVM ATM Facility	—	—	—	—	40,553	—	841	—	—	841
Vest - restricted stock awards	—	—	—	—	8,752	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	—	—	13,377	—	260	—	—	260
Impact of subsidiary equity transactions	—	—	—	—	—	—	8,412	—	(8,412)	—
Issuance - vendor service agreement	—	—	—	—	5,081	—	103	—	402	505
Issuance - common stock private placement offering with pre-funded warrants and Veris Health common stock issuance, net of issuance costs	—	—	—	—	85,812	—	1,422	—	948	2,370
Issuance - common stock - subsidiary, net of issuance costs	—	—	—	—	—	—	—	—	2,488	2,488
Issuance through debt exchange - Series C Convertible Preferred Stock, net of financing fees	—	—	22,347	22,347	—	—	(109)	—	—	22,238
Issuance through unsecured debt obligation cancellation - Series C Convertible Preferred Stock	—	—	2,653	2,653	—	—	—	—	—	2,653
Conversions - Series C Convertible Preferred Stock	—	—	(4,352)	(4,510)	375,834	—	4,510	—	—	—
Exchange Series C Convertible Preferred Stock to Senior Secured Convertible Debt	—	—	(1,191)	(1,260)	—	—	—	—	—	(1,260)
Dividends earned - Series C Convertible Preferred Stock	—	—	—	1,783	—	—	—	(1,783)	—	—
Deemed dividend on Series C Convertible Preferred Stock	—	—	—	—	—	—	2,035	(2,035)	—	—
Exercise Pre-funded warrants	—	—	—	—	25,225	—	—	—	—	—
Stock-based compensation - PAVmed Inc.	—	—	—	—	—	—	1,392	—	—	1,392
Stock-based compensation - subsidiaries	—	—	—	—	—	—	—	—	315	315
Net income (loss)	—	—	—	—	—	—	—	401	(2,870)	(2,469)
Balance - December 31, 2025	1,529,389	$3,665	19,457	$21,013	927,934	$1	$268,019	$(258,731)	$(11,667)	$22,300

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the YEAR ENDED December 31, 2024

(in thousands, except number of shares and per share data)

	PAVmed Inc. Stockholders’ Equity (Deficit)
	Series B
	Convertible				Additional		Non
	Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total
Balance - December 31, 2023	1,305,213	$2,993	285,943	$1	$237,608	$(294,433)	$29,813	$(24,018)
Dividends declared - Series B Convertible Preferred Stock	107,652	323	—	—	—	(323)	—	—
Issue common stock - PAVM ATM Facility	—	—	34,412	—	1,308	—	—	1,308
Vest - restricted stock awards	—	—	4,538	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	36,147	—	2,020	—	—	2,020
Conversions - subsidiary common stock - Senior Secured Convertible Note	—	—	—	—	—	—	3,801	3,801
Exercise - stock options of subsidiary	—	—	—	—	—	—	4	4
Purchase - Employee Stock Purchase Plan	—	—	1,145	—	62	—	—	62
Purchase - subsidiary common stock - Employee Stock Purchase Plan	—	—	—	—	—	—	353	353
Impact of subsidiary equity transactions	—	—	—	—	4,414	—	(4,414)	—
Issuance - vendor service agreement	—	—	11,115	—	350	—	401	751
Issuance - subsidiary preferred stock (Series A-1)	—	—	—	—	—	—	5,670	5,670
Exchange - subsidiary preferred stock (Series A and Series A-1)	—	—	—	—	—	—	(24,294)	(24,294)
Issuance through exchange - subsidiary preferred stock (Series B and Series B-1)	—	—	—	—	—	—	31,790	31,790
Issuance through sale - subsidiary preferred stock (Series B and Series B-1)	—	—	—	—	—	—	24,129	24,129
Subsidiary deemed dividends on preferred stock attributable to noncontrolling interests	—	—	—	—	—	—	(7,496)	(7,496)
Stock-based compensation - PAVmed Inc.	—	—	—	—	2,681	—	—	2,681
Stock-based compensation - subsidiaries	—	—	—	—	360	—	3,408	3,768
Transfer of intellectual property to Lucid Diagnostics Inc	—	—	—	—	350	—	—	350
Deconsolidation of subsidiary	—	—	—	—	—	—	(56,339)	(56,339)
Net income (loss)	—	—	—	—	—	39,791	(11,364)	28,427
Balance - December 31, 2024	1,412,865	$3,316	373,300	$1	$249,153	$(254,965)	$(4,538)	$(7,033)

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except number of shares and per share data)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net income (loss) - before noncontrolling interest (“NCI”)	$(2,469)	$28,427

Adjustments to reconcile net income (loss) - before NCI to net cash used in operating activities
Depreciation and amortization expense	105	1,198
Stock-based compensation	1,707	6,449
Gain on deconsolidation of subsidiary	—	(72,287)
Change in fair value - equity method investment	(8,483)	(532)
Amortization of common stock payment for vendor service agreement	505	598
Change in fair value - Senior Secured Convertible Notes	3,289	(462)
Debt extinguishment loss - Senior Secured Convertible Note	58	2,535
Non-cash lease expense	(16)	8
Changes in operating assets and liabilities:
Accounts receivable	3	43
Prepaid expenses, deposits and current and other assets	109	832
Accounts payable	24	(59)
Accrued expenses and other current liabilities	(38)	(304)
Net cash flows used in operating activities	(5,206)	(33,554)

Cash flows from investing activities
Purchase of equipment	(31)	(55)
Decrease in cash due to deconsolidation of subsidiary	—	(16,479)
Proceeds from sale of intellectual property to Lucid Diagnostics Inc.	—	350
Net cash flows provided by (used in) investing activities	(31)	(16,184)

Cash flows from financing activities
Proceeds – issue of preferred stock - subsidiary	—	29,798
Proceeds – issue of common stock and pre-funded warrants, net of financing fees	2,370	—
Proceeds – issue of common stock - subsidiary, net of financing costs	2,488	—
Payment – financing costs – debt exchange	(109)	—
Payment – Senior Secured Convertible Note – acceleration floor payments	—	(531)
Proceeds – issue of common stock - At-The-Market Facility	841	1,598
Proceeds – issue common stock – Employee Stock Purchase Plan	—	62
Proceeds – subsidiary common stock – Employee Stock Purchase Plan	—	353
Proceeds – exercise of stock options issued under equity plan of subsidiary	—	4
Net cash flows provided by financing activities	5,590	31,284
Net increase (decrease) in cash	353	(18,454)
Cash, beginning of period	1,185	19,639
Cash, end of period	$1,538	$1,185

See accompanying notes to the consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

Note 1 — The Company

Description of the Business

PAVmed is a diversified commercial-stage life sciences company operating in the medical device, diagnostics, and digital health sectors. It operates through multiple independently financed subsidiaries under a shared services model.  The Company’s strategy is to advance and commercialize innovative healthcare technologies through its subsidiaries while maintaining flexibility to structure financing at either the PAVmed level or within its subsidiaries.

The Company’s subsidiaries include Lucid Diagnostics, a commercial-stage cancer prevention medical diagnostics company that markets the EsoGuard® Esophageal DNA Test and EsoCheck® Esophageal Cell Collection Device, of which the Company is the largest voting stockholder, and Veris Health, a majority-owned digital health company focused on improving personalized cancer care during treatment and throughout survivorship through digital health tools and the development of an implantable physiological monitor designed to interface with the Veris Cancer Care Platform.

PAVmed continues to support the commercial expansion of EsoGuard through Lucid Diagnostics and to pursue strategic partnerships to expand adoption of the Veris Cancer Care Platform.  In addition, PAVmed is developing a medical device portfolio, including its PortIO implantable intraosseous vascular access device and recently licensed endoscopic imaging technology from Duke University. The Company continues to evaluate opportunities to expand its portfolio through internal development and external licensing.

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, common stock purchase warrants, preferred stock purchase warrants and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the development of a pipeline of products through commercialization, and related ongoing research and development activities and clinical trials. The Company generated $0.1 million of revenue for the year ended  December 31, 2025, however the Company expects to continue to experience recurring losses and to generate negative cash flows from operating activities in the near future.

The Company incurred a net loss attributable to PAVmed Inc. common stockholders of approximately $3.8 million and had net cash flows used in operating activities of approximately $5.2 million for the year ended  December 31, 2025. As of  December 31, 2025, the Company had negative working capital of approximately $12.3 million, with such working capital inclusive of the Senior Secured Convertible Notes classified as a current liability of an aggregate of approximately $11.1 million and approximately $1.5 million of cash. Subsequent to December 31, 2025, on February 3, 2026, concurrent with the Series D Preferred Stock Offering (as defined below), the Company redeemed all 16,962 shares of Series C Preferred Stock outstanding and refinanced all $8,415 in principal and interest of its September 2022 Senior Convertible Note, in consideration of a cash payment to the holder of approximately $22,346 (which was made using proceeds from the sale of the Series D Preferred Stock), and the issuance of the 2026 Note (as defined below) with a principal amount of $15.0 million face value principal. Refer to Note 12, Debt and Note 14, Preferred Stock for additional information.

The Company’s ability to continue operations 12 months beyond the issuance of the financial statements, will depend upon its ability to control its operating costs within the limits of the amounts collected from its management service contracts with its non-consolidated subsidiaries, to substantially increase its revenues from the Veris Cancer Care platform, and to raise additional capital through various potential sources including equity or debt financings, the exercise of outstanding warrants by the holders thereof or refinancing or restructuring existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued.

Note 3 — Summary of Significant Accounting Policies

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company has a controlling financial interest in Veris Health Inc., with the corresponding noncontrolling interest included as a separate component of consolidated stockholders’ equity (deficit), including the recognition in the consolidated statement of operations of a net loss attributable to the noncontrolling interest based on the respective minority-interest equity ownership of each subsidiary. As of September 10, 2024, PAVmed ceased to have a controlling financial interest in Lucid Diagnostics and therefore PAVmed’s consolidated results of operations include Lucid Diagnostics’ results of operations only through that date. The deconsolidation of Lucid Diagnostics has resulted in a gain recognized in PAVmed’s statement of operations for the year ended December 31, 2024. From September 10, 2024, PAVmed has elected the fair value option to account for its equity method investment in Lucid Diagnostics. See below and Note 4, Equity Method Investment for a discussion on the impact of the deconsolidation of Lucid Diagnostics. See Note 16, Noncontrolling Interest, for a discussion of each of the subsidiaries noted above. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

All amounts in the accompanying consolidated financial statements and these notes thereto are presented in thousands of dollars, if not otherwise noted as being presented in millions of dollars, except for shares and per share amounts.

Reverse Stock Split

In October 2025, the Company distributed a proxy statement for a special meeting of shareholders that was held on December 5, 2025 (the “Special Meeting”), at which the Company sought approval of an amendment to the Company’s Certificate of Incorporation, to effect, (i) a reverse split of the Company’s outstanding shares of common stock at a specific ratio, ranging from 1-for-10 to 1-for-30, to be determined by the board of directors of the Company in its sole discretion, and (ii) an associated reduction in the number of shares of common stock the Company is authorized to issue, from 250,000,000 shares to 25,000,000 shares. On December 5, 2025, the shareholders approved the above proposal to amend the Company’s Certificate of Incorporation, to effect, at any time prior to the one-year anniversary date of the Special Meeting. On December 30, 2025 the Company’s board of directors, unanimously authorized management to effect the reverse split at the ratio of 1-for-30. The reverse stock split became effective on January 2, 2026. At the effective date, every 30 shares of the Company’s common stock that were issued and outstanding were automatically combined into one issued and outstanding share, without any change in par value of such shares. No fractional shares were issued in connection with the reverse stock split. Instead, each fractional share remaining after completion of the reverse stock split that was less than a whole share was rounded up to one whole share. The reverse stock split also correspondingly affected all outstanding PAVmed equity awards and outstanding convertible securities.

All authorized, issued and outstanding stock and per share amounts contained in the accompanying consolidated financial statements have been adjusted to reflect this reverse stock split for all prior periods presented.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and the determination of corresponding carrying value reserve, if any, and liabilities and the disclosure of contingent losses, as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates in these consolidated financial statements include those related to the estimated fair value of debt obligations, preferred stock, stock-based equity awards, and common stock purchase warrants. Other significant estimates include the estimated incremental borrowing rate, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. Additionally, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

Note 3 — Summary of Significant Accounting Policies - continued

Cash

The Company maintains its cash at a major financial institution with high credit quality. At times, the balance of its cash deposits may exceed federally insured limits. The Company has not experienced losses on deposits with commercial banks and financial institutions which exceed federally insured limits.

Included in the Company’s cash as of  December 31, 2025 and  December 31, 2024 is $299 related to a restricted deposit account for a standby letter of credit associated with our corporate headquarters which has a lease maturity date in 2030.

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

Revenue Recognition

Revenues are recognized when the satisfaction of the performance obligation occurs, in an amount that reflects the consideration the Company expects to collect in exchange for those services. Until September 10, 2024, the date of deconsolidation of Lucid Diagnostics' operations from the Company's, the Company's revenue was primarily generated by Lucid’s laboratory testing services utilizing its EsoGuard Esophageal DNA tests. The services are completed upon release of a patient’s test result to the ordering healthcare provider. Revenue recognized is inclusive of both variable consideration in connection with an individual patient’s third-party insurance coverage policy and fixed consideration in connection with a contracted services arrangement with an unrelated third party legal entity. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, Revenue from Contracts with Customers, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Note 3 — Summary of Significant Accounting Policies - continued

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

Note 3 — Summary of Significant Accounting Policies - continued

Stock-Based Compensation

Stock-based awards are made to members of the board of directors of the Company, the Company’s employees and the Company's consultants, under each of the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan. The Company accounts for stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Stock Compensation (“ASC 718”).

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

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted under both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, which requires the Company to make certain weighted average valuation estimates and assumptions for stock-based awards, principally as follows:

●

With respect to the PAVmed 2014 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of PAVmed Inc. common stock over the period commensurate with the expected term with respect to stock options granted to the board of directors and employees in the years ended  December 31, 2025 and 2024;

●

With respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of Lucid Diagnostics common stock and the volatilities of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to employees in the year ended  December 31, 2024;

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

As of  December 31, 2025 and 2024, the carrying values of cash, and accounts payable, approximate their respective fair value due to the short-term nature of these financial instruments.

Equity Method Investments

Businesses that are not consolidated, but over which PAVmed exercises significant influence, are accounted for under the equity method of accounting. The determination as to whether or not PAVmed exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with PAVmed’s holdings in common stock in that company. PAVmed accounts for Lucid Diagnostics as an equity method investment beginning on September 10, 2024 through the year ended  December 31, 2025.

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

Note 3 — Summary of Significant Accounting Policies - continued

See Note 11, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 12, Debt, for a discussion of the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the Lucid March 2023 Senior Convertible Note.

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

Preferred Stock

Preferred stock issued by the Company that is subject to mandatory redemption would be classified as a liability instrument in the Company's consolidated balance sheets and would be measured at fair value at the date of issuance. Conditionally redeemable preferred stock (including preferred stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) would be classified within mezzanine equity in the Company's consolidated balance sheets. At all other times, preferred stock is classified within stockholders’ equity (deficit).

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

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of  December 31, 2025 and 2024.

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement. As of  December 31, 2025, the Company does not have any unrecognized tax benefits resulting from uncertain tax positions.

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. There were no amounts accrued for penalties or interest as of  December 31, 2025 and  December 31, 2024 or recognized during the years ended  December 31, 2025 and 2024. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

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

Notwithstanding, as the Company has a net loss for the reporting period ended December 31, 2025, only the basic weighted average common shares outstanding are used to compute the basic and diluted net loss per share attributable to PAVmed Inc. common stockholders, for the reporting period ended December 31, 2025.

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

Note 3 — Summary of Significant Accounting Policies - continued

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The guidance was adopted by the Company effective January 1, 2025, on a prospective basis. The adoption of this standard did not have a material impact on the Company's consolidated financial statements, but resulted in new or expanded disclosures upon adoption. Refer to Note 17, Income Taxes for further information.

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

Note 4 — Equity Method Investment - continued

The following presents summarized financial information related to Lucid accounted for under the equity method as of  December 31, 2025. This aggregate information has been compiled from the financial statements of Lucid.

	December 31, 2025	December 31, 2024
Cash	$34,705	$22,358
Other current assets	2,763	2,790
Non-current assets	2,977	5,567
Total assets	40,445	30,715
Current liabilities	28,582	23,524
Non-current liabilities	927	1,800
Shareholders’ equity	10,936	5,391
Total liabilities and stockholders’ equity	$40,445	$30,715
Year ended
December 31, 2025

Revenue	$4,706
Net income (loss)	$(70,569)

	January 1, 2024 -	September 11, 2024 -	Year ended
	September 10, 2024	December 31, 2024	December 31, 2024

Revenue	$2,919	$1,427	$4,346
Net income (loss)	$(38,152)	$(14,873)	$(53,025)

*Lucid was consolidated and included in PAVmed’s consolidated results for the period of January 1, 2024 through September 10, 2024. The amounts from September 11, 2024 through December 31, 2024 were not included in PAVmed’s consolidated results.

At  December 31, 2025 and December 31, 2024, the fair value of the Company’s investment in Lucid was $34.1 million and $25.6 million, respectively, with the Company recognizing unrealized gains on its investment in Lucid of $8.5 million and $0.5 million, respectively, in the accompanying consolidated statements of operations. The fair value of shares of Lucid’s common stock held by the Company was determined using the closing price of Lucid’s common stock per share on  December 31, 2025 and December 31, 2024 of $1.09 and $0.819, respectively. At  December 31, 2025 and December 31, 2024, PAVmed held approximately 27.5% and 40%, respectively, of Lucid’s common stock voting interest.

Lucid - Management Services Agreement

Lucid’s daily operations are also managed in part by personnel employed by the Company, for which the Company records management fee income, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with Lucid. The MSA may be terminated by Lucid at any time. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by the Company’s personnel to Lucid, with any such change in the MSA Fee being subject to approval of the boards of directors of each of the Company and Lucid. The monthly fee due to the Company is $1,050 which became effective on July 1, 2024. In December 2025, Lucid and the Company were authorized by their respective boards of directors to enter, and they did enter, into a tenth amendment to the MSA. Under this amendment, the monthly fee due from Lucid to the Company for December 2025 was increased from $1,050 to $2,277 (such increased amount reflects the pro rata portion of certain employee-related costs in respect of services performed by PAVmed employees for the benefit of Lucid under the MSA.) During the period following the deconsolidation of Lucid from the Company’s results of operations, i.e., from September 11, 2024 through December 31, 2024, MSA fee income was $3,850. During the year ended  December 31, 2025, MSA fee income was $13.8 million.

Note 5 — Revenue from Contracts with Customers

Revenue Recognized

The Company recognized $71 during the year ended  December 31, 2025 from subscription revenue derived from its Veris Health Cancer Care Platform. In addition, the Company's revenue for the year ended  December 31, 2024 was $2,995, primarily resulting from the delivery of patient EsoGuard test results during the period prior to the deconsolidation of Lucid Diagnostics from PAVmed's consolidated results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration.

Cost of Revenue

Until September 10, 2024, the date of deconsolidation of Lucid Diagnostics from PAVmed's consolidated results, the cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties. Presently, cost of revenues of $218 for the year ended  December 31, 2025 are principally from amounts incurred in the delivery by Veris Health of patient services including web hosting costs, patient devices, and compensation costs. The Company's cost of revenues for the year ended  December 31, 2024 was $4,840, primarily related to costs for our laboratory operations and EsoCheck device supplies.

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	December 31, 2025	December 31, 2024
Advanced payments to service providers and suppliers	$139	$115
Prepaid insurance	212	233
Deposits	414	347
Veris Box supplies	239	266
Total prepaid expenses, deposits and other current assets	$1,004	$961

Note 7 — Fixed Assets

Fixed assets, less accumulated depreciation, consisted of the following as of:

	Estimated Useful Life
	(in years)	December 31, 2025	December 31, 2024
Computer and office equipment	2 - 5	$631	$600
Laboratory equipment	3 - 7	553	553
Furniture and fixtures	3 - 5	248	248
Leasehold improvements	(1)	1	1
Assets under construction	n/a	2	2
Total Fixed Assets		1,435	1,404
Less Accumulated Depreciation		(1,358)	(1,253)
Total Fixed Assets, net		$77	$151

(1)	Lesser of remaining lease term or estimated useful life.

Depreciation expense of $105 and $639 for the years ended  December 31, 2025 and 2024, respectively, is included in general and administrative expenses in the accompanying consolidated statements of operations.

Note 8 — Leases

The components of lease expense were as follows:

	Years Ended December 31,
	2025	2024
Operating lease cost	$692	$1,520
Short-term lease cost	—	53
Variable lease cost	64	102
Total lease cost	$756	$1,675

The Company’s future lease payments as of  December 31, 2025, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s consolidated balance sheets are as follows:

2026	$725
2027	594
2028	471
2029	481
2030	367
Thereafter	—
Total lease payments	$2,638
Less: imputed interest	(390)
Present value of lease liabilities	$2,248

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$708	$1,537
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Weighted-average remaining lease term - operating leases (in years)	4.20	5.03
Weighted-average discount rate - operating leases	7.875%	7.875%

As of  December 31, 2025 and 2024, the Company’s right-of-use assets from operating leases were $2,002 and $2,500, respectively, which are reported in operating lease right-of-use assets in the consolidated balance sheets. As of  December 31, 2025 and  December 31, 2024, the Company had outstanding operating lease obligations of $2,248 and $2,760, respectively, of which $573 and $513, respectively, are reported in operating lease liabilities, current portion and $1,675 and $2,247, respectively, are reported in operating lease liabilities less current portion in the Company’s consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, as a function of the financing terms the Company would likely receive on the open market.

Note 9 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following items as of:

	December 31, 2025	December 31, 2024
Compensation and Employee Benefits	$1,199	$1,151
Operating expenses	518	1,011
Debt modification fee and payments to debt holder	—	2,652
Other current liabilities	769	362
Total accrued expenses and other current liabilities	$2,486	$5,176

The “Compensation and Employee Benefits” includes discretionary bonus payments to employees and unused employee vacation time.

Note 10 — Commitment and Contingencies

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

Note 11 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using(1)
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2025
Assets:
Investment in Lucid Diagnostics, Inc common stock	$34,120	$—	$—	$34,120
Total assets at fair value	$34,120	$—	$—	$34,120
Liabilities:
Senior Secured Convertible Note - September 2022	—	—	11,100	11,100
Total liabilities at fair value	$—	$—	$11,100	$11,100

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2024
Assets:
Investment in Lucid Diagnostics, Inc common stock	$25,637	$—	$—	$25,637
Total assets at fair value	$25,637	$—	$—	$25,637
Liabilities:
Senior Secured Convertible Note - April 2022	$—	$—	$20,300	$20,300
Senior Secured Convertible Note - September 2022	—	—	8,800	8,800
Total liabilities at fair value	$—	$—	$29,100	$29,100
(1)	There were no transfers between the respective Levels during the year ended December 31, 2025.

As discussed in Note 12, Debt, the Company issued Senior Secured Convertible Notes dated April 4, 2022 and September 8, 2022, with an initial $27.5 million face value principal ( “April 2022 Senior Convertible Note”) and an initial $11.25 million face value principal ( “September 2022 Senior Convertible Note”), respectively. Both convertible notes are accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

Note 11 — Financial Instruments Fair Value Measurements - continued

The estimated fair value of the September 2022 Senior Convertible Note as of  December 31, 2025, and the estimated fair value of the April 2022 Senior Convertible Note and the September 2022 Senior Convertible Note as of  December 31, 2024, were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

September 2022 Senior
Convertible Note:
December 31, 2025
Fair Value	$11,100
Face value principal payable	$7,839
Required rate of return	8.20% - 8.50%
Conversion Price	$32.04
Value of common stock	$6.63
Expected term (years)	0.09 - 1.00
Volatility	85% - 95%
Risk free rate	3.42% - 3.67%
Dividend yield	—%

	April 2022 Senior	September 2022 Senior
	Convertible Note:	Convertible Note:
	December 31, 2024	December 31, 2024
Fair Value	$20,300	$8,800
Face value principal payable	$17,602	$7,627
Required rate of return	9.100%	8.900%
Conversion Price	$2,250.00	$2,250.00
Value of common stock	$18.84	$18.84
Expected term (years)	0.04 - 0.26	0.69
Volatility	160.00%	160.00%
Risk free rate	4.27% - 4.31%	4.12%
Dividend yield	—%	—%

The estimated fair values recognized utilized PAVmed’s common stock prices, along with certain Level 3 inputs (as presented in the respective tables above), in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models and analyses, including the respective common stock prices, as compared to the floor price on conversions, the dividend yields, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, probability weighting on the likelihood as of December 31, 2025 of the Company exercising a 132.5% redemption on the September 2022 Senior Convertible Note (which was redeemed in February 2026) and probability weighting on the likelihood as of December 31, 2024 of shareholder approval of then-pending exchange of the April 2022 Senior Convertible Note and a portion of the September 2022 Senior Convertible Note in exchange for shares of the Company’s Series C Preferred Stock (which exchange was approved and consummated in January 2025), assumptions regarding the estimated volatility in the value of the respective common stock prices. Changes in these assumptions can materially affect the recognized estimated fair values.

Note 12 — Debt

The fair value and face value principal outstanding of the Senior Convertible Notes as of the dates indicated are as follows:

	Contractual	Stated	Conversion	Face Value
	Maturity Date	Interest Rate	Price per Share	Principal Outstanding	Fair Value
September 2022 Senior Convertible Note	December 31, 2026	7.875%	$32.04	$7,839	$11,100
Balance as of December 31, 2025				$7,839	$11,100

	Contractual	Stated	Conversion	Face Value
	Maturity Date	Interest Rate	Price per Share	Principal Outstanding	Fair Value
April 2022 Senior Convertible Note	April 4, 2025	7.875%	$32.04	$17,602	$20,300
September 2022 Senior Convertible Note	December 31, 2026	7.875%	$32.04	7,627	8,800
Balance as of December 31, 2024				$25,229	$29,100

The changes in the fair value of debt during the year ended  December 31, 2025 is as follows:

	April 2022 Senior	September 2022 Senior	Sum of Balance Sheet
	Convertible Note	Convertible Note	Fair Value Components	Other Income (expense)
Fair Value - December 31, 2024	$20,300	$8,800	$29,100	$—
Installment repayments – common stock	—	(176)	(176)	—
Non-installment payments – common stock	—	(26)	(26)	—
Principal paydown through exchange	(17,602)	(871)	(18,473)	—
Non-installment payment through exchange	(2,772)	(1,102)	(3,874)	—
Exchange Series C Preferred Stock to Senior Convertible Note	—	1,260	1,260	—
Change in fair value	74	3,215	3,289	(3,289)
Fair Value at December 31, 2025	$—	$11,100	$11,100
Other Income (Expense) - Change in fair value – year ended December 31, 2025				$(3,289)

The changes in the fair value of debt during the year ended  December 31, 2024 is as follows:

	April 2022 Senior	September 2022 Senior	Lucid March 2023 Senior	Sum of Balance Sheet
	Convertible Note	Convertible Note	Convertible Note	Fair Value Components	Other Income (expense)
Fair Value - December 31, 2023	$19,000	$11,250	$13,950	$44,200	$—
Installment repayments – common stock	—	(1,435)	(2,005)	(3,440)	—
Non-installment payments – common stock	—	(143)	(787)	(930)	—
Deconsolidation of Lucid Diagnostics	—	—	(10,268)	(10,268)	—
Change in fair value	1,300	(872)	(890)	(462)	462
Fair Value at December 31, 2024	$20,300	$8,800	$—	$29,100
Other Income (Expense) - Change in fair value – year ended December 31, 2024					$462

Note 12 — Debt - continued

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

The Company issued an additional Senior Secured Convertible Note dated September 8, 2022, referred to herein as the “September 2022 Senior Convertible Note”, with such note having a $11.25 million face value principal, a 7.875% annual stated interest rate, a contractual conversion price of $2,250.00 per share (which conversion price, in connection with the Debt Exchange Agreement, was reduced to $32.04 per share as of January 17, 2025) of the Company’s common stock. The September 2022 Senior Convertible Note may be converted into shares of common stock of the Company at the holder’s election.

During such period that the September 2022 Senior Convertible Note was outstanding, the Company was subject to financial covenants thereunder  requiring: (i) a minimum of $8.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, to not exceed 30% (the “Debt to Market Cap Ratio Test”); and (iii) the Company’s market capitalization to at no time be less than $75 million (the “Market Cap Test” and, together with the Debt to Market Cap Ratio Test, the “Financial Tests”). The Investor agreed to waive any such non-compliance in connection with the consummation of the Exchange, through December 31, 2025.

In consideration of a prior covenant waiver and maturity extension agreed to in March 2024, the Company agreed to pay the holder of the notes $2,000 in cash (or in such other form as may be mutually agreed in writing). The covenant waiver and maturity extension fee was recognized as debt modification expense on the Company’s consolidated statement of operations, and was currently included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets as of December 31, 2024.

In the year ended  December 31, 2025, approximately $176, of principal repayments along with approximately $26 of interest expense thereon, were settled through the issuance of 13,377 shares of common stock of the Company, with such shares having a fair value of approximately $260 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in debt extinguishment losses of $58 in the year ended  December 31, 2025. The average conversion price of $15.00 per share reflected a temporary price reduction consented to by the board of directors in accordance with the underlying debt agreements.

In the year ended December 31, 2024, approximately $1,435, of principal repayments along with approximately $143, of interest expense thereon, were settled through the issuance of 36,147, shares of common stock of the Company, with such shares having a fair value of approximately $2,020, (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). In addition, during the year ended December 31, 2024, the Company agreed to pay $1,059, in cash related to acceleration floor payments on these notes related to the conversion price being below the floor price, which is included in debt extinguishment loss on the Company’s consolidated statements of operations. As of December 31, 2024, approximately $652 of acceleration floor payments owed to the holder are included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets. The conversions and floor acceleration payments resulted in debt extinguishment losses of $1,501 in the year ended December 31, 2024.

Subsequent to December 31, 2025, concurrent with the Series D Preferred Stock Offering (as defined below), the Company redeemed all 16,962 shares of Series C Preferred Stock outstanding and refinanced all $8,415 in principal and interest of its September 2022 Senior Convertible Note, in consideration of a cash payment to the holder of approximately $22,346 (which was made using proceeds from the sale of the Series D Preferred Stock), and the issuance to the holder of an amended and restated 2022 Note (the “2026 Note”) with a principal amount of $15.0 million face value principal. The key terms of the 2026 Note are as follows:

The 2026 Note accrues interest at a rate of 15.0% per annum, payable in cash quarterly in arrears, and matures on February 3, 2029 (the “2026 Note Maturity Date”), subject to the right of the noteholders to extend the 2026 Note Maturity Date under certain circumstances. The 2026 Note is required to be senior to all the Company’s other indebtedness, other than certain permitted indebtedness.  The 2026 Note is secured by all existing and future assets of the Company and its subsidiaries (but not any existing or future assets of the Company’s subsidiary Lucid), pursuant to the existing security agreement by and between the Company and the Holder.

At any time, the Company may redeem all, but not less than all, of the 2026 Note, in cash, at a price equal to the sum of the Conversion Amount (as defined below) plus the amount of additional interest that would accrue under the 2026 Note assuming that the original outstanding principal of the 2026 Note remained outstanding through and including the 2026 Note Maturity Date (or, if earlier, the twenty-four month anniversary of such date) (the “Make-Whole Amount”).

 In connection with a Change of Control (as defined in the 2026 Note), a noteholder may require us to redeem all, or any portion, of the 2026 Note, in cash, at a price equal to the sum of the Conversion Amount plus the Make-Whole Amount.  In connection with an Event of Default (as described below), the noteholder may require the Company to redeem all or any portion of the 2026 Note, in cash, at a price equal to 115% of the sum of the Conversion Amount plus the Make-Whole Amount. Upon the occurrence of certain Events of Default related to bankruptcy, the Company shall immediately redeem all of the 2026 Note, in cash, at the same redemption price.

The 2026 Note provides for certain Events of Default, including, among other things, any breach of the covenants described below and any failure of both Lishan Aklog, M.D., the Company’s Chairman and Chief Executive Officer, to serve as its Chief Executive Officer and Dennis McGrath, the Company’s President and Chief Financial Officer, to serve as its Chief Executive Officer or Chief Financial Officer.

Under the 2026 Note, the Company is subject to certain customary affirmative and negative covenants regarding the rank of the 2026 Note, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, transactions with affiliates, changes in collateral and controlled accounts, among other customary matters. The Company also is subject to financial covenants requiring that (i) the amount of the Company’s available cash will equal or exceed $5.0 million as of each Measurement Date (as defined in the 2026 Note) (or, for any Measurement Date on or after July 1, 2026, $8.0 million), and (ii) the ratio of (a) the outstanding value of the 2026 Note to (b) the average VWAP of the shares of Lucid’s common stock held by the Company for the preceding 10 business days, will not exceed 65% (or, for any Measurement Date on or after July 1, 2026, 50%), provided that in no event shall the value of the shares of Lucid’s common stock held by the Company have a value of less than $20.0 million.

Any portion of the principal amount of the 2026 Note, plus accrued and unpaid interest and any late charges thereon or other charges due (the “Conversion Amount”), is convertible at any time, in whole or in part, at the noteholder’s option, into shares of the Company’s common stock at an initial fixed conversion price of $450.00 per share, subject to certain adjustments. A noteholder will not have the right to convert any portion of the 2026 Note, to the extent that, after giving effect to such conversion, the noteholder (together with certain of its affiliates and other related parties) would beneficially own in excess of 4.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such conversion.  The noteholder may from time to time increase the such maximum percentage to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to us of such increase.

Note 12 — Debt - continued

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

Under the Debt Exchange Agreement discussed above, effective as of consummation on the Exchange as of January 17, 2025, the Company also agreed to certain amendments and modifications to the September 2022 Senior Convertible Note, including, without limitation, that the conversion price thereunder was reset to $32.04 that the maturity date was extended to December 31, 2025; that any change of control or disposition by the Company of its shares of Lucid common stock would require the prior written consent of the Required Holders (as defined in the September 2022 Convertible Note); certain other terms and conditions regarding payments under the MSA and the application of the same (including that all MSA payments from Lucid must be made in cash); that the Company waives its right to redeem the September 2022 Convertible Note so long as any shares of Series C Preferred Stock are outstanding; that the Holder waives, until December 31, 2025, the financial covenants under the September 2022 Convertible Note requiring that (i) the amount of the Company’s available cash equal or exceed $8.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the September 2022 Convertible Note, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that the Company’s market capitalization shall at no time be less than $75 million; and that so long as any shares of Series C Preferred Stock remain outstanding, the Holder will be entitled to exchange all, or any portion, of the September 2022 Convertible Note (including any interest that would accrue thereon through the maturity date thereof) into shares of Lucid common stock held by the Company, at an exchange price per share of Lucid common stock equal to $0.85 per share (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events), subject to certain beneficial ownership limitations.

Subsequent to December 31, 2025, concurrent with the Series D Preferred Stock Offering, the Debt Exchange Agreement was terminated and the September 2022 Senior Convertible Note, as amended by the Debt Exchange Agreement, was amended and restated in its entirety by the issuance of the 2026 Note. As a result, the Company ceased to be subject to the amendment and modifications discussed above at such time.

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

During the year ended  December 31, 2025, the Company recognized debt extinguishment losses in total of approximately $58, in connection with the Company issuing shares of its common stock for principal repayments on convertible debt mentioned above. During the year ended December 31, 2024, the Company or Lucid (as applicable) recognized debt extinguishment losses in total of approximately $2,535.

See Note 11, Financial Instruments Fair Value Measurements, for a further discussion of fair value assumptions.

Note 13 — Stock-Based Compensation

PAVmed Inc. 2014 Long-Term Incentive Equity Plan

The PAVmed Inc. 2014 Long-Term Incentive Equity Plan (the “PAVmed 2014 Equity Plan”) is designed to enable PAVmed to offer employees, officers, directors, and consultants an opportunity to acquire shares of common stock of PAVmed. The types of awards that may be granted under the PAVmed 2014 Equity Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the PAVmed compensation committee.

A total of 163,733 shares of common stock of PAVmed are reserved for issuance under the PAVmed 2014 Equity Plan, with 34,595 shares available for grant as of  December 31, 2025. The share reservation is not diminished by a total of 2,038 PAVmed stock options and restricted stock awards granted outside the PAVmed 2014 Equity Plan as of  December 31, 2025. In January 2026, the number of shares available for grant was increased by 49,784 in accordance with the evergreen provisions of the plan. In addition, on March 27, 2026, the stockholders of the Company approved an increase in the number of shares available for grant by an additional 1,500,000.

PAVmed Stock Options

PAVmed stock options granted under the PAVmed 2014 Equity Plan and stock options granted outside such plan are summarized as follows:

		Weighted	Remaining
	Number of	Average	Contractual	Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value(2)
Outstanding stock options at December 31, 2023(4)	39,749	$785.40	7.3	$341
Granted(1)	2,683	$67.80
Exercised	—	$—
Forfeited	(6,921)	$611.10
Outstanding stock options at December 31, 2024	35,511	$765.00	6.5	$—
Granted(1)	27,201	$25.93
Exercised	—	$—
Forfeited	(16,878)	$687.17
Outstanding stock options at December 31, 2025(3)	45,834	$354.62	7.5	$—
Vested and exercisable stock options at December 31, 2025	31,063	$510.47	6.6	$—
(1)

Stock options granted under the PAVmed 2014 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.

(2)

The intrinsic value is computed as the difference between the quoted price of the PAVmed common stock on each of December 31, 2025 and December 31, 2024 and the exercise price of the underlying PAVmed stock options, to the extent such quoted price is greater than the exercise price.

(3)

The outstanding stock options presented in the table above are inclusive of 1,816 and 2,001 stock options granted outside the PAVmed 2014 Equity Plan, as of December 31, 2025 and December 31, 2024, respectively.

(4)	Share activity and weighted average grant date fair values include immaterial rounding due to the Company's 1-for-30 reverse stock split.

In January 2025, the Company accepted from employees the voluntary forfeiture of approximately 16,474 of previously granted PAVmed stock options, each with an exercise price greater than $120.00 per share and collectively with a weighted average exercise price of $701.40 per share. None of the forfeitures were from officers or board members.

On February 20, 2026, the Company granted to certain employees 37,500 stock options under the PAVmed 2014 Equity Plan with a exercise price of $9.47. Each option will vest one-third after one year then ratably over the next eight quarters.

Note 13 — Stock-Based Compensation - continued

PAVmed Restricted Stock Awards

PAVmed restricted stock awards granted under the PAVmed 2014 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Awards	Fair Value
Outstanding restricted stock awards as of December 31, 2023(1)	2,349	$1,164.29
Granted	12,996	$55.52
Vested	(4,534)	$60.79
Forfeited	—	$—
Unvested restricted stock awards as of December 31, 2024	10,811	$294.22
Granted	65,680	$14.28
Vested	(8,752)	$19.57
Forfeited	—	$—
Unvested restricted stock awards as of December 31, 2025	67,739	$58.27
(1)	Share activity and weighted average grant date fair values include immaterial rounding due to the Company's 1-for-30 reverse stock split.

On September 30, 2025, the Company awarded 45,000 shares of restricted stock to its directors and certain officers under the PAVmed 2014 Equity Plan, with such restricted stock awards having an aggregate fair value of approximately $0.6 million, which was measured using the grant date quoted closing price per share of the Company’s common stock, with the fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. Each award will vest in full on May 20, 2028.

On February 20, 2026, the Company awarded to certain employees 46,000 shares of restricted stock under the PAVmed 2014 Equity Plan. Each award will vest in full on May 20, 2029.

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan

The Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (“Lucid Diagnostics 2018 Equity Plan”) is separate and apart from the PAVmed 2014 Equity Plan discussed above. The Lucid Diagnostics 2018 Equity Plan is designed to enable Lucid Diagnostics to offer employees, officers, directors, and consultants (including PAVmed employees in their capacity as consultants performing services through the MSA), an opportunity to acquire shares of common stock of Lucid Diagnostics. The types of awards that may be granted under the Lucid Diagnostics 2018 Equity Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Lucid Diagnostics compensation committee.

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

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

		Weighted	Remaining
	Number of	Average	Contractual	Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value(2)
Outstanding stock options at December 31, 2023	5,504,383	$2.00	8.5	$765
Granted(1)	3,604,000	$1.22
Exercised	(3,333)	$1.31
Forfeited	(437,501)	$1.70
Outstanding stock options at September 10, 2024(3)	8,667,549	$1.69	8.2	$191
Vested and exercisable stock options at September 10, 2024	3,071,767	$2.25	7.0	$191

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

Note 13 — Stock-Based Compensation - continued

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan, in each case, prior to the date of deconsolidation of Lucid's results from PAVmed's financial statements, are summarized as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Awards	Fair Value
Unvested restricted stock awards as of December 31, 2023	2,337,440	$8.99
Granted	1,600,000	$1.03
Vested	(26,912)	$4.56
Forfeited	(13,088)	$4.56
Unvested restricted stock awards as of September 10, 2024	3,897,440	$5.77

In May 2024, a total of 1,600,000 restricted stock awards were granted to management under the Lucid Diagnostics 2018 Equity Plan, with such restricted stock awards having an aggregate fair value of approximately $1.5 million, which was measured using the respective grant date quoted closing price per share of Lucid Diagnostics common stock, with the fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The vesting of the restricted stock awards vest on a single vest date of May 20, 2027. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

Consolidated Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized by each of PAVmed and (through September 10, 2024, the date of PAVmed’s deconsolidation of Lucid) Lucid Diagnostics for both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Years Ended December 31,
	2025	2024
Cost of revenue	$—	$112
Sales and marketing expenses	61	1,100
General and administrative expenses	1,483	4,370
Research and development expenses	163	867
Total stock-based compensation expense	$1,707	$6,449

Note 13 — Stock-Based Compensation - continued

Stock-Based Compensation Expense Recognized by Lucid Diagnostics (through the date of Deconsolidation of Lucid)

As noted, the consolidated stock-based compensation expense presented above is inclusive of stock-based compensation expense recognized by Lucid Diagnostics (through September 10, 2024, the date of PAVmed’s deconsolidation of Lucid) inclusive of each of: stock options granted under the PAVmed 2014 Equity Plan to the three physician inventors of the intellectual property underlying the Amended CWRU License Agreement; and stock options and restricted stock awards granted to employees and consultants of PAVmed under the Lucid Diagnostics 2018 Equity Plan. The stock-based compensation expense recognized by Lucid Diagnostics (through September 10, 2024, the date of PAVmed’s deconsolidation of Lucid) for both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

Year Ended December 31,
2024
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$81
Lucid Diagnostics 2018 Equity Plan – sales and marketing	849
Lucid Diagnostics 2018 Equity Plan – general and administrative	1,484
Lucid Diagnostics 2018 Equity Plan – research and development	356
PAVmed 2014 Equity Plan - cost of revenue	30
PAVmed 2014 Equity Plan - sales and marketing	136
PAVmed 2014 Equity Plan - general and administrative	5
PAVmed 2014 Equity Plan - research and development	148
Total stock-based compensation expense – recognized by Lucid Diagnostics	$3,089

The consolidated unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under the PAVmed 2014 Equity Plan, as discussed above, is as follows:

		Weighted
		Average
		Remaining
	Unrecognized	Service Period
	Expense	(Years)
PAVmed 2014 Equity Plan
Stock Options	$210	1.6
Restricted Stock Awards	$871	2.2

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $13.22 per share and $43.80 per share during the years ended  December 31, 2025 and 2024, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Years Ended December 31,
	2025	2024
Expected term of stock options (in years)	5.5	5.8
Expected stock price volatility	101%	90%
Risk free interest rate	4.0%	4.3%
Expected dividend yield	—%	—%

Note 13 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.79 per share during the year ended December 31, 2024 (through September 10, 2024, the date of PAVmed’s deconsolidation of Lucid) calculated using the following weighted average Black-Scholes valuation model assumptions:

Year Ended December 31,
2024
Expected term of stock options (in years)	5.7
Expected stock price volatility	73%
Risk free interest rate	4.3%
Expected dividend yield	—%

PAVmed Inc. Employee Stock Purchase Plan (“PAVmed ESPP”)

Effective September 18, 2024, PAVmed’s compensation committee temporarily suspended any participation in the PAVmed ESPP. Accordingly, no shares of common stock of the Company have been purchased under the PAVmed ESPP since March 31, 2024.  Subsequent to December 31, 2025, in March 2026, PAVmed's compensation committee approved the reinstatement of the PAVmed ESPP, effective April 1, 2026.

A total of 1,144 shares of common stock of the Company were purchased for proceeds of approximately $62 on March 31, 2024 under the PAVmed ESPP. The PAVmed ESPP has a total reserve of 15,556 shares of common stock of PAVmed of which 10,218 shares are available for issue as of  December 31, 2025. In January 2026, the number of shares available-for-issue was increased by 5,556 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Inc. Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 511,884 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $353 on March 31, 2024 under the Lucid ESPP.

Note 14 — Preferred Stock

As of  December 31, 2025 and  December 31, 2024, there were 1,529,389 and 1,412,865 shares of PAVmed Series B Convertible Preferred Stock, classified in permanent equity, issued and outstanding, respectively.

PAVmed Series B Convertible Preferred Stock Dividends

The Series B Convertible Preferred Stock is issued pursuant to the PAVmed Inc. Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock Certificate of Designation”), has a par value of $0.001 per share, no voting rights, a stated value of $3.00 per share, and was immediately convertible upon its issuance. At the holders’ election, 450 shares of Series B Convertible Preferred Stock are currently convertible into one share of common stock of the Company, subject to further adjustment for the effect of future stock dividends, stock splits or similar events affecting the Company’s common stock. The Series B Convertible Preferred Stock shall not be redeemed for cash and under no circumstances shall the Company be required to net cash settle the Series B Convertible Preferred Stock.

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

PAVmed Series B Convertible Preferred Stock Dividends Earned

The Series B Convertible Preferred Stock dividends earned are included in the calculation of basic and diluted net loss attributable to PAVmed common stockholders for each of the respective corresponding periods presented in the accompanying consolidated statement of operations, inclusive of $356 of such dividends earned in the year ended  December 31, 2025; and $329 of such dividends earned in the year ended  December 31, 2024.

PAVmed Series B Convertible Preferred Stock Dividends Declared

During the year ended December 31, 2025, the Company’s board of directors declared an aggregate of approximately $349 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2024; March 31, 2025; June 30, 2025; and September 30, 2025, which have been settled by the issue of an additional aggregate 116,524 shares of Series B Convertible Preferred Stock.

During the year ended December 31, 2024, the Company’s board of directors declared an aggregate of approximately $323 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2023; March 31, 2024; June 30, 2024; and September 30, 2024, which have been settled by the issue of an additional aggregate 107,652 shares of Series B Convertible Preferred Stock.

Subsequent to December 31, 2025, in January 2026, the Company’s board of directors declared a PAVmed Series B Convertible Preferred Stock dividend, earned as of December 31, 2025, of $92, to be settled by the issue of 30,602 additional shares of Series B Convertible Preferred Stock.

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

Note 14 — Preferred Stock - continued

PAVmed Series C Convertible Preferred Stock

The Series C Preferred Stock was issued pursuant to the PAVmed Inc. Certificate of Designation of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock (“Series C Convertible Preferred Stock Certificate of Designation”) and had a par value of $0.001 per share. Each share of Series C Preferred Stock had a stated value of $1,000 (plus the amount of any dividends thereon that are capitalized), and entitled the holder thereof to a preferred dividend at a rate of 7.875% per annum, payable quarterly in arrears. The Series C Preferred Stock was entitled to vote with the holders of shares of Common Stock, voting together as one class, on all matters in which the holders of the preferred shares were permitted to vote with the class of shares of Common Stock pursuant to applicable law, on an as-converted basis (subject to certain limitations, including the beneficial ownership limitation described below).

The Series C Preferred Stock was pari passu with the Series B Convertible Preferred Stock, and was senior to all of the Company’s other equity securities. Upon liquidation, a holder of Series C Preferred Stock was entitled to receive in cash out of the assets of the Company, before any amount would be paid to the holders of any of shares of the Company’s common stock, but pari passu with the holders of any Series B Preferred Stock then outstanding, an amount per share equal to the greater of (A) the sum of (i) 110% of the stated value (plus any accrued and unpaid dividends or other amounts then payable thereon) of such share of Series C Preferred Stock then outstanding and (ii) a ratable portion of 100% of the stated value (plus any accrued and unpaid dividends or other amounts then payable thereon) of the Series B Preferred Stock then outstanding and (B) the amount per share such holder would receive if such holder converted such share of Series C Preferred Stock into the Company’s common stock immediately prior to the date of such payment.

The stated value of each share of Series C Preferred Stock, plus accrued and unpaid dividends thereon, was convertible at any time, in whole or in part, at the holder’s option, into shares of the Company’s common stock at an initial fixed conversion price of $32.04 per share, subject to certain adjustments (including as a result of voluntary conversion price reductions approved by the Company’s board).

At any time following the occurrence of a Triggering Event (as defined below), a holder of shares of the Series C Preferred Stock had the right to elect to convert shares of Series C Preferred Stock into the Company’s common stock at an alternate conversion price equal to the lower of: (i) the fixed conversion price then in effect, and (ii) the lowest of (A) 80% of the VWAP of the Company’s common stock as of the trading day immediately preceding the delivery or deemed delivery of the applicable notice of conversion, (B) 80% of the VWAP of the Company’s common stock as of the trading day of the delivery or deemed delivery of the applicable notice of conversion, and (C) 80% of the average VWAP of the Company’s common stock for each of the two trading days with the lowest VWAP of the Company’s common stock during the ten consecutive trading day period ending and including the trading day immediately prior to the delivery or deemed delivery of the applicable notice of conversion, but in the case of clause (ii), not less than $6.408 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events) (such price, the “Alternate Conversion Price”). The term “Triggering Event” included events that would constitute an event of default under the September 2022 Senior Convertible Note, in addition to the failure of the Company to complete a Qualified Company Optional Redemption (as defined below) by March 31, 2025 (the “QCOR Triggering Event”), although the holder of the Series C Preferred Stock had waived the occurrence of any QCOR Triggering Event through November 30, 2025. As of December 31, 2025, the waiver had not been extended. Notwithstanding the foregoing, the holder did not exercise its right to elect an alternate conversion right during December 2025. However subsequent to December 31, 2025, on February 3, 2026, the holder provided a retrospective waiver covering the period from December 1, 2025 through such date.

The Company measured the fair value of the embedded derivatives as of December 1, 2025 and December 31, 2025 and determined the value was de minimis. Subsequent to December 31, 2025, upon the redemption of the Series C Preferred Stock on February 3, 2026, the embedded derivatives were extinguished.

Note 14 — Preferred Stock - continued

The Company had the right to redeem all, but not less than all, of the shares of Series C Preferred Stock at a redemption price equal to 132.5% of the aggregate stated value of the Series C Preferred Stock plus all accrued and unpaid dividends and other amounts then payable thereon. The Company also had an additional one-time right to redeem a portion of the shares of Series C Preferred Stock with an aggregate stated value of at least $5 million at the same redemption price (a “Qualified Company Optional Redemption”).

A holder could not convert any of the shares of Series C Preferred Stock, to the extent that, after giving effect to such conversion, such holder (together with certain of its affiliates and other related parties) would beneficially own in excess of 9.99% of the shares of the Company’s common stock outstanding immediately after giving effect to such conversion (the “Maximum Percentage”). The Holder could have from time to time increased or decreased the Maximum Percentage; provided that in no event could the Maximum Percentage exceed 9.99%, provided, further, that any such increase would not be effective until the 61st day after delivery of a notice to the Company of such increase.

The Company and its subsidiaries (other than Lucid) were subject to certain customary affirmative and negative covenants regarding the rank of the Series C Preferred Stock, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, transactions with affiliates and the ability to complete stock splits, among other customary matters. The Company also is subject to a financial covenant requiring that it maintain its cash flow on a break-even basis.

During 2025, the Company and the holder of the Series C Preferred Stock entered into a series of waiver agreements (the “2025 Waivers”) pursuant to which, among other things, the holder granted certain waivers, including those necessary to permit the Company and Veris to consummate certain offerings (as described in Note 15, Common Stock and Common Stock Purchase Warrants). In consideration, the Company temporarily reduced the contractual conversion price of the Series C Preferred Stock to $12.00 during specified adjustment periods spanning February 18, 2025 through November 30, 2025, subject to aggregate limits on the number of shares issuable at such reduced conversion price, which were increased through multiple amendments from 33,334 shares initially to 366,667 shares by November 2025.

The Company pursuant to the 2025 Waivers also granted the holder of the Series C Preferred Stock the right, exercisable during the applicable waiver periods, to exchange up to $2.0 million per waiver period of Series C Preferred Stock for an equivalent increase in the principal amount of the September 2022 Senior Convertible Note (although no exchange elections were made under this provision during any of the waiver periods) (the “2025 Exchange Right”). The 2025 Exchange Right granted pursuant to the 2025 Waivers provided the holder with a substantive redemption feature outside of the Company’s control during the waiver period. As a result, during the applicable waiver periods, the affected Series C Preferred Stock no longer met the criteria for classification as permanent equity and was reclassified to mezzanine equity. The 2025 Exchange Right expired unexercised on November 30, 2025, at which time the Company reclassified the affected Series C Preferred Stock back to permanent equity.

On June 16, 2025, the Company and the holder of the Series C Preferred Stock entered into a waiver agreement (the “Q3 2025 Waiver”), which, among other things, included waivers of certain provisions to permit the Veris June 2025 Equity Offering, as further described in Note 16, Noncontrolling Interest. Under the terms of the Q3 2025 Waiver the parties agreed that an amount of the stated value of the Series C Preferred Stock equal to 50% of the gross proceeds raised in certain future financings would be exchanged, effective December 15, 2025, for an equivalent increase in the amount outstanding under the September 2022 Senior Convertible Note. On June 23, 2025, Veris Health entered into subscription agreements to sell shares of Veris Health common stock and warrants, resulting in gross proceeds of $2,520 (net proceeds of $2,488, net of issuance costs). As a result of this financing $1,260 of Series C Preferred Stock was exchanged for an equivalent increase in the amount outstanding under the September 2022 Senior Convertible Note, effective as of December 15, 2025.

For each conversion price reduction, the Company recognized the incremental value as a deemed dividend to the holder of the Series C Preferred Stock. In the aggregate, the Company recognized deemed dividend charges of $2,035 for the year ended December 31, 2025, which increased net loss available to common stockholders on the consolidated statements of operations. The incremental fair value associated with the Series C Preferred Stock modifications was determined using Monte Carlo simulation models. The fair value of the conversion price reduction was estimated based on the adjusted conversion price of $12.00 and the applicable number of shares of the Company’s common stock issuable upon conversion, including the impact of any additional share allotments. The models utilized the following assumptions: a required rate of return of 14.5%, dividend yield of 0%, volatility of 40%, and risk-free rates ranging from 3.50% to 4.30%. The estimated fair value of the reduced conversion price was compared to the fair value of the conversion price immediately prior to each modification, which reflected a conversion price of $32.04 and incorporated the same required rate of return, dividend yield, expected volatility, and risk-free interest rate assumptions. The excess of the fair value of the modified conversion feature over the fair value immediately prior to the modification was recognized as a deemed dividend.

Note 14 — Preferred Stock - continued

During the year ended December 31, 2025, the Company elected to capitalize each of the quarterly dividends earned on its Series C Preferred Stock, which totaled $1,784 in the aggregate. As a result, the stated value increased from $1,000 to $1,080 over the same period.

In the year ended  December 31, 2025, the Company issued 375,834 shares of its common stock upon the conversion of 4,352 shares of Series C Preferred Stock, resulting in the reduction of the Series C Preferred Stock stated value by $4,510. Subsequent to  December 31, 2025, the Company issued 433,546 shares of its common stock upon the conversion of 2,495 shares of Series C Preferred Stock. Further, on February 3, 2026, concurrently with the Series D Preferred Stock Offering (as defined below), the Company redeemed all 16,962 shares of Series C Preferred Stock outstanding and refinanced all $8,415 in principal and interest of its September 2022 Senior Convertible Note, in consideration of a cash payment to the holder thereof of approximately $22.3 million (which was made using proceeds from the sale of the Series D Preferred Stock), and the issuance of the 2026 Note with a principal amount of $15.0 million face value principal.

PAVmed Series D Convertible Preferred Stock

Subsequent to December 31, 2025, on February 3, 2026, the Company entered into subscription agreements with certain accredited investors (the “Series D Preferred Stock Investors”) and, pursuant to and concurrently with the execution of the Subscription Agreements, sold to the Series D Preferred Stock Investors, for an aggregate purchase price of $30 million, (i) 30,000 shares of the Company’s newly designated Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), and (ii) warrants (the “Series D Preferred Stock Warrant”) to purchase an additional 30,000 shares of Series D Preferred Stock, with each investor receiving 100 shares of Series D Preferred Stock and a warrant to purchase 100 shares of Series D Preferred Stock for each $100 of its investment (the “Series D Preferred Stock Offering”). The initial conversion price of the Series D Preferred Stock is $6.50 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions.

On March 27, 2026, PAVmed's shareholders approved the conversion of the Series D Preferred Stock into shares of our common stock. Promptly following such approval, 100% of the Series D Preferred Stock was converted in full into 4,615,393 shares of our common stock.

Notwithstanding the conversion of the Series D Preferred Stock into shares of our common stock, the Series D Preferred Stock Warrants remain outstanding. Upon the publication by Molecular Diagnostic Services Program (MolDx) of a draft local coverage determination that EsoGuard will be covered by Medicare, the Series D Preferred Stock Warrant will be callable by the Company at a price of $0.001 per warrant share. The Company may send written notice to the holders after such condition has been satisfied and, after receipt of such notice, the holders will have 30 days to exercise the warrants.

Note 15 — Common Stock and Common Stock Purchase Warrants

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

From and after the reverse split through January 20, 2026, the minimum bid price of the Company's common stock was greater than $1. On January 21, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq, stating the Company had regained compliance with the $1 minimum bid price requirement for continued listing on the Nasdaq Capital Market.

In the year ended  December 31, 2025, 13,377 shares of the Company’s common stock were issued upon conversion, at the election of the holder, of the September 2022 Senior Convertible Note, for $176 face value principal repayments, as discussed in Note 12, Debt.

In the year ended  December 31, 2025, the Company sold 40,553 shares through their at-the-market equity facility for net proceeds of approximately $841, after payment of 3% commissions.

In the year ended  December 31, 2025, the Company issued 5,081 shares of common stock to vendors in exchange for $103 of agreed upon services, which is included in general and administrative operating expenses on the Company’s consolidated statement of operations.

On February 21, 2025, the Company and Veris, pursuant to subscription agreements, dated as of February 18, 2025 (each, a “Veris Subscription Agreement”) and with certain accredited investors (collectively, the “Veris Investors”), consummated an offering (the “Veris Offering”) of 85,812 shares of the Company’s common stock and pre-funded warrants to purchase 25,225 shares of the Company’s common stock (the “Pre-Funded Warrants”), at a purchase price of $21.345 per share or warrant share (as applicable). In addition, Veris issued to each Veris Investor approximately 6.098 shares of Veris’ common stock for each share or warrant share (as applicable) purchased by such Veris Investor, for an aggregate of 677,143 shares of Veris’ common stock. The Veris Offering generated gross proceeds to the Company of $2.37 million. The Pre-Funded Warrants were classified (through their date of exercise, on June 19, 2025) as equity as they were indexed to the Company’s own stock and met the criteria for equity classification. The proceeds received were recorded in additional paid-in capital with no subsequent remeasurement.

Note 15 — Common Stock and Common Stock Purchase Warrants - continued

Each Veris Subscription Agreement contains customary representations, warranties, covenants and indemnities of the Company and the Veris Investors, as well as a covenant by the Company to provide the Veris Investors with protection against subsequent equity raises by the Company or Veris at a lower purchase price (solely to the extent the Veris Investors continue to hold the shares issued in the Veris Offering), with such protection to be effected through the issuance of additional shares of Veris’ common stock. In addition, the Company (i) granted the Veris Investors a 100% participation right in future offerings of equity securities of the Company or its majority-owned subsidiaries, subject to existing participation rights of the Company’s debt holder, and (ii) agreed not to incur, and not to permit its majority-owned subsidiaries to incur, any indebtedness until August 18, 2026, subject to certain exceptions. The Company also entered into a registration rights agreement (the “Veris Registration Rights Agreement”) with the Veris Investors, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of the Company’s common stock issued in the Veris Offering, including the shares underlying the Pre-Funded Warrants. This registration statement was filed and became effective as of April 15, 2025.

Common Stock Purchase Warrants

As of December 31, 2024, Series Z Warrants outstanding totaled 11,937,450 representing the right to purchase 26,528 shares of the Company’s common stock. The Series Z Warrants were exercisable to purchase one whole share of common stock of the Company at an exercise price of $704.40. All such unexercised warrants expired in accordance with their terms on April 30, 2025. During the year ended  December 31, 2025, there were no Series Z Warrants exercised.

Note 16 — Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is summarized for the periods indicated as follows:

	December 31, 2025	December 31, 2024
NCI – equity	$(4,538)	$29,813
Net loss attributable to NCI	(2,870)	(11,364)
Impact of subsidiary equity transactions	(8,412)	(4,414)
Veris Health issuance of common stock for settlement of vendor service agreement	402	—
Veris Offerings	3,436	—
Lucid Diagnostics proceeds from issuance of preferred stock Series A and A-1	—	5,670
Lucid Diagnostics exchange of preferred stock Series A and Series A-1	—	(24,294)
Lucid Diagnostics issuance through exchange - Series B and Series B-1	—	31,790
Lucid Diagnostics issuance through sale - Series B and Series B-1	—	24,129
Lucid Diagnostics deemed dividend on preferred stock	—	(7,496)
Lucid Diagnostics issuance of common stock for settlement of vendor service agreement	—	401
Lucid Diagnostics 2018 Equity Plan stock option exercise	—	4
Lucid Diagnostics Employee Stock Purchase Plan Purchase	—	353
Conversion of Lucid Diagnostics common stock for Senior Secured Convertible Debt	—	3,801
Stock-based compensation expense - Lucid Diagnostics 2018 Equity Plan	—	2,771
Stock-based compensation expense - Veris Health 2021 Equity Plan	315	637
Deconsolidation of Lucid	—	(56,339)
NCI – equity	$(11,667)	$(4,538)

The consolidated NCI presented above is with respect to the Company’s consolidated subsidiaries as a component of consolidated total stockholders’ equity as of  December 31, 2025 and  December 31, 2024; and the recognition of a net loss attributable to the NCI in the consolidated statement of operations for the periods beginning on the acquisition date of the respective subsidiaries.

Note 16 — Noncontrolling Interest - continued

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

Lucid Diagnostics — Deemed Dividend on Series A and Series A-1 Convertible Preferred Stock Exchange Offer

The fair value of the consideration given in the form of the issue of 31,790 shares of Lucid Series B Convertible Preferred Stock, with such fair value recognized as the carrying value of such issued shares of Lucid Series B Convertible Preferred Stock, as compared to the carrying value of the extinguished Lucid Series A and Lucid Series A-1 Convertible Preferred Stock (carrying value of $24,294), resulting in an excess of fair value of $7,496 recognized as a deemed dividend charged to accumulated deficit in the consolidated balance sheet on March 13, 2024, with such deemed dividend included as a component of net loss attributable to common stockholders.

Veris Health

As of  December 31, 2025, there were 10,763,186 shares of common stock of Veris Health issued and outstanding, of which PAVmed holds an 58.32% majority-interest ownership and PAVmed has a controlling financial interest, with the remaining 41.68% minority-interest ownership held by unrelated third-parties. These ownership interests in Veris Health do not reflect the approximately $24.0 million of intercompany debt owed by Veris to PAVmed, which at the stated conversion price of $1.50, is convertible into 16,001,294 shares of common stock of Veris Health; giving effect to the conversion of such note, PAVmed’s ownership interest in Veris would be 83.2%. Accordingly, Veris Health is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the accompanying consolidated balance sheets.

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

Note 16 — Noncontrolling Interest - continued

On October 7, 2025, the Company announced the launch of the commercial phase of Veris’ strategic partnership with The Ohio State University Comprehensive Cancer Center – Arthur G. James Cancer Hospital and Richard J. Solove Research Institute (“OSUCCC – James”). In conjunction with such event and pursuant to a previously executed strategic partnership agreement between Veris and OSUCCC — James, OSUCCC — James earned a 2% equity interest in Veris (which, when issued, would dilute the other Veris shareholders proportionately).

Certain investors have been granted anti-dilution rights by Veris, pursuant to which Veris may be obligated to issue such investors additional shares of common stock, in the event of certain financings by PAVmed or Veris. Subsequent to December 31, 2025, on February 3, 2026 such anti-dilution rights were triggered by the February 2026 Financing. Accordingly, promptly after such financing, Veris issued to the investors holding those rights, in the aggregate, 1,260,792 shares of its common stock.

Note 17 — Income Taxes

Income tax (benefit) expense for respective periods noted is as follows:

	Years Ended December 31,
	2025	2024
Current
Federal, State and Local	$—	$—
Deferred
Federal	5,708	(6,965)
State and Local	2,080	(3,725)
Current and Deferred tax (benefit) expense	7,788	(10,690)
Less: Valuation allowance reserve	(7,788)	10,690
Income tax expense (benefit)	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the year ended December 31, 2025 is as follows:

	December 31, 2025
	Percent	Amount
U.S. federal statutory rate	21.0%	$(518)

State income tax (net of federal benefit)	(1.1)%	27
New Jersey revaluation of DTA	(30.5)%	754
Pennsylvania revaluation of DTA	(28.5)%	703
Other states revaluation of DTA	0.8%	(20)
New Jersey deferred true-up	(2.4)%	60
Pennsylvania deferred true-up	(5.1)%	125
Other states deferred true-up	(0.3)%	8
New Jersey valuation allowance	20.8%	(513)
Pennsylvania valuation allowance	42.9%	(1,060)
Other states valuation allowance	2.8%	(70)
Total state taxes (net of federal benefit)	(0.6)%	14

Permanent differences	(0.8)%	20
Fair Value adjustments	(28.0)%	691
Tax credits	(10.6)%	262
Foreign tax effects	0.0%	-
New tax law changes	0.0%	-
Effect of Cross - Border Tax Laws	0.0%	-
Changes in Unrecognized Benefits	0.0%	-
Federal deferred true-up	(230.5)%	5,689
Change in valuation allowance	249.5%	(6,158)
Effective tax rate	—%	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the year ended December 31, 2024 is as follows:

Year Ended December 31,
2024
U.S. federal statutory rate	21.0%
U.S. state and local income taxes, net of federal benefit	(8.4)%
Permanent differences	4.8%
Gain on deconsolidation of subsidiary	(53.4)%
Tax credits	(2.2)%
Revaluation of state deferred taxes	(1.9)%
Federal deferred true-up	2.4%
State deferred true-up	0.1%
Valuation allowance	37.6%
Effective tax rate	—%

For the year ended December 31, 2025, the components of the Company’s income tax paid are state and local taxes primarily from California, Massachusetts and New Jersey. For the year ended December 31, 2024, there were no income taxes paid.

Substantially all sources of losses before provision for income tax were derived from sources within the United States. No income was derived from foreign sources for the years ended December 31, 2025 and 2024.

Note 17 — Income Taxes - continued

The tax effects of temporary differences which give rise to the net deferred tax assets for the respective period noted is as follows:

	Years Ended December 31,
	2025	2024
Deferred Tax Assets
Net operating loss	$27,565	$30,439
Stock-based compensation expense	3,875	4,131
Lease liabilities	504	741
Research and development expenditures	1,916	4,434
Research and development tax credit carryforwards	2,621	2,883
Accrued expenses	216	249
Section 195 deferred start-up costs	17	19
Deferred tax assets	$36,714	$42,896

Deferred Tax Liabilities
Operating lease right-of-use assets	(450)	(671)
Depreciation	(5)	(59)
Unrealized Gains on Equity Method Investments	(2,024)	(143)
Deferred Tax Liabilities	$(2,479)	$(873)

Deferred tax assets, net of deferred tax liabilities	34,235	42,023
Less: valuation allowance	(34,235)	(42,023)
Deferred tax assets, net after valuation allowance	$—	$—

Note 17 — Income Taxes - continued

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

As required by FASB ASC Topic 740, Income Taxes, (ASC 740), a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. Accordingly, the Company evaluated the positive and negative evidence bearing upon the estimated realizability of the net deferred tax assets, and based on the Company’s history of operating losses, concluded it is more-likely-than-not the deferred tax assets will not be realized, and therefore recognized a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, as of  December 31, 2025 and 2024. As of  December 31, 2025 and 2024, the deferred tax asset valuation allowance decreased by $7.8 million and increased by $51.6 million, respectively. Of the $7.8 million change in the valuation allowance for the year ended December 31, 2025, $6.1 million relates to federal and is separately stated in the rate reconciliation. For the year ended December 31, 2024, due to the deconsolidation of Lucid on September 10, 2024, changes to the valuation allowance reported a decrease of $62.3 million in the gain on deconsolidation of Lucid and an increase of ($10.7) million through current year operations, netting to a total change of $51.6 million.

The Company has total estimated federal net operating loss (“NOL”) carryforward of approximately $131.2 million and $144.9 million as of  December 31, 2025 and 2024, respectively, which is available to reduce future taxable income, of which approximately $13.8 million have statutory expiration dates commencing in 2037, and approximately $117.4 million which do not have a statutory expiration date. The Company has not yet conducted a formal analysis and the NOL carryforward and general business credits may be subject-to limitation under U.S. Internal Revenue Code (“IRC”) Section 382 (provided there was a greater than 50% ownership change, as computed under such IRC Section 382). The State and Local NOL carryforwards of approximately $184.1 million have statutory expiration dates commencing in 2037. The Company has total estimated research and development (“R&D”) tax credit carryforward of approximately $2.6 million as of  December 31, 2025 which are available to reduce future tax expense and have statutory expiration dates commencing in 2037.

The Company files income tax returns in the United States in federal and applicable state and local jurisdictions. The Company’s tax filings for the years 2022 and thereafter each remain subject to examination by taxing authorities. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company has not recognized any penalties or interest related to its income tax provision.

Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S.  Key provisions of the OBBBA include making permanent certain aspects of the 2017 Tax Cuts and Jobs Act, modifying certain international tax rules, and restoring provisions that accelerate deductions for certain business investments and expenditures.  The legislation has multiple effective dates, with certain provisions effective in 2025 and other implemented in subsequent years.  The OBBBA did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025, and the Company does not expect the changes to have a material impact on the provision for income taxes or net income in future periods.

Note 18 — Net Income (Loss) Per Share

The Net income (loss) per share - attributable to PAVmed Inc. - basic and diluted and Net income (loss) per share - attributable to PAVmed Inc. common stockholders - basic and diluted - for the respective periods indicated - is as follows:

	Years Ended December 31,
	2025	2024
Numerator
Net income (loss) - before noncontrolling interest	$(2,469)	$28,427
Net income (loss) attributable to noncontrolling interest	2,870	11,364
Net income (loss) - as reported, attributable to PAVmed Inc.	$401	$39,791

Series B Convertible Preferred Stock dividends – earned	$(356)	$(329)
Series C Convertible Preferred Stock dividends – earned	$(1,784)	$—
Deemed dividend on Series C Convertible Preferred Stock	$(2,035)	$—
Deemed dividend on Subsidiary Preferred Stock attributable to the noncontrolling interests	$—	$(7,496)
Net income (loss) attributable to PAVmed Inc. common stockholders used in basic EPS calculation	$(3,774)	$31,966
Fair Value Adjustment for diluted EPS calculation	$—	$428
Net income (loss) attributable to PAVmed Inc. common stockholders used in dilutive EPS calculation	$(3,774)	$32,394

Denominator
Weighted average common shares outstanding, basic	670,466	322,407
Add: Restricted stock awards	—	9,583
Add: Senior Convertible Note	—	1,841,408
Weighted average common shares outstanding, diluted	670,466	2,173,398

Net income (loss) per share (1)
Net income (loss) per share attributable to PAVmed Inc. common stockholders, basic	$(5.63)	$99.15
Net income (loss) per share attributable to PAVmed Inc. common stockholders, diluted	$(5.63)	$14.90

(1) - Convertible preferred stock and restricted stock awards would potentially be considered a participating security under the two-class method of calculating net income (loss) per share. For periods where losses are presented, such holders are not contractually obligated to share in the losses, there is no impact on the Company's net income (loss) per share calculation for the periods indicated.

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

Note 18 — Net Income (Loss) Per Share - continued

Basic weighted-average number of shares of common stock outstanding for the years ended  December 31, 2025 and 2024 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for the year ended December 31, 2025, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	December 31,
	2025	2024
Stock options	45,834	35,511
Restricted stock awards	67,739	—
Series Z Warrants	—	26,528
Senior Convertible Note	1,312,710	—
Series B Convertible Preferred Stock	3,237	2,990
Series C Convertible Preferred Stock	740,657	—
Total	2,170,177	65,029

Potential common stock equivalents associated with the Company’s September 2022 Convertible Note and the Series C Preferred Stock were excluded from the computation of diluted loss per share for the year ended December 31, 2025, because their effect would have been anti-dilutive. The September 2022 Convertible Note and the Series C Preferred Stock were redeemed on February 3, 2026, as described in Note 12, Debt and Note 14, Preferred Stock.

The total stock options are inclusive of 1,816 and 2,001 stock options as of  December 31, 2025 and 2024, respectively, granted outside the PAVmed 2014 Equity Plan.

Note 19 — Segment Information

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

During the years ended  December 31, 2025 and 2024 revenues resulting from the delivery of patient EsoGuard test results and Veris Platform subscription services were concentrated in the United States. The measure of segment assets is reported on the balance sheet as total consolidated assets, and concentrated in the United States.