Form 10-Q
period 2026-03-31
PAVmed Inc.
filed 2026-05-14
CIK 1624326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of March 31, 2026 and May 12, 2026, there were 6,383,089 and 7,272,739 shares, respectively, of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the PAVmed 2014 Long-Term Incentive Equity Plan as of such date).

i

Part I - Financial Information

Item 1. Financial Statements

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash	$6,460	$1,538
Accounts receivable	21	15
Prepaid expenses, deposits, and other current assets	933	1,004
Total current assets	7,414	2,557
Fixed assets, net	79	77
Operating lease right-of-use assets	1,872	2,002
Equity method investment - at fair value	35,998	34,120
Other assets	56	56
Total assets	$45,419	$38,812
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$983	$678
Accrued expenses and other current liabilities	2,093	2,486
Operating lease liabilities, current portion	588	573
Senior Secured Convertible Notes - at fair value	—	11,100
Total current liabilities	3,664	14,837
Senior Secured Convertible Notes - at fair value	14,900	—
Rights liability	345	—
Operating lease liabilities, less current portion	1,522	1,675
Total liabilities	20,431	16,512
Commitments and contingencies (Note 7)
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series B Convertible Preferred Stock, par value $0.001, issued and outstanding of 1,559,991 shares at March 31, 2026 and 1,529,389 shares at December 31, 2025	3,757	3,665
Preferred stock, $0.001 par value. Authorized, 20,000,000 shares; Series C Convertible Preferred Stock, stated value $1,080, no shares issued and outstanding at March 31, 2026, issued and outstanding of 19,457 shares as of December 31, 2025	—	21,013
Common stock, $0.001 par value. Authorized, 25,000,000 shares (Note 12); 6,269,384 and 927,934 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	6	1
Additional paid-in capital	294,788	268,019
Accumulated deficit	(259,028)	(258,731)
Total PAVmed Stockholders’ Equity (Deficit)	39,523	33,967
Noncontrolling interests	(14,535)	(11,667)
Total Stockholders’ Equity (Deficit)	24,988	22,300
Total Liabilities and Stockholders’ Equity (Deficit)	$45,419	$38,812

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$22	$8
Operating expenses:
Cost of revenue	97	36
Sales and marketing	216	247
General and administrative	6,356	4,384
Research and development	1,388	787
Total operating expenses	8,057	5,454
Operating loss	(8,035)	(5,446)
Other income (expense):
Interest income	19	8
Interest expense	(3)	(4)
Change in fair value - equity method investment	1,878	21,004
Change in fair value - Senior Secured Convertible Notes	3,360	(49)
Debt extinguishments loss - Senior Secured Convertible Notes	(3,422)	(58)
Change in fair value - warrant liability	1,831	—
Change in fair value - rights liability	30	—
Management fee income	3,150	3,150
Grant income	168	18
Other expense	(40)	—
Other income (expense), net	6,971	24,069
Income (loss) before provision for income tax	(1,064)	18,623
Provision for income taxes	—	—
Net income (loss) before noncontrolling interests	(1,064)	18,623
Net loss attributable to the noncontrolling interests	1,004	345
Net income (loss) attributable to PAVmed	(60)	18,968
Less: Series B Convertible Preferred Stock dividends earned	(94)	(86)
Less: Series C Convertible Preferred Stock dividends earned	(145)	(398)
Less: Deemed dividend on Series C Convertible Preferred Stock	(6,689)	(789)
Net income (loss) attributable to PAVmed common stockholders	$(6,988)	$17,695
Per share information:
Net income (loss) per share attributable to PAVmed common stockholders – basic	$(4.42)	$38.26
Net income (loss) per share attributable to PAVmed common stockholders – diluted	$(4.42)	$10.10
Weighted average common shares outstanding, basic	1,580,788	462,539
Weighted average common shares outstanding, diluted	1,580,788	1,746,739

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2026

(in thousands except number of shares and per share data - unaudited)

	PAVmed Stockholders' Equity (Deficit)
	Series B Convertible		Series C Convertible				Additional		Non
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - December 31, 2025	1,529,389	$3,665	19,457	$21,013	927,934	$1	$268,019	$(258,731)	$(11,667)	$22,300
Dividends declared - Series B Convertible Preferred Stock	30,602	92	—	—	—	—	—	(92)	—	—
Vest - restricted stock awards	—	—	—	—	34	—	—	—	—	—
Impact of subsidiary equity transactions	—	—	—	—	—	—	1,872	—	(1,872)	—
Issuance - vendor service agreement	—	—	—	—	225,000	—	1,951	—	—	1,951
Conversions - Series C Convertible Preferred Stock	—	—	(2,495)	(1,387)	433,546	—	1,387	—	—	—
Conversion - Series D Convertible Preferred Stock (1)	—	—	—	—	4,615,393	5	16,387	—	—	16,392
Reclassify Series D Preferred Stock Warrants to permanent equity	—	—	—	—	—	—	11,687	—	—	11,687
Deemed dividend - redemption of Series C Convertible Preferred Stock	—	—	(16,962)	(19,771)	—	—	(6,689)	—	—	(26,460)
Dividends earned - Series C Convertible Preferred Stock	—	—	—	145	—	—	—	(145)	—	—
Issuance of shares related to reverse stock split	—	—	—	—	67,477	—	—	—	—	—
Stock-based compensation - PAVmed	—	—	—	—	—	—	174	—	—	174
Stock-based compensation - subsidiary	—	—	—	—	—	—	—	—	8	8
Net income (loss)	—	—	—	—	—	—	—	(60)	(1,004)	(1,064)
Balance - March 31, 2026	1,559,991	$3,757	—	$—	6,269,384	$6	$294,788	$(259,028)	$(14,535)	$24,988

(1) For additional details on the Series D transaction, see Note 11, Preferred Stock.

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2025

(in thousands, except number of shares and per share data - unaudited)

	Mezzanine Equity		PAVmed Stockholders' Equity (Deficit)
	Series C Convertible		Series B Convertible		Series C Convertible				Additional		Non
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance - December 31, 2024	—	$—	1,412,865	$3,316	—	$—	373,300	$1	$249,153	$(254,965)	$(4,538)	$(7,033)
Dividends declared - Series B Convertible Preferred Stock	—	—	28,270	84	—	—	—	—	—	(84)	—	—
Issue common stock - PAVM ATM Facility	—	—	—	—	—	—	40,553	—	841	—	—	841
Vest - restricted stock awards	—	—	—	—	—	—	34	—	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	—	—	—	—	13,377	—	260	—	—	260
Impact of subsidiary equity transactions	—	—	—	—	—	—	—	—	2,420	—	(2,420)	—
Issuance - vendor service agreement	—	—	—	—	—	—	2,581	—	50	—	—	50
Issuance - common stock private placement offering with pre-funded warrants and Veris Health common stock issuance, net of issuance costs	—	—	—	—	—	—	85,812	—	1,422	—	948	2,370
Issuance through debt exchange - Series C Convertible Preferred Stock, net of financing fees	—	—	—	—	22,347	22,347	—	—	(109)	—	—	22,238
Issuance through unsecured debt obligation cancellation - Series C Convertible Preferred Stock	—	—	—	—	2,653	2,653	—	—	—	—	—	2,653
Conversions - Series C Convertible Preferred Stock	—	—	—	—	(520)	(520)	43,334	—	520	—	—	—
Initial reclassification of Series C Convertible Preferred Stock from permanent equity to Mezzanine Equity due to partial redemption feature	2,000	2,000	—	—	(2,000)	(2,000)	—	—	—	—	—	(2,000)
Reclassification of Series C Convertible Preferred Stock to permanent equity from Mezzanine Equity due to increase in stated value due to dividend capitalization	(31)	—	—	—	31	—	—	—	—	—	—	—
Dividends earned - Series C Convertible Preferred Stock	—	—	—	—	—	398	—	—	—	(398)	—	—
Deemed dividend on Series C Convertible Preferred Stock	—	—	—	—	—	—	—	—	789	(789)	—	—
Stock-based compensation - PAVmed	—	—	—	—	—	—	—	—	637	—	—	637
Stock-based compensation - subsidiary	—	—	—	—	—	—	—	—	—	—	293	293
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	18,968	(345)	18,623
Balance - March 31, 2025	1,969	$2,000	1,441,135	$3,400	22,511	$22,878	558,991	$1	$255,983	$(237,268)	$(6,062)	$38,932

See accompanying notes to the unaudited condensed consolidated financial statements.

PAVMED INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except number of shares and per share data - unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss) - before noncontrolling interest (“NCI”)	$(1,064)	$18,623

Adjustments to reconcile net income (loss) - before NCI to net cash used in operating activities
Depreciation and amortization expense	20	43
Stock-based compensation	182	930
Change in fair value - equity method investment	(1,878)	(21,004)
Amortization of common stock payment for vendor service agreement	1,951	50
Change in fair value - Senior Secured Convertible Notes	(3,360)	49
Change in fair value - warrant liability	(1,831)	—
Change in fair value - rights liability	(30)	—
Debt extinguishment loss - Senior Secured Convertible Note	3,422	58
Non-cash lease expense	(6)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(6)	8
Prepaid expenses, deposits and current and other assets	70	190
Accounts payable	303	(286)
Accrued expenses and other current liabilities	(393)	(240)
Net cash flows used in operating activities	(2,620)	(1,581)

Cash flows from investing activities
Purchase of equipment	(22)	(6)
Net cash flows used in investing activities	(22)	(6)

Cash flows from financing activities
Proceeds – issue of Series D Preferred Stock, net of financing fees	29,910	—
Proceeds - Senior Secured Convertible Note (February 2026)	15,000	—
Payment - Senior Secured Convertible Note (September 2022)	(11,149)	—
Payment - Series C Preferred Stock	(26,197)	—
Proceeds – issue of common stock and pre-funded warrants, net of financing fees	—	2,370
Payment – financing costs – debt exchange	—	(109)
Proceeds – issue of common stock - At-The-Market Facility	—	841
Net cash flows provided by financing activities	7,564	3,102
Net increase in cash	4,922	1,515
Cash, beginning of period	1,538	1,185
Cash, end of period	$6,460	$2,700

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, common stock purchase warrants, preferred stock purchase warrants, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated less than $0.1 million of revenue for the three months ended March 31, 2026, and the Company expects to continue to experience recurring losses and to generate negative cash flows from operating activities in the near future.

Note 2 — Liquidity and Going Concern - continued

The Company incurred a net loss attributable to PAVmed common stockholders of approximately $7.0 million and had net cash flows used in operating activities of approximately $2.6 million for the three months ended March 31, 2026. As of  March 31, 2026, the Company had positive working capital of approximately $3.8 million.

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

Note 3 — Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2025 as filed with the SEC on March 27, 2026, except as otherwise noted herein below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PAVmed and those of its wholly owned subsidiaries and majority-owned subsidiaries entities have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”). All intercompany transactions and balances have been eliminated in consolidation. The Company has a controlling financial interest in Veris Health Inc., with the corresponding noncontrolling interest included as a separate component of consolidated stockholders’ equity (deficit), including the recognition in the unaudited condensed consolidated statement of operations of a net loss attributable to the noncontrolling interest based on the respective minority-interest equity ownership of each subsidiary. PAVmed accounts for its investment in Lucid Diagnostics using the equity method and the fair value option. See below and Note 4, Equity Method Investment for a discussion on Lucid Diagnostics. See Note 13, Noncontrolling Interest, for a discussion of each of the subsidiaries noted above. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted. The balance sheet as of  December 31, 2025 has been derived from audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of management, include all adjustments, consisting only of routine recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial information.

The unaudited condensed consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended  December 31, 2025 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 27, 2026.

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

Included in the Company’s cash as of  March 31, 2026 and  December 31, 2025 is $299 related to a restricted deposit account for a standby letter of credit associated with our corporate headquarters which has a lease maturity date in 2030.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and the determination of corresponding carrying value reserve, if any, and liabilities and the disclosure of contingent losses, as of the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates in these unaudited condensed consolidated financial statements include those related to the estimated fair value of debt obligations, stock-based equity awards, preferred stock and preferred stock warrants. Other significant estimates include the estimated incremental borrowing rate, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. Additionally, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

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

Note 3 — Summary of Significant Accounting Policies - continued

Equity Method Investments

Businesses that are not consolidated, but over which PAVmed exercises significant influence, are accounted for under the equity method of accounting. The determination as to whether or not PAVmed exercises significant influence with respect to a company depends on an evaluation of several factors, including, among others, representation on the company’s board of directors and equity ownership level, which is generally between a 20% and a 50% interest in the voting securities of an equity method business, as well as voting rights associated with PAVmed’s holdings in common stock in that company. PAVmed accounts for Lucid Diagnostics as an equity method investment.

Fair Value Option (“FVO”) Election

Under a Securities Purchase Agreement dated March 31, 2022, the Company issued a Senior Secured Convertible Note dated April 4, 2022, referred to herein as the “April 2022 Senior Convertible Note”, and a Senior Secured Convertible Note dated September 8, 2022, as amended from time to time, referred to herein as the “September 2022 Senior Convertible Note”, and a Senior Secured Convertible Note dated February 3, 2026, referred to herein as the “2026 Note” which are accounted under the “fair value option election” as discussed below.

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

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The estimated fair value adjustment of the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the 2026 Note, including the component related to accrued interest, is presented in a single line item within other income (expense) in the accompanying unaudited condensed consolidated statement of operations (as provided for by ASC 825-10-50-30(b)). Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”) (for which there was no such adjustment with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note or the 2026 Note.

See Note 8, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 9, Debt, for a discussion of the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and the 2026 Note.

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

The following presents summarized financial information related to Lucid accounted for under the equity method as of  March 31, 2026. This aggregate information has been compiled from the financial statements of Lucid.

March 31, 2026
Cash	$27,876
Other current assets	3,486
Non-current assets	2,718
Total assets	34,080
Current liabilities	29,385
Non-current liabilities	695
Shareholders’ equity	4,000
Total liabilities and stockholders’ equity	$34,080

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Revenue	$1,256	$828
Net income (loss) attributable to common stockholders	$(23,628)	$(36,018)

At  March 31, 2026 and  December 31, 2025, the fair value of the Company’s investment in Lucid was $36.0 million and $34.1 million, respectively. The Company recognized an unrealized gain on its investment in Lucid of $1,878 and $21,004 in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively. The fair value of shares of Lucid’s common stock held by the Company was determined using the closing price of Lucid’s common stock per share on  March 31, 2026 and  December 31, 2025 of $1.15 and $1.09, respectively. At  March 31, 2026 and  December 31, 2025, PAVmed held approximately 27.1% and 27.5%, respectively, of Lucid’s common stock voting interest. As of May 12, 2026, PAVmed held approximately 25.2% of Lucid's common stock voting interest.

Note 4 — Equity Method Investment - continued

Lucid - Management Services Agreement

Lucid’s daily operations are also managed in part by personnel employed by the Company, for which the Company records management fee income, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with Lucid. The MSA does not have a termination date, but may be terminated by Lucid. The MSA Fee is charged on a monthly basis and is subject to periodic adjustment corresponding with changes in the services provided by the Company’s personnel to Lucid, with any such change in the MSA Fee being subject to approval of the boards of directors of each of the Company and Lucid. The monthly fee due to the Company from Lucid is $1,050. During the three months ended March 31, 2026 and 2025, the MSA fee income was $3,150.

Note 5 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	March 31, 2026	December 31, 2025
Advanced payments to service providers and suppliers	$212	$139
Prepaid insurance	106	212
Deposits	379	414
Veris Box supplies	236	239
Total prepaid expenses, deposits and other current assets	$933	$1,004

Note 6 — Leases

The Company’s future lease payments as of  March 31, 2026, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2026 (remainder of year)	$545
2027	594
2028	471
2029	481
2030	367
Thereafter	—
Total lease payments	$2,458
Less: imputed interest	(348)
Present value of lease liabilities	$2,110

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$179	$175
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Weighted-average remaining lease term - operating leases (in years)	4.01	4.82
Weighted-average discount rate - operating leases	7.875%	7.875%

As of  March 31, 2026 and  December 31, 2025, the Company’s right-of-use assets from operating leases were $1,872 and $2,002, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of  March 31, 2026 and  December 31, 2025, the Company had outstanding operating lease obligations of $2,110 and $2,248, respectively, of which $588 and $573, respectively, are reported in operating lease liabilities, current portion and $1,522 and $1,675, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, as a function of the financing terms the Company would likely receive on the open market.

Note 7 — Commitment and Contingencies

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

Note 8 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the periods indicated is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
March 31, 2026
Assets:
Investment in Lucid Diagnostics common stock	$35,998	$—	$—	$35,998
Total assets at fair value	$35,998	$—	$—	$35,998
Liabilities:
2026 Note	—	—	14,900	14,900
Rights liability - Lucid Diagnostics common stock	345	—	—	345
Total liabilities at fair value	$345	$—	$14,900	$15,245

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2025
Assets:
Investment in Lucid Diagnostics common stock	$34,120	$—	$—	$34,120
Total assets at fair value	$34,120	$—	$—	$34,120
Liabilities:
Senior Secured Convertible Note - September 2022	—	—	11,100	11,100
Total liabilities at fair value	$—	$—	$11,100	$11,100

[1]	There were no transfers between the respective Levels during the period ended March 31, 2026.

Note 8 — Financial Instruments Fair Value Measurements  - continued

As discussed in Note 9, Debt, the Company issued Senior Secured Convertible Notes September 8, 2022 and February 3, 2026, with an initial $11.25 million face value principal (as amended from time to time, “September 2022 Senior Convertible Note”), and an initial $15.0 million face value principal ("2026 Note"), respectively. Both convertible notes are accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

Note 8 — Financial Instruments Fair Value Measurements - continued

The estimated fair value of the 2026 Note as of  March 31, 2026 and the estimated fair value of the September 2022 Senior Convertible Note as of  December 31, 2025, were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

2026 Note:
March 31, 2026
Fair Value	$14,900
Face value principal payable	$15,000
Required rate of return	16.200%
Conversion Price	$450.00
Value of common stock	$10.15
Expected term (years)	2.85
Volatility	40.00%
Risk free rate	3.74%
Dividend yield	—%

September 2022 Senior
Convertible Note:
December 31, 2025
Fair Value	$11,100
Face value principal payable	$7,839
Required rate of return	8.20% - 8.50%
Conversion Price	$32.04
Value of common stock	$6.63
Expected term (years)	0.09 - 1.00
Volatility	85% - 95%
Risk free rate	3.42% - 3.67%
Dividend yield	—%

The estimated fair values recognized utilized PAVmed’s common stock prices, along with certain Level 3 inputs (as presented in the respective tables above), in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models and analyses, including the respective common stock prices, as compared to the floor price on conversions, the dividend yields, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, probability weighting on the likelihood as of December 31, 2025 of the Company exercising a 132.5% redemption on the September 2022 Senior Convertible Note (which was redeemed in February 2026), assumptions regarding the estimated volatility in the value of the respective common stock prices. Changes in these assumptions can materially affect the recognized estimated fair values.

Note 9 — Debt

The fair value and face value principal outstanding of the Senior Convertible Notes as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
2026 Note	February 3, 2029	15.000%	$450.00	15,000	14,900
Balance as of March 31, 2026				$15,000	$14,900

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
September 2022 Senior Convertible Note	December 31, 2026	7.875%	$32.04	7,839	11,100
Balance as of December 31, 2025				$7,839	$11,100

The changes in the fair value of debt during the three months ended March 31, 2026 is as follows:

	September 2022 Senior Convertible Note	2026 Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value at December 31, 2025	$11,100	$—	$11,100	$—
Face value principal – issue date	—	15,000	15,000
Principal repayments – cash	(7,840)	—	(7,840)
Change in fair value	(3,260)	(100)	(3,360)	3,360
Fair Value at March 31, 2026	$—	$14,900	$14,900
Other Income (Expense) - Change in fair value – three month period ended March 31, 2026				$3,360

Note 9 — Debt - continued

The changes in the fair value of debt during the three months ended March 31, 2025 is as follows:

	April 2022 Senior Convertible Note	September 2022 Senior Convertible Note	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value at December 31, 2024	$20,300	$8,800	$29,100	$—
Installment repayments – common stock	—	(176)	(176)	—
Non-installment payments – common stock	—	(26)	(26)	—
Principal paydown through exchange	(17,602)	(871)	(18,473)	—
Non-installment payment through exchange	(2,772)	(1,102)	(3,874)	—
Change in fair value	74	(25)	49	(49)
Fair Value at March 31, 2025	$—	$6,600	$6,600
Other Income (Expense) - Change in fair value – three month period ended March 31, 2025				$(49)

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

The Company issued an additional Senior Secured Convertible Note dated September 8, 2022, referred to herein as the “September 2022 Senior Convertible Note”, with such note having a $11.25 million face value principal, a 7.875% annual stated interest rate, a contractual conversion price of $2,250.00 per share (which conversion price, in connection with the Exchange, was reduced to $32.04 per share as of January 17, 2025) of the Company’s common stock. The September 2022 Senior Convertible Note may be converted into shares of common stock of the Company at the holder’s election.

Concurrent with the Series D Preferred Stock Offering (as defined in Note 11, Preferred Stock), the Company redeemed all 16,962 shares of Series C Preferred Stock outstanding and refinanced all $8,415 in principal and interest of its September 2022 Senior Convertible Note, in consideration of a cash payment to the holder of approximately $22,346 (which was made using proceeds from the sale of the Series D Preferred Stock), the issuance to the holder of an amended and restated 2022 Note (the “2026 Note”) with a principal amount of $15.0 million face value principal and granted the holder the right to receive from the Company 300,000 common shares of Lucid ("Rights").

The total consideration transferred in the concurrent transactions was $37,721, consisting of (i) cash consideration of $22,346, (ii) the fair value of the 2026 Note of $15,000, and (iii) the fair value of the Rights of $375 (discussed below). The total consideration was allocated between the extinguishment of the September 2022 Senior Convertible Note and the redemption of the Series C Preferred Stock based on their relative fair values at the redemption date. The relative fair values were determined on February 3, 2026, based on 132.5% of the principal and interest outstanding of the September 2022 Senior Convertible Note and 132.5% of the stated value of the Series C Preferred Stock. The relative fair values were determined to be approximately 30% for the September 2022 Senior Convertible Note and 70% for the Series C.

The September 2022 Senior Convertible Note, which had an estimated fair value of $11,149, was allocated total consideration of approximately $11,261, including approximately $112 of the Rights value allocation, resulting in a debt extinguishment loss of $3,422 during the three months ended March 31, 2026. The Series C Preferred Stock, which had an estimated fair value of $26,197, was allocated total consideration of approximately $26,460, including approximately $263 of the Rights value allocation. The excess of the consideration allocated to the Series C Preferred Stock redemption over its carrying value of $6,689 was recognized as a deemed dividend to preferred stockholders in the period and included in the calculation of net income (loss) attributable to common stockholders for purposes of net earnings (loss) per share in the accompanying unaudited condensed consolidated statements of operations for three months ended March 31, 2026.

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

In addition, under the 2026 Note, the Company granted the Holder the right to receive from the Company 300,000 shares of Lucid’s common stock (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events), upon the earliest of (x) the Maturity Date, (y) the date the 2026 Note no longer remains outstanding and (z) such earlier date as the Company shall notify the Holder in writing, subject to the beneficial ownership limitation described in the Amendment Agreements.  The obligation is indexed to the fair value of Lucid’s common stock and will be settled in shares. At issuance, the Company recognized a liability related to an obligation to settle 300,000 shares of Lucid. The liability is subsequently measured at fair value, based on the quoted market price of the subsidiary’s common stock (Level 1 input within the fair value hierarchy), with changes in fair value recognized in earnings.

As of the issuance date, the fair value of the Rights was $375, included in rights liability, on the accompanying unaudited condensed consolidated balance sheets, based on Lucid’s stock price of $1.25 per share. As of March 31, 2026, the fair value of the Rights decreased to $345, based on a stock price of $1.15 per share. The Company recognized a $30 decrease for the change in fair value of the Rights which is included in change in fair value - rights liability, in the accompanying unaudited condensed consolidated statements of operations for three months ended March 31, 2026.

Note 9 — Debt - continued

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

Note 10 — Stock-Based Compensation

PAVmed 2014 Long-Term Incentive Equity Plan

The PAVmed 2014 Long-Term Incentive Equity Plan (the “PAVmed 2014 Equity Plan”) is designed to enable PAVmed to offer employees, officers, directors, and consultants, as defined, an opportunity to acquire shares of common stock of PAVmed. The types of awards that may be granted under the PAVmed 2014 Equity Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the PAVmed compensation committee.

A total of 1,713,517 shares of common stock of PAVmed are reserved for issuance under the PAVmed 2014 Equity Plan, with 1,500,044 shares available for grant as of  March 31, 2026. The share reservation is not diminished by a total of 2,038 PAVmed stock options and restricted stock awards granted outside the PAVmed 2014 Equity Plan as of  March 31, 2026. In January 2026, the number of shares available for grant was increased by 49,784 in accordance with the evergreen provisions of the plan. In addition, on March 27, 2026, the stockholders of the Company approved an increase in the number of shares available for grant by an additional 1,500,000.

PAVmed Stock Options

PAVmed stock options granted under the PAVmed 2014 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2025	45,834	$354.62	6.6	$—
Granted(1)	39,084	$9.47
Exercised	—	$—
Forfeited	(749)	$50.88
Outstanding stock options at March 31, 2026(3)	84,169	$197.07	8.3	$26
Vested and exercisable stock options at March 31, 2026	33,342	$476.82	6.3	$—

(1)

Stock options granted under the PAVmed 2014 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.

(2)

The intrinsic value is computed as the difference between the quoted price of the PAVmed common stock on each of  March 31, 2026 and  December 31, 2025 and the exercise price of the underlying PAVmed stock options, to the extent such quoted price is greater than the exercise price.

(3)	The outstanding stock options presented in the table above are inclusive of 1,816 stock options granted outside the PAVmed 2014 Equity Plan, as of March 31, 2026 and December 31, 2025.

Note 10 — Stock-Based Compensation - continued

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

PAVmed Restricted Stock Awards

PAVmed restricted stock awards granted under the PAVmed 2014 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2025	67,739	$58.27
Granted	46,000	9.47
Vested	(34)	173.70
Forfeited	—	—
Unvested restricted stock awards as of March 31, 2026	113,705	$38.48

On February 20, 2026, the Company awarded to certain employees 46,000 shares of restricted stock under the PAVmed 2014 Equity Plan. Each award will vest in full on May 20, 2029.

Subsequent to March 31, 2026, on  April 2, 2026, the Company awarded 889,650 shares of restricted stock to its directors and certain officers under the PAVmed 2014 Equity Plan, with such restricted stock awards having an aggregate fair value of approximately $8.8 million, which was measured using the grant date quoted closing price per share of the Company’s common stock, with the fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. Each award will vest in full on May 20, 2029.

Note 10 — Stock-Based Compensation - continued

Consolidated Stock-Based Compensation Expense

The consolidated stock-based compensation expense recognized the Company under the PAVmed 2014 Equity Plan, with respect to stock options and restricted stock awards as discussed above, for the periods indicated, was as follows:

	Three Months Ended
	March 31,
	2026	2025
Sales and marketing expenses	$5	$45
General and administrative expenses	155	796
Research and development expenses	22	89
Total stock-based compensation expense	$182	$930

The consolidated unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under the PAVmed 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
PAVmed 2014 Equity Plan
Stock Options	$452	2.4
Restricted Stock Awards	$1,172	2.4

Stock-based compensation expense recognized with respect to stock options granted under the PAVmed 2014 Equity Plan was based on a weighted average estimated fair value of such stock options of $7.70 per share during the three months ended March 31, 2026, calculated using the following weighted average Black-Scholes valuation model assumptions below. The Company did not grant any stock options under the PAVmed 2014 Equity Plan during the three months ended March 31, 2025.

Three Months Ended
March 31,
2026
Expected term of stock options (in years)	5.8
Expected stock price volatility	104%
Risk free interest rate	4%
Expected dividend yield	0%

Note 10 — Stock-Based Compensation - continued

PAVmed Employee Stock Purchase Plan (“PAVmed ESPP”)

Effective September 18, 2024, PAVmed’s compensation committee temporarily suspended any participation in the PAVmed ESPP. Accordingly, no shares of common stock of the Company have been purchased under the PAVmed ESPP since March 31, 2024. In March 2026, PAVmed's compensation committee approved the reinstatement of the PAVmed ESPP, effective April 1, 2026.

The PAVmed ESPP has a total reserve of 21,112 shares of common stock of PAVmed of which 15,774 shares are available for issue as of  March 31, 2026. In January 2026, the number of shares available-for-issue was increased by 5,667 in accordance with the evergreen provisions of the plan.

Note 11 — Preferred Stock

As of  March 31, 2026 and  December 31, 2025, there were 1,559,991 and 1,529,389 shares of PAVmed Series B Convertible Preferred Stock, classified in permanent equity, issued and outstanding, respectively.

PAVmed Series B Convertible Preferred Stock Dividends

The Series B Convertible Preferred Stock is issued pursuant to the PAVmed Certificate of Designation of Preferences, Rights, and Limitations of Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock Certificate of Designation”), has a par value of $0.001 per share, no voting rights, a stated value of $3.00 per share, and was immediately convertible upon its issuance. At the holders’ election, 450 shares of Series B Convertible Preferred Stock are currently convertible into one share of common stock of the Company, subject to further adjustment for the effect of future stock dividends, stock splits or similar events affecting the Company’s common stock. The Series B Convertible Preferred Stock shall not be redeemed for cash and under no circumstances shall the Company be required to net cash settle the Series B Convertible Preferred Stock.

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

PAVmed Series B Convertible Preferred Stock Dividends Earned

The Series B Convertible Preferred Stock dividends earned are included in the calculation of basic and diluted net loss attributable to PAVmed common stockholders for each of the respective corresponding periods presented in the accompanying condensed consolidated statement of operations, inclusive of $94 of such dividends earned in the three months ended March 31, 2026; and $86 of such dividends earned in the three months ended March 31, 2025.

PAVmed Series B Convertible Preferred Stock Dividends Declared

During the three months ended March 31, 2026, the Company’s board of directors declared an aggregate of approximately $92 of Series B Convertible Preferred Stock dividends, earned as of  December 31, 2025, with such dividends settled by the issue of an additional aggregate 30,602 shares of Series B Convertible Preferred Stock.

During the three months ended March 31, 2025, the Company’s board of directors declared an aggregate of approximately $85 of Series B Convertible Preferred Stock dividends, earned as of December 31, 2024, with such dividends settled by the issue of an additional aggregate 28,270 shares of Series B Convertible Preferred Stock.

Subsequent to  March 31, 2026, on May 5, 2026, the Company’s board of directors declared a PAVmed Series B Convertible Preferred Stock dividend, earned as of  March 31, 2026, of $94, to be settled by the issue of 31,218 additional shares of Series B Convertible Preferred Stock.

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

Note 11 — Preferred Stock - continued

PAVmed Series C Convertible Preferred Stock

The Series C Preferred Stock was issued pursuant to the PAVmed Certificate of Designation of Preferences, Rights, and Limitations of Series C Convertible Preferred Stock (“Series C Convertible Preferred Stock Certificate of Designation”) and had a par value of $0.001 per share. Each share of Series C Preferred Stock had a stated value of $1,000 (plus the amount of any dividends thereon that are capitalized), and entitled the holder thereof to a preferred dividend at a rate of 7.875% per annum, payable quarterly in arrears. The Series C Preferred Stock was entitled to vote with the holders of shares of Common Stock, voting together as one class, on all matters in which the holders of the preferred shares were permitted to vote with the class of shares of Common Stock pursuant to applicable law, on an as-converted basis (subject to certain limitations, including the beneficial ownership limitation described below).

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

For each conversion price reduction, the Company recognized the incremental value as a deemed dividend to the holder of the Series C Preferred Stock. In the aggregate, the Company recognized deemed dividend charges of $789 for the three months ended March 31, 2025, which increased net loss available to common stockholders on the consolidated statements of operations. The incremental fair value associated with the Series C Preferred Stock modifications was determined using Monte Carlo simulation models. The fair value of the conversion price reduction was estimated based on the adjusted conversion price of $12.00 and the applicable number of shares of the Company’s common stock issuable upon conversion, including the impact of any additional share allotments. The models utilized the following assumptions: a required rate of return of 14.5%, dividend yield of 0%, volatility of 40%, and risk-free rates ranging from 3.98% to 4.30%. The estimated fair value of the reduced conversion price was compared to the fair value of the conversion price immediately prior to each modification, which reflected a conversion price of $32.04 and incorporated the same required rate of return, dividend yield, expected volatility, and risk-free interest rate assumptions. The excess of the fair value of the modified conversion feature over the fair value immediately prior to the modification was recognized as a deemed dividend.

During the year ended December 31, 2025, the Company elected to capitalize each of the quarterly dividends earned on its Series C Preferred Stock, which totaled $1,784 in the aggregate (including $398 as of March 31, 2025). As a result, the stated value increased from $1,000 to $1,080 over the same period. As of the date of redemption of all outstanding Series C Preferred Stock, February 3, 2026, the Company elected to capitalize earned dividends of $145.

In the three months ended March 31, 2025, the Company has issued 43,334 shares of our common stock in connection with the conversion of 520 shares of Series C Preferred Stock. In the three months ended March 31, 2026, the Company issued 433,546 shares of its common stock upon the conversion of 2,495 shares of Series C Preferred Stock with a carrying value of $1,387. Further, on February 3, 2026, concurrently with the Series D Preferred Stock Offering (as defined below), the Company redeemed all 16,962 shares of Series C Preferred Stock outstanding and refinanced all $8,415 in principal and interest of its September 2022 Senior Convertible Note, in consideration of a cash payment to the holder thereof of approximately $22.3 million (which was made using proceeds from the sale of the Series D Preferred Stock), and the issuance of the 2026 Note with a principal amount of $15.0 million face value principal.

Note 11 — Preferred Stock - continued

PAVmed Series D Convertible Preferred Stock

On February 3, 2026, the Company entered into subscription agreements with certain accredited investors (the “Series D Preferred Stock Investors”) and, pursuant to and concurrently with the execution of the Subscription Agreements, sold to the Series D Preferred Stock Investors, for an aggregate purchase price of $30 million, (net $29.9 million after financing fees), (i) 30,000 shares of the Company’s newly designated Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), and (ii) warrants (the “Series D Preferred Stock Warrant”) to purchase an additional 30,000 shares of Series D Preferred Stock, with each investor receiving 100 shares of Series D Preferred Stock and a warrant to purchase 100 shares of Series D Preferred Stock for each $100 of its investment (the “Series D Preferred Stock Offering”). The initial conversion price of the Series D Preferred Stock is $6.50 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions.

The Series D Preferred Stock carried no stated dividends, but holders were able to participate in any distributions on an as-converted basis. Holders were entitled to vote together with common stockholders on an as-converted basis, subject to beneficial ownership and primary market limitations. In the event of liquidation, dissolution, winding up, or a deemed liquidation event, holders of Series D Preferred Stock were ranked pari passu with the Company’s Series B Preferred Stock. Upon a fundamental transaction, holders were entitled to receive the same kind and amount of consideration as holders of common stock on an as-converted basis, including any election rights available to common stockholders.

The Series D Preferred Stock was initially convertible into shares of the Company’s common stock upon receipt of shareholder approval required under Nasdaq rules related to issuances in excess of certain ownership thresholds. Prior to shareholder approval, the Series D Preferred Stock was contingently redeemable upon the occurrence of certain events outside the control of the Company and was therefore classified as temporary equity.

The Series D Preferred Stock Warrants were initially classified as liabilities and recorded at fair value, with subsequent changes in fair value recognized in the Company's unaudited condensed consolidated statements of operations, because the underlying Series D Preferred Stock was contingently redeemable prior to shareholder approval. Upon issuance, the Company allocated $13,518 of the proceeds to the Series D Preferred Stock Warrants based on their fair value as determined using a Black-Scholes valuation model, with the residual $16,482 allocated to the Series D Preferred Stock and recorded within temporary equity.

On March 27, 2026, PAVmed's shareholders approved the conversion of the Series D Preferred Stock into shares of the Company's common stock. Upon shareholder approval, the redemption feature ceased to apply and was superseded by the mandatory conversion feature. Accordingly, the Series D Preferred Stock was determined to be permanent equity. Promptly following such approval, on the same date, all outstanding shares of Series D Preferred Stock, with a carrying value of $16,392, were converted in full into 4,615,393 shares of the Company's common stock at the applicable conversion price.

Notwithstanding the conversion of the Series D Preferred Stock into shares of our common stock, the Series D Preferred Stock Warrants remain outstanding. Upon the publication by Molecular Diagnostic Services Program (MolDx) of a draft local coverage determination that EsoGuard will be covered by Medicare, the Series D Preferred Stock Warrant will be callable by the Company at a price of $0.001 per warrant share. The Company may send written notice to the holders after such condition has been satisfied and, after receipt of such notice, the holders will have 30 days to exercise the warrants. The Series D Warrants expire on February 3, 2031.

Following stockholder approval and the mandatory conversion of Series D Preferred Stock into common stock, any shares of Series D Preferred Stock issuable upon exercise of the warrants would automatically convert into shares of common stock. As a result, the Company reassessed and determined that the warrants qualify for equity classification because settlement is within the Company's control and the warrants are effectively exercisable for a fixed number of shares of common stock.

Immediately prior to the warrants qualifying equity classification, the Company remeasured the warrant liability to its final fair value of $11,687 using a Black-Scholes valuation model. As a result, the Company recognized a gain of $1,831 in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2026. Upon reclassification, the Company transferred the final fair value of the warrant liability of $11,687 to additional paid-in capital. Subsequent changes in fair value are not longer recognized.

The fair value of the warrant liability was measured using a Black-Scholes valuation model and was classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. Significant assumptions used in the valuations included a stock price of $9.57 at issuance and $8.67 at the reclassification date, an exercise price of $6.50, expected volatility of 40.0%, a risk-free interest rate ranging from 3.76% - 3.97%, expected terms of 5.0 years at issuance and 4.86 years at the reclassification date, and a dividend yield of 0.0%.

Note 12 — Common Stock and Common Stock Purchase Warrants

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

From and after the reverse split, effective on January 2, 2026, through January 20, 2026, the minimum bid price of the Company's common stock was greater than $1.00. On January 21, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq, stating the Company had regained compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market.

In the three months ended March 31, 2026, the Company issued 225,000 shares of common stock to vendors in exchange for $1,951 of agreed upon services, which is included in general and administrative operating expenses on the Company’s unaudited condensed consolidated statement of operations.

Note 13 — Noncontrolling Interest

The noncontrolling interest (“NCI”) included as a component of consolidated total stockholders’ equity is summarized for the periods indicated as follows:

March 31, 2026
NCI – equity - December 31, 2025	$(11,667)
Net loss attributable to NCI	(1,004)
Impact of subsidiary equity transactions	(1,872)
Stock-based compensation expense - Veris Health 2021 Equity Plan	8
NCI – equity – March 31, 2026	$(14,535)

The consolidated NCI presented above is with respect to the Company’s consolidated subsidiaries as a component of consolidated total stockholders’ equity as of  March 31, 2026 and  December 31, 2025; and the recognition of a net loss attributable to the NCI in the unaudited condensed consolidated statement of operations for the periods beginning on the acquisition date of the respective subsidiaries.

Veris Health

As of  March 31, 2026, there were 12,023,979 shares of common stock of Veris Health issued and outstanding, of which PAVmed holds an 52.20% majority-interest ownership and PAVmed has a controlling financial interest, with the remaining 47.80% minority-interest ownership held by unrelated third-parties. These ownership interests in Veris Health do not reflect the approximately $24.0 million of intercompany debt owed by Veris to PAVmed, which at the stated conversion price of $1.50, is convertible into 16,001,294 shares of common stock of Veris Health; giving effect to the conversion of such note, PAVmed’s ownership interest in Veris would be 79.50%. Accordingly, Veris Health is a consolidated majority-owned subsidiary of the Company, for which a provision of a noncontrolling interest (NCI) is included as a separate component of consolidated stockholders’ equity in the accompanying unaudited condensed consolidated balance sheets.

Note 13 — Noncontrolling Interest - continued

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

Note 14 — Net Income (Loss) Per Share

The Net income (loss) per share - attributable to PAVmed - basic and diluted and Net income (loss) per share - attributable to PAVmed common stockholders - basic and diluted - for the respective periods indicated - is as follows:

	Three Months Ended
	March 31,
	2026	2025
Numerator
Net income (loss) - before noncontrolling interest	$(1,064)	$18,623
Net income (loss) attributable to noncontrolling interest	1,004	345
Net income (loss) - as reported, attributable to PAVmed	$(60)	$18,968

Series B Convertible Preferred Stock dividends – earned	$(94)	$(86)
Series C Convertible Preferred Stock dividends - earned	$(145)	$(398)
Deemed dividend on Series C Convertible Preferred Stock	$(6,689)	$(789)
Net income (loss) attributable to PAVmed common stockholders used in basic EPS calculation	$(6,988)	$17,695
Fair Value Adjustment for diluted EPS calculation	$—	$(49)
Net income (loss) attributable to PAVmed common stockholders used in dilutive EPS calculation	$(6,988)	$17,646

Denominator
Weighted average common shares outstanding, basic	1,580,788	462,539
Add: Restricted stock awards	—	10,814
Add: PAVM Pre-Funded Warrants	—	11,771
Add: Senior Convertible Note	—	623,163
Add: Series C Convertible Preferred Stock	—	638,452
Weighted average common shares outstanding, diluted	1,580,788	1,746,739

Net income (loss) per share (1)
Net income (loss) per share attributable to PAVmed common stockholders, basic	$(4.42)	$38.26
Net income (loss) per share attributable to PAVmed common stockholders, diluted	$(4.42)	$10.10

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

Note 14 — Net Income (Loss) Per Share - continued

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

Basic weighted-average number of shares of common stock outstanding for the three months ended March 31, 2026 and 2025 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for the three months ended March 31, 2026, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	March 31,
	2026	2025
Stock options	84,169	18,946
Restricted stock awards	113,739	—
Series Z Warrants	—	26,528
Series D Warrants	4,615,393	—
Senior Convertible Note	33,333	—
Series B Convertible Preferred Stock	—	3,140
Total	4,846,634	48,614

The total stock options are inclusive of 1,816 stock options as of  March 31, 2026 and 2025 granted outside the PAVmed 2014 Equity Plan.

Note 15 — Segment Information

PAVmed’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM uses consolidated net income (loss) to assess segment profit or loss, allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. The Company’s significant segment expenses and other segment items align with the financial statements line items presented in the consolidated statements of operations.

During the three months ended March 31, 2026 and 2025, revenues resulting from subscription revenue was concentrated in the United States. The measure of segment assets is reported on the balance sheet as total consolidated assets, and concentrated in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”).

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including the discussion and analysis of our unaudited condensed consolidated financial condition and results of operations, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future events or performance and actual events and the Company’s actual results may differ significantly from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of the Form 10-K under the heading “Risk Factors.”

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

In this capacity, Mr. Virgilio will oversee the development and commercialization of PAVmed's current and future medical device portfolio. Such portfolio includes at this time the Company's PortIO implantable intraosseous vascular access device, which is being developed as a means for infusing fluids, medications and other substances directly into the bone marrow cavity and from there into the central venous circulation.  The portfolio also includes technology licensed by PAVmed from Duke University that involves a multi-modality probe combining angle-resolved low coherence interferometry with optical coherence tomography ("OCT"), as more fully described below.

Endoscopic Imaging Technology

In February 2026, PAVmed entered into a definitive license agreement with Duke University, through a newly formed subsidiary, for the exclusive worldwide rights to technology involving a multi-modality probe combining angle-resolved low coherence interferometry with endoscopic imaging.  This technology may be used to identify and facilitate treatment of advanced esophageal precancer (“dysplasia”) during upper endoscopy. The platform is designed to integrate with standard endoscopic procedures and may enable real-time assessment of esophageal tissue to guide clinical decision-making during the procedure.  Additionally, as the diagnosis of dysplasia currently relies on biopsy-based approaches, which require tissue sampling and subsequent pathological review, this technology may provide a complementary approach to streamline the evaluation and treatment process.

Recent Developments - continued

Business - continued

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

Recent Developments - continued

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

Lucid Diagnostics — Registered Direct Offering

On April 24, 2026, Lucid closed on the sale of 18,000,000 shares of its common stock, pursuant to its previously announced offering of shares of common stock at a price of $1.00 per share (the “Lucid RDO”). The net proceeds of the Lucid RDO, after deducting the underwriting discount and other expenses of the Lucid RDO, were approximately $16.8 million.

PAVmed ATM Facility

On April 17, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time through or to Maxim, shares of its common stock in an “at the market" facility. Under the Sales Agreement, the Company may not issue or sell through Maxim a dollar amount of shares that would exceed $2.88 million of shares. The Company will pay Maxim a commission of 3.0% of the aggregate gross sales prices of the shares.

Lucid ATM Facility

On May 30, 2025, Lucid entered into an “at-the-market offering” (“Lucid ATM”) for up to $25.0 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Maxim Group LLC. In the three months ended March 31, 2026, Lucid sold 4,161,747 shares through the Lucid ATM equity facility for net proceeds of approximately $5.3 million, after payment of 3% commissions, of approximately $0.2 million.

Results of Operations

Overview

Revenue

The Company recognized revenue from subscription revenue derived from its Veris Health Cancer Care Platform.

Cost of revenue

The Company’s cost of revenue from subscription revenue was derived from its Veris Health Cancer Care Platform. We have incurred expenses associated with the platform in the period in which the activities occur, therefore, gross margin as a percentage of revenue has varied from quarter to quarter due to costs being incurred in one period that relate to revenues recognized in a later period.

We expect that gross margin for our services will fluctuate based on the commercialization efforts of our subsidiaries.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related costs for employees engaged in sales, sales support and marketing activities, as well as advertising and promotion expenses.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, travel expenses, facility-related costs, professional fees for accounting, tax, audit and legal services, salaries and related costs and other expenses associated with obtaining and maintaining patents within our intellectual property portfolio.

General and administrative expenses includes those expenses related to being a public company, including fees and expenses for audit, legal, regulatory, tax-related services, insurance premiums and investor relations costs associated with maintaining compliance as a public company for PAVmed and its majority-owned subsidiaries.

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

The expenses of our research and development activities includes those associated with research and development activities related to the Veris Cancer Care Platform and other products in our pipeline as well as applicable new technologies, as resources permit.

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

The three months ended March 31, 2026 as compared to three months ended March 31, 2025

Revenue

In the three months ended March 31, 2026, revenue was relatively flat, at less than $0.1 million, as compared to the corresponding period in the prior year.

Cost of revenue

In the three months ended March 31, 2026, the cost of revenue costs were approximately $0.1 million, as compared to less than $0.1 million for the corresponding period in the prior year. The net increase of $0.1 million principally related to the compensation costs resulting from Veris' commercialization efforts.

Sales and marketing expenses

In the three months ended March 31, 2026, sales and marketing costs remained relatively flat, at approximately $0.2 million, as compared to the corresponding period in the prior year.

General and administrative expenses

In the three months ended March 31, 2026, general and administrative costs were approximately $6.4 million as compared to $4.4 million for the corresponding period in the prior year. The net increase of $2.0 million principally related to:

●	approximately $2.4 million increase related to third-party professional fees, primarily due to financing-related costs;
●	approximately $0.5 million decrease related to compensation and stock-based compensation costs; and
●	approximately $0.1 million increase related to general corporate and third-party consulting costs.

Research and development expenses

In the three months ended March 31, 2026, research and development costs were approximately $1.4 million as compared to $0.8 million for the corresponding period in the prior year. The net increase of $0.6 million principally related to the research and development costs incurred at Veris for the implantable physiological monitor.

Results of Operations - continued

 The three months ended March 31, 2026 as compared to the three months ended March 31, 2025 - continued

Other Income and Expense

Change in fair value of convertible debt

In the three months ended March 31, 2026 and 2025, the change in the fair value of our convertible notes was approximately $3.4 million of income and $0.1 million of expense, respectively, related to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the 2026 Note. The April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note and 2026 Note, were initially measured at their issue-date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date.

Change in management fee income

In the three months ended March 31, 2026, management fee income remained at $3.2 million as compared to the corresponding period in the prior year.

Loss on Debt Extinguishment

In the three months ended March 31, 2026, a debt extinguishment loss in the aggregate of approximately $3.4 million was recognized in connection with the redemption of the September 2022 Senior Convertible Note, as discussed below.

●

In the three months ended March 31, 2026, approximately $7.8 million of principal repayments were settled through a cash redemption payment of approximately $11.1 million. The redemption resulted in a debt extinguishment loss of $3.4 million in the three months ended March 31, 2026.

In the three months ended March 31, 2025, a debt extinguishment loss in the aggregate of approximately $0.1 million was recognized in connection with our April 2022 Senior Convertible Note and September 2022 Senior Convertible Note, as discussed below.

●

In the three months ended March 31, 2025, approximately $0.2 million of principal repayments, along with less than $0.1 million of interest expense thereon, were settled through the issuance of 13,377 shares of common stock of the Company, with such shares having a fair value of approximately $0.3 million (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in a debt extinguishment loss of less than $0.1 million in the three months ended March 31, 2025.

See Note 9, Debt, to the Financial Statements, for additional information with respect to the April 2022 Senior Convertible Note, the September 2022 Senior Convertible Note, and the 2026 Note.

Change in fair value of Equity Method Investment

At March 31, 2026, the fair value of the Company’s investment in Lucid was $36.0 million, with the company recognizing an unrealized gain on its investment in Lucid of $1.9 million in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2026. The fair value of common shares of Lucid held by the Company was determined using the $1.15 closing price per share of Lucid’s common stock as of March 31, 2026, as compared to Lucid’s common stock price per share of $1.09 at December 31, 2025.

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

We have financed our operations principally through the public and private issuances of our common stock, preferred stock, common stock purchase warrants, and debt, both at the PAVmed level and, in the case of Lucid and Veris, at the subsidiary level, as well as through management fees under our management service contract with Lucid. We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial products and services and ongoing R&D and clinical trials. We experienced net loss before noncontrolling interests of approximately $1.1 million and used approximately $2.6 million of cash in operations for the three months ended March 31, 2026. Financing activities provided $7.6 million of cash during the three months ended March 31, 2026. We ended the quarter with cash on-hand of $6.5 million as of March 31, 2026. We expect to continue to experience recurring losses and negative cash flows from operations, and will continue to fund our operations with debt and/or equity financing transactions. The Company’s ability to continue operations 12 months beyond the issuance of the financial statements, will depend upon its ability to control its operating costs within the limits of the amounts collected from its management service contracts with its non-consolidated subsidiaries, to substantially increase its revenues from the Veris Cancer Care platform, and to raise additional capital through various potential sources including equity or debt financings or refinancing or restructuring existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

Issue of Shares of Our Common Stock

During the three months ended March 31, 2026

●	We issued 4,615,393 shares of our common stock as a result of conversions of $30.0 million of our Series D Preferred Stock.
●	We issued 433,546 shares of our common stock as a result of conversions of $1.4 million of our Series C Preferred Stock.
●

We issued 225,000 shares of our common stock to vendors in exchange for approximately $2.0 million of agreed upon services, which is included in general and administrative operating expenses on the Company’s unaudited condensed consolidated statement of operations.

Senior Notes

On April 4, 2022 we sold to an investor a Senior Secured Convertible Note with a face value principal of $27.5 million (the “April 2022 Senior Convertible Note”). The April 2022 Senior Secured Convertible Note had an initial contractual maturity date of April 4, 2024, which maturity date the investor agreed to extend by one year, to April 4, 2025. The April 2022 Senior Convertible Note was satisfied in full in connection with the Exchange (as defined below).

On September 8, 2022 we sold to the same investor an additional Senior Secured Convertible Note with a face value principal of $11.25 million (the “September 2022 Senior Convertible Note”). The September 2022 Senior Secured Convertible Note had an initial contractual maturity date of September 6, 2024, which maturity date was extended to December 31, 2026. A portion of the September 2022 Senior Convertible Note was satisfied in connection with the Exchange, and subsequently was satisfied in full in connection with the February 2026 Financing (as defined below).

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

See Note 9, Debt, to the Financial Statements for additional information about the September 2022 Senior Convertible Note and the 2026 Note.

Liquidity and Capital Resources - continued

PAVmed ATM Facility

On April 17, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time through or to Maxim, shares of its common stock in an “at the market" facility. Under the Sales Agreement, the Company may not issue or sell through Maxim a dollar amount of shares that would exceed $2.88 million of shares. The Company will pay Maxim a commission of 3.0% of the aggregate gross sales prices of the shares.

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

On February 3, 2026, the Company consummated the February 2026 Financing, in connection with which we sold to certain accredited investors (i) 30,000 shares of Series D Preferred Stock, and (ii) warrants (the “Series D Warrants”) to purchase an additional 30,000 shares of Series D Preferred Stock, with each investor receiving 100 shares of Series D Preferred Stock and a warrant to purchase 100 shares of Series D Preferred Stock for each $100,000 of its investment. Concurrently therewith, the Company redeemed all 16,962 shares of Series C Preferred Stock outstanding.  The February 2026 Financing, including both the convertible note refinancing and the preferred stock sale, but net of the redemption, generated proceeds to the Company of approximately $7.6 million.

The Series D Warrants entitle the holders thereof to purchase an aggregate of 30,000 shares of Series D Preferred Stock at an exercise price of $1,000 per share. The Series D Warrants expire on February 3, 2031. Commencing on the publication by Molecular Diagnostic Services Program (MolDx) of a draft local coverage determination that EsoGuard will be covered by Medicare, the Series D Warrants will be callable by the Company at a price of $0.001 per warrant share. In lieu of issuing additional shares of Series D Preferred Stock upon exercise of the warrants, the Company may (and intends to) issue to the holders the number of shares of its common stock that would be issuable to the holders upon conversion of the Series D Preferred Stock underlying the warrants.  The Company may send written notice to the holders after such condition has been satisfied and, after receipt of such notice, the holders will have 30 days to exercise the Series D Warrants. If such warrants are exercised in full, the Company will receive an additional $30 million in cash proceeds in consideration for the issuance of an additional 4,615,393 shares of our common stock.

See Note 11, Preferred Stock, to the Financial Statements for additional information about the Series C Preferred Stock and the Series D Preferred Stock.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 27, 2026. There have been no material changes to our critical accounting estimates in the three months ended March 31, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Series B Preferred Stock dividends described in Note 11, Preferred Stock, to our accompanying unaudited condensed consolidated financial statements (the terms of which preferred stock were previously disclosed in a current report filed prior to the date of this Form 10-Q) were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving public offerings. The shares of the Company’s common stock issued upon conversion of the Series C Preferred Stock described in Note 11, Preferred Stock, to our accompanying unaudited condensed consolidated financial statements (the terms of which preferred stock were previously disclosed in a current report filed prior to the date of this Form 10-Q), were exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) thereof.

On March 27, 2026, the Company issued 225,000 shares of common stock to vendors in exchange for $1,951 of agreed upon services.

Except as disclosed above and as previously disclosed in our current and periodic reports filed prior to the date of this Form 10-Q, we did not sell any unregistered securities or repurchase any of our securities during the three months ended March 31, 2026.

See Part I, Item 2 under the caption “Liquidity and Capital Resources” for a description of limitations on the payment of dividends.

Item 5. Other Information

During the fiscal quarter ended  March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

EXHIBIT INDEX

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
3.1	Form of Certificate of Amendment	DEF 14A	Annex A	3/27/26
3.2	Certificate of Designations of Series D Preferred Stock	8-K	3.1	2/4/26
4.1	Form of Warrant to Purchase Series D Preferred Stock	8-K	4.1	2/4/26
4.2	Form of 2026 Note	8-K	4.2	2/4/26
10.1	Form of Amendment Agreement	8-K	10.1	2/4/26
10.2	Form of Registration Rights Agreement	8-K	10.2	2/4/26
10.3	Seventh Amended and Restated 2014 Long-Term Incentive Equity Plan	DEF 14A	Annex B	3/27/26
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

May 14, 2026	By:	/s/ Dennis M McGrath
Dennis M McGrath
President and Chief Financial Officer
(Principal Financial and Accounting Officer)